Form 10-Q
period 2004-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2004-05-12
CIK 1029142

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO
            __________.

                       COMMISSION FILE NUMBER: 000-1029142
                              ---------------------

                        DYNAVAX TECHNOLOGIES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       33-0728374
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization

                          717 POTTER STREET, SUITE 100
                             BERKELEY, CA 94710-2722
            (Address Of The Registrant's Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (510) 848-5100

                              ---------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The number of shares of the Registrant's Common Stock outstanding as of April 30, 2004 was 24,608,001.

================================================================================

                                      INDEX

                        DYNAVAX TECHNOLOGIES CORPORATION

                                                                                                   Page No.
                                                                                                   --------
PART I        FINANCIAL STATEMENTS

Item 1.       Condensed Consolidated Financial Statements (Unaudited)............................     3

              Condensed Consolidated Balance Sheets as of March 31, 2004 and  December 31, 2003

              Condensed Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2004 and 2003

              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2004 and 2003

              Notes to Condensed Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.........................................................................     11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........................     24

Item 4.       Controls and Procedures............................................................     24


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................     25

Item 2.       Changes in Securities and Use of Proceeds and Issuer Purchases of Equity
              Securities.........................................................................     25

Item 3.       Defaults upon Senior Securities....................................................     25

Item 4.       Submission of Matters to a Vote of Security Holders................................     25

Item 5.       Other Information..................................................................     25

Item 6.       Exhibits and Reports on Form 8-K...................................................     25

SIGNATURES.......................................................................................     26


                          PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        DYNAVAX TECHNOLOGIES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            MARCH 31,        DECEMBER 31,
                                                                                              2004               2003
                                                                                           ---------           ---------
                                                                                          (Unaudited)          (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                               $  75,012           $  23,468
   Restricted cash                                                                                77                  --
   Marketable securities                                                                       3,556               5,629
   Accounts receivable                                                                         2,780                 220
   Prepaid expenses and other current assets                                                   1,191               1,422
                                                                                           ---------           ---------
Total current assets                                                                          82,616              30,739

Property and equipment, net                                                                      734                 828
Other assets                                                                                     435                  18
                                                                                           ---------           ---------
Total assets                                                                               $  83,785           $  31,585
                                                                                           =========           =========
LIABILITIES, MINORITY INTEREST, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS'
   EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Accounts payable                                                                        $   2,036           $   1,410
   Accrued liabilities                                                                         3,579               2,989
   Current portion of deferred revenue                                                         1,750                 750
                                                                                           ---------           ---------
Total current liabilities                                                                      7,365               5,149

Noncurrent portion of deferred revenue                                                         6,750                  --

Commitments and contingencies

   Minority interest in Dynavax Asia                                                              --              14,733

Convertible preferred stock                                                                       --              83,635

Stockholders' equity (net capital deficiency):

   Preferred stock: $0.001 par value; 5,000 shares authorized and no shares
     issued and outstanding at March 31, 2004 or December 31, 2003                                --                  --
   Common stock: $0.001 par value; 100,000 and 28,333 shares authorized at March
     31, 2004 and December 31, 2003, respectively; 24,608 and 1,884 shares
     issued and outstanding at March 31, 2004 and December 31, 2003, respectively                 25                   2
   Additional paid-in capital                                                                158,441              12,762
   Deferred stock compensation                                                                (4,953)             (4,677)
   Notes receivable from stockholders                                                           (612)               (654)
   Accumulated deficit                                                                       (83,231)            (79,365)
                                                                                           ---------           ---------
Total stockholders' equity (net capital deficiency)                                           69,670             (71,932)
                                                                                           ---------           ---------
Total liabilities, minority interest, convertible preferred stock, and
   stockholders' equity (net capital deficiency)                                           $  83,785           $  31,585
                                                                                           =========           =========

See accompanying notes.

                        DYNAVAX TECHNOLOGIES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                       2004              2003
                                                                     --------           -------
Revenues:
   Collaboration revenue                                             $  2,744           $    --
   Grant revenue                                                          461                --
                                                                     --------           -------
Total revenues                                                          3,205                --

Operating expenses:
   Research and development                                             5,801             3,810
   General and administrative                                           1,389             1,039
                                                                     --------           -------
Total operating expenses                                                7,190             4,849

Loss from operations                                                   (3,985)           (4,849)

Interest income, net                                                      119               131
                                                                     --------           -------

Net loss                                                             $ (3,866)          $(4,718)
                                                                     ========           =======

Basic and diluted net loss per share                                 $  (0.36)          $ (2.68)
                                                                     ========           =======

Shares used to compute basic and diluted net loss per share            10,847             1,759
                                                                     ========           =======


See accompanying notes.

                        DYNAVAX TECHNOLOGIES CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                           2004               2003
                                                                         --------           -------
OPERATING ACTIVITIES
Net loss                                                                 $ (3,866)          $(4,718)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                              119               173
   Loss on disposal of property and equipment                                  17                --
   Accretion and amortization on investments                                   54               180
   Interest accrued on notes receivable from stockholders                     (10)              (10)
   Stock-based compensation expense                                           626               324
Changes in operating assets and liabilities:

     Accounts receivable                                                   (2,560)               --
     Prepaid expenses and other current assets                                 77               242
     Other assets                                                            (417)               --
     Accounts payable                                                         626              (866)
     Accrued liabilities                                                      590              (316)
     Deferred revenue                                                       7,750                --
                                                                         --------           -------
Net cash provided by (used in) operating activities                         3,006            (4,991)

INVESTING ACTIVITIES

Purchase of marketable securities                                              --              (519)
Maturities and sale of marketable securities                                2,019             7,000
Purchases of property and equipment                                           (42)              (22)
                                                                         --------           -------
Net cash provided by investing activities                                   1,977             6,459

FINANCING ACTIVITIES

Proceeds from issuance of common stock, net of issuance costs              46,432                --
Repurchase of common stock                                                     --               (36)
Repayment of notes receivable from stockholders                                52                35
Restricted cash                                                                77                --
                                                                         --------           -------
Net cash provided by (used in) financing activities                        46,561                (1)

Net increase in cash and cash equivalents                                  51,544             1,467
Cash and cash equivalents at beginning of the period                       23,468             5,171
                                                                         --------           -------
Cash and cash equivalents at end of the period                           $ 75,012           $ 6,638
                                                                         ========           =======

See accompanying notes.

                        DYNAVAX TECHNOLOGIES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The terms "Dynavax," the "Company," "we" and "us" as used in this report refer to Dynavax Technologies Corporation. The accompanying condensed consolidated unaudited balance sheet as of March 31, 2004 and condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other period. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

DYNAVAX ASIA

In October 2003, the Company formed Dynavax Asia Pte. Ltd., or Dynavax Asia, a 100% owned Singapore subsidiary, which will focus on the Company's clinical and preclinical hepatitis B programs. Also in October 2003, the Company completed a sale of 15,200,000 ordinary shares in Dynavax Asia, which reduced the Company's ownership in Dynavax Asia from 100% to 50%. The Company recorded the sale of the ordinary shares as a minority interest liability in the consolidated financial statements. As a result of the Company's initial public offering in February 2004, ordinary shares in Dynavax Asia were converted into 2,111,111 shares of common stock in the Company, which was accounted for as a capital transaction, and Dynavax Asia became a wholly owned subsidiary. The Company will support the development activities of Dynavax Asia through its U.S. personnel and through limited hiring in Singapore.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dynavax and Dynavax Asia, its wholly-owned subsidiary. All significant intercompany accounts and transaction have been eliminated.

CRITICAL ACCOUNTING POLICIES

The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2004 as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

RESTRICTED CASH

As of March 31, 2004, the Company held $76,954 in a certificate of deposit as collateral on an irrevocable standby letter of credit as a security deposit for its new operating lease, which the Company entered into in January 2004.

NET LOSS PER SHARE

Basic earnings per share is computed based on the number of weighted average shares outstanding. The calculation of diluted net loss per share excludes shares of potential common stock, consisting of stock options and warrants, because their effect is anti-dilutive

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                  2004               2003
                                                                                --------           -------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             AMOUNTS)
Numerator:
   Net loss                                                                     $ (3,866)          $(4,718)
                                                                                --------           -------
Denominator:
   Weighted-average common shares outstanding                                     10,874             1,840
   Less: Weighted-average unvested common shares subject to repurchase               (27)              (81)
                                                                                --------           -------

Denominator for basic and diluted net loss per share                              10,847             1,759
                                                                                ========           =======

Basic and diluted net loss per share                                            $  (0.36)          $ (2.68)
                                                                                ========           =======

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

STOCK-BASED COMPENSATION

The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). As permitted, the Company continues to recognize employee stock compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and its interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the deemed fair value of the Company's common stock and the option exercise price, and is amortized over the respective vesting period of the options using the straight-line method. The pro forma effects of applying SFAS 123, as amended by SFAS 148, on the Company's net loss had compensation cost for options granted to employees been determined based on the fair value at grant date as prescribed by SFAS 123, would be as follows (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                               2004              2003
                                                             -------           -------
Net loss:
   As reported                                               $(3,866)          $(4,718)
   Add:
     Stock-based employee compensation expense
       included in net loss                                      626               324

   Less:
     Stock-based employee compensation expense
       determined under the fair value based method             (762)             (415)
                                                             -------           -------
 Pro forma                                                   $(4,002)          $(4,809)
                                                             =======           =======

 Net loss per share
    Basic and diluted, as reported                           $ (0.36)          $ (2.68)
                                                             =======           =======
    Basic and diluted, pro forma                             $ (0.37)          $ (2.73)
                                                             =======           =======

      Such pro forma disclosure may not be representative of future stock-based compensation expense because such options vest over several years and additional grants may be made each year.

      The estimate fair value of each option grant to employees is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

                                                THREE MONTHS ENDED MARCH 31,
                                              2004                      2003
                                              ----                      ----
Expected dividend yield                        0%                          0%
Risk-free interest rate                    2.3% to 2.8%                  2.6%
Expected life (in years)                       4                           4
Volatility                                   1.0                          1.0

The weighted-average estimated fair value per share of employee stock options granted during the first quarter of 2004 and 2003 was $6.11 and $4.26, respectively.

2. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

      The Company leases its facilities under two operating leases that expire in May 2008 and March 2014. In January 2004, the Company amended its operating lease for one of its facilities to include an option to terminate early its remaining liability under the terms of the original lease. Under the terms of the amendment, the Company would pay a termination fee of $300,000 if it chooses to exercise the termination option; however, the Company has not exercised that option as of March 31, 2004. Under one of its leases, the Company has the option through May 2004 to expand the amount of office and laboratory space it occupies. This lease can be terminated at no cost to the Company in March 2009 but extends automatically until March 2014 if the Company chooses not to terminate the lease.

      Future minimum payments under the non-cancelable portion of the operating leases at March 31, 2004, assuming that the Company does not exercise its option to terminate early one of its leases, are as follows (in thousands):

Year ending December 31,
  2004                         $  571
  2005                            770
  2006                            779
  2007                            789
  2008 and beyond                 592
                               ------
                               $3,501
                               ======

3. COLLABORATIVE RESEARCH, DEVELOPMENT, AND LICENSE AGREEMENTS

UNIVERSITY OF CALIFORNIA

      The Company entered into a series of exclusive license agreements with the Regents of the University of California (UC) in March 1997 and October 1998. These agreements provide the Company with certain technology and related patent rights and materials. Under the terms of the agreements, the Company pays annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. The agreements will expire on either the expiration date of the last-to-expire patent licensed under the agreements or the date upon which the last patent application licensed under the agreements is abandoned. The Company incurred license and milestone fees of $20,000 and $20,000 and patent expenses of approximately $42,000 and $34,000 in the three month periods ended March 31, 2004, and 2003, respectively, in connection with these license agreements, all of which was recorded as research and development expense. Included in accounts payable at March 31, 2004 and December 31, 2003, was approximately $17,600 and $13,400, respectively, related to patent expenses. The Company incurred a $375,000 one-time charge to UC due upon the closing of the Company's initial public offering as partial consideration for the technology licenses. The Company recorded this charge as research and development expense in the period ended March 31, 2004. Also as partial consideration for the technology licenses, the Company incurred a one-time charge of $150,000 to UC related to the $8 million upfront payment from UCB Farchim S.A., which is being amortized over the development period of the licensed programs, currently estimated to be eight years.

LICENSE AND DEVELOPMENT AGREEMENT WITH UCB

      In February 2004, the Company entered into an agreement with UCB Farchim, S.A., a subsidiary of UCB, S.A., or UCB, a publicly traded multi-national company based in Brussels, Belgium, in which the Company licensed the technology, know-how and preclinical and clinical data related to its AIC and grass allergy programs to UCB on an exclusive, worldwide basis. UCB was also granted an option to license the Company's peanut allergy program. According to terms of the agreement, the Company received an $8 million upfront payment and may earn up to $40 million in milestone payments based on achieving defined clinical and regulatory objectives. The Company is amortizing the $8 million upfront payment from UCB over the development period of the licensed programs, currently estimated to be eight years. In addition, UCB agreed to fund ongoing research and development of the licensed programs, as well as costs relating to regulatory filings and potential launch, sales and marketing. The Company is accounting for such funding as collaboration revenue, which is generally recognized in the period in which expenses related to the licensed programs are incurred. The related expenses are included in research and development expenses on the statement of operations. If any of the licensed product candidates are successfully developed and approved for sale, the Company will receive royalties on sales. The Company has retained an option to co-promote any approved product in the United States, in which case the Company would recognize revenue from sales in lieu of receiving royalty payments. UCB may terminate the agreement at any time on 60 days' advance notice either in its entirety or with respect to one or more licensed programs, but may not terminate the agreement as to our ragweed allergy program prior to February 2006 except for safety or efficacy reasons, in which case it may not terminate the agreement prior to February 2005. Either party may terminate the UCB agreement if a default occurs and is not cured. Otherwise, the agreement does not terminate until the later to occur of the date when the last valid issued patent claim covering any of the licensed programs expires or June 2018. Total revenue recognized during the three month period ended March 31, 2004, related to the UCB agreement was $2.7 million, making up 86% of total revenues and 90% of total accounts receivables balances.

4. INITIAL PUBLIC OFFERING

      In October 2003, the Board of Directors and Stockholders approved a one-for three reverse stock split of its outstanding shares of common stock. An amended and restated certificate of incorporation reflecting the reverse stock split was filed on February 3, 2004. All common share and per share amounts contained in the condensed consolidated financial statements have been adjusted to reflect this stock split.

      In February 2004 the Company sold a total of 6,900,000 shares of its common stock, after adjusting for a one-for-three reverse stock split, in an underwritten initial public offering, raising net proceeds of approximately $46.4 million. As a result of the initial public offering, all outstanding shares of Preferred Stock with a net value of

$83.6 million converted to 13,712,128 shares of common stock and the 15,200,000 shares of ordinary stock in Dynavax Asia with a net value of $14.7 million converted into 2,111,111 shares of common stock making Dynavax Asia a wholly-owned subsidiary as of that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements about our business strategy, our future research and development, our preclinical and clinical product development efforts, the timing of the introduction of our products, the effect of GAAP accounting pronouncements on our recognition of revenue, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions contained in this report that are not historical facts. We usually use words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, future, intend, or certain or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 2 of this Report on Form 10-Q, among other things, should be considered in evaluating our prospects and future financial performance.

      The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

OVERVIEW

      We discover, develop and intend to commercialize innovative products to treat and prevent allergies, infectious diseases and chronic inflammatory diseases. Our clinical development programs are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation. Our most advanced clinical programs include AIC, an immunotherapy product candidate for treatment of ragweed allergy that has completed Phase II trials, our hepatitis B vaccine, which is nearing completion of two Phase II trials, and an inhaled therapeutic product candidate for treatment of asthma, which is currently in a pilot Phase II trial. Based on results from Phase II trials, we plan to initiate Phase IIb and Phase III trials for AIC and Phase III trials for our hepatitis B vaccine. We intend to commercialize our hepatitis B vaccine only outside the U.S. In addition, we have a cancer therapeutic product in Phase I trials and preclinical programs targeting additional allergies using our ISS technology. We have other preclinical programs focused on chronic inflammation, antiviral therapies and improved, next-generation vaccines using ISS and other technologies.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2004 as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004 and 2003

                                       THREE MONTHS ENDED
                                            MARCH 31,         INCREASE/DECREASE
RESULTS OF OPERATIONS                   2004        2003       $            %
---------------------                  ------      ------   -------      -------
   Revenues:
          Collaboration revenue        $2,744      $   --   $ 2,744        n/a
          Grant revenue                   461          --       461        n/a
                                       ------      ------   -------       ----
   Total revenues                       3,205          --     3,205        n/a

Research and development expenses       5,801       3,810     1,991       52.3%
General and administrative expenses     1,389       1,039       350       33.7
                                       ------      ------   -------       ----
   Total operating expenses             7,190       4,849     2,341       48.3

Interest income, net                      119         131       (12)      (9.2)

      Revenues for the period ended March 31, 2004, were approximately $3.2 million. We recorded no revenue for the period ended March 31, 2003. Revenue for the period ended March 31, 2004, resulted from $2.7 million in reimbursed research and development expenses and amortization of an $8.0 million upfront payment pursuant to a collaborative agreement with UCB, as well as revenue of $0.5 million from government grants for biodefense programs. We expect revenues from our collaboration with UCB and from government grants for biodefense programs to continue through 2004 as reimbursement for our expenses associated with those programs.

      Research and development expenses were approximately $5.8 million for the period ended March 31, 2004, an increase of 52.3% from approximately $3.8 million for the period ended March 31, 2003. This increase was primarily the result of increased clinical trial activity in the our ragweed allergy, hepatitis B vaccine and asthma programs, as well as preclinical work associated with government grants for biodefense programs, being conducted during the period ended March 31, 2004. Non-cash stock-based compensation expense included in research and development expense was approximately $0.4 million and $0.2 million for the periods ended March 31, 2004, and 2003, respectively. We expect research and development expenses in future periods generally to be consistent with or gradually up from levels experienced in the period ended March 31, 2004, as our clinical and preclinical programs progress.

      General and administrative expenses were approximately $1.4 million for the period ended March 31, 2004, an increase of 33.7% as compared to approximately $1.0 million in general and administrative expenses for the period ended March 31, 2003. This increase reflects higher compensation and benefits during the period ended March 31, 2004, associated primarily with the expanding of our management team and expenditures for consulting and professional services. Non-cash stock-based compensation expense included in general and administrative expense was approximately $0.2 million and $0.1 million for the periods ended March 31, 2004, and 2003, respectively. We expect general and administrative expenses to grow beyond levels experienced in the period ended March 31, 2004, as a result of our expanding organization, incurring costs of operating as a public company, and increasing our lease and related obligations,

      Interest income, net, was approximately $119,000 for the period ended March 31, 2004, a decrease of 9.2% as compared to approximately $131,000 in interest income, net, for the period ended March 31, 2003. The decrease was primarily due to lower yields on invested cash and marketable securities during the period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through sales of shares of common stock, convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $144.8 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. As of March 31, 2004, we had approximately $78.6 million in cash, cash equivalents and marketable securities. Our funds are currently invested in highly liquid, institutional money market funds and in investment-grade corporate and government obligations.

      Our operating activities generated cash of approximately $3.0 million during the period ended March 31, 2004, compared to cash used in operating activities of approximately $5.0 million during the period ended March 31, 2003. This increase of approximately $8.0 million was due primarily to an $8.0 million upfront payment made to us by UCB and a narrower loss from operations.

      Our investing activities provided cash of approximately $2.0 million during the period ended March 31, 2004, compared to approximately $6.5 million during the period ended March 31, 2003. Cash provided by investing activities consisted primarily of maturities and sales of investments of approximately $2.0 million and $7.0 million during the periods ended March 31, 2004, and 2003, respectively.

      Our financing activities provided cash of approximately $46.6 million, primarily from the issuance of 6,900,000 shares of common stock in our initial public offering in February 2004 and repayment of notes receivable from stockholders during the period ended March 31, 2004. Virtually no net cash from financing activities was generated during the period ended March 31, 2003.

LONG-TERM DEBT AND OPERATING LEASES

      We have no long-term debt. As of March 31, 2004, and assuming that we do not exercise our option to terminate early one of our leases, we had contractual obligations related to non-cancelable portion of the operating leases as follows (in thousands):

                                       Payments Due by Period
                    ------------------------------------------------------------
                                   Less
                                  than 1         1-3           4-5        After
                     Total         year         years         years      5 years
                    -------       ------       -------       -------     -------
Operating leases    $ 3,501       $ 571        $ 1,549       $ 1,381       $ -
                    =======       =====        =======       =======       ===

      The Company leases its facilities under two operating leases that expire in May 2008 and March 2014. In January 2004, the Company amended its operating lease for one of its facilities to include an option to terminate early its remaining liability under the terms of the original lease. Under the terms of the amendment, the Company would pay a termination fee of $300,000 if it chooses to exercise the termination option; however, the Company has not exercised that option as of March 31, 2004. Under one of its leases, the Company has the option through May 2004 to expand the amount of office and laboratory space it occupies. This lease can be terminated at no cost to the Company in March 2009 but extends automatically until March 2014 if the Company chooses not to terminate the lease.

      We believe our existing cash, cash equivalents and marketable securities, together with the payments due to us under the terms of our collaboration agreement with UCB, will be sufficient to meet our anticipated cash requirements through 2006. Because of the significant time it will take for any of our product candidates to complete the clinical trials process, be approved by regulatory authorities and successfully commercialized, we may require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators, government agencies and other licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may significantly harm our future capital position.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

      Various discussions in this Quarterly Report on Form 10-Q contain forward-looking statements concerning our future products, expenses, revenue, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

WE HAVE INCURRED SUBSTANTIAL LOSSES SINCE INCEPTION AND DO NOT HAVE ANY COMMERCIAL PRODUCTS THAT GENERATE REVENUE.

      We have experienced significant operating losses in each year since our inception in August 1996. Currently, our revenue results from payments made under a collaboration agreement and payments received under government grants for biodefense programs. The collaboration agreement is subject to termination under specified circumstances. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in 2006 at the latest. Our accumulated deficit was approximately $83.2 million as of March 31, 2004, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts.

      We do not have any products that generate revenue. We began Phase IIb trials for AIC, an immunotherapy for ragweed allergy, and expect to begin Phase IIb trials for our hepatitis B vaccine in 2004. Our product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate revenue depends upon:

- demonstrating in clinical trials that our product candidates are safe and effective, in particular, in the planned Phase III trials for AIC and our hepatitis B vaccine;

- obtaining regulatory approvals for our product candidates in the U.S. and international markets;

- entering into collaborative relationships on commercially reasonable terms for the development, manufacturing, sales and marketing of our product candidates, and then successfully managing these relationships; and

- commercial acceptance of our products, in particular AIC and our hepatitis B vaccine. If we are unable to generate revenues or achieve profitability, we may be required to significantly reduce or discontinue our operations or raise additional capital under adverse circumstances.

IF WE ARE UNABLE TO SECURE ADDITIONAL FUNDING, WE WILL HAVE TO REDUCE OR DISCONTINUE OPERATIONS.

      We believe our existing capital resources, will be sufficient to meet our anticipated cash requirements through 2006. We do not believe that we will have product revenue until 2007, at the earliest. Because of the significant time and resources it will take to develop our product candidates, potentially commercialize them and generate revenue, we may require substantial additional capital resources in order to continue our operations, and any such funding may not cover our costs of operations.

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

      Currently, only three of our product candidates have advanced to Phase II clinical trials: AIC, our hepatitis B vaccine and our inhaled therapeutic for treatment of asthma. We have only limited clinical data for these product candidates, some of which may not be supportive of ultimate regulatory approval. In particular, in one of our Phase II trials for AIC, which was conducted in Canada in 2001 and 2002, there was no impact on clinical symptom scores or medication use in the first year of the two-year trial. We will need to demonstrate in Phase III clinical trials that each product candidate is safe and effective before we can obtain necessary approvals from the FDA and foreign regulatory agencies. We initiated a two-year, multi-site Phase IIb trial in the first quarter of 2004 in the U.S. for AIC. We expect to begin planning later in 2004 a confirmatory Phase III trial for AIC, which will focus on the 2005 ragweed season. We also expect to begin planning in 2004 Phase III trials for our hepatitis B vaccine outside the U.S. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval in their jurisdictions.

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

      Suspension, termination or unanticipated delays of our clinical trials for AIC or our hepatitis B vaccine may:

- adversely affect our ability to commercialize or market any product candidates we may develop;

-     impose significant additional costs on us;

-     potentially diminish any competitive advantages that we may attain;

- adversely affect our ability to enter into collaborations, receive milestone payments or royalties from potential collaborators; and

- limit our ability to obtain additional financing on acceptable terms, if at all.

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

      We do not anticipate that any of our product candidates will be commercially available until 2007, if at all. Furthermore, even if we obtain regulatory approval for our product candidates and are able to successfully commercialize them, our product candidates may not gain market acceptance among physicians, patients, health care payors and the medical community. The FDA or other regulatory agencies could limit the labeling indication for which our product candidates may be marketed or could otherwise constrain our marketing claims, reducing our or our collaborators' ability to market the benefits of our products to particular patient populations. If we are unable to successfully market any approved product candidates, or are limited in our marketing efforts by regulatory limits on labeling indications or marketing claims, our ability to generate revenues could be significantly impaired.

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

      We currently intend to conduct certain operations relating to our hepatitis B vaccine and therapeutic product candidates through Dynavax Asia Pte. Ltd., or Dynavax Asia, our subsidiary based in Singapore. We intend to commercialize our hepatitis B vaccine only outside the U.S. due to the presence of third-party patents in the U.S. covering hepatitis B surface antigen, a key component of our hepatitis B vaccine, that extend until as late as 2019. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial burdens on our resources and divert management's attention from domestic operations. We may also conduct operations in other foreign jurisdictions.

      International operations are subject to risk, including:

- the difficulty of managing geographically distant operations, including recruiting and retaining qualified employees, locating adequate facilities and establishing useful business support relationships in the local community;

-     compliance with varying international regulatory requirements;

-     securing international distribution, marketing and sales capabilities;

-     adequate protection of our intellectual property rights;

- difficulties and costs associated with complying with a wide variety of complex international laws and treaties;

- legal uncertainties and potential timing delays associated with tariffs, export licenses and other trade barriers;

-     adverse tax consequences;

- the fluctuation of conversion rates between foreign currencies and the U.S. dollar; and

-     geopolitical risks.

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

WE FACE PRODUCT LIABILITY EXPOSURE, WHICH, IF NOT COVERED BY INSURANCE, COULD RESULT IN SIGNIFICANT FINANCIAL LIABILITY.

      While we have not experienced any product liability claims to date, the use of any of our product candidates in clinical trials and the sale of any approved products will subject us to potential product liability claims and may raise questions about a product's safety and efficacy. As a result, we could experience a delay in our ability to commercialize one or more of our product candidates or reduced sales of any approved product candidates. In addition, a product liability claim may exceed the limits of our insurance policies and exhaust our internal resources. We have obtained limited product liability insurance coverage in the amount of $1 million for each occurrence for clinical trials with umbrella coverage of an additional $4 million. This coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost or at all. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. A product liability claim, product recalls or other claims, as well as any claims for uninsured liabilities or in excess of insured liabilities, would divert our management's attention from our business and could result in significant financial liability.

IF THE COMBINATION OF PATENTS, TRADE SECRETS AND CONTRACTUAL PROVISIONS THAT WE RELY ON TO PROTECT OUR INTELLECTUAL PROPERTY IS INADEQUATE, THE VALUE OF OUR PRODUCT CANDIDATES WILL DECREASE.

      Our success depends on our ability to:

      - obtain and protect commercially valuable patents or the rights to patents both domestically and abroad;

      -     operate without infringing upon the proprietary rights of others;
            and

      - prevent others from successfully challenging or infringing our proprietary rights.

      We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. Legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved. The biopharmaceutical patent environment outside the U.S. is even more uncertain. We may be particularly affected by this uncertainty, given that several of our product candidates may address market opportunities outside the U.S. For example, we expect to market our hepatitis B vaccine, if approved, in foreign countries with high incidences of hepatitis B, particularly in Asia. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

      - we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

      - we might not have been the first to file patent applications for these inventions;

      - the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

      - the claims of any patents that are issued may not provide meaningful protection;

      - our issued patents may not provide a basis for commercially viable products or may not be valid or enforceable;

      - we might not be able to develop additional proprietary technologies that are patentable;

      - the patents licensed or issued to us or our collaborators may not provide a competitive advantage;

      - patents issued to other companies, universities or research institutions may harm our ability to do business;

      - other companies, universities or research institutions may independently develop similar or alternative technologies or duplicate our technologies and commercialize discoveries that we attempt to patent; and

      - other companies, universities or research institutions may design around technologies we have licensed, patented or developed.

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

      In particular, one of our potential competitors, Coley Pharmaceutical Group, or Coley, has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, that, if held to be valid, could require us to obtain a license in order to commercialize one or more of our formulations of ISS in the U.S., including AIC. In December 2003 the United States Patent and Trademark Office declared an interference to resolve first-to-invent disputes between a patent application filed by the Regents of the University of California, which is exclusively licensed to us, and an issued U.S. patent owned by Coley relating to immunostimulatory DNA sequences. The declaration of interference names the Regents of the University of California as senior party, indicating that a patent application filed by the Regents of the University of California and licensed to us was filed prior to a patent application owned by Coley that led to an issued U.S. patent. The interference provides the first forum to challenge the validity and priority of certain of Coley's patents. If successful, the interference action would establish our founders as the inventors of the inventions in dispute. If we do not prevail in the interference proceeding, we may not be able to obtain patent protection on the subject matter of the interference, which would have a material adverse impact on our business. In addition, if Coley prevails in the interference, it may seek to enforce its rights under issued claims, including, for example, by suing us for patent infringement. Consequently, we may need to obtain a license to issued and/or pending claims held by Coley by paying cash, granting royalties on sales of our products or offering rights to our own proprietary technologies. Such a license may not be available to us on acceptable terms, if at all.

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

WE EXPECT THAT OUR STOCK PRICE WILL BE VOLATILE, AND YOUR INVESTMENT MAY SUFFER A DECLINE IN VALUE.

      The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock may be subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

      - progress or results of any of our clinical trials, in particular any announcements regarding the progress or results of our planned Phase III trials for AIC and our hepatitis B vaccine;

      - progress of regulatory approval of our product candidates, in particular AIC and our hepatitis B vaccine, and compliance with ongoing regulatory requirements;

      - our ability to establish collaborations for the development and commercialization of our product candidates;

      -     market acceptance of our product candidates;

      -     our ability to raise additional capital to fund our operations;

      - technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

      - changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

      - our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

      - maintenance of our existing licensing agreements with the Regents of the University of California;

      -     changes in government regulations;

      - issuance of new or changed securities analysts reports or recommendations;

      -     general economic conditions and other external factors;

      - actual or anticipated fluctuations in our quarterly financial and operating results; and

      -     degree of trading liquidity in our common stock.

      One or more of these factors could cause a decline in the price of our common stock. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs, divert management's attention and resources and disrupt our business operations.

IF THE OWNERSHIP OF OUR COMMON STOCK CONTINUES TO BE HIGHLY CONCENTRATED, IT MAY PREVENT YOU AND OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN CONFLICTS OF INTEREST THAT COULD CAUSE OUR STOCK PRICE TO DECLINE.

      Our executive officers, directors and their affiliates beneficially owned or controlled approximately 43.25% of our outstanding common stock as of April 30, 2004. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

      Provisions of our certificate of incorporation and bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting or other rights of the holders of our common stock. These provisions include:

      - authorizing our Board of Directors to issue additional preferred stock with voting rights to be determined by the Board of Directors;

      -     limiting the persons who can call special meetings of stockholders;

      -     prohibiting stockholder actions by written consent;

      - creating a classified board of directors pursuant to which our directors are elected for staggered three year terms;

      - providing that a supermajority vote of our stockholders is required for amendment to certain provisions of our certificate of incorporation and bylaws; and

      - establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

      In addition, we are subject to the provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for five years unless the holder's acquisition of our stock was approved in advance by our board of directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

      The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer (CEO) and Chief Financial Officer
(CFO), performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On February 24, 2004, we completed our initial public offering of 6,900,000 shares of common stock, including 900,000 shares subject to the underwriters' over-allotment option (which was exercised in full) at a public offering price of $7.50 per share and realized an aggregate offering price of $51.8 million. Our registration statement on Form S-1 (Reg. No. 333-109965) was declared effective by the Securities and Exchange Commission on February 11, 2004. The underwriters for the initial public offering were Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc. and Piper Jaffray & Co.

      We received net proceeds from the offering of approximately $46.4 million. These proceeds are net of $3.6 million in underwriting discounts and commissions, $1.4 million in legal, accounting and printing fees and $0.3 million in other expenses. We used a portion of the net proceeds to make a one-time cash payment of $375,000 to the University of California pursuant to the terms of several license agreements with them. We intend to use the remaining net proceeds for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

EXHIBIT
NUMBER                                                   DOCUMENT
------                                                   --------
31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002

31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002

32.1          Certification of Chief Executive Officer pursuant to Section 902 of the Sarbanes-Oxley Act of
              2002

32.2          Certification of Chief Financial Officer pursuant to Section 902 of the Sarbanes-Oxley Act of
              2002

(b)   There were no reports on Form 8-K filed in the first quarter of 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DYNAVAX TECHNOLOGIES CORPORATION


                               /s/ Dino Dina                   May 12, 2004
                       -----------------------------
                                 Dino Dina
                         President, Chief Executive
                            Officer and Director
                       (Principal Executive Officer)


                           /s/ William J. Dawson               May 12, 2004
                       -----------------------------
                             William J. Dawson
                          Vice President and Chief
                             Financial Officer
                          (Principal Financial and
                            Accounting Officer)
                       -----------------------------