Form 10-Q
period 2004-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2004-08-09
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 000-1029142

DYNAVAX TECHNOLOGIES CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0728374
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization

717 Potter Street, Suite 100
Berkeley, CA 94710-2722
(Address Of The Registrant’s Principal Executive Offices)

     Registrant’s Telephone Number, Including Area Code: (510) 848-5100

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

     The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2004 was 24,610,387.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$73,959	$23,468
Restricted cash	77	—
Marketable securities	—	5,629
Accounts receivable	4,572	220
Prepaid expenses and other current assets	930	1,422

Total current assets	79,538	30,739
Property and equipment, net	1,065	828
Other assets	411	18

Total assets	$81,014	$31,585

Liabilities, minority interest, convertible preferred stock, and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$2,161	$1,410
Accrued liabilities	3,235	2,989
Current portion of deferred revenue	1,750	750

Total current liabilities	7,146	5,149
Noncurrent portion of deferred revenue	6,500	—
Minority interest in Dynavax Asia	—	14,733
Convertible preferred stock	—	83,635
Commitments and contingencies
Stockholders’ equity (net capital deficiency):
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2004 or December 31, 2003	—	—
Common stock: $0.001 par value; 100,000 and 28,333 shares authorized at June 30, 2004 and December 31, 2003, respectively; 24,609 and 1,884 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	25	2
Additional paid-in capital	158,473	12,762
Deferred stock compensation	(4,369)	(4,677)
Notes receivable from stockholders	(621)	(654)
Accumulated deficit	(86,140)	(79,365)

Total stockholders’ equity (net capital deficiency)	67,368	(71,932)

Total liabilities, minority interest, convertible preferred stock, and stockholders’ equity (net capital deficiency)	$81,014	$31,585

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Collaboration revenue	$5,131	$–	$7,875	$–
Grant revenue	361	96	822	96

Total revenues	5,492	96	8,697	96
Operating expenses:
Research and development	6,510	2,947	11,781	6,593
General and administrative	2,077	1,214	3,996	2,417

Total operating expenses	8,587	4,161	15,777	9,010

Loss from operations	(3,095)	(4,065)	(7,080)	(8,914)
Interest income, net	186	110	305	241

Net loss	$(2,909)	$(3,955)	$(6,775)	$(8,673)

Basic and diluted net loss per share	$(0.12)	$(2.23)	$(0.48)	$(4.91)

Shares used to compute basic and diluted net loss per share	24,594	1,776	14,215	1,766

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(6,775)	$(8,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	324
Loss on disposal of property and equipment	17	—
Accretion and amortization on investments	80	350
Interest accrued on notes receivable from stockholders	(19)	(21)
Amortization of stock-based compensation expense	1,216	649
Changes in operating assets and liabilities:
Accounts receivable	(4,352)	—
Prepaid expenses and other current assets	492	305
Other assets	(393)	—
Accounts payable	751	(884)
Accrued liabilities	246	(243)
Deferred revenue	7,500	—

Net cash used in operating activities	(1,027)	(8,193)
Investing activities
Purchase of marketable securities	—	(5,981)
Maturities and sale of marketable securities	5,549	13,500
Purchases of property and equipment	(464)	(35)

Net cash provided by investing activities	5,085	7,484
Financing activities
Proceeds from issuance of common stock, net of issuance costs	46,459	(22)
Repayment of notes receivable from stockholders	51	36
Restricted cash	(77)	—

Net cash provided by financing activities	46,433	14
Net increase (decrease) in cash and cash equivalents	50,491	(695)
Cash and cash equivalents at beginning of the period	23,468	5,171

Cash and cash equivalents at end of the period	$73,959	$4,476

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements
June 30, 2004
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The terms “Dynavax,” the “Company,” “we” and “us” as used in this report refer to Dynavax Technologies Corporation. The accompanying condensed consolidated unaudited balance sheet as of June 30, 2004 and condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other period. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications of prior year amounts have been made to conform with the current year presentation. Patent legal expenses in the prior year have been reclassified from research and development expenses to general and administrative expenses.

Dynavax Asia

In October 2003, the Company formed Dynavax Asia Pte. Ltd., or Dynavax Asia, a 100% owned Singapore subsidiary, which focuses on the Company’s clinical and preclinical hepatitis B programs. Also in October 2003, the Company completed a sale of 15,200,000 ordinary shares in Dynavax Asia, which reduced the Company’s ownership in Dynavax Asia from 100% to 50%. The Company recorded the sale of the ordinary shares as a minority interest liability in the consolidated financial statements. In February 2004, the ordinary shares of Dynavax Asia were converted into 2,111,111 shares of common stock of the Company and Dynavax Asia became a wholly owned subsidiary. The Company supports the development activities of Dynavax Asia through its U.S. personnel and through limited hiring in Singapore.

Principles of Consolidation

The consolidated financial statements include the accounts of Dynavax and Dynavax Asia, its wholly-owned subsidiary. All significant intercompany accounts and transaction have been eliminated.

Critical Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2004 as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

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

Restricted Cash

At June 30, 2004, the Company held $76,954 in a certificate of deposit used as collateral for an irrevocable standby letter of credit being held as a security deposit for the new operating lease on its new corporate headquarters, which the Company entered into in January 2004.

Net Loss Per Share

Basic earnings per share is computed based on the number of weighted average shares outstanding. The calculation of diluted net loss per share excludes shares of potential common stock, consisting of stock options and warrants, because their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net loss	$(2,909)	$(3,955)	$(6,775)	$(8,673)

Denominator:
Weighted-average common shares outstanding	24,608	1,841	14,235	1,839
Less: Weighted-average unvested common shares subject to repurchase	(14)	(65)	(20)	(73)

Denominator for basic and diluted net loss per share	24,594	1,776	14,215	1,766

Basic and diluted net loss per share	$(0.12)	$(2.23)	$(0.48)	$(4.91)

Stock-Based Compensation

The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). As permitted, the Company continues to recognize employee stock compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”) and its interpretations. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the deemed fair value of the Company’s common stock and the option exercise price, and is amortized over the respective vesting period of the options using the straight-line method. The pro forma effects of applying SFAS 123, as amended by SFAS 148, on the Company’s net loss had compensation cost for options granted to employees been determined based on the fair value at grant date as prescribed by SFAS 123, would be as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(2,909)	$(3,955)	$(6,775)	$(8,673)
Add:
Stock-based employee compensation expense included in net loss	579	325	1,204	649
Less:
Stock-based employee compensation expense determined under the fair value based method	(739)	(423)	(1,500)	(838)

Pro forma	$(3,069)	$(4,053)	$(7,071)	$(8,862)

Net loss per share
Basic and diluted, as reported	$(0.12)	$(2.23)	$(0.48)	$(4.91)

Basic and diluted, pro forma	$(0.12)	$(2.28)	$(0.50)	$(5.02)

     Such pro forma disclosure may not be representative of future stock-based compensation expense because such options vest over several years and additional grants may be made each year.

     The estimated fair value of each option grant to employees is estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

	For the Six Months Ended
	June 30,
	2004	2003
Expected dividend yield	0%	0%
Risk-free interest rate	2.3% to 3.5%	2.62%
Expected life (in years)	4	4
Volatility	1.0	1.0

The weighted-average estimated fair value per share of employee stock options granted during the six months ended June 30, 2004 and 2003 was $6.14 and $4.27 respectively.

     For options granted to non-employees, the Company determined the estimated fair value of the options using the Black-Scholes option-pricing model. Compensation expense is being recognized over the option-vesting period ranging from 0.5 to 4 years. The Company recorded compensation expense of $12,000 for the six months ended June 30, 2004 in connection with options granted to non-employees. There was no compensation expense for the six months ended June 30, 2003.

2. Commitments and Contingencies

Operating Lease

     The Company leases its facilities under two operating leases that expire in May 2008 and March 2014. In January 2004, the Company amended its first operating lease for that facility to include an option to terminate the lease early. In May 2004, the Company exercised the option to terminate this lease early and incurred a termination fee of $300,000 under the terms of the amendment. Under the remaining operating lease, the Company had an option through May 2004 to expand the amount of office and laboratory space it occupies. In May 2004, the Company exercised that option. This lease can be terminated at no cost to the Company in March 2009 but extends automatically until March 2014 if the Company chooses to not terminate the lease.

     Future minimum payments under the non-cancelable portion of the operating leases at June 30, 2004 are as follows (in thousands):

Year ending December 31,
2004	$671
2005	1,654
2006	1,704
2007	1,755
2008 and beyond	2,114

$7,898

3. Collaborative Research, Development, and License Agreements

University of California

     The Company entered into a series of exclusive license agreements with the Regents of the University of California (UC) in March 1997 and October 1998. These agreements provide the Company with certain technology and related patent rights and materials. Under the terms of the agreements, the Company pays annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. The agreements will expire on either the expiration date of the last-to-expire patent licensed under the agreements or the date upon which the last patent application licensed under the agreements is abandoned. The Company incurred license and milestone fees of $20,000 for both the three and six months ended June 30, 2004. The Company incurred patent expenses of approximately $62,000 and $63,000 for the three months ended June 30, 2004, and 2003, respectively, and $104,000 and $73,000 for the six months ended June 30, 2004 and 2003, respectively, in connection with these license agreements. The Company incurred a $375,000 one-time charge to UC due upon the closing of the Company’s initial public offering as partial consideration for the technology licenses. The Company recorded this charge as research and development expense in the first quarter of 2004. Also as partial consideration for the technology licenses, the Company incurred a one-time charge of $150,000 to UC related to the $8.0 million upfront payment from UCB Farchim S.A., which is being amortized over the development period of the licensed programs, currently estimated to be eight years.

License and Development Agreement with UCB

     In February 2004, the Company entered into an agreement with UCB Farchim, S.A., or UCB, a subsidiary of UCB, S.A. a publicly traded multi-national company based in Brussels, Belgium, in which the Company licensed the technology, know-how and preclinical and clinical data related to its AIC and grass allergy programs on an exclusive, worldwide basis. UCB was also granted an option to license the Company’s peanut allergy program. According to terms of the agreement, the Company received an $8.0 million upfront payment and may earn up to $40.0 million in milestone payments based on achieving defined clinical and regulatory objectives. The Company is amortizing the $8.0 million upfront payment from UCB over the development period of the licensed programs, currently estimated to be eight years. In addition, UCB agreed to fund ongoing development costs of the licensed programs, as well as costs relating to regulatory filings, potential launch, sales and marketing, and reasonable administrative support. The Company is accounting for such funding as collaboration revenue, which is generally recognized in the period in which expenses related to the licensed programs are incurred. The Company records the development costs and costs relating to regulatory filings, which account for substantially all of the costs as research and development expenses. The remaining costs are recorded as general and administrative expenses on the statement of operations. If any of the licensed product candidates are successfully developed and approved for sale, the Company will receive royalties on sales. The Company has retained an option to co-promote any approved product in the United States, in which case the Company would recognize revenue from sales in lieu of receiving royalty payments. UCB may terminate the agreement at any time on 60 days’ advance notice either in its entirety or with respect to one or more licensed programs, but may not terminate the agreement as to our ragweed allergy program prior to February 2006 except for safety or efficacy reasons, in which case it may not terminate the agreement prior to February 2005. Either party may terminate the UCB agreement if a default occurs and is not resolved. Otherwise, the agreement does not terminate until the later to occur of the date when the last valid issued patent claim covering any of the licensed programs expires or June 2018. Total revenue recognized during the three month period ended June 30, 2004, related to the UCB agreement was $5.1 million, making up 93.4% of total revenues. Total revenue recognized during the six month period ended June 30, 2004, related to the UCB agreement was $7.9 million, making up 90.5% of total revenues and 91.9% of total accounts receivables balances.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     We discover, develop and intend to commercialize innovative products to treat and prevent allergies, infectious diseases and chronic inflammatory diseases. Our clinical development programs are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation. Our most advanced clinical programs include AIC, an immunotherapy product candidate for treatment of ragweed allergy that has completed Phase II trials, our hepatitis B vaccine, which is nearing completion of two Phase II trials, and an inhaled therapeutic product candidate for treatment of asthma, which has recently completed a pilot Phase II trial. We have initiated a Phase IIb trial and plan to initiate Phase III trials for AIC. We have also conducted a Phase I study to evaluate the safety of AIC in ragweed-allergic children. In addition, we plan to initiate Phase III trials for our hepatitis B vaccine. We intend to commercialize our hepatitis B vaccine only outside the U.S. We plan to advance the asthma program into a broader clinical program focused on direct measurement of efficacy. We have preclinical programs focused on chronic inflammation, antiviral therapies and improved, next-generation vaccines using ISS and other technologies.

Critical Accounting Policies and the Use of Estimates

     The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2004 as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2004 and 2003

	Three Months		Increase/		Six Months		Increase/
	Ended June 30,		(Decrease)		Ended June 30,		(Decrease)
Results of Operations	2004	2003	$	%	2004	2003	$	%
Revenues:
Collaboration revenue	$5,131	$–	$5,131	n/a	$7,875	$–	$7,875	n/a
Grant revenue	361	96	265	n/a	822	96	726	n/a

Total revenues	5,492	96	5,396	n/a	8,697	96	8,601	n/a
Research and development expenses	6,510	2,947	3,563	120.9%	11,781	6,593	5,188	78.7%
General and administrative expenses	2,077	1,214	863	71.1%	3,996	2,417	1,579	65.3%

Total operating expenses	8,587	4,161	4,426	106.4%	15,777	9,010	6,767	75.1%
Interest income, net	186	110	76	69.1%	305	241	64	26.6%

     Revenues for the three and six months ended June 30, 2004, were $5.5 million and $8.7 million, respectively, compared to $96,000 for both the three and six months ended June 30, 2003. Revenue for the three and six month periods ended June 30, 2004, consisted of $5.1 million and $7.9 million, respectively, from a collaborative agreement with UCB in ragweed and grass allergies, which was initiated in the first quarter of 2004, as well as revenue of $361,000 and $822,000, respectively, from government grants for biodefense programs. Revenue of $96,000 for both the three and six months ended June 30, 2003 resulted from a government grant awarded by the National Institutes of Health. We expect revenues from our collaboration with UCB and from government grants for biodefense programs to increase moderately through the remainder of 2004 as reimbursement for our expenses associated with those programs.

     Research and development expenses were $6.5 million for the three months ended June 30, 2004, an increase of 120.9% from $2.9 million for the three months ended June 30, 2003, and $11.8 million for the six months ended June 30, 2004, an increase of 78.7% from $6.6 million for the six months ended June 30, 2003. The increases for the three and six month periods ended June 30, 2004 compared to the same periods in 2003 were primarily the result of increased clinical trial activities in our ragweed allergy, hepatitis B vaccine and asthma programs, as well as preclinical works associated with government grants for biodefense programs, being conducted during the three and six months ended June 30, 2004. Non-cash stock-based compensation expense included in research and development expenses was approximately $341,000 and $205,000 for the three months ended June 30, 2004, and 2003, respectively, and approximately $720,000 and $410,000 for the six months end June 30, 2004 and 2003, respectively. We expect research and development expenses in future periods generally to be consistent with or increase moderately from levels experienced in the three and six month periods ended June 30, 2004, as our clinical and preclinical programs progress.

     General and administrative expenses were $2.1 million for the three months ended June 30, 2004, an increase of 71.1% as compared to $1.2 million for the three months ended June 30, 2003, and $4.0 million for the six months ended June 30, 2004, an increase of 65.3% as compared to $2.4 million for the six months ended June 30, 2003. The increases for the three and six month periods ended June 30, 2004 compared to the same periods in 2003 reflect higher compensation and benefits associated primarily with the expansion of our management team and higher expenditures for consulting and professional services. Non-cash stock-based compensation expense included in general and administrative expenses was approximately $237,000 and $120,000 for the three months ended June 30, 2004, and 2003, respectively, and approximately $484,000 and $239,000 for the six months ended June 30, 2004 and 2003, respectively. We expect general and administrative expenses to grow beyond levels experienced in the three and six month periods ended June 30, 2004, as a result of our expanding organization, incurring costs of operating as a public company, and increasing our lease and related obligations.

     Interest income, net, was $186,000 for the three months ended June 30, 2004, an increase of 69.1% as compared to $110,000 for the three months ended June 30, 2003, and $305,000 for the six months ended June 30, 2004, an increase of 26.6% as compared to $241,000 for the six months ended June 30, 2003. The increases for both the three and six month periods compared to the same periods in 2003 were primarily due to higher average cash and marketable securities balances during the three and six months ended June 30, 2004

Liquidity and Capital Resources

     We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $144.8 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. As of June 30, 2004, we had $74.0 million in cash and cash equivalents. Our funds are currently invested in highly liquid, institutional money market funds.

     Our operating activities used cash of $1.0 million during the six months ended June 30, 2004, compared to cash used in operating activities of $8.2 million during the six months ended June 30, 2003. The decrease of approximately $7.2 million was due primarily to an $8.0 million upfront payment made to us by UCB and a narrower loss from operations.

     Our investing activities provided cash of $5.1 million during the six months ended June 30, 2004, compared to $7.5 million during the six months ended June 30, 2003. Cash provided by investing activities during the six months ended June 30, 2004 consisted primarily of maturities of investments of approximately $5.5 million offset by an investment of approximately $464,000 in property and equipment. Cash provided by investing activities during the six months ended June 30, 2003 consisted primarily of net sales and maturities of investments of approximately $7.5 million.

     Our financing activities provided cash of approximately $46.4 million during the six months ended June 30, 2004, primarily from the issuance of 6,900,000 shares of common stock in our initial public offering in February 2004 and the repayment of notes receivable from stockholders, offset by a restricted cash held in a certificate of deposit used as collateral. Virtually no net cash from financing activities was generated during the six months ended June 30, 2003.

Long-term Debt and Operating Leases

     We have no long-term debt. As of June 30, 2004, we had contractual obligations related to non-cancelable portion of the operating leases as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$7,898	$671	$3,358	$3,869	$—

     The Company leases its facilities under two operating leases that expire in May 2008 and March 2014. In January 2004, the Company amended the first operating lease for that facility to include an option to terminate the lease early. In May 2004, the Company exercised the option to terminate this lease and incurred a termination fee of $300,000. Under the remaining operating lease, the Company had an option through May 2004 to expand the amount of office and laboratory space it occupies. In May 2004, the Company exercised that option. This lease can be terminated at no cost to the Company in March 2009 but extends automatically until March 2014 if the Company chooses to not terminate the lease.

     We believe our existing cash and cash equivalents, together with the payments due to us under the terms of our collaboration agreement with UCB, will be sufficient to meet our anticipated cash requirements through 2006. Because of the significant time it will take for any of our product candidates to complete the clinical trials process, be approved by regulatory authorities and successfully commercialized, we may require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators, government agencies and other licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones may significantly harm our future capital position.

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

     We have experienced significant operating losses in each year since our inception in August 1996. Currently, our revenue results from payments made under a collaboration agreement and payments received under government grants for biodefense programs. The collaboration agreement is subject to termination under specified circumstances. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in 2006 at the latest. Our accumulated deficit was approximately $86.1 million as of June 30, 2004, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts.

     We do not have any products that generate revenue. We began Phase IIb trials for AIC, an immunotherapy for ragweed allergy, and began Phase IIb trials for our hepatitis B vaccine in 2004. Our product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate revenue depends upon:

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

     Our executive officers, directors and their affiliates beneficially owned or controlled approximately 43.51% of our outstanding common stock as of July 31, 2004. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the CEO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. William J. Dawson, the former Vice President, Finance & Operations and Chief Financial Officer, stepped down from that role in late June to pursue other professional opportunities. Mr. Dawson has agreed to remain as a consultant to the Company for an additional six months until the Company hires a suitable replacement. In the meantime, Dr. Dino Dina, President and Chief Executive Officer, has assumed the role of Acting Chief Financial Officer. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On February 24, 2004, we completed our initial public offering of 6,900,000 shares of common stock, including 900,000 shares subject to the underwriters’ over-allotment option (which was exercised in full) at a public offering price of $7.50 per share and realized gross proceeds of $51.8 million. Our registration statement on Form S-1 (Reg. No. 333-109965) was declared effective by the Securities and Exchange Commission on February 11, 2004. The underwriters for the initial public offering were Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc. and Piper Jaffray & Co.

     We received net proceeds from the offering of approximately $46.4 million. These proceeds are net of $3.6 million in underwriting discounts and commissions, $1.4 million in legal, accounting and printing fees and $315,000 in other expenses. We used a portion of the net proceeds to make a one-time cash payment of $375,000 to the University of California pursuant to the terms of several license agreements with them. We intend to use the remaining net proceeds for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting of Stockholders on June 15, 2004. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

The election of three Class I director was approved as follows:

	For	Withheld
Dino Dina, M.D.	19,103,633	28,557
Dennis Carson, M.D.	17,675,861	1,456,329
Denise M. Gilbert, Ph.D.	19,130,038	2,152

Continuing as directors after the meeting are Dino Dina, M.D., Daniel S. Janney, Louis C. Bock, Dennis Carson, M.D., Jan Leschly, Arnold L. Oronsky, Ph.D. and Denise M. Gilbert, Ph.D.

Proposal 2: Ratification of Selection of Independent Auditors

Ernst & Young LLP was ratified as the Company’s independent auditors for the fiscal year ending December 31, 2004 with 19,128,538 in favor, 100 against, and 3,552 abstentions.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number	Document
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 902 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

On April 19, 2004, the Registrant filed a report on Form 8-K, announcing the Company’s financial results for the fourth quarter and full year ended December 31, 2003.

On May 10, 2004, the Registrant filed a report on Form 8-K, announcing the Company’s financial results for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAVAX TECHNOLOGIES CORPORATION

/s/ Dino Dina	August 9, 2004

Dino Dina
President, Chief Executive
Officer, Acting Chief
Financial Officer, and Director
(Principal Executive Officer
and Principal Financial and
Accounting Officer)