Form 10-Q
period 2004-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2004-11-08
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER: 000-1029142

DYNAVAX TECHNOLOGIES CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization	33-0728374 (IRS Employer Identification No.)

2929 Seventh St., Suite 100
Berkeley, CA 94710-2753
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

     The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2004 was 24,623,438.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$71,514	$23,468
Restricted cash	408	—
Marketable securities	—	5,629
Accounts receivable	3,544	220
Prepaid expenses and other current assets	1,043	1,422

Total current assets	76,509	30,739

Property and equipment, net	2,157	828
Other assets	407	18

Total assets	$79,073	$31,585

Liabilities, minority interest, convertible preferred stock, and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$2,059	$1,410
Accrued liabilities	4,885	2,989
Deferred revenue	1,750	750

Total current liabilities	8,694	5,149

Deferred revenue, noncurrent	6,250	—

Minority interest in Dynavax Asia	—	14,733

Convertible preferred stock: $0.001 par value; no shares authorized at September 30, 2004 and 61,767 shares authorized at December 31, 2003; no shares outstanding at September 30, 2004 and 39,514 shares outstanding at December 31, 2003	—	83,635

Commitments and contingencies

Stockholders’ equity (net capital deficiency):
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2004 or December 31, 2003	—	—
Common stock: $0.001 par value; 100,000 and 28,333 shares authorized at September 30, 2004 and December 31, 2003, respectively; 24,625 and 1,884 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	25	2
Additional paid-in capital	158,691	12,762
Deferred stock compensation	(3,783)	(4,677)
Notes receivable from stockholders	(631)	(654)
Accumulated deficit	(90,173)	(79,365)

Total stockholders’ equity (net capital deficiency)	64,129	(71,932)

Total liabilities, minority interest, convertible preferred stock, and stockholders’ equity (net capital deficiency)	$79,073	$31,585

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Collaboration revenue	$3,769	$—	$11,644	$—
Grant revenue	(109)	23	713	119

Total revenues	3,660	23	12,357	119
Operating expenses:
Research and development	5,928	2,935	17,709	9,528
General and administrative	2,017	1,315	6,013	3,732

Total operating expenses	7,945	4,250	23,722	13,260

Loss from operations	(4,285)	(4,227)	(11,365)	(13,141)
Interest income, net	252	88	557	329

Net loss	$(4,033)	$(4,139)	$(10,808)	$(12,812)

Basic and diluted net loss per share	$(0.16)	$(2.30)	$(0.54)	$(7.20)

Shares used to compute basic and diluted net loss per share	24,609	1,803	20,034	1,780

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(10,808)	$(12,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307	453
Loss on disposal of property and equipment	18	—
Accretion and amortization on investments	80	493
Interest accrued on notes receivable from stockholders	(28)	(30)
Amortization of stock-based compensation expense	1,944	1,150
Changes in operating assets and liabilities:
Accounts receivable	(3,324)	—
Prepaid expenses and other current assets	379	110
Other assets	(389)	33
Accounts payable	649	(912)
Accrued liabilities	1,896	246
Deferred revenue	7,250	—

Net cash used in operating activities	(2,026)	(11,269)

Investing activities
Purchase of marketable securities	—	(7,022)
Maturities and sale of marketable securities	5,549	18,000
Purchases of property and equipment	(1,654)	(111)

Net cash provided by investing activities	3,895	10,867

Financing activities
Proceeds from issuance of common stock, net of issuance costs	46,534	(23)
Repayment of notes receivable from stockholders	51	88
Restricted cash	(408)	—

Net cash provided by financing activities	46,177	65

Net increase (decrease) in cash and cash equivalents	48,046	(337)
Cash and cash equivalents at beginning of the period	23,468	5,171

Cash and cash equivalents at end of the period	$71,514	$4,834

See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

     The terms “Dynavax,” the “Company,” “we” and “us” as used in this report refer to Dynavax Technologies Corporation. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2004 and condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other period. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Dynavax and Dynavax Asia, its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Critical Accounting Policies

     The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2004 as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

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

     Revenues related to government grants are recognized as the related research expenses are incurred. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards. Any amounts received in advance of performance are recorded as deferred revenue until earned.

     Payments by collaborators for the option to license technology or product rights in the future are deferred when received. When an option is exercised, revenue is recognized on a straight-line basis over the term of the resulting license agreement. In the event that an option expires without exercise, the payment is recognized in full at the expiration of the option.

Restricted Cash

     At September 30, 2004, the Company held $408,304 in a certificate of deposit account as collateral for an irrevocable standby letter of credit, which is required under the new operating lease the Company entered into in January 2004.

Net Loss Per Share

     Basic loss per share is computed based on the number of weighted average shares outstanding. The calculation of diluted net loss per share excludes shares of potential common stock, consisting of stock options and warrants, because their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net loss	$(4,033)	$(4,139)	$(10,808)	$(12,812)

Denominator:
Weighted-average common shares outstanding	24,617	1,851	20,050	1,844
Less: Weighted-average unvested common shares subject to
repurchase	(8)	(48)	(16)	(64)

Denominator for basic and diluted net loss per share	24,609	1,803	20,034	1,780

Basic and diluted net loss per share	$(0.16)	$(2.30)	$(0.54)	$(7.20)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(4,033)	$(4,139)	$(10,808)	$(12,812)
Add:
Stock-based employee compensation expense included in net loss	727	501	1,944	1,150
Less:
Stock-based employee compensation expense determined under the fair value based method	(745)	(551)	(2,242)	(1,390)

Pro forma	$(4,051)	$(4,189)	$(11,106)	$(13,052)

Net loss per share
Basic and diluted, as reported	$(0.16)	$(2.30)	$(0.54)	$(7.20)

Basic and diluted, pro forma	$(0.16)	$(2.32)	$(0.55)	$(7.33)

     Such pro forma disclosure may not be representative of future stock-based compensation expense because such options vest over several years and additional grants may be made each year.

     The estimated fair value of each option and employee purchase right is estimated on the date of grant using the Black-Scholes option pricing method, assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three		For the Nine		For the Three		For the Nine
	Months Ended		Months Ended		Months Ended		Months Ended
	September 30,				September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free interest rate	3.1%	2.4%	3.0%	2.5%	2.0%	—	2.0%	—
Expected life (in years)	4	4	4	4	0.5	—	0.5	—
Volatility	1.0	1.0	1.0	1.0	1.0	—	1.0	—

The weighted-average fair value per share of employee stock options granted during the three months ended September 30, 2004 and 2003 was $4.75 and $11.52, respectively. The weighted-average estimated fair value per share of employee stock options granted during the nine months ended September 30, 2004 and 2003 was $5.54 and $7.34, respectively.

     For options granted to non-employees, the Company determined the estimated fair value of the options using the Black-Scholes option-pricing model. Compensation expense is being recognized over the option-vesting period ranging up to 4 years. The Company recorded compensation expense of approximately $179,000 and $191,000 for the three and nine months ended September 30, 2004, respectively, in connection with options granted to non-employees. There was no compensation expense for the nine months ended September 30, 2003.

2. Commitments and Contingencies

Operating Lease

     The Company leases its facility under an operating lease that expires in September 2014. Under this operating lease, the Company had an option through May 2004 to expand the amount of office and laboratory space it occupies. In May 2004, the Company exercised that option. This lease can be terminated at no cost to the Company in September 2009 but extends automatically until September 2014 if the Company chooses not to exercise the option to terminate the lease.

     Future minimum payments under the non-cancelable portion of the operating lease at September 30, 2004 are as follows (in thousands):

Year ending December 31,
2004	$408
2005	1,650
2006	1,699
2007	1,750
2008	1,803
Thereafter	1,225

$8,535

     We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to us of $50,179 (in 2004) and $334,525 (thereafter through 2006). This sublease agreement includes an option for early termination in September 2006 and an option for extension of the sublease term through February 2009.

3. Collaborative Research, Development, and License Agreements

University of California

     The Company entered into a series of exclusive license agreements with the Regents of the University of California (UC) in March 1997 and October 1998. These agreements provide the Company with certain technology and related patent rights and materials. Under the terms of the agreements, the Company pays annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. The agreements will expire on either the expiration date of the last-to-expire patent licensed under the agreements or the date upon which the last patent application licensed under the agreements is abandoned. The Company incurred license and milestone fees of $20,000 for the nine months ended September 30, 2004. There was no license and milestone fee for the three months ended September 30, 2004. The Company incurred patent expenses of approximately $240,000 and $45,000 for the three months ended September 30, 2004 and 2003, respectively, and $352,000 and $152,000 for the nine months ended September 30, 2004 and 2003, respectively, in connection with these license agreements. The Company incurred a $375,000 one-time charge to UC due upon the closing of the Company’s initial public offering as partial consideration for the technology licenses. The Company recorded this charge as research and development expense in the first quarter of 2004. Also as partial consideration for the technology licenses, the Company incurred a one-time charge of $150,000 to UC related to the $8.0 million upfront payment from UCB Farchim S.A., which is being amortized over the development period of the licensed programs, currently estimated to be eight years.

License and Development Agreement with UCB

     In February 2004, the Company entered into an agreement with UCB Farchim, S.A., or UCB, a subsidiary of UCB, S.A. a publicly traded multi-national company based in Brussels, Belgium, in which the Company licensed the technology, know-how and preclinical and clinical data related to its AIC and grass allergy programs on an exclusive, worldwide basis. UCB was also granted an option to license the Company’s peanut allergy program. According to terms of the agreement, the Company received an $8.0 million upfront payment and may earn up to $40.0 million in milestone payments based on achieving defined clinical and regulatory objectives. The Company is amortizing the $8.0 million upfront payment from UCB over the development period of the licensed programs, currently estimated to be eight years. In addition, UCB agreed to fund ongoing development costs of the licensed programs, as well as costs relating to regulatory filings, potential launch, sales and marketing, and reasonable administrative support. The Company is accounting for such funding as collaboration revenue, which is generally recognized in the period in which expenses related to the licensed programs are incurred. The Company records the development costs and costs relating to regulatory filings, which account for substantially all of the costs as research and development expenses. The remaining costs are recorded as general and administrative expenses on the statement of operations. If any of the licensed product candidates are successfully developed and approved for sale, the Company will receive royalties on sales. The Company has retained an option to co-promote any approved product in the United States, in which case the Company would recognize revenue from sales in lieu of receiving royalty payments. UCB may terminate the agreement at any time on 60 days’ advance notice either in its entirety or with respect to one or more licensed programs, but may not terminate the agreement as to our ragweed allergy program prior to February 2006 except for safety or efficacy reasons, in which case it may not terminate the agreement prior to February 2005. Either party may terminate the UCB agreement if a default occurs and is not resolved. Otherwise, the agreement does not terminate until the later to occur of the date when the last valid issued patent claim covering any of the licensed programs expires or June 2018. Total revenue recognized during the three month period ended September 30, 2004, related to the UCB agreement was $3.8 million. Total revenue recognized during the nine month period ended September 30, 2004, related to the UCB agreement was $11.6 million, making up 94% of total revenues. Total accounts receivables at September 30, 2004, related to the UCB agreement was $3.5 million, making up 98% of total accounts receivables balances.

4. Initial Public Offering

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

5. New Accounting Pronouncement

     In March 2004 the Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s consolidated financial statements.

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

Overview

     We discover, develop and intend to commercialize innovative products to treat and prevent allergies, infectious diseases and chronic inflammatory diseases. Our clinical development programs are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation. Our most advanced clinical programs include:

•	AIC, an immunotherapy product candidate for treatment of ragweed allergy that has completed Phase II trials, and is currently completing a Phase II/III clinical trial. A confirmatory Phase III clinical trial is anticipated to begin in 2005.

•	Hepatitis B vaccine, for which a Phase II program in adolescents conducted in Canada has been completed, and for which a Phase II/III trial in patients who are less responsive to conventional vaccine is currently underway in Singapore. We anticipate initiating Phase III trials in Canada, Europe and Asia in 2005. Our intention is to commercialize our Hepatits B vaccine outside of the United States.

•	An inhaled therapeutic product candidate for treatment of asthma, which has recently completed a pilot Phase II trial. We plan to advance the asthma program into a broader clinical program focused on direct measurement of efficacy.

•	Preclinical programs focused on chronic inflammation, antiviral therapies and improved, next-generation vaccines using ISS and other technologies.

Critical Accounting Policies and the Use of Estimates

     The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2004 as compared with those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2004 and 2003 (In thousands, except percentages)

	Three Months Ended		Increase/		Nine Months Ended		Increase/
	September 30,		(Decrease)		September 30,		(Decrease)
Results of Operations	2004	2003	$	%	2004	2003	$	%
Revenues:
Collaboration revenue	$3,769	$—	$3,769	n/a	$11,644	$—	$11,644	n/a
Grant revenue	(109)	23	(132)	n/a	713	119	594	n/a

Total revenues	3,660	23	3,637	n/a	12,357	119	12,238	n/a

Research and development expenses	5,928	2,935	2,993	102%	17,709	9,528	8,181	86%
General and administrative expenses	2,017	1,315	702	53%	6,013	3,732	2,281	61%

Total operating expenses	7,945	4,250	3,695	87%	23,722	13,260	10,462	79%

Interest income, net	$252	$88	$164	186%	$557	$329	$228	69%

     Total revenues for the three and nine months ended September 30, 2004 were $3.7 million and $12.4 million, respectively, compared to $23,000 and $119,000 for the three and nine months ended September 30, 2003, respectively. Total revenues for the three and nine month periods ended September 30 2004, consisted of $3.8 million and $11.6 million, respectively, from a collaborative agreement with UCB in ragweed and grass allergies, which was initiated in the first quarter of 2004, as well as grant revenue of $(109,000) and $713,000, respectively, from government grants for biodefense programs awarded by the National Institutes of Health (NIH). The $(109,000) in net revenue from government grants for biodefense programs for the three months ended September 30, 2003 includes a one-time adjustment of $(303,000). This one-time adjustment reflects the minimum cost overhead rate allowable under the grant awards until such time as the final rate is determined. Revenues of $23,000 and $119,000 for the three and nine months ended September 30, 2003, respectively, consisted solely of a government grant awarded by the NIH. We expect revenues from our collaboration with UCB and from government grants for biodefense programs to be consistent with or increase moderately through the remainder of 2004 as these programs progress.

     Research and development expenses were $5.9 million for the three months ended September 30, 2004, an increase of 102% from $2.9 million for the three months ended September 30, 2003, and $17.7 million for the nine months ended September 30, 2004, an increase of 86% from $9.5 million for the nine months ended September 30, 2003. The increases for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003 were primarily the result of increased clinical trial activities in our ragweed allergy, hepatitis B vaccine and asthma programs, as well as preclinical works associated with government grants for biodefense programs, being conducted during the three and nine months ended September 30, 2004. Non-cash stock-based compensation expense included in research and development expenses was approximately $344,000 and $379,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $1.1 million and $790,000 for the nine months end September 30, 2004 and 2003, respectively. We expect research and development expenses in future periods generally to be consistent with or increase moderately from levels experienced in the three and nine month periods ended September 30, 2004 as our clinical and preclinical programs progress.

     General and administrative expenses were $2.0 million for the three months ended September 30, 2004, an increase of 53% as compared to $1.3 million for the three months ended September 30, 2003, and $6.0 million for the nine months ended September 30, 2004, an increase of 61% as compared to $3.7 million for the nine months ended September 30, 2003. The increases for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003 reflect higher compensation and benefits associated primarily with the expansion of our management team and higher expenditures for consulting and professional services. Non-cash stock-based compensation expense included in general and administrative expenses was approximately $383,000 and $121,000 for the three months ended September 30, 2004 and 2003, respectively, and approximately $877,000 and $360,000 for the nine months ended September 30, 2004 and 2003, respectively. We expect general and administrative expenses to increase from levels experienced in the three and nine month periods ended September 30, 2004 as a result of our organizational growth and increased costs of operating as a public company.

     Interest income, net, was $252,000 for the three months ended September 30, 2004, an increase of 186% as compared to $88,000 for the three months ended September 30, 2003, and $557,000 for the nine months ended September 30, 2004, an increase of 69% as compared to $329,000 for the nine months ended September 30, 2003. The increases for both the three and nine month periods compared to the same periods in 2003 were primarily due to higher average cash and marketable securities balances during the three and nine months ended September 30, 2004.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $144.8 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. As of September 30, 2004, we had $71.5 million in cash and cash equivalents. Our funds are currently invested in highly liquid, institutional money market funds.

     Our operating activities used cash of $2.0 million during the nine months ended September 30, 2004, compared to cash used in operating activities of $11.3 million during the nine months ended September 30, 2003. The decrease of approximately $9.3 million was due primarily to an $8.0 million upfront payment made to us by UCB and a narrower loss from operations.

     Our investing activities provided cash of $3.9 million during the nine months ended September 30, 2004, compared to $10.9 million during the nine months ended September 30, 2003. Cash provided by investing activities during the nine months ended September 30, 2004 consisted primarily of maturities of investments of approximately $5.5 million offset by an investment of approximately $1.7 million in property and equipment. Cash provided by investing activities during the nine months ended September 30, 2003 consisted primarily of net sales and maturities of investments of approximately $11.0 million.

     Our financing activities provided cash of approximately $46.2 million during the nine months ended September 30, 2004, primarily from the issuance of 6,900,000 shares of common stock in our initial public offering in February 2004 and the repayment of notes receivable from stockholders, offset by restricted cash held in a certificate of deposit used as collateral. Cash provided by financing activities of approximately $65,000 during the nine months ended September 30, 2003 consisted primarily of repayment of notes receivable from stockholders of approximately $88,000.

Long-term Debt and Operating Leases

     We have no long-term debt. As of September 30, 2004, we had contractual obligations related to non-cancelable portion of the operating leases as follows (in thousands):

	Payments Due by Period
					After
	Total	Less than 1 year	1-3 years	4-5 years	5 years
Operating leases	$8,535	$408	$3,349	$3,553	$1,225

     The Company leases its facility under an operating lease that expires in September 2014. Under this operating lease, the Company had an option through May 2004 to expand the amount of office and laboratory space it occupies. In May 2004, the Company exercised that option. This lease can be terminated at no cost to the Company in September 2009 but extends automatically until September 2014 if the Company chooses not to exercise the option to terminate the lease. We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to us of $50,179 (in 2004) and $334,525 (thereafter through 2006). This sublease agreement includes an option for early termination in September 2006 and an option for extension of the sublease term through February 2009.

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

     We have experienced significant operating losses in each year since our inception in August 1996. Currently, our revenue results from payments made under a collaboration agreement and payments received under government grants for biodefense programs. The collaboration agreement is subject to termination under specified circumstances. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in 2006 at the latest. Our accumulated deficit was approximately $90.2 million as of September 30, 2004, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts.

     We do not have any products that generate revenue. We began Phase II/III trials for AIC, an immunotherapy for ragweed allergy, and began Phase II/III trials for our hepatitis B vaccine in 2004. Our product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate revenue depends upon:

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

     If we unable to generate revenues or achieve profitability, we may be required to significantly reduce or discontinue our operations or raise additional capital under adverse circumstances.

If we are unable to secure additional funding, we will have to reduce or discontinue operations.

     We believe our existing capital resources, will be sufficient to meet our anticipated cash requirements through 2006. We do not believe that we will have product revenue until 2007, at the earliest. We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. Because of the significant time and resources it will take to develop our product candidates, potentially commercialize them and generate revenue, we may require substantial additional capital resources in order to continue our operations, and any such funding may not cover our costs of operations. We may also need to secure more funding than currently anticipated because we may change our product development plans or clinical programs.

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

     Currently, only three of our product candidates have advanced to Phase II clinical trials: AIC, our hepatitis B vaccine and our inhaled therapeutic for treatment of asthma. We have only limited clinical data for these product candidates, some of which may not be supportive of ultimate regulatory approval. In particular, in one of our Phase II trials for AIC, which was conducted in Canada in 2001 and 2002, there was no impact on clinical symptom scores or medication use in the first year of the two-year trial. We will need to demonstrate in Phase III clinical trials that each product candidate is safe and effective before we can obtain necessary approvals from the FDA and foreign regulatory agencies. We initiated a two-year, multi-site Phase II/III trial in the first quarter of 2004 in the U.S. for AIC. We anticipate initiating a confirmatory Phase III trial for AIC in 2005. We also anticipate initiating Phase III trials for our hepatitis B vaccine in Canada, Europe and Asia in 2005. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval in their jurisdictions.

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

     Suspension, termination or unanticipated delays of our clinical trials for AIC or our hepatitis B vaccine may:

•	adversely affect our ability to commercialize or market any product candidates we may develop;

•	impose significant additional costs on us;

•	potentially diminish any competitive advantages that we may attain;

•	adversely affect our ability to enter into collaborations, receive milestone payments or royalties from potential collaborators;

•	cause us to abandon the development of the affected product candidate; and

•	limit our ability to obtain additional financing on acceptable terms, if at all.

If we receive regulatory approval for our product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review, which may be costly and subject us to various enforcement actions.

     Any regulatory approvals that we receive for our product candidates are likely to contain requirements for post-marketing follow-up studies, which may be costly. Product approvals, once granted, may be modified, resulting in limitations on our labeling indications or marketing claims, or withdrawn completely if problems occur after commercialization. Thus, even if we receive FDA and other regulatory approvals, our product candidates may later exhibit qualities that limit or prevent their widespread use or that force us to withdraw those products from the market.

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

     We will have to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates. We also intend to enter into collaborative relationships to provide funding to support our research and development programs. Currently we have established two collaborative relationships, one with Berna Biotech for our hepatitis B vaccine and hepatitis B therapeutic product candidates and the second with UCB Farchim, S.A., or UCB, for AIC and grass allergy immunotherapy. The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, even if we do establish collaborative relationships, our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

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

     In addition, we do not currently have a contract manufacturer for AIC or enough AIC to supply ongoing clinical and, potentially, commercial needs. We believe that our existing supplies of AIC are only sufficient for us to conduct the two-year Phase II/III clinical trial we initiated in February 2004. We intend to qualify and enter into manufacturing agreements with one or more new commercial-scale contract manufacturers to produce additional supplies of AIC as required for completion of clinical trials and commercialization. If we are unable to complete such agreements, we would have to establish an internal commercial scale manufacturing capability for AIC, incurring increased capital and operating costs, delays in the commercial development of AIC and higher manufacturing costs than we have experienced to date.

We have or intend to contract with one or more third parties to conduct our Phase II/III clinical trials for AIC and Phase II/III trials for our hepatitis B vaccine. If these third parties do not carry out their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize AIC or our hepatitis B vaccine.

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

     Our executive officers, directors and their affiliates beneficially owned or controlled approximately 42.9% of our outstanding common stock as of October 31, 2004. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) who also serves as Acting Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the CEO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. William J. Dawson, the former Vice President, Finance & Operations and Chief Financial Officer, stepped down from that role in late June to pursue other professional opportunities. Mr. Dawson has agreed to remain as a consultant to the Company for an additional six months until the Company hires a suitable replacement. In the meantime, Dr. Dino Dina, President and Chief Executive Officer, has assumed the role of Acting Chief Financial Officer. Timothy G. Henn was appointed Vice President, Finance and Administration in August 2004. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

     We will retain broad discretion over the use of the net proceeds received from our offering. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product candidate development and commercialization efforts and the amount of cash used by our operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

Exhibit
Number	Document
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)    Reports on Form 8-K:

     On August 27, 2004, the Registrant filed a report on Form 8-K, announcing the appointment of Timothy G. Henn as Vice President, Finance and Administration.

     On August 6, 2004, the Registrant filed a report on Form 8-K, announcing the Company’s financial results for the second quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNAVAX TECHNOLOGIES CORPORATION
Date: November 8, 2004	/s/ Dino Dina Dino Dina President, Chief Executive Officer, Acting Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)