Form 10-K
period 2004-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2005-03-18
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 000-24647

Dynavax Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0728374
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
2929 Seventh Street, Suite 100
Berkeley, CA 94710-2753
(510) 848-5100
(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

None	None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2004 as reported on the Nasdaq National Market, was approximately $99,932,028. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
    As of February 28, 2005, registrant had outstanding 24,745,201 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INDEX
DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, our future research and development, our preclinical and clinical product development efforts, the timing of the introduction of our products, the effect of GAAP accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.
      Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.
      This Annual Report on Form 10-K includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners. Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Dynavax with the Securities and Exchange Commission (SEC) at the SEC’s website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Dynavax with the SEC may also be obtained from Dynavax by directing a request to Dynavax, Attention: Jane M. Green, Ph.D., Vice President, Corporate Communications, 2929 Seventh Street, Suite 100, Berkeley, CA 94710-2753, (510) 848-5100.
PART I

ITEM 1.	BUSINESS
Overview
      Dynavax Technologies Corporation (the “Company”, “we” or “us”) discovers, develops and intends to commercialize innovative products to treat and prevent allergies, infectious diseases and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our clinical development programs are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation.
      Our most advanced clinical programs are based on our ISS technology and include:

•	AIC for Ragweed Allergy. We have developed a novel injectable product candidate to treat ragweed allergy that we call AIC. AIC is an immunotherapeutic intervention for ragweed allergy, the most common seasonal allergy in North America. Unlike existing products that treat chronic ragweed allergy symptoms, our product candidate targets the underlying cause of ragweed-induced seasonal allergic rhinitis. AIC has completed Phase II trials, and is currently completing a two-year Phase II/III clinical trial. At the end of 2004, we reported that the one-year interim analysis of this Phase II/ III trial showed a clear positive trend relative to the trial’s major endpoint of nasal symptom scores, as well as other secondary endpoints, following the 2004 ragweed season. The interim analysis indicated that AIC was safely administered and systemic adverse reactions were similar between the AIC and control arms. We intend to complete the Phase II/ III clinical trial as planned. We anticipate initiating a supportive Phase III clinical trial in a pediatric indication in the first half of 2005. Pending the outcome of discussions with the US Food and Drug Administration (FDA) in 2005 and the results of the Phase II/III study, we plan to initiate a pivotal Phase III clinical program in early 2006.

•	Hepatitis B Prophylaxis. A Phase II program in adolescents conducted in Canada has been completed. In these trials our hepatitis B vaccine induced more rapid immunity with fewer immunizations than currently available vaccines. Based on these results, we believe that our hepatitis B vaccine has the potential to increase compliance and decrease the spread of the disease. Results from Phase I and Phase II trials demonstrated that our hepatitis B vaccine was well tolerated and conferred protective hepatitis B antibody levels following two injections over a two-month period. A Phase II/ III trial in subjects who are less responsive to conventional vaccine is currently underway in Singapore. Results from an interim analysis of the Phase II/ III trial showed that our vaccine demonstrated statistically significant superiority in protective antibody response and robustness of protective effect after two vaccinations when compared to GlaxoSmithKline’s Engerix-Btm vaccine. We anticipate initiating Phase III trials in Canada, Europe and Asia in 2005, pending the outcome of the current trial. Our intention is to initially commercialize our hepatitis B vaccine outside of the United States.

•	Asthma. We have an inhaled therapeutic product candidate for treatment of asthma, which has completed a Phase IIa trial in Canada. Unlike current treatments for asthma, which require chronic use, our product may provide long-term relief following a single course of administration. Results from our Phase I trial demonstrated that our product candidate was well tolerated in healthy volunteers and may have the potential to suppress both clinical symptoms and the underlying inflammatory response associated with asthma. Results from a Phase IIa asthma challenge study confirmed the safety of inhaled immunostimulatory sequences in asthmatic patients, and showed substantial and statistically significant pharmacological activity, based upon the induction of genes associated with a reprogrammed immune response. After allergen challenges at weeks two and four, no significant changes in pulmonary function were observed between placebo and treated groups. We anticipate initiating a Phase II study in asthma in late 2005.

      We have preclinical programs focused on other allergies, chronic inflammation, antiviral therapies and improved, next-generation vaccines using ISS and other technologies. These include an early-stage research program focused on a new class of oligonucleotides called immunoregulatory sequence (IRS) technology, as well as a program focused on developing orally available small molecules in the thiazolopyrimidine (TZP) class, to treat autoimmune disease.
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
ISS and the Immune System
      Our principal product development efforts are based on a technology that uses short synthetic DNA molecules called ISS that stimulate a Th1 immune response while suppressing Th2 immune responses. ISS contain specialized sequences that activate the innate immune system. ISS are recognized by a specialized subset of dendritic cells containing a unique receptor called Toll-Like Receptor 9, or TLR-9. The interaction of TLR-9 with ISS triggers the biological events that lead to the suppression of the Th2 immune response and the enhancement of the Th1 immune response.

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
Our Primary Development Programs
      We are using a proprietary ISS, a 22-base synthetic DNA molecule called 1018 ISS, in our clinical development programs for ragweed allergy, hepatitis B prophylaxis and asthma. To date, we have administered 1018 ISS to more than 700 people without observing any serious, drug-related, adverse events. We have demonstrated the clinical benefit of AIC and our hepatitis B vaccine, which are both 1018 ISS-based product candidates, in Phase II/ III clinical trials. Our principal programs are Seasonal Allergy Immunotherapy, Hepatitis B Products and Chronic Inflammation, as described below.
Seasonal Allergy Immunotherapy

Ragweed Allergy

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

Clinical Status
      Over the last several years, we have generated a substantial amount of clinical data on AIC. AIC has been tested in fourteen clinical trials in the U.S., France and Canada, and more than 3,000 AIC injections have been administered in more than 500 patients. In these trials, AIC was shown to be safe and well tolerated, to provide measurable improvements in allergy symptoms and to reduce medication use. We are conducting a two-year multi-site Phase II/ III trial in the U.S. to evaluate the efficacy of AIC. We have enrolled 462 eligible patients. Prior to the 2004 ragweed season, patients received a six-week regimen of either placebo or escalating doses of up to 30 micrograms of AIC. Some patients will receive two additional booster shots of AIC prior to the 2005 ragweed season. The primary endpoint of this trial is the change in nasal symptoms (i.e., congestion, runny nose, itchy nose, sneezing) relative to placebo following the 2005 ragweed season. At the end of 2004, we reported that the one-year interim analysis of this Phase II/ III trial showed a clear positive trend relative to the trial’s major endpoint of nasal symptom scores, as well as other secondary endpoints, following the 2004 ragweed season. The interim analysis indicated that AIC was safely administered and systemic adverse reactions were similar between the AIC and control arms. We intend to complete the two-year clinical trial as planned, a decision that was endorsed by an independent Drug Safety Monitoring Board. Pending the outcome of discussions with the US Food and Drug Administration (FDA) in 2005 and the results of the Phase II/III study, we will determine the design, target populations and timing of initiating a pivotal Phase III clinical program in early 2006. In addition, Dynavax will discuss with the FDA plans to initiate a supportive Phase III trial in a pediatric indication in 2005.

Commercial Opportunity
      Medical management of seasonal allergic rhinitis is a multibillion-dollar global market. In the U.S. alone, approximately 40 million people suffer from allergic rhinitis. The direct costs of prescription interventions for allergic rhinitis in the U.S. were $8 billion in 2004. Ragweed is the single most common seasonal allergen, affecting up to 75% of those with allergic rhinitis, or 30 million Americans. In addition, 20-30% of those who suffer from allergic rhinitis progress to asthma, leading to increased morbidity and disease management costs. We believe that a significant market opportunity exists for AIC in the treatment of ragweed allergic individuals currently undergoing conventional immunotherapy or using multiple prescription or over-the-counter (OTC) medications. In addition, the product may also play a role in earlier stage disease, potentially preventing the “allergic march” from allergic rhinitis to asthma.

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
      Allergy Shots (Immunotherapy) — Allergy shots, or immunotherapy, are employed to alter the underlying immune mechanisms that cause allergic rhinitis. Patients are recommended for allergy immunotherapy only after attempts to reduce allergic symptoms by drugs or limiting exposure to the allergen have been deemed inadequate. Conventional immunotherapy is a gradual immunizing process in which increasing individualized concentrations of pollen extracts are mixed by the allergist and administered to induce increased tolerance to natural allergen exposure. The treatment regimen generally consists of weekly injections over the course of six months to a year, during which the dosing is gradually built up to a therapeutic level so as not to induce a severe allergic reaction. Once a therapeutic dosing level is reached, individuals then receive bi-weekly or monthly injections to build and maintain immunity over another two to four years. A patient typically receives between 60 and 90 injections over the course of treatment. Adverse reactions to conventional allergy immunotherapy are common and can range from minor swelling at the injection site to systemic reactions, and, in extremely rare instances, death. Other major drawbacks from the patients’ perspective include the inconvenience of repeated visits to doctors’ offices for each injection, the time lag between the initiation of the regimen and the reduction of symptoms, and the total number of injections required to achieve a therapeutic effect. Consequently, patient compliance is a significant issue.

Other Seasonal Allergy Immunotherapy Candidates
      As AIC progresses through clinical development, we intend to produce similar ISS-allergen linked product candidates for the treatment of other major seasonal allergies. Each of grass, birch and cedar-induced seasonal allergic rhinitis is caused by an allergic immune system response to identified and characterized allergens. Consequently, product candidates for each can be produced in a manner similar to AIC. For example, the major grass allergen, Lol p 1, and the major cedar tree allergen, Cry j 1, can be linked to ISS. As with AIC, we believe our approach may provide distinct advantages over conventional immunotherapy for these allergies, including a potentially favorable safety profile, significantly shorter dosing regimen and long-term therapeutic benefits.
      AIC and our other seasonal allergy products should be well positioned to compete against not only currently available immunotherapies, but also other interventions targeting the symptoms of seasonal allergic rhinitis. We believe that our additional seasonal allergy products will present the same advantages over symptomatic interventions as described for AIC. As a result of these advantages and by providing a broader set of seasonal allergy immunotherapies, we may ultimately achieve an expansion into the large group of patients that currently choose pharmacotherapies over existing immunotherapies.

Peanut Allergy

ISS for Peanut Allergy and its Benefits
      We believe that ISS linked with a major peanut allergen, Ara h 2, may be able to suppress the Th2 response and reduce or eliminate the allergic reaction without inducing anaphylaxis during the course of immunotherapy. Our anticipated advantage in this area is the potentially increased safety that may be achieved by linking ISS to the allergen. By using ISS to block recognition of the allergen by IgE and therefore prevent subsequent histamine release, we may be able to administer enough of the ISS-linked allergen to safely reprogram the immune response without inducing a dangerous allergic reaction. We believe the resulting creation of memory Th1 cells may provide long-term protection against an allergic response due to accidental exposure to peanuts.

Preclinical Status
      We are developing a peanut allergy product candidate that consists of ISS linked to a major peanut allergen, Ara h 2. We have demonstrated in mice that peanut allergen linked to ISS induces much higher levels of Th1-induced IgG antibodies and lower levels of IgE than natural peanut allergen. ISS-linked Ara h 2 also induces much higher levels of interferon-gamma and much lower levels of IL-5 than unmodified Ara h 2 in mice. Immunization with our product candidate has also been shown to protect peanut allergic animals from anaphylaxis and death following exposure to peanut allergen. In addition, we have demonstrated that ISS-linked Ara h 2 has significantly reduced allergic response as measured by in vitro histamine release assays using blood cells from peanut allergic patients.

Commercial Opportunity
      Peanut allergy accounts for the majority of severe food-related allergic reactions. Approximately 1.5 million people in the U.S. have a potentially life-threatening allergy to peanuts and the incidence is growing rapidly. There are an estimated 100 to 200 deaths from severe peanut allergy in the U.S. each year.

Current Peanut Allergy Treatments and their Limitations
      There are currently no products available that prevent peanut allergy. People allergic to peanuts must take extreme avoidance measures, carefully monitoring their exposure to peanuts and peanut byproducts. Emergency treatment following peanut exposure and the onset of allergic symptoms primarily consists of the administration of epinephrine to treat anaphylaxis. Our peanut allergy immunotherapy is designed to allow patients to tolerate exposure to higher levels of peanut products without experiencing severe reactions.

License and Development Agreement with UCB
      In February 2004, Dynavax and UCB Farchim, S.A., a subsidiary of UCB, S.A., or UCB, established a strategic partnering agreement for the development and commercialization of seasonal allergy products. In March 2005, Dynavax and UCB agreed to end their collaboration. Under the terms of the agreement, UCB will return all rights to the allergy program to Dynavax and the current ongoing Phase II/ III clinical trial of our AIC immunotherapy for ragweed allergy will be completed as planned. Dynavax will assume financial responsibility for all further clinical, regulatory, manufacturing and commercial activities related to AIC and for preclinical development programs in grass and in peanut allergy.
Hepatitis B Products

Hepatitis B Prevention

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

Clinical Status
      Results from Phase I and from Phase II trials showed that our vaccine candidate was well tolerated and induced more rapid immunity with fewer immunizations than Engerix-B®, a major currently available vaccine. Our Phase I trial investigated the effects of escalating doses of ISS, from 0.3 mg to 3.0 mg, in each case administered with the same amount of hepatitis B surface antigen as used in conventional vaccines. In this trial we enrolled 48 subjects and demonstrated that all subjects who received two injections of at least 0.65 mg ISS with hepatitis B surface antigen achieved protective hepatitis B antibody responses. We conducted a Phase II trial in Canada evaluating the efficacy of two injections of our vaccine candidate (hepatitis B surface antigen plus 3.0 mg of 1018 ISS) compared to Engerix-B®. A total of 99 healthy young adults were enrolled in this study, randomized to our vaccine or Engerix-B®. Results show that our vaccine induces a 79% rate of protective hepatitis B antibody response after one injection and protective hepatitis B antibody response in 100% of recipients after the second injection at two months. In contrast, subjects receiving Engerix-B® had protective hepatitis B antibody responses after the first and second injections in 12% and 64% of recipients, respectively. We are also conducting a Phase II/ III trial in Singapore to evaluate the efficacy of our vaccine in older subjects (ages 40-70 years) who have a diminished ability to respond to current commercial vaccines. Data from an interim analysis of the Company’s hepatitis B virus (HBV) vaccine Phase II/ III clinical trial showed statistically significant superiority in protective antibody response and robustness of protective effect after two vaccinations when compared to GlaxoSmithKline’s Engerix-B®. The primary endpoint of the ongoing Phase II/ III trial is seroprotection four weeks after administration of the third dose. Pending the outcome of the current trial, we intend to pursue a broad Phase III clinical program in multiple age groups in mid-2005 with primary endpoints of protective hepatitis B antibody responses after each injection.

Commercial Opportunity
      Hepatitis B is a common chronic infectious disease with an estimated 350 million chronic carriers worldwide. Prevention of hepatitis caused by the hepatitis B virus is central to managing the spread of the disease, particularly in regions of the world with large numbers of chronically infected individuals. While many countries have instituted infant vaccination programs, compliance is not optimal. Moreover, there are large numbers of individuals born prior to the implementation of these programs who are unvaccinated and are at risk for the disease. In addition, not all individuals respond to currently approved vaccines. Annual sales of hepatitis B vaccines exceed $1.0 billion globally.
      We are pursuing a diversified development and commercialization strategy for its hepatitis B vaccine. Our clinical strategy is to determine the effect of a two-dose regimen in adolescents and young adults as well as a three-dose regimen in older patients who are typically less responsive to conventional vaccines. The vaccine may also be developed for the perinatal immunization of infants born to infected mothers, a particularly high-risk segment where transmission rates exceed 90%. We also plan to develop our hepatitis B vaccine for high-risk populations that may include the pre-hemodialysis market segment.
      We plan to commercialize our hepatitis B vaccine initially in various markets outside the U.S. We are also evaluating the potential of developing more potent second-generation vaccines that may offer advantages particularly for high-risk populations.

Current Hepatitis B Vaccines and their Limitations
      Current hepatitis B vaccines consist of a three-dose immunization regimen administered over six months. If completed, current hepatitis B vaccination confers protective hepatitis B antibody responses to approximately 95% of healthy young adults. However, the protective hepatitis B antibody responses achieved by conventional vaccines is lower for persons who are overweight or who smoke. Additionally, there is an inversely proportional relationship between age and the degree to which current vaccines confer protective hepatitis B antibody responses: the older you are, the less effective current vaccines are. Compliance with the immunization regimen is also a significant issue, as many patients fail to receive all three doses. According to a survey of U.S. adolescents and adults published by the Centers for Disease Control, of those who received the first dose of vaccine, only 53% received the second dose of vaccine and only 30% received the third. We believe that compliance rates in other countries are similar or worse. For healthy young adults, protective hepatitis B antibody responses after the first dose are reported to be between 10% and 12% and improve to only 38% to 56% after the second dose. Consequently, an unacceptably large number of individuals who start the immunization series remain susceptible to infection. Poor field efficacy is of particular concern in regions with high hepatitis B prevalence and constitutes a major public health issue.

Hepatitis B Therapy

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

Preclinical Status
      Preclinical experiments in mice have shown that our product candidate for hepatitis B therapy redirects the immune response toward Th1-based immunity, producing strong interferon-gamma and cytotoxic T cell responses. Interferon-gamma and cytotoxic T cell responses are thought to be important for the control and/or elimination of chronic hepatitis B infection.

Commercial Opportunity
      Hepatitis B infection is a major cause of acute and chronic viral hepatitis, with morbidities ranging from asymptomatic infection to liver failure, cancer and death. There is a large population chronically infected with hepatitis B, including an estimated one million patients in the U.S., two million in Europe, nine million in Japan and 350 million in the rest of the world. In many countries in Southeast Asia and the Pacific Basin, HBV endemicity is as high as 20-25% of the population.

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

License and Supply Agreement with Berna Biotech
      In October 2003, we entered into an agreement with Berna Biotech, a publicly traded company based in Bern, Switzerland, in which Berna agreed to supply us with its proprietary hepatitis B surface antigen for use in our Phase III clinical trials for our hepatitis B vaccine and, if merited, its subsequent commercialization. According to terms of the agreement, we will receive adequate supplies of hepatitis B surface antigen for clinical development, and then will pay fixed amounts for use of the antigen in the potential commercial vaccine.

Chronic Inflammation

Asthma

Inhaled ISS for Asthma and its Benefits
      In most people, asthma is an allergic inflammatory disease caused by multiple allergens. As a result, an approach relying on the linkage of ISS to a large number of allergens would be technically and commercially challenging. To address this issue, we have formulated ISS for pulmonary delivery with no linked allergen, relying on natural exposure to multiple allergens to produce specific long-term immunity. We anticipate that ISS would be administered initially on a weekly basis. Once the immune response to asthma-causing allergens has been reprogrammed to a Th1 response, it may be possible to reduce administrations of ISS to longer periodic intervals or only as needed. In addition, based on preclinical data, we believe that this therapy may lead to reversal of airway remodeling caused by asthma.

Clinical Status
      We conducted a Phase I trial to evaluate the safety and tolerability of inhaled 1018 ISS in 54 healthy subjects. In the first part of the trial, ISS was found to be well tolerated at escalating doses. In the second part of the trial, measurable increases in the expression of cytokines induced by 1018 ISS were observed in treated patients relative to placebo, confirming our understanding of its mechanism of action. We have completed a Phase IIa trial in Canada to evaluate the preliminary safety and tolerability of 1018 ISS in mild asthmatics and assess the efficacy of the treatment following allergen challenge. In this trial, 39 patients were given four weekly doses of either 1018 ISS or placebo. The primary endpoint of this trial was a comparison between 1018 ISS and placebo of the allergen-induced clinical symptoms following the final dose. The safety results of the trial showed no differences in treatment-emergent or drug-related adverse events or in serious adverse events. ISS produced statistically significant elevations, in both peripheral blood and induced sputum, of genes induced by alpha interferon, the main agent in the biological cascade triggered by ISS. No induction of these genes was observed in the placebo-treated patients. After allergen challenges at weeks two and four, no significant changes in pulmonary function were observed between placebo and treated groups. We anticipate initiating a Phase II study in late 2005.

Commercial Opportunity
      Asthma is a chronic disorder caused primarily by allergic inflammation of the airways, leading to recurrent episodes of wheezing, breathlessness, chest tightness, and coughing, particularly in the night or early morning. If not properly managed, asthma can be life threatening. Asthma affects more than 300 million individuals worldwide. In the U.S. alone, asthma is estimated to afflict 20 million people. The incidence of asthma is increasing and often occurs in response to triggering allergens. It is estimated that at least 75% of patients with asthma also complain of allergic symptoms and 20-30% of those with allergic rhinitis also have asthma. Sales of asthma drugs worldwide approximated $9.0 billion in 2002.

Current Asthma Therapies and their Limitations
      Current asthma therapies are aimed at suppressing or manipulating the immune and inflammatory components of asthma. The most common therapy is the use of inhaled corticosteroids that reduce swelling and inflammation. The requirement for daily administration of inhaled corticosteroids to treat chronic asthma often leads to poor compliance, especially in younger patients. Other approaches include inhaled beta-agonists for bronchodilation and leukotriene inhibitors to control inflammation (these are delivered orally but demonstrate only modest efficacy). The most recent entrant to the asthma treatment market is an anti-IgE antibody, co-promoted by Tanox, Genentech and Novartis, that is administered every two to four weeks by injection for moderate to severe allergic asthma and is priced at over $10,000 per year.

Additional Programs
      In addition to our primary product portfolio, we are pursuing earlier stage programs in Next-Generation Vaccines, Cancer, Antiviral Applications and Chronic Inflammation, as described below.

Next-Generation Vaccines

Anthrax
      We are using our advanced ISS technology to develop an improved anthrax vaccine that we expect will be well tolerated and provide protective immunity after one or two immunizations. The only available anthrax vaccine, Anthrax Vaccine Adsorbed, or AVA, was approved in the U.S. in 1970 and has been used extensively by the military. The vaccine has been reported to cause relatively high rates of local and systemic adverse reactions. In addition, the administration of AVA requires six subcutaneous injections over 18 months with subsequent annual boosters. Our vaccine candidate will be composed of recombinant anthrax protective antigen, or rPA, combined with advanced ISS enhanced by a proprietary formulation. The use of advanced ISS in this formulation should enhance both the speed and magnitude of the antibody response developed against rPA compared to AVA and other rPA-based products in development. Preclinical experiments have demonstrated that rPA combined with our advanced ISS formulations has generated significantly higher toxin neutralizing antibody responses compared to rPA alone or rPA combined with the standard vaccine adjuvant, alum. In the third quarter of 2003, the National Institute of Allergy and Infectious Diseases, or NIAID, awarded us a $3.7 million grant over three and a half years to fund research and development of an advanced anthrax vaccine as part of its biodefense program.

Human Viral Influenza
      Human viral influenza is an acute respiratory disease of global dimension with high morbidity and mortality in annual epidemics. In the U.S., there are an estimated 20,000 viral influenza-associated deaths per year. Pandemics occur infrequently, on average every 33 years, with high rates of infection resulting in increased mortality. The last pandemic occurred 37 years ago, and virologists anticipate that a new pandemic strain could emerge any time.
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

Cancer
      We are evaluating the potential of 1018 ISS to enhance the cytotoxic effects of monoclonal antibodies on cancer cells. This strategy has been shown to be effective in preclinical models utilizing various anticancer monoclonal antibodies. We have conducted an open-label Phase I, dose-escalation trial of 1018 ISS in combination with Rituxan® in 20 patients with a cancer of the blood called non-Hodgkin’s lymphoma (NHL) to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of 1018 ISS administered in combination with Rituxan®. Results of this study showed interferon-alpha/beta inducible gene expression, without significant toxicity. These results provide a rationale for further testing of this combination immunotherapy approach to NHL.

Antiviral Applications
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
      In June 2003, we entered into a development collaboration agreement with BioSeek, Inc. to conduct studies to determine the mechanism of action for TZPs. Under the terms of the agreement, a milestone payment is payable to BioSeek upon the achievement of a milestone and royalties are payable if we partner or commercialize our TZP program. The agreement may be terminated by either party. As of December 31, 2004, BioSeek achieved the contractual milestone, and as a result, we recorded an accrual for $0.3 million.
      We have pioneered a new approach to treating autoimmune disease based upon a novel class of oligonucleotides, named immunoregulatory sequences (IRS), that specifically inhibit the toll-like receptor (TLR)-induced inflammatory response implicated in disease progression. We are exploring development of an IRS-based treatment for autoimmune disease, including systemic lupus erythematosis (SLE or lupus). Based upon this initial research, in the fourth quarter of 2004, the Alliance for Lupus Research (ALR) awarded us a $0.5 million grant over two years to explore new treatment approaches for SLE based on the Company’s novel IRS technology.
Intellectual Property
      Our intellectual property portfolio can be divided into three main technology areas: ISS, TZP and vaccines using DNA. We have entered into exclusive, worldwide license agreements with the Regents of the University of California for technology and related patent rights in these three technology areas.

•	ISS technology: We have seventeen issued U.S. and foreign patents, thirty-two pending U.S. patent applications, and eighty-six pending foreign applications that seek worldwide coverage of compositions and methods using ISS technology. Some of these patents and applications have been exclusively licensed worldwide from the Regents of the University of California. Among others, we hold issued

U.S. patents covering 1018 ISS as a composition of matter; the use of ISS alone to treat asthma; and ISS linked to allergens and viral or tumor antigens.

•	TNF-alpha inhibitors: We have sixteen issued U.S. and foreign patents and six pending U.S. and foreign patent applications providing worldwide rights to a group of small-molecule TNF-alpha synthesis inhibitors including TZPs. We hold exclusive, worldwide licenses to these patents and patent applications held by the Regents of the University of California.

•	Vaccines using DNA: We have fourteen issued U.S. and foreign patents and nine pending U.S. and foreign patent applications covering methods and compositions for vaccines using DNA and methods for their use. We hold an exclusive, worldwide license from the Regents of the University of California for patents and patent applications relating to vaccines using DNA, and we have the right to grant sublicenses to third parties. Effective January 1998, we entered into a cross-licensing agreement with Vical, Inc. that grants each company exclusive, worldwide rights to combine the other firm’s patented technology for DNA immunization with its own for selected indications.

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
      Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. U.S. Patent Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. Coley has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, that, if held to be valid, could require us to obtain a license in order to commercialize one or more of our formulations of ISS in the U.S., including AIC. In December 2003 the United States Patent and Trademark Office declared an interference to resolve first-to-invent disputes between a patent application filed by the Regents of the University of California, which is exclusively licensed to us, and an issued U.S. patent owned by Coley relating to immunostimulatory DNA sequences. The declaration of interference names the Regents of the University of California as senior party, indicating that a patent application filed by the Regents of the University of California and licensed to us was filed prior to a patent application owned by Coley that led to an issued U.S. patent. The interference provides the first forum to challenge the validity and priority of certain of Coley’s patents. If successful, the interference action would establish our founders as the inventors of the inventions in dispute. On March 10, 2005, the U.S. Patent and Trademark Office issued a decision in the interference which did not address the merits of the case, but dismissed it on a legal technicality related to the timing of Dynavax’s filing of its claims and request for interference. Dynavax has appealed this non-final decision. If we do not prevail in the interference proceeding, we may not be able to obtain patent protection on the subject matter of the interference, which would have a material adverse impact on our business. In addition, if Coley prevails in the interference, it may seek to enforce its rights under issued claims, including, for example, by suing us for patent infringement. Consequently, we may need to obtain a license to issued and/or pending claims held by Coley by paying cash, granting royalties on sales of our products or offering rights to our own proprietary technologies. Such a license may not be available to us on acceptable terms, if at all.
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
      As we develop product candidates addressing other allergies, including grass, tree and plant allergies, we may face similar supply risks. In the past, AIC was produced for us by a single contract manufacturer. Our existing supplies of AIC are sufficient for us to conduct our currently planned Phase III clinical trial in a pediatric indication. We plan to qualify and enter into manufacturing agreements with one or more new commercial manufacturers to produce additional supplies of AIC as required for completion of clinical trials and commercialization.
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
Marketing
      We have no sales, marketing or distribution capability. We intend to seek global or regional partners to help us market certain product candidates. Although we have not yet determined our commercialization strategy for our other product candidates, we are inclined to license commercial rights to larger pharmaceutical or biotechnology companies with appropriate marketing and distribution capabilities, except in instances where it may prove feasible to build a small direct sales organization targeting a narrow specialty or therapeutic area.
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
      If AIC is approved and commercialized, it will compete directly with conventional allergy immunotherapy. Conventional allergy immunotherapy products are mixed by allergists and customized for individual patients from commercially available plant material extracts. Because conventional immunotherapies are customized on an individual patient basis, they are not marketed or sold as FDA approved pharmaceutical products. Other companies such as ALK-Abello and Allergy Therapeutics are developing enhanced allergy immunotherapeutic products formulated for both injection and sublingual delivery. We believe that our AIC program for ragweed allergy is the more advanced and, if developed, approved and commercialized, could reach the market ahead of these other products. A number of companies, including GlaxoSmithKline Plc, Merck & Co., Inc., and AstraZeneca Plc, produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage seasonal allergy symptoms. We consider these pharmaceutical products to be indirect competition for AIC because although they are targeting the same disease, they do not attempt to treat the underlying cause of the disease.

      Our hepatitis B vaccine, if it is approved and commercialized, will compete directly with existing, three-injection vaccine products produced by Merck & Co., Inc., GlaxoSmithKline Plc, and Berna Biotech AG, among others. There are also two-injection hepatitis B vaccine products in clinical development, including a vaccine being developed by GlaxoSmithKline Plc. In addition, our hepatitis B vaccine will compete against a number of multivalent vaccines that simultaneously protect against hepatitis B in addition to other diseases. Our hepatitis B immunotherapy, if developed, approved and commercialized, will compete directly with existing hepatitis B therapeutic products (including antiviral drugs and interferon alpha) manufactured by Roche Group, Schering-Plough Corporation, Gilead Sciences, Inc., GlaxoSmithKline Plc and other companies.
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
Regulatory Considerations
      The advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of our potential products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to rigorous review by the Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations. The steps ordinarily required by the FDA before a new drug or biologic may be marketed in the U.S. are similar to steps required in most other countries and include:

•	completion of preclinical laboratory tests, preclinical trials and formulation studies;

•	submission to the FDA of an investigational new drug application, or IND, for a new drug or biologic which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic for each proposed indication;

•	the submission of a new drug application, or NDA, or a biologics license application, or BLA, to the FDA; and

•	FDA review and approval of the NDA or BLA before any commercial marketing, sale or shipment of the drug.
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
Employees
      As of February 28, 2005, we had 71 full-time employees, including 14 Ph.D.s, 3 M.D.s and 4 others with advanced degrees. Of the 71 employees, 49 were dedicated to research and development activities. None of our employees is subject to a collective bargaining agreement, and we believe our relations with our employees are good.
Executive Officers and Key Employees
      Our executive officers and key employees and their respective ages as of February 28, 2005 are as follows:

Name	Age	Position

Dino Dina, M.D.	58	President, Chief Executive Officer, and Director
Robert L. Coffman, Ph.D.	58	Vice President and Chief Scientific Officer
Jane M. Green, Ph.D.	53	Vice President, Corporate Communications
Timothy G. Henn	47	Vice President, Finance & Administration and Chief Accounting Officer
D. Kevin Kwok, Pharm.D.	43	Vice President and Chief Business Officer
Daniel Levitt, M.D., Ph.D.	57	Vice President and Chief Medical Officer
Deborah A. Smeltzer	51	Vice President, Operations and Chief Financial Officer
Stephen F. Tuck, Ph.D.	43	Vice President, Biopharmaceutical Development
Gary A. Van Nest, Ph.D.	55	Vice President, Preclinical Research
      Dino Dina, M.D. has been our President and a member of our Board of Directors since May 1997 and our Chief Executive Officer since May 1998. From 1982 until he joined us in 1997, Dr. Dina was an employee of Chiron Corporation, a biopharmaceutical company. At Chiron, Dr. Dina held a series of positions with increasing responsibility. He ultimately served as president of Chiron Vaccines (formerly Biocine Company), which he directed from its inception in 1987. Under Dr. Dina’s direction, Chiron Vaccines received the first-ever approval of an adjuvanted influenza vaccine in Italy, successfully completed development of the first genetically engineered pertussis vaccine, and conducted clinical trials for vaccines to prevent HIV, herpes simplex type II, cytomegalovirus, and hepatitis B infections. The virology group he directed was responsible for several key scientific findings, including the discovery, cloning, and sequencing of the hepatitis C virus, and the cloning and sequencing of the viral genomes for HIV and hepatitis A viruses. Prior to joining Chiron, Dr. Dina was employed at Albert Einstein College of Medicine in Bronx, New York, as an assistant professor of genetics from 1977 to 1982. He received his M.D. from the University of Genoa Medical School in Italy.
      Robert L. Coffman, Ph.D. has been our Vice President and Chief Scientific Officer since December 2000. Dr. Coffman joined Dynavax from the DNAX Research Institute where he had been since 1981, most recently as Distinguished Research Fellow. Prior to that, he was a postdoctoral fellow at Stanford University Medical School. Dr. Coffman has made fundamental discoveries about the regulation of immune responses in allergic and infectious diseases. He shared the William S. Coley Award for Research in Immunology for discovery of the Th1 and Th2 subsets of T lymphocytes, the cells that control most immune responses. Dr. Coffman received his Ph.D. from the University of California, San Diego and his AB from Indiana University.
      Jane M. Green, Ph.D. joined Dynavax in September 2004. Dr. Green is responsible for the Company’s external and internal communications programs, including investor relations, public relations, media relations, and communications strategy. Prior to Dynavax, Dr. Green was Vice President, Corporate Communications at Exelixis, Inc. where she developed and managed the Company’s communications strategy to support its transition from a technology to product-focused enterprise. Prior to Exelixis, Dr. Green was Senior Director at Caliper Technologies where she coordinated the company’s initial public offering and established the corporate communications and investor relations function. Dr. Green brings over 20 years of experience in corporate communications, investor relations, and marketing communications. Dr. Green holds a BA in literature from the University of Pennsylvania and a Ph.D. in English literature from the State University of New York at Buffalo.

      Timothy G. Henn has been our Chief Accounting Officer since January 2005 and our Vice President, Finance & Administration since August 2004. Prior to Dynavax, Mr. Henn was at Incyte Corporation from 1997 to 2004, where he was most recently Senior Vice President, Finance and Corporate Controller, having responsibility for company wide accounting, financial planning, and purchasing. He brings over 20 years of experience in accounting and finance, and has been instrumental in numerous strategic, financial and operational activities. Mr. Henn received his MBA from Golden Gate University and his BS in accounting from the University of Illinois.
      D. Kevin Kwok, Pharm.D. has been our Vice President and Chief Business Officer since March 2004. He was most recently Vice President for the Transaction Advisory Group at Clearview Projects, where he was responsible for the start-up and client management of the San Francisco practice. He brings more than 18 years of diverse industry experience with both pharmaceutical and biotechnology companies in various commercial areas. Prior to Clearview Projects, Dr. Kwok directed global strategic marketing, business development, and corporate development at SUGEN from 1997 to 2000. After its merger with Pharmacia, he led strategic marketing and brand management for the Company’s joint angiogenesis portfolio in oncology. Previously, he also has held various management positions in U.S. and international marketing, sales, new business ventures, and other areas at Bristol-Myers Squibb and the Upjohn Company. Dr. Kwok earned his Doctor of Pharmacy degree from the University of Michigan.
      Daniel Levitt, M.D., Ph.D. has been our Vice President and Chief Medical Officer since August 2003 and is responsible for our clinical, regulatory, and medical affairs. From 2002 until he joined us in 2003, Dr. Levitt was chief operating officer and head, research and development at Affymax. From 1996 to 2002, Dr. Levitt was senior vice president, drug development, and then president, research and development, at Protein Design Labs, Inc. Prior to Protein Design Labs, he had a successful and progressive career in scientific management, clinical, and regulatory affairs at Geron, from 1995 to 1996, Sandoz, from 1990 to 1995, and Hoffman-LaRoche, from 1986 to 1990. His academic appointments included Senior Scientist and Associate Director at the Guthrie Research Institute in Sayre, Pennsylvania from 1983 to 1986 and Assistant Professor of Pediatrics and Immunology at the University of Chicago Hospitals and Clinics from 1980 to 1983. He earned his M.D. and Ph.D. in biology from the University of Chicago, completed his residency at Yale-New Haven Hospital, was a clinical and research fellow at the University of Alabama Medical Center from 1977 to 1980 and graduated magna cum laude, Phi Beta Kappa from Brandeis University.
      Deborah A. Smeltzer joined Dynavax in January 2005 as Vice President, Operations and Chief Financial Officer. Previously she was with Applied Biosystems from 1999 through 2004, where she served most recently as Vice President and General Manager of the company’s genetic analysis business. She previously served as Vice President and General Manager of the company’s knowledge business and Vice President, Finance for the organization with responsibility for business development. Prior to Applied Biosystems, Ms. Smeltzer served as Chief Financial Officer and Vice President for Genset SA, a Paris-based global genomics company, from 1996 to 1999. Ms. Smeltzer brings to Dynavax more than 20 years of operating, business, and financial management experience, including venture capital, investment banking, academic research, and quality assurance. She holds a BS in biological sciences and an MS in medical microbiology from the University of California, Irvine, and an MBA from Stanford University Graduate School of Business.
      Stephen F. Tuck, Ph.D. has been our Vice President, Biopharmaceutical Development since November 2000 and previously served as our Senior Director of Biopharmaceutical Development since joining us in November 1997. From 1992 until he joined us in 1997, Dr. Tuck was employed by Chiron Corporation, where he had served in various capacities in the Technical Affairs and Process Development departments. At Chiron, Dr. Tuck was involved in the development of Fluad®, a novel adjuvanted influenza vaccine, various subunit vaccines, adjuvants and protein therapeutics. Prior to joining Chiron, Dr. Tuck was a post-doctoral fellow at Johns Hopkins University School of Medicine and the University of California, San Francisco. He has over 15 years of experience in pharmaceutical chemistry. Dr. Tuck received his Ph.D. and B.Sc. from Imperial College, University of London.
      Gary A. Van Nest, Ph.D. has been our Vice President, Preclinical Research since November 2000 and previously served as our Senior Director of Preclinical Research since joining us in November 1997. From

1982 until he joined us in 1997, Dr. Van Nest was employed by Chiron Corporation, where he served in several positions of increasing responsibility culminating in a position as Acting Head of Vaccine Research. At Chiron, Dr. Van Nest directed the development of novel adjuvants and delivery vehicles for subunit vaccines for herpes, HIV, influenza, hepatitis B virus, hepatitis C virus and cytomegalovirus. Dr. Van Nest has authored over 40 publications. He received his Ph.D. in biochemistry from the University of Arizona and his BA from the University of California, Riverside.

ITEM 2.	PROPERTIES
      The Company leases approximately 67,000 square feet of laboratory and office space in Berkeley, California, expiring in September 2014, of which approximately 13,000 square feet is subleased through August 2007. The lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014.

ITEM 3.	LEGAL PROCEEDINGS
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information and Holders
      Our common stock is traded on the Nasdaq Stock Market under the symbol “DVAX”. Public trading of our common stock commenced on February 19, 2004. Prior to that, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock on the Nasdaq Stock Market.

	Common Stock
	Price

2004	High	Low

First Quarter	$9.98	$7.10
Second Quarter	$9.35	$5.14
Third Quarter	$6.87	$4.02
Fourth Quarter	$8.80	$4.75
      As of February 28, 2005, there were approximately 112 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.
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
      We received net proceeds from the offering of approximately $46.5 million. These proceeds are net of $3.6 million in underwriting discounts and commissions, $1.4 million in legal, accounting and printing fees and $0.3 million in other expenses. We used $0.4 million of the net proceeds to make a one-time cash payment to the University of California pursuant to the terms of several license agreements with them. During 2004, the net proceeds were used for research and development activities and general corporate purposes. We will retain broad discretion over the use of the net proceeds received from our offering. The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product candidate development and commercialization efforts and the amount of cash used by our operations.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2004, 2003 and 2002 and the Consolidated Balance Sheets Data as of December 31, 2004 and 2003 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2001 and 2000 and the Consolidated Balance Sheets Data as of December 31, 2002, 2001 and 2000 are derived from Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration and grant revenues	$14,812	$826	$1,427	$2,359	$2,054
Operating expenses:
Research and development	23,129	13,786	15,965	17,363	8,267
General and administrative	8,543	4,804	4,121	4,527	3,451

Total operating expenses	31,672	18,590	20,086	21,890	11,718

Loss from operations	(16,860)	(17,764)	(18,659)	(19,531)	(9,664)
Interest income, net	889	412	621	1,119	1,149
Deemed dividend	—	(633)	—	—	—

Net loss attributable to common stockholders	$(15,971)	$(17,985)	$(18,038)	$(18,412)	$(26,724)

Basic and diluted net loss per share attributable to common stockholders	$(0.75)	$(10.04)	$(10.65)	$(12.29)	$(22.59)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	21,187	1,791	1,694	1,498	1,183

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$65,844	$29,097	$29,410	$11,757	$26,792
Working capital	64,017	26,340	25,913	9,498	26,578
Total assets	73,646	31,585	31,478	15,117	29,590
Equipment financing, net of current portion	—	—	—	—	15
Minority interest in Dynavax Asia	—	14,733	—	—	—
Mandatorily redeemable convertible preferred stock	—	—	—	45,479	45,486
Convertible preferred stock	—	83,635	83,635	5,799	5,799
Accumulated deficit	(95,336)	(79,365)	(62,013)	(43,975)	(25,563)
Total stockholders’ equity (net capital deficiency)	59,876	(71,932)	(56,371)	(40,216)	(23,798)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, “Item 1 — Business,” as well as those discussed elsewhere in this document and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.
      The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with “Item 6 — Selected Financial Data” and the Consolidated Financial Statements and the related notes thereto set forth in “Item 8 — Financial Statements and Supplementary Data.”
Overview
      We discover, develop, and intend to commercialize innovative products to treat and prevent allergies, infectious diseases, and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our clinical development programs are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation. ISS are being developed in three initial indications: a ragweed allergy immunotherapeutic, a hepatitis B vaccine, and an asthma immunotherapeutic.
      We have developed a novel injectable product candidate to treat ragweed allergy that we call AIC. AIC has completed Phase II trials, and is currently completing a two-year Phase II/ III clinical trial. At the end of 2004, we reported that the one-year interim analysis of this Phase II/ III trial showed a clear positive trend relative to the trial’s major endpoint of nasal symptom scores, as well as other secondary endpoints, following the 2004 ragweed season. We intend to complete the Phase II/ III clinical trial as planned. We anticipate initiating a supportive Phase III clinical trial in a pediatric indication in the first half of 2005. Pending the outcome of discussions with the US Food and Drug Administration (FDA) in 2005 and the results of the Phase II/III study, we plan to initiate a pivotal Phase III clinical program in early 2006.
      We have developed a product candidate for hepatitis B therapy. A Phase II/ III trial in subjects who are less responsive to conventional vaccine is currently underway in Singapore. Results from an interim analysis of the Phase II/ III trial showed that our vaccine demonstrated statistically significant superiority in protective antibody response and robustness of protective effect after two vaccinations when compared to GlaxoSmithKline’s Engerix-Btm vaccine. We anticipate initiating Phase III trials in Canada, Europe and Asia in 2005, pending the outcome of the current trial. Our intention is to initially commercialize our hepatitis B vaccine outside of the United States.
      We have an inhaled therapeutic product candidate for treatment of asthma, which has completed a Phase IIa trial in Canada. Results from a Phase IIa asthma challenge study confirmed the safety of inhaled immunostimulatory sequences in asthmatic patients, and showed substantial and statistically significant pharmacological activity, based upon the induction of genes associated with a reprogrammed immune response. We anticipate initiating a Phase II study in asthma in late 2005.
      For the year ended December 31, 2004, our net loss was $16.0 million, compared to $17.4 million in 2003 and $18.0 million in 2002. As of December 31, 2004, we had an accumulated deficit of $95.3 million. We expect to incur substantial and increasing losses as we continue the development of the lead product candidates and preclinical and research programs. If we were to receive regulatory approval for any of our product candidates, we would be required to invest significant capital to develop, or otherwise secure through collaborative relationships, commercial scale manufacturing, marketing and sales capabilities. Even if we are able to obtain approval for our product candidates, we are likely to incur increased operating losses until product sales grow sufficiently to support the organization.

      We do not have any products that generate revenue. Total revenues for the year ended December 31, 2004 were $14.8 million, compared to $0.8 million for 2003 and $1.4 million for 2002. For the fiscal year ended December 31, 2004, 93% of our revenues were derived from a collaboration agreement and the remaining revenues were earned from government grants for biodefense programs. For the fiscal year ended December 31, 2003, our revenue was derived solely from government grants. Through the fiscal year ended December 31, 2002, we generated revenue primarily through research and development collaboration agreements.
      During 2004, we completed our initial public offering of common stock, continued to advance our clinical programs, and expanded our senior management team. For the year ended December 31, 2005, excluding the potential impact of any equity offerings, business collaborations or other transactions that may be entered into, we anticipate that our operating expenses will increase in connection with our growing clinical development programs and overall organizational growth. Currently, total revenues consist primarily of revenue recognized from our development and commercialization collaboration with UCB Farchim, SA (UCB). In March 2005, we agreed to end the collaboration agreement with UCB.
Critical Accounting Policies and the Use of Estimates
      The accompanying discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, investments, impairment, the estimated useful life of assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      While our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements, we believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements.
      Revenue Recognition. In accordance with the criteria outlined in Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and Emerging Issues Task Force (EITF) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” we recognize collaboration, upfront and other revenue based on the terms specified in the agreements, generally as work is performed or approximating a straight-line basis over the period of the collaboration. Any amounts received in advance of performance are recorded as deferred revenue and amortized over the estimated term of the performance obligation. Revenue from milestones with substantive performance risk is recognized upon achievement of the milestone. All revenue recognized to date under these collaborations and milestones is nonrefundable.
      Revenues related to government grants are recognized as the related research expenses are incurred. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards. Any amounts received in advance of performance are recorded as deferred revenue until earned.
      Research and Development Expense and Related Accruals. Research and development expenditures are charged to operations as incurred. Research and development expense consists of the direct and indirect internal costs of specific functional areas, as well as fees paid to contract research organizations, research institutions, contract manufacturing organizations, and other service providers which conduct certain research and development activities on behalf of the Company.

      Preclinical and clinical studies are a significant component of research and development expense. We accrue costs related to clinical trials on a straight-line basis over the term of the service period based on our initial estimate that the work performed under the contracts occurs ratably over the periods to the expected milestone, event or total contract completion date. The estimates may or may not match the actual services performed by research institutions and contract research organizations that conduct and manage clinical trials on our behalf, as determined by patient enrollment levels and other measures of activities specified in the contract. As a result, we adjust our estimates at the end of each reporting period, if required, based on our ongoing review of the level of effort actually incurred by the organizations.
      The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under these contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations at any point in time during the contract, regardless of payment status.
      Stock-Based Compensation. Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based compensation plans. We have adopted the pro forma disclosure requirements of FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As permitted under FAS No. 123, we continue to recognize employee stock compensation under the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25 and its interpretations. We account for stock compensation to non-employees in accordance with FAS No. 123, as amended by FAS No. 148 and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”
      We record deferred stock compensation as a component of stockholders’ equity in connection with the grant of stock options to employees and non-employees. For options granted to employees, deferred stock compensation is calculated based on the difference, if any, between the estimated fair value of our common stock and the option exercise price on the date of grant. For stock options granted to non-employees, deferred stock compensation is calculated based on the fair value of the options using the Black-Scholes valuation model on the date of grant. Periodically, we re-measure the estimated fair value of unvested options granted to non-employees and adjust deferred stock compensation accordingly. Deferred stock compensation is amortized as a charge to operations using the straight-line method over the vesting option period, ranging up to 4 years. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options, for which deferred stock compensation has been recorded, are subsequently canceled.
      The estimated fair value of each option and employee purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected life of the option. The expected stock price volatility was estimated using the historical closing stock price per day since January 1, 2004, assuming that the daily stock price from January 1, 2004 through the date of our public offering in February 2004 was equal to the initial public offering price per share. Since the Company’s initial public offering in February 2004, there has been a limited history of option exercises. As a result, management determined that the most accurate assumption for the expected life of the option is four years, based on the vesting cycle. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.
      Long-lived Assets. We assess the impairment of long-lived assets, which include property and equipment as well as other assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with the provisions of FAS No. 144, “Accounting for the Impairment or

Disposal of Long-lived Assets.” Factors we consider important that could indicate the need for an impairment review include the following:

•	significant changes in the strategy for our overall business;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.
      When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we perform an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, we measure the impairment based on the difference between the asset’s carrying amount and its fair value.
Results of Operations
      The following table sets forth the results of operations for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages):

				Increase (Decrease)		Increase (Decrease)
	Years Ended December 31,			from 2004 to 2003		from 2003 to 2002

Results of Operations:	2004	2003	2002	$	%	$	%

Revenues:
Collaboration revenue	$13,782	$—	$1,427	$13,782	N/A	$(1,427)	(100)%
Grant revenue	1,030	826	—	204	25%	826	—%

Total revenues	$14,812	$826	$1,427	$13,986	1,693%	$(601)	(42)%

Operating expenses:
Research and development	$23,129	$13,786	$15,965	$9,343	68%	$(2,179)	(14)%
General and administrative	8,543	4,804	4,121	3,739	78%	683	17%

Total operating expenses	$31,672	$18,590	$20,086	$13,082	70%	$(1,496)	(7)%

Interest income, net	$889	$412	$621	$477	116%	$(209)	(34)%
Deemed dividend upon issuance of ordinary share of Dynavax Asia	$—	$633	$—	$(633)	(100)%	$633	N/A

Revenues
      Total revenues for the year ended December 31, 2004 were $14.8 million, consisting of $13.8 million from our collaborative agreement with UCB in ragweed and grass allergies, which was initiated in the first quarter of 2004, and $1.0 million from government grants. In March 2005, we agreed to end the development and commercialization collaboration agreement with UCB.
      Total revenues for the years ended December 31, 2003 and 2002 were $0.8 million and $1.4 million, respectively. Revenues for the year ended December 31, 2003 resulted entirely from NIH grants. The National Institutes of Health (NIH) awarded the Company grants totaling $8.4 million in the third quarter of 2003, to be received over as long as three and one-half years to fund research and development of certain biodefense programs. Revenues for the year ended December 31, 2002 resulted from two research and development collaboration agreements and another agreement providing a customer with an option to negotiate rights to license technology we developed. The first of these two collaborations, focused on infectious diseases, was terminated by mutual consent in September 2002 and provided revenues of $1.0 million for the year ended December 31, 2002. The second of these two collaborations, focused on the treatment and prevention of hepatitis and HIV, was terminated in November 2002 and provided revenues of $0.2 million for the year ended December 31, 2002. The agreement with a customer lapsed in April 2002 when the customer did not exercise its option and generated revenues of $0.2 million for the year ended December 31, 2002.

Research and Development
      Research and development expense consists of the costs of our preclinical experiments and clinical trials, activities related to regulatory filings, manufacturing our product candidates for our preclinical experiments and clinical trials, compensation and related benefits, allocated facility costs, supplies and depreciation of laboratory equipment. We expense our research and development costs as they are incurred.
      Research and development expenses of $23.1 million for the year ended December 31, 2004 increased by $9.3 million, or 68%, from the same period in 2003. The increase over the prior year was primarily due to $6.5 million in increased clinical trial and clinical manufacturing costs associated with our ragweed allergy and hepatitis B vaccine programs, as well as $1.1 million in increased preclinical work associated with government grants for biodefense programs. Facilities costs rose by $0.8 million as a result of increased rent and operating costs for our facility, and compensation and related benefits increased by $0.9 million due to growth in headcount from 36 employees as of December 31, 2003 to 50 employees as of December 31, 2004. Non-cash stock-based compensation expense included in research and development expenses was $1.3 million for the year ended December 31, 2004.
      Research and development expenses of $13.8 million for the year ended December 31, 2003 decreased by 14% from the $16.0 million reported for the year ended December 31, 2002. This decrease was primarily the result of fewer and less extensive clinical trials in our hepatitis B vaccine and asthma programs being conducted during the year ended December 31, 2003. Non-cash stock-based compensation expense included in research and development expense was approximately $1.3 million and $1.0 million for the year ended December 31, 2003, and 2002, respectively.
      During 2005, we anticipate that our research and development expense will increase in connection with our growing clinical development programs, including our plans to initiate a supportive Phase III AIC trial in a pediatric indication anticipated to begin in 2005, and Phase III clinical trials for our hepatitis B vaccine which we expect to initiate in 2005.

General and Administrative
      General and administrative expense consists primarily of compensation and related benefits, professional expenses, such as legal, accounting, consulting and public relations, insurance and allocated facility costs.
      General and administrative expenses of $8.5 million for the year ended December 31, 2004 increased by $3.7 million, or 78%, from the same period in 2003, reflecting higher costs of operating as a public company. The increase over the prior year includes $1.7 million in higher expenditures for legal, accounting, consulting and insurance costs, as well as $0.7 million in higher compensation, benefits and recruitment costs, primarily associated with the expansion of our management team and overall organizational growth. General and administrative headcount increased from 12 employees as of December 31, 2003 to 21 employees as of December 31, 2004. Non-cash stock-based compensation expense included in general and administrative expense was approximately $1.5 million for the year ended December 31, 2004.
      General and administrative expenses of $4.8 million for the year ended December 31, 2003 increased by 17% over the $4.1 million reported for the year ended December 31, 2002. This increase reflects higher compensation and benefits during the year ended December 31, 2003 associated with the addition of our management team and expenditures for consulting services. Non-cash stock-based compensation expense included in general and administrative expense was approximately $0.5 million and $0.9 million for the years ended December 31, 2003, and 2002, respectively.
      During 2005, we expect general and administrative expenses to increase primarily resulting from the full year impact of organizational growth that occurred in 2004.

Interest Income, Net
      Interest income, net of interest expense and amortization on marketable securities, was $0.9 million for the year ended December 31, 2004. The increase was primarily due to the interest income related to the proceeds from our initial public offering and a higher average marketable securities balances during 2004. Interest income, net was $0.4 million for the year ended December 31, 2003 compared to $0.6 million reported for the year ended December 31, 2002. The decrease was primarily due to lower average cash balances during the year ended December 31, 2003.

Deemed Dividend
      In October 2003, we completed a sale of 15,200,000 ordinary shares in our subsidiary, Dynavax Asia, to investors. The Company recorded a deemed dividend of $0.6 million on the difference between the estimated fair value of the common stock at the issuance date and the conversion price of the ordinary shares.
Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued FAS No. 123R (revised 2004), “Share-Based Payment,” that requires all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values. Pro forma disclosure is no longer an alternative. FAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Under FAS No. 123R, share-based payments result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Public companies are allowed to select from three alternative transition methods–each having different reporting implications. FAS No. 123R is effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payments as of the adoption date. Although we have elected to follow the intrinsic value method prescribed by APB No. 25 through the year ended December 31, 2004, we will adopt FAS No. 123R in 2005. The adoption of FAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because we are in the process of reevaluating our methodology used to determine fair value, including consideration of an option-pricing model and related assumptions. In addition, the impact of adoption will depend on levels of share-based payments granted in the future. However, we believe that had we adopted FAS No. 123R in prior periods using the Black-Scholes model, the impact of that standard could have approximated the impact as described in the disclosure of pro forma net loss and net loss per share in Note 1 to the Consolidated Financial Statements.
Liquidity and Capital Resources
      We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $144.8 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. We completed an initial public offering in February 2004, raising net proceeds of approximately $46.5 million from the sale of 6,900,000 shares of common stock. As of December 31, 2004, we had approximately $65.8 million in cash, cash equivalents and marketable securities. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
      Cash used in operating activities of $7.3 million during the year ended December 31, 2004 declined from the $14.4 million used during the year ended December 31, 2003. The decrease from the prior year of $7.1 million was due primarily to an $8.0 million upfront payment made to us by UCB and a narrower net loss from operations, partially offset by an increase in working capital. Cash used in operating activities during the year ended December 31, 2003 increased by $0.4 million over 2002, due primarily to an increase in working capital, partially offset by a decrease in net loss.
      Cash used in investing activities of $46.0 million during the year ended December 31, 2004 consisted primarily of net purchases of investments of $44.1 million in addition to purchases of property and equipment of $1.9 million. Cash provided by investing activities of $17.8 million during the year ended December 31, 2003, consisted primarily of maturities and net sales of investments of $18.0 million. Cash used in investing activities of $17.6 million during the year ended December 31, 2002 primarily included net purchases of investments of $17.1 million.
      Our financing activities provided cash of $46.4 million during the year ended December 31, 2004, primarily from the issuance of 6,900,000 shares of common stock in our initial public offering in February 2004. Cash provided by financing activities of $14.9 million during the year ended December 31, 2003 consisted primarily of $14.7 million in net proceeds from the issuance of ordinary shares in Dynavax Asia Pte. Ltd., which became a wholly owned subsidiary upon the closing of our initial public offering in February 2004. Cash provided by financing activities of $32.4 million during the year ended December 31, 2002 included $32.4 million in net proceeds from the issuance of preferred stock.
      Excluding the potential impact of any equity offerings, business collaborations or other transactions that may be entered into, we expect our cash, cash equivalents and marketable securities to decline by December 31, 2005, primarily due to cash used for operations.
      The following summarizes our significant contractual obligations as of December 31, 2004, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period

		Less than			After
Contractual Obligations:	Total	1 Year	1-3 Years	4-5 Years	5 Years

Future minimum payments under our operating lease	$8,123	$1,649	$3,447	$3,027	$—

Total	$8,123	$1,649	$3,447	$3,027	$—

      The Company leases its facility under an operating lease that expires in September 2014. The lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014. We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to us of $104,656 in 2004 and $339,990 annually thereafter through 2007. This sublease agreement includes an option for early termination in August 2006 but otherwise extends automatically until August 2007.
      The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.
      During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2004 and is collateralized by a certificate of deposit which has been included in restricted cash in the Consolidated Balance Sheets as of December 31, 2004. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
      We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of December 31, 2004, under the terms of an agreement with a contract research organization, we are obligated to make future payments as services are provided up to $3.0 million in 2005.

      In February 2004, we entered into an agreement with UCB in which we licensed the technology, know-how, and preclinical and clinical data related to our AIC and grass allergy programs to UCB on an exclusive, worldwide basis. According to terms of the agreement, we received an upfront payment of $8.0 million. In March 2005, we agreed to end our development and commercialization collaboration with UCB. Under the terms of the agreement, UCB will return all rights to the allergy program to Dynavax and the current ongoing Phase II/ III clinical trial of our AIC immunotherapy for ragweed allergy will be completed as planned. Dynavax will assume financial responsibility for all further clinical, regulatory, manufacturing and commercial activities related to AIC and for preclinical development programs in grass and in peanut allergy. The agreement also provides for the partial reimbursement of certain patent interference fees and expenses, subject to a maximum amount. In 2004, the reimbursement amount was negligible.
      Under the terms of the exclusive license agreements with the Regents of the University of California, we are obligated to pay milestones and royalties on net sales of products originating from the licensed technologies. As partial consideration for the technology licenses, during 2004 we paid one-time charges of $0.4 million upon the closing of the Company’s initial public offering and $0.2 million related to the upfront payment from UCB. No other milestones were achieved as of December 31, 2004.
      Under the development collaboration agreement with BioSeek, Inc., we will make various payments for the achievement of a milestone and based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. As of December 31, 2004, we recorded an accrual of $0.3 million associated with the achievement of the contractual milestone.
      Under the terms of an agreement with Berna Biotech, we agreed to make certain commercialization and sales milestone payments to Berna regarding the Company’s hepatitis B vaccine. None of these milestones were achieved as of December 31, 2004.
      We believe our existing capital resources will be adequate to satisfy our capital needs for at least the next twelve months. Because of the significant time it will take for any of our product candidates to complete the clinical trials process, be approved by regulatory authorities and successfully commercialized, we may require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.
      Additional financing may not be available on acceptable terms, if at all. Capital may become difficult or impossible to obtain due to poor market or other conditions that are outside of our control. If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, we may be required to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose or may adversely affect our ability to operate as a going concern.
Risk Factors
      Various discussions in this Annual Report on Form 10-K contain forward-looking statements concerning our future products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

We have incurred substantial losses since inception and do not have any commercial products that generate revenue.
      We have experienced significant operating losses in each year since our inception in August 1996. Currently, our revenue results from a collaboration agreement and government grants for biodefense programs. The collaboration agreement is subject to termination under specified circumstances. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in 2006 at the latest. Our accumulated deficit was $95.3 million as of December 31, 2004, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts.
      We do not have any products that generate revenue. In 2004, we began Phase II/ III trials for AIC, an immunotherapy for ragweed allergy, and Phase II/ III trials for our hepatitis B vaccine. Our product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate product revenue depends upon:

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
      We believe our existing capital resources will be adequate to satisfy our capital needs for at least the next twelve months. We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. Because of the significant time and resources it will take to develop our product candidates, potentially commercialize them and generate revenues, we may require substantial additional capital resources in order to continue our operations, and any such funding may not cover our costs of operations. We may also need to secure more funding than currently anticipated because we may change our product development plans or clinical programs.
      We may be unable to obtain additional capital from financing sources or from agreements with collaborators on acceptable terms, or at all. If at any time sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate some or all of our research, preclinical or clinical programs or discontinue our operations.

All of our product candidates are unproven, and our success depends on our product candidates being approved through uncertain and time-consuming regulatory processes. Failure to prove our products safe and effective in clinical trials and obtain regulatory approvals could require us to discontinue operations.
      None of our product candidates has been proven safe and effective in clinical trials or approved for sale in the U.S. or any foreign market. Any product candidate we develop is subject to extensive regulation by Federal, state and local governmental authorities in the U.S., including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approval for AIC, our ragweed allergy product candidate, and our hepatitis B vaccine product candidate. We intend to commercialize our hepatitis B vaccine initially outside the U.S., which will require us to seek approval from foreign regulatory agencies. Approval processes in the U.S. and in other countries are uncertain, take many years and require the expenditure of substantial resources. Product development failure can occur at any stage of clinical trials and as a result of many factors, many of which are not under our control.
      Currently, only three of our product candidates have advanced to Phase II clinical trials: AIC, our hepatitis B vaccine and our inhaled therapeutic for treatment of asthma. We have only limited clinical data for these product candidates, some of which may not be supportive of ultimate regulatory approval. We will need to demonstrate in Phase III clinical trials that each product candidate is safe and effective before we can obtain necessary approvals from the FDA and foreign regulatory agencies. We initiated a two-year, multi-site Phase II/ III trial in the first quarter of 2004 in the U.S. for AIC. Pending the outcome of discussions with the FDA in 2005 and the results of the Phase II/III study, we plan to initiate a pivotal Phase III clinical program in early 2006. We also anticipate initiating Phase III trials for our hepatitis B vaccine in Canada, Europe and Asia in 2005. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval in their jurisdictions.
      Many new drug candidates, including many drug candidates that have completed Phase III clinical trials, have shown promising results in early clinical trials and subsequently failed to establish sufficient safety and efficacy to obtain regulatory approval. Despite the time and money expended, regulatory approvals are never guaranteed. Failure to complete clinical trials and prove that our products are safe and effective would have a material adverse effect on our ability to eventually generate revenues and could require us to reduce the scope of or discontinue our operations.

Our clinical trials may be suspended, delayed or terminated at any time. Even short delays in the commencement and progress of our trials may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.
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
      Suspension, termination or unanticipated delays of our clinical trials for AIC, hepatitis B, or asthma may:

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
      Failure to comply with regulatory requirements could prevent or delay marketing approval or require the expenditure of money or other resources to correct. Failure to comply with applicable requirements may also result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution, any of which could be harmful to our ability to generate revenues and our stock price.

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
      We will have to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates. We also intend to enter into collaborative relationships to provide funding to support our research and development programs. We have established a collaborative relationship with Berna Biotech for our hepatitis B vaccine and hepatitis B therapeutic product candidates. Our collaboration agreement with UCB for AIC and grass allergy immunotherapy ended in March 2005. The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, even if we do establish collaborative relationships, our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of funding.

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
      In particular, we have relied on a single supplier to produce our ISS for clinical trials. ISS is a critical component of both of our AIC and hepatitis B vaccine product candidates. To date, we have manufactured only small quantities of ISS ourselves for research purposes. If we were unable to maintain or replace our existing source for ISS, we would have to establish an in-house ISS manufacturing capability, incurring increased capital and operating costs and potential delays in commercializing our product candidates. We or other third parties may not be able to produce ISS at a cost, quantity and quality that are available from our current third-party supplier.
      In addition, we do not currently have a contract manufacturer for AIC or enough AIC to supply ongoing clinical and, potentially, commercial needs. We believe that our existing supplies of AIC are sufficient for us to conduct our currently planned Phase III clinical trial in a pediatric indication. We intend to qualify and enter into manufacturing agreements with one or more new commercial-scale contract manufacturers to produce additional supplies of AIC as required for completion of clinical trials and commercialization. If we are unable to complete such agreements, we would have to establish an internal commercial scale manufacturing capability for AIC, incurring increased capital and operating costs, delays in the commercial development of AIC and higher manufacturing costs than we have experienced to date.

We have or intend to contract with one or more third parties to conduct our Phase II/ III clinical trials for AIC and Phase II/ III trials for our hepatitis B vaccine. If these third parties do not carry out their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize AIC or our hepatitis B vaccine.
      We are unable to independently conduct our planned clinical trials for AIC or our hepatitis B vaccine, and we have or intend to contract with third party contract research organizations to manage and conduct these trials. If these third parties do not carry out their contractual duties or obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to failure to adhere to our clinical protocols or for other reasons, our planned clinical trials may be extended, delayed or terminated. Any extension, delay or termination of our trials would delay our ability to commercialize AIC or our hepatitis B vaccine and generate revenues.

If any products we develop are not accepted by the market or if regulatory agencies limit our labeling indications or marketing claims, we may be unable to generate significant revenues, if any.
      We do not anticipate that any of our product candidates will be commercially available until 2007 at the earliest, if at all. Furthermore, even if we obtain regulatory approval for our product candidates and are able to successfully commercialize them, our product candidates may not gain market acceptance among physicians, patients, health care payors and the medical community. The FDA or other regulatory agencies could limit the labeling indication for which our product candidates may be marketed or could otherwise constrain our marketing claims, reducing our or our collaborators’ ability to market the benefits of our products to particular patient populations. If we are unable to successfully market any approved product candidates, or are limited in our marketing efforts by regulatory limits on labeling indications or marketing claims, our ability to generate revenues could be significantly impaired.
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
      In both domestic and foreign markets, our ability to generate revenues from the sales of any approved product candidates in excess of the costs of producing the product candidates will depend in part on the availability of reimbursement from third party payors. Existing laws affecting the pricing and coverage of pharmaceuticals and other medical products by government programs and other third party payors may change before any of our product candidates are approved for marketing. In addition, third party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty therefore exists as to coverage and reimbursement levels for newly approved health care products, including pharmaceuticals. Because we intend to offer products, if approved, that involve new technologies and new approaches to treating disease, the willingness of third party payors to reimburse for our products is particularly uncertain. We will have to charge a price for our products that is sufficiently high to enable us to recover the considerable capital resources we have spent and will continue to spend on product development. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investment in product development. If it becomes apparent, due to changes in coverage or pricing of pharmaceuticals in our market or a lack of reimbursement, that it will be difficult, if not impossible, for us to generate revenues in excess of costs, we will need to alter our business strategy significantly. This could result in significant unanticipated costs, harm our future prospects and reduce our stock price.

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors despite these disadvantages we may be unable to generate revenues and our business will be harmed.
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
      AIC, if approved, will compete directly with conventional allergy shots and indirectly with antihistamines, corticosteroids and anti-leukotriene agents, which manage seasonal allergy symptoms, including those produced by GlaxoSmithKline Plc, Merck & Co., Inc. and AstraZeneca Plc. Since our AIC ragweed allergy treatment would require a series of injections, we expect that some of the patients that currently take oral or inhaled pharmaceutical products to treat their allergies would not consider our product.

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
      We plan to introduce our hepatitis B vaccine in various markets outside the U.S. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial burdens on our resources and divert management’s attention from domestic operations. We may also conduct operations in other foreign jurisdictions.
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
      If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our hepatitis B vaccine and therapeutic product candidates, as well as other product candidates that we may choose to commercialize internationally, which would impair our ability to generate revenues.

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
      We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We cannot be certain that we will be able to protect our trade secrets adequately. Any leak of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets. If we are unable to adequately obtain or enforce proprietary rights we may be unable to commercialize our products, enter into collaborations, generate revenues or maintain any advantage we may have with respect to existing or potential competitors.

If third parties successfully assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent development of our product candidates.
      We may be exposed to future litigation by third parties based on claims that our product candidates, proprietary technologies or the licenses on which we rely, infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. If we become involved in any litigation, interference or other administrative proceedings related to our intellectual property or the intellectual property of others, we will incur substantial expenses and it will divert the efforts of our technical and management personnel. Others may succeed in challenging the validity of our issued and pending claims. If we are unsuccessful in defending or prosecuting any such claim we could be required to pay substantial damages and we may be unable to commercialize our product candidates or use these proprietary technologies unless we obtain a license from the third party. A license may require us to pay substantial royalties, require us to grant a cross-license to our technology or may not be available to us on acceptable terms. In addition, we may be required to redesign our technology so it does not infringe a third party’s patents, which may not be possible or could require substantial funds and time. Any of these outcomes may require us to change our business strategy and could reduce the value of our business.
      In particular, one of our potential competitors, Coley Pharmaceutical Group, or Coley, has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, that, if held to be valid, could require us to obtain a license in order to commercialize one or more of our formulations of ISS in the U.S., including AIC. In December 2003 the United States Patent and Trademark Office declared an interference to resolve first-to-invent disputes between a patent application filed by the Regents of the University of California, which is exclusively licensed to us, and an issued U.S. patent owned by Coley relating to immunostimulatory DNA sequences. The declaration of interference names the Regents of the University of California as senior party, indicating that a patent application filed by the Regents of the University of California and licensed to us was filed prior to a patent application owned by Coley that led to an issued U.S. patent. The interference provides the first forum to challenge the validity and priority of certain of Coley’s patents. If successful, the interference action would establish our founders as the inventors of the inventions in dispute. On March 10, 2005, the U.S. Patent and Trademark Office issued a decision in the interference which did not address the merits of the case, but dismissed it on a legal technicality related to the timing of Dynavax’s filing of its claims and request for interference. Dynavax has appealed this non-final decision. If we do not prevail in the interference proceeding, we may not be able to obtain patent protection on the subject matter of the interference, which would have a material adverse impact on our business. In addition, if Coley prevails in the interference, it may seek to enforce its rights under issued claims, including, for example, by suing us for patent infringement. Consequently, we may need to obtain a license to issued and/or pending claims held by Coley by paying cash, granting royalties on sales of our products or offering rights to our own proprietary technologies. Such a license may not be available to us on acceptable terms, if at all.

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
      The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock may be subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•	progress or results of any of our clinical trials, in particular any announcements regarding the progress or results of our planned Phase III trials for AIC and our hepatitis B vaccine;

•	progress of regulatory approval of our product candidates, in particular AIC and our hepatitis B vaccine, and compliance with ongoing regulatory requirements;

•	our ability to establish collaborations for the development and commercialization of our product candidates;

•	market acceptance of our product candidates;

•	our ability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	our ability to form strategic partnerships or joint ventures;

•	maintenance of our existing licensing agreements with the Regents of the University of California;

•	changes in government regulations;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	degree of trading liquidity in our common stock.
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

If the ownership of our common stock continues to be highly concentrated, it may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.
      Our executive officers, directors and their affiliates beneficially owned or controlled approximately 41% of our outstanding common stock as of February  28, 2005. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are currently reviewing and testing our material internal control systems, processes and procedures in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
      Sarbanes-Oxley Section 404 requires us to review and test our material internal control systems, processes and procedures to ensure compliance. There can be no assurance that our review and testing of material internal control systems, processes and procedures will not result in the identification of significant control deficiencies or result in an adverse opinion from our independent auditors.

ITEM 7A.	MARKET RISK DISCLOSURE INFORMATION

Quantitative and Qualitative Disclosure About Market Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.
      Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.
      Foreign Currency Risk. We have no significant investments outside the U.S. and do not have transactional foreign currency risk because nearly all of our business is transacted in U.S. dollars. As a result, we have little to no exposure to foreign exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders
Dynavax Technologies Corporation
We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynavax Technologies Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Palo Alto, California
February 4, 2005 except for the second paragraph of Note 7
as to which the date is March 18, 2005

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$16,590	$23,468
Marketable securities	49,254	5,629
Restricted cash	408	—
Accounts receivable	3,131	220
Prepaid expenses and other current assets	1,396	1,422

Total current assets	70,779	30,739
Property and equipment, net	2,465	828
Other assets	402	18

Total assets	$73,646	$31,585

Liabilities, minority interest, convertible preferred stock, and stockholders’ equity (net capital deficiency)
Current liabilities:
Accounts payable	$1,391	$1,410
Accrued liabilities	4,371	2,989
Deferred revenues	1,000	—

Total current liabilities	6,762	4,399
Deferred revenues, noncurrent	6,750	750
Other long-term liabilities	258	—
Minority interest in Dynavax Asia	—	14,733
Convertible preferred stock: $0.001 par value; no shares authorized at December 31, 2004 and 61,767 shares authorized at December 31, 2003; no shares outstanding at December 31, 2004 and 39,514 shares issued and outstanding at December 31, 2003	—	83,635
Commitments and contingencies (Note 6)
Stockholders’ equity (net capital deficiency):
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock: $0.001 par value; 100,000 and 28,333 shares authorized at December 31, 2004 and 2003, respectively; 24,627 and 1,884 shares issued and outstanding at December 31, 2004 and 2003, respectively	25	2
Additional paid-in capital	159,074	12,762
Deferred stock compensation	(3,366)	(4,677)
Notes receivable from stockholders	(419)	(654)
Accumulated other comprehensive loss	(102)	—
Accumulated deficit	(95,336)	(79,365)

Total stockholders’ equity (net capital deficiency)	59,876	(71,932)

Total liabilities, minority interest, convertible preferred stock, and stockholders’ equity (net capital deficiency)	$73,646	$31,585

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Revenues:
Collaboration revenue	$13,782	$—	$1,427
Grant revenue	1,030	826	—

Total revenues	14,812	826	1,427
Operating expenses:
Research and development	23,129	13,786	15,965
General and administrative	8,543	4,804	4,121

Total operating expenses	31,672	18,590	20,086

Loss from operations	(16,860)	(17,764)	(18,659)
Interest income, net	889	412	621

Net loss	(15,971)	(17,352)	(18,038)
Deemed dividend upon issuance of ordinary shares of Dynavax Asia	—	(633)	—

Net loss attributable to common stockholders	$(15,971)	$(17,985)	$(18,038)

Basic and diluted net loss per share attributable to common stockholders	$(0.75)	$(10.04)	$(10.65)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	21,187	1,791	1,694

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
(In thousands, except per share amounts)

	Convertible
	Preferred Stock		Common Stock					Accumulated		Stockholders’
					Additional		Notes Receivable	Other		Equity (Net
				Par	Paid-In	Deferred Stock	From	Comprehensive	Accumulated	Capital
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income	Deficit	Deficiency)

Balances at December 31, 2001	22,632	$51,278	1,902	$2	$9,811	$(5,267)	$(804)	$17	$(43,975)	$(40,216)
Issuance of Series D convertible preferred stock at $2.06, net of cash issuance costs of $2,420 and non-cash issuance costs of $322	16,882	32,357	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options at $0.30 to $12.00 per share for cash	—	—	4	—	3	—	—	—	—	3
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	(46)	—	—	(46)
Repayment of notes receivable from stockholders	—	—	—	—	—	—	136	—	—	136
Common stock repurchased	—	—	(57)	—	(65)	—	—	—	—	(65)
Deferred stock compensation	—	—	—	—	(1,326)	1,326	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,821	—	—	—	1,821
Comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	—	—	(18,038)	(18,038)

Comprehensive loss										(18,004)

Balances at December 31, 2002	39,514	$83,635	1,849	$2	$8,423	$(2,120)	$(714)	$51	$(62,013)	$(56,371)
Issuance of common stock upon exercise of options at $0.50 to $3.00 per share for cash	—	—	55	—	73	—	—	—	—	73
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	(40)	—	—	(40)
Repayment of notes receivable from stockholders	—	—	—	—	—	—	100	—	—	100
Common stock repurchased	—	—	(20)	—	(43)	—	—	—	—	(43)
Deferred stock compensation	—	—	—	—	4,309	(4,309)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,752	—	—	—	1,752
Deemed dividend upon issuance of ordinary shares of Dynavax Asia	—	—	—	—	633	—	—	—	—	—
	—	—	—	—	(633)	—	—	—	—	—
Comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	—	—	—	—	(17,352)	(17,352)

Comprehensive loss										(17,403)

Balances at December 31, 2003 (carried forward)	39,514	$83,635	1,884	$2	$12,762	$(4,677)	$(654)	$—	$(79,365)	$(71,932)

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY) (CONTINUED)
(In thousands, except per share amounts)

	Convertible
	Preferred Stock		Common Stock					Accumulated		Stockholders’
					Additional		Notes Receivable	Other		Equity (Net
				Par	Paid-In	Deferred Stock	From	Comprehensive	Accumulated	Capital
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income	Deficit	Deficiency)

Balances at December 31, 2003 (brought forward)	39,514	$83,635	1,884	$2	$12,762	$(4,677)	$(654)	$—	$(79,365)	$(71,932)
Issuance of common stock upon initial public offering	—	—	6,900	7	46,448	—	—	—	—	46,455
Conversion of preferred stock upon initial public offering	(39,514)	(83,635)	13,712	14	83,621	—	—	—	—	83,635
Conversion of ordinary shares in Dynavax Asia upon initial public offering	—	—	2,111	2	14,731	—	—	—	—	14,733
Exercise of stock options	—	—	7	—	16	—	—	—	—	16
Issuance of common stock under Employee Stock Purchase Plan	—	—	13	—	70	—	—	—	—	70
Interest accrued on notes receivable from stockholders	—	—	—	—	—	—	(37)	—	—	(37)
Repayment of notes receivable from stockholders	—	—	—	—	—	—	272	—	—	272
Deferred stock compensation	—	—	—	—	1,426	(1,426)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,737	—	—	—	2,737
Comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	—	—	—	—	(15,971)	(15,971)

Comprehensive loss										(16,073)

Balances at December 31, 2004	—	$—	24,627	$25	$159,074	$(3,366)	$(419)	$(102)	$(95,336)	$59,876

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Operating activities
Net loss	$(15,971)	$(17,352)	$(18,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	536	576	678
Loss on disposal of property and equipment	18	34	1
Accretion and amortization on marketable securities	361	581	329
Interest accrued on notes receivable from stockholders	(37)	(40)	(46)
Amortization of stock-based compensation expense	2,737	1,752	1,821
Changes in operating assets and liabilities:
Accounts receivable	(2,911)	(220)	1,402
Prepaid expenses and other current assets	26	(705)	(323)
Other assets	(384)	33	3
Accounts payable	(19)	14	951
Accrued liabilities	1,312	921	(438)
Deferred revenues	7,000	—	(339)

Net cash used in operating activities	(7,332)	(14,406)	(13,999)

Investing activities
Purchases of marketable securities	(49,637)	(7,022)	(28,754)
Maturities and sales of marketable securities	5,549	25,000	11,630
Purchases of property and equipment	(1,863)	(138)	(469)

Net cash (used in) provided by investing activities	(45,951)	17,840	(17,593)

Financing activities
Proceeds from issuance of ordinary shares in Dynavax Asia, net of issuance costs	—	14,733	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	32,357
Proceeds from issuance of common stock, net of issuance costs	46,455	73	3
Exercise of stock options	16	—	—
Proceeds from employee stock purchase plan	70	—	—
Repurchase of common stock	—	(43)	(65)
Repayment of notes receivable from stockholders	272	100	136
Restricted cash	(408)	—	—
Repayments of equipment financing	—	—	(15)

Net cash provided by financing activities	46,405	14,863	32,416

Net (decrease) increase in cash and cash equivalents	(6,878)	18,297	824
Cash and cash equivalents at beginning of year	23,468	5,171	4,347

Cash and cash equivalents at end of year	$16,590	$23,468	$5,171

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Supplemental disclosure of non-cash investing and financing activities
Lease incentive	$350	$—	$—

Net unrealized (loss) gain on marketable securities	$(102)	$(51)	$34

Conversion of preferred stock upon initial public offering	$83,635	$—	$—

Conversion of ordinary shares in Dynavax Asia upon initial public offering	$14,733	$—	$—

Repurchase of common stock for notes receivable	$—	$43	$65

Interest accrued on notes receivable	$37	$40	$46

Deemed dividend upon issuance of ordinary shares of Dynavax Asia	$—	$633	$—

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      Dynavax Technologies Corporation (“Dynavax”, the “Company”, “we” or “us”) is a biopharmaceutical company that discovers, develops, and intends to commercialize innovative products to treat and prevent allergies, infectious diseases, and chronic inflammatory diseases. The Company was originally incorporated in California on August 29, 1996 and reincorporated in Delaware on March 26, 2001.
      In February 2004, the Company sold a total of 6,900,000 shares of its common stock, after adjusting for a one-for-three reverse stock split, in an underwritten initial public offering, raising net proceeds of approximately $46.5 million. The effect of the reverse stock split is reflected in the Consolidated Financial Statements for all periods presented. As a result of the initial public offering, all outstanding shares of Preferred Stock converted to 13,712,128 shares of common stock.
Subsidiaries
      In October 2003, the Company formed Dynavax Asia Pte. Ltd. (Dynavax Asia), a 100% owned subsidiary in Singapore which focuses on the Company’s clinical and preclinical hepatitis B programs. In October 2003, the Company completed a sale of 15,200,000 ordinary shares in Dynavax Asia, which reduced the Company’s ownership in Dynavax Asia from 100% to 50%. The sale raised net proceeds of $14.7 million, which were recorded as a minority interest liability in the Consolidated Financial Statements as of December 31, 2003. In addition, the Company recorded a deemed dividend of $0.6 million for the year ended December 31, 2003 on the difference between the estimated fair value of the common stock at the issuance date and the conversion price of the ordinary shares. In connection with the February 2004 initial public offering, the ordinary shares in Dynavax Asia were converted to 2,111,111 shares of common stock and Dynavax Asia became a wholly owned subsidiary.
      In December 2004, the Company formed Ryden Therapeutics KK (Ryden), a 100% owned Japan subsidiary, to explore development, commercialization and financing options for ISS-based immunotherapies for cedar tree allergy in Japan.

2.	Summary of Significant Accounting Policies
Basis of Presentation
      The Consolidated Financial Statements include the accounts of Dynavax, Dynavax Asia and Ryden. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, the development of biopharmaceutical products.
      Certain reclassifications of prior year amounts related to deferred revenue (current and long-term), research and development, and general and administrative expenses have been made to conform with the current year presentation. These reclassifications did not have a material impact on our financial position or results of operations.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from these estimates.
Foreign Currency
      The Company considers the local currency to be the functional currency for our international subsidiaries. Accordingly, assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the year. Currency translation adjustments are charged or credited to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses resulting from currency transactions are included in the Consolidated Statements of Operations. To date, virtually all operations of Dynavax Asia and Ryden are conducted in the U.S. and, as such, no foreign currency translation adjustments or transaction gains or losses have been recorded as of December 31, 2004.
Cash Equivalents and Marketable Securities
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
      Management determines the appropriate classification of marketable securities at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations, and accordingly, has classified all investments as short-term although the stated maturity may be one year or more beyond the current balance sheet date. In accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method.
Fair Value of Financial Instruments
      Carrying amounts of certain of our financial instruments, including cash and cash equivalents, marketable securities, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.
Concentration of Credit Risk and Other Risks and Uncertainties
      Financial instruments that are subject to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and marketable securities. The Company’s policy is to invest its cash in institutional money market funds and marketable securities of U.S. government and corporate issuers with high credit quality in order to limit the amount of credit exposure. We have not experienced any losses on our cash and cash equivalents and marketable securities.
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

	Revenues			Accounts Receivable

	Years Ended December 31,			December 31,
Significant
Customers	2004	2003	2002	2004	2003

A	—	—	69%	—	—
B	—	—	13%	—	—
C	—	—	18%	—	—
D	7%	100%	—	13%	100%
E	93%	—	—	87%	—
      For the fiscal year ended December 31, 2004, the majority of our revenues and accounts receivable were derived from a collaboration agreement with UCB Farchim, SA (UCB) which ended in March 2005. The Company expects to collect all receivables due from UCB that remained outstanding at December 31, 2004.

      The Company’s future products will require approval from the U.S. Food and Drug Administration and foreign regulatory agencies before commercial sales can commence. There can be no assurance that the Company’s products will receive any of these required approvals. The denial or delay of such approvals would have a material adverse impact on the Company’s consolidated financial position and results of operations.
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
Property and Equipment
      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets: three years for computer equipment and furniture, and five years for laboratory equipment. Leasehold improvements are amortized using the straight-line method over the remaining life of the initial lease term or the estimated useful lives of the assets, typically five years, whichever is shorter. Repair and maintenance costs are charged to expense as incurred.
Long-lived Assets
      The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that the carrying value may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amounts to the future net undiscounted cash flows the assets are expected to generate. If these assets are considered impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceed the projected discounted future net cash flows associated with the assets. None of these events or circumstances has occurred with respect to the Company’s long-lived assets, which consist mainly lab equipment.
Revenue Recognition
      We recognize collaboration, upfront and other revenue based on the terms specified in the agreements, generally as work is performed or approximating a straight-line basis over the period of the collaboration. Any amounts received in advance of performance are recorded as deferred revenue and amortized over the estimated term of the performance obligation. Revenue from milestones with substantive performance risk is recognized upon achievement of the milestone. All revenue recognized to date under these collaborations and milestones is nonrefundable.
      Revenues related to government grants are recognized as the related research expenses are incurred. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards. Any amounts received in advance of performance are recorded as deferred revenue until earned.
Research and Development Expense and Related Accruals
      Research and development expenditures are charged to operations as incurred. Research and development expense consists of direct and indirect internal costs related to specific functional areas and projects, as well as fees paid to contract research organizations, research institutions, contract manufacturing organizations, and other service providers which conduct certain research and development activities on behalf of the Company.

      Preclinical and clinical studies are a significant component of research and development expense. We accrue costs related to clinical trials on a straight-line basis over the term of the service period based on our initial estimate that the work performed under the contracts occurs ratably over the periods to the expected milestone, event or total contract completion date. The estimates may or may not match the actual services performed by research institutions and contract research organizations that conduct and manage clinical trials on our behalf, as determined by patient enrollment levels and other measures of activities specified in the contract. As a result, we adjust our estimates at the end of each reporting period, if required, based on our ongoing review of the level of effort actually incurred by the organizations.
      The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under these contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations at any point in time during the contract, regardless of payment status.
Stock-Based Compensation
      The Company has adopted the pro forma disclosure requirements of FAS No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As permitted under FAS No. 123, we continue to recognize employee stock compensation under the intrinsic value method of accounting as prescribed by APB No. 25 and its interpretations. Under APB No. 25, compensation expense is based on the difference, if any, between the estimated fair value of our common stock and the option exercise price on the date of grant.
      The following table illustrates the pro forma effect on our net loss and net loss per share as if we had applied the fair value recognition provisions of FAS No. 123 to employee stock compensation (in thousands, except per share amounts):

	Years ended December 31,

	2004	2003	2002

Net loss attributable to common stockholders, as reported	$(15,971)	$(17,985)	$(18,038)
Add: Stock-based employee compensation expense included in net loss	2,170	1,752	1,821
Less: Stock-based employee compensation expense determined under the fair value based method	(2,816)	(1,996)	(2,013)

Net loss attributable to common stockholders, pro forma	$(16,617)	$(18,229)	$(18,230)

Net loss per share attributable to common stockholders:
Basic and diluted, as reported	$(0.75)	$(10.04)	$(10.65)

Basic and diluted, pro forma	$(0.78)	$(10.18)	$(10.76)

      Such pro forma disclosure may not be representative of future stock-based compensation expense because such options vest over several years and additional grants may be made each year.
      The estimated fair value of each option and employee purchase right is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions:

				Employee Stock
	Employee Stock Options			Purchase Plan

	2004	2003	2002	2004

Weighted-average fair value	$5.04	$6.68	$1.32	$7.50
Risk-free interest rate	2.3% to 3.5%	2.4% to 2.9%	2.4% to 3.5%	2.0%
Expected life (in years)	4	4	4	0.5
Volatility	0.7	1.0	0.7	0.7

Comprehensive Loss
      Comprehensive loss is comprised of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. The Company includes unrealized holding gains and losses on marketable securities in accumulated other comprehensive loss.
Income Taxes
      We account for income taxes using the asset and liability method under FAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have provided a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis. Currently, there is no provision for income taxes as the Company has incurred losses to date.
Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued FAS No. 123R (revised 2004), “Share-Based Payment,” that requires all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values. Pro forma disclosure is no longer an alternative. FAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Under FAS No. 123R, share-based payments result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Public companies are allowed to select from three alternative transition methods–each having different reporting implications. FAS No. 123R is effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payments as of the adoption date. Although we have elected to follow the intrinsic value method prescribed by APB No. 25 through the year ended December 31, 2004, we will adopt FAS No. 123R in 2005. The adoption of FAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because we are in the process of reevaluating our methodology used to determine fair value, including consideration of an option-pricing model and related assumptions. In addition, the impact of adoption will depend on levels of share-based payments granted in the future. However, we believe that had we adopted FAS No. 123R in prior periods using the Black-Scholes model, the impact of that standard could have approximated the impact as described in the disclosure of pro forma net loss and net loss per share in Note 1 to the Consolidated Financial Statements.

3.	Marketable Securities
      The following is a summary of available-for-sale securities as of December 31, 2004 and 2003 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2004:
U.S. Treasury notes and other U.S. government agency securities	$3,489	$1	$(1)	$3,489
Certificates of deposit and money market funds	999	—	—	999
Corporate debt securities	44,868	2	(104)	44,766

Total	$49,356	$3	$(105)	$49,254

December 31, 2003:
Corporate debt securities	$5,629	$1	$(1)	$5,629

Total	$5,629	$1	$(1)	$5,629

      There were no realized gains from sales of marketable securities for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, all of our investments are classified as short-term, as we have classified our investments as available-for-sale and may not hold our investments until maturity. As of December 31, 2004, our marketable securities had the following maturities (in thousands):

Maturities in:	Amortized Cost	Estimated Fair Value

2005	$45,015	$44,931
2006	4,341	4,323

Total	$49,356	$49,254

4.	Property and Equipment
      Property and equipment consist of the following (in thousands):

	December 31,

	2004	2003

Laboratory equipment	$2,327	$1,937
Computer and equipment	661	582
Furniture and fixtures	737	370
Leasehold improvements	1,220	298

	4,945	3,187
Less accumulated depreciation and amortization	(2,480)	(2,359)

	$2,465	$828

      Depreciation and amortization expense on property and equipment was $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

5.	Current Accrued Liabilities
      Current accrued liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Payroll and related expenses	$1,093	$761
Legal expenses	422	323
Third party scientific research expense	1,607	1,587
Other accrued liabilities	1,249	318

	$4,371	$2,989

6.	Commitments and Contingencies
      The Company leases its facility under an operating lease that expires in September 2014. The lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014.
      Our facility lease agreement provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our lease agreement provides a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet as of December 31, 2004. The lease incentive will be amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to this operating lease for the years ended December 31, 2004, 2003 and 2002, was $1.4 million, $0.6 million and $0.6 million, respectively. Deferred rent was $0.1 million as of December 31, 2004.
      We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to the Company of $104,656 in 2004 and $339,990 annually thereafter through 2007. This sublease agreement includes an option for early termination in August 2006 but otherwise extends automatically until August 2007.
      Future minimum payments under the non-cancelable portion of our operating lease at December 31, 2004, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2005	$1,649
2006	1,698
2007	1,749
2008	1,802
2009	1,225

$8,123

      During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2004 and is collateralized by a certificate of deposit which has been included in restricted cash in the Consolidated Balance Sheets as of December 31, 2004. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

      We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of December 31, 2004, under the terms of an agreement with a contract research organization, we are obligated to make future payments as services are provided up to $3.0 million in 2005.
      The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officers or directors are or were serving at the Company’s request in such capacity. The term of the indemnification period is for each officer or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.
      The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

7.	Collaborative Research, Development, and License Agreements
UCB Farchim, S.A.
      In February 2004, the Company entered into an agreement with UCB Farchim, S.A., a subsidiary of UCB, S.A., or UCB, a publicly traded multi-national company based in Brussels, Belgium, in which the Company licensed the technology, know-how and preclinical and clinical data related to its AIC and grass allergy programs to UCB on an exclusive, worldwide basis. UCB was also granted an option to license the Company’s peanut allergy program. According to terms of the agreement, the Company received an $8.0 million upfront payment. In addition, UCB agreed to fund continued research and development of the licensed programs.
      In March 2005, Dynavax and UCB agreed to end their development and commercialization collaboration in seasonal allergy products. Under the terms of the agreement, UCB will return all rights to the allergy program to Dynavax and the current ongoing Phase II/ III clinical trial of our AIC immunotherapy will be completed as planned. Dynavax will assume financial responsibility for all further clinical, regulatory, manufacturing and commercial activities related to AIC and for preclinical development programs in grass and in peanut allergy. The Company expects to recognize all revenues and deferred revenues associated with UCB through the term of the agreement.
University of California
      The Company entered into a series of exclusive license agreements with the Regents of the University of California in March 1997 and October 1998. These agreements provide the Company with certain technology and related patent rights and materials. Under the terms of the agreements, the Company pays annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. The agreements will expire on either the expiration date of the last-to-expire patent licensed under the agreements or the date upon which the last patent application licensed under the agreements is abandoned. The Company incurred license fees of $20,000 in each of the fiscal years 2004, 2003 and 2002 and patent expenses of $0.5 million, $0.2 million, and $0.4 million in the years ended December 31, 2004, 2003, and 2002, respectively, in connection with these license agreements, all of which was recorded as research and development expense. The Company also incurred a $0.4 million one-time charge to UC due upon the closing of the Company’s initial public offering as partial consideration for the technology licenses. The Company recorded this charge as research and development expense in the first quarter of 2004. Also as partial consideration for the technology licenses, the Company incurred a one-time charge of $0.2 million to UC related to the $8.0 million upfront payment from UCB Farchim, SA discussed above.
      In December 1998, the Company entered into a research agreement with UC to fund a research project on “Biological Effects of ISS and IIS-ODN.” The principal investigator of the research project is one of the Company’s founders and stockholders. The project commenced in January 1999 and continued through 2003. The Company agreed to fund and support future project costs of approximately $1.0 million per year, to a maximum aggregate amount of $4.9 million. In connection with this agreement, the Company incurred research and development expenses associated with the project of $0.7 million and $1.0 million during the years ended December 31, 2003 and 2002, respectively.
BioSeek, Inc.
      In June 2003, the Company entered into a development collaboration agreement with BioSeek, Inc. to analyze and characterize the activity of certain compounds using BioSeek’s technology with the objective of advancing the development of such compounds. Under this agreement, the Company will make various payments to BioSeek for the achievement of a milestone and based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. The agreement may be terminated by either party. As of December 31, 2004, we recorded an accrual of $0.3 million associated with the achievement of the contractual milestone.
Berna Biotech
      In October 2003, the Company entered into an agreement with Berna Biotech, a publicly traded company based in Bern, Switzerland, in which Berna agreed to supply the Company with its proprietary hepatitis B surface antigen for use in the Company’s Phase III clinical trials for its hepatitis B vaccine and, if merited, its subsequent commercialization. According to terms of the agreement, the Company will receive adequate supplies of hepatitis B surface antigen for clinical development, and then will pay fixed amounts for use of the antigen in the potential commercial vaccine. Berna has agreed to purchase ISS at fixed amounts from the Company for the potential commercial vaccine, should Berna sell the vaccine commercially. The Company also agreed to make certain commercialization and sales milestone payments to Berna regarding the Company’s hepatitis B vaccine. A non-refundable, non-creditable license fee of $0.5 million was made to Berna in November 2003. This amount was recorded as research and development expense in the fourth quarter of 2003. Under the terms of the agreement, Berna has an exclusive right to commercialize the hepatitis B vaccine under terms to be negotiated, but may choose to opt out of that right. Berna also agreed to supply its hepatitis B surface antigen for the Company’s use in further developing the product candidate for hepatitis B therapy. Berna also received an option to collaborate with the Company in the development and commercialization of the Company’s hepatitis B therapy product candidate. The agreement remains in effect for 15 years from the date of first commercial sale of the Company’s hepatitis B vaccine, unless terminated sooner according to its terms.
Other Agreements
      In December 1999, the Company entered into a two-year collaboration agreement with Aventis Pasteur S.A. (“Aventis”) to develop new vaccines and therapeutic drugs for a variety of infectious diseases. Under this agreement, Aventis paid the Company for certain research to be completed pursuant to the terms of the agreement at a rate of cost plus 10%, with a maximum total cost of $1.5 million for the first product and an additional $0.6 million for the second product being developed. The Company received an upfront payment of $1.1 million, which was earned and recognized as revenue through December 31, 2001. During 2002, $1.0 million of revenue was recognized for completed collaboration work. The agreement was mutually terminated in September 2002.

      In March 2000, the Company entered into an 18-month collaboration and license agreement with Triangle Pharmaceuticals Inc. (“Triangle Pharmaceuticals”) to develop therapies for the treatment and prevention of hepatitis and HIV. Under this agreement, the Company licensed certain technology to Triangle Pharmaceuticals for its use in research and development activities. Additionally, Triangle Pharmaceuticals paid the Company to perform certain research and development activities and for the achievement of certain mutually agreed-upon milestones. During 2000, the Company recognized revenue of $0.3 million based on achievement of a milestone. During 2002, the Company recognized revenue of $0.2 million in relation to the collaboration and license agreement. The agreement was mutually terminated on November 25, 2002.
      In the third quarter of 2003, the Company was awarded government grants totaling $8.4 million to be received over as long as three and one-half years, assuming annual review criteria are met, to fund research and development of certain biodefense programs. Revenue associated with these grants is recognized as the related expenses are incurred. For the years ended December 31, 2004 and 2003, we recognized revenues of $1.0 million and $0.8 million, respectively. In the fourth quarter of 2004, the Company was awarded $0.5 million from the Alliance for Lupus Research to be received during 2005 and 2006 to fund research and development of new treatment approaches for lupus.

8.	Loss Per Share
      Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for dilutive potential common shares. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share attributable to common stockholders when their effect is dilutive.

	Years Ended December 31,

	2004	2003	2002

Historical (in thousands, except per share amounts):
Numerator:
Net loss attributable to common stockholders	$(15,971)	$(17,985)	$(18,038)

Denominator:
Weighted-average common shares outstanding	21,200	1,849	1,886
Less: Weighted-average unvested common shares subject to repurchase	(13)	(58)	(192)

Denominator for basic and diluted net loss per share attributable to common stockholders	21,187	1,791	1,694

Basic and diluted net loss per share attributable to common stockholders	$(0.75)	$(10.04)	$(10.65)

Historical outstanding dilutive securities not included in diluted net loss per share attributable to common stockholders calculation (in thousands):
Preferred stock	—	15,823	13,612
Options to purchase common stock	1,828	1,334	691
Warrants	84	84	90

	1,912	17,241	14,393

9.	Stockholders’ Equity
      In January 2004, the Board of Directors and Stockholders approved the filing of an amended and restated certificate of incorporation upon completion of the Company’s initial public offering. The amendment increased the Company’s authorized common stock to 100,000,000 shares, decreased authorized preferred stock to 5,000,000 shares, provided for a temporary waiver of the Company’s Series D convertible preferred stock IPO anti-dilution provisions, and required a vote of 66 2/3% of the then outstanding shares to amend the annual meeting and the special meeting provisions, to nominate directors, and to stagger the board structure.
      In February 2004, the Company sold a total of 6,900,000 shares of its common stock, after adjusting for a one-for-three reverse stock split, in an underwritten initial public offering, raising net proceeds of approximately $46.5 million. As a result of the initial public offering, all outstanding shares of convertible preferred stock converted to 13,712,128 shares of common stock. Also in connection with the initial public offering, the ordinary shares in Dynavax Asia were converted to 2,111,111 shares of common stock and Dynavax Asia became a wholly owned subsidiary.
Convertible Preferred Stock
      As of December 31, 2003, the Company had authorized 61,767,098 shares of convertible preferred stock, designated in various series. The convertible preferred stock defined as Series A, Series B, Series C, Series D, Series E-1, Series E-2, Series S-1, Series R, and Series T are summarized as follows (in thousands, except per share amounts):

		Minimum Liquidation	Shares Issued and Outstanding at
	Shares Designated	Preference Per Share	December 31, 2003

Series A	6,700	$1.00	6,700
Series B	9,033	$1.83	9,033
Series C	5,669	$4.00	5,669
Series D	17,135	$2.06	16,882
Series E-1	22,000	$2.40	—
Series S-1	400	$5.00	400
Series R	430	$4.65	430
Series T	400	$5.00	400

	61,767		39,514

Voting
      The holders of convertible preferred stock have various rights and preferences. Each share of Series A, Series B, Series C, Series D, Series E-1, Series S-1, Series R, and Series T convertible preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and votes together as one class with the common stock.
      The vote of a majority of the holders of the Series A, Series B, Series C, Series D, Series E-1, Series S-1, Series R, and Series T convertible preferred stock is required for certain issuances of common stock, any redemption, repurchase, dividend, or other distribution with respect to the common stock, any agreement by the Company or its stockholders regarding certain mergers or consolidations of the Company and a sale of all or substantially all the assets of the Company, and any redemption, repurchase, dividend, or other distribution with respect to any shares of convertible preferred stock.
Liquidation
      In the event of any liquidation, dissolution, or winding up of the Company, including a merger, acquisition, or sale of assets where the holders of the Company’s common stock and convertible preferred stock own less than 51% of the resulting voting power of the surviving entity, the holders of the Series E-1 convertible preferred stock will receive, in preference to all other holders of equity securities, an amount per share equal to the original purchase price for the Series E-1, plus any accrued but unpaid dividends if such event occurs thereafter. After payment of the liquidation preference to the holders of Series E-1 convertible preferred stock, the holders of the Series D convertible preferred stock will receive, in preference to all other holders of equity securities, an amount per share equal to 2.0 times the original purchase price of $2.06 per share plus any accrued but unpaid dividends if such event occurs thereafter. After payment of the liquidation preference to the holders of Series D convertible preferred stock, the holders of all other convertible preferred stock are entitled to receive, prior and in preference to the holders of common stock, an amount equal to the original issue price ($1.00, $1.83, $4.00, $5.00, $4.65, and $5.00 for Series A, Series B, Series C, Series S-1, Series R, and Series T convertible preferred stock, respectively) plus any accrued but unpaid dividends. After payment of the liquidation preference to holders of all series of convertible preferred stock, the remaining assets of the Company are available for distribution on a pro rata (as-converted into common stock) basis to the holders of common stock and holders of Series A, Series B, Series D Preferred and Series E-1 convertible preferred stock. To the extent that holders of Series A, Series B, Series D, and Series E-1 have received an aggregate of $3.00, $5.49, $6.18 and three times the original purchase price for the Series E-1 convertible preferred stock, per share, respectively, any remaining assets will be additionally available for distribution solely to the holders of common stock.
Conversion
      Each share of Series A, Series B, Series C, Series D, Series E-1, Series S-1, Series R, and Series T convertible preferred stock automatically converts at an initial rate of one share of common stock for one share of convertible preferred stock, adjusted for stock splits and certain other transactions, either i) at the affirmative election of the holders of at least 66 2/3% of the outstanding shares of convertible preferred stock voting as a single class (except for Series C, Series D, and Series E-1 which each shall convert on a vote of holders of at least 66 2/3%, 66 2/3%, and 51% of the outstanding shares of the respective series), or ii) at the closing of a public offering of common stock in which the price per share is equal to or greater than $4.12 per share and gross proceeds to the Company are at least $30 million. All of the shares of convertible preferred stock were converted into common shares upon the closing of the Company’s initial public offering.
Redemption Rights
      Neither the Company nor the holders of the convertible preferred stock have the right to call or redeem or cause to have called or redeemed any shares of convertible preferred stock, except that the Series E-2 convertible preferred stock is automatically redeemed and canceled by the Company upon the occurrence of certain events.
Warrants
      In August 2002, in connection with the closing of the Series D Preferred Stock financing, the Company issued a warrant to its placement agent valued at approximately $0.3 million using the Black-Scholes option-pricing model. This amount was initially recorded in convertible preferred stock as an issuance cost and subsequently converted to 84,411 shares of common stock upon the closing of our initial public offering. The warrant is exercisable from the date of the grant for five years and remained outstanding at December 31, 2004.
Stock Option Plans
      In January 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and non-employees of the Company. Options granted under the 1997 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted to Company employees, including directors who are also considered employees. NSOs may be granted to employees and non-employees.

      Options under the 1997 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The options are exercisable immediately and generally vest over a four-year period (generally 25% after one year and in monthly ratable increments thereafter) for stock options issued to employees, directors and scientific advisors, and quarterly vesting over a four-year period or immediate vesting for stock options issued to all other non-employees. All unvested shares issued under the 1997 Plan are subject to repurchase rights held by the Company under such conditions as agreed to by the Company and the optionee.
      In January 2004, the Board of Directors and Stockholders adopted the 2004 Stock Incentive Plan (the “2004 Plan”) under which 3,500,000 shares have been reserved and approved for issuance, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s common stock or capital structure. In addition, as part of the 2004 Plan, the Board of Directors and Stockholders adopted the 2004 Non-employee Director Option Program. The 2004 Plan became effective on February 11, 2004.
      The exercise price of all incentive stock options granted under the 2004 Plan must be at least equal to 100% of the fair market value of the common stock on the date of grant. If, however, incentive stock options are granted to an employee who owns stock possessing more than 10% of the voting power of all classes of the Company’s stock or the stock of any parent or subsidiary of the Company, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the maximum term of these incentive stock options must not exceed five years. The maximum term of an incentive stock option granted to any other participant must not exceed ten years.
      Activity under our stock option plans is set forth below:

	Options
	Available	Number of Options	Weighted-Average
	for Grant	Outstanding	Price Per Share

Balance at December 31, 2001	381,388	278,944	$3.06
Options granted	(458,933)	458,933	$2.16
Options exercised	—	(3,820)	$0.84
Options canceled	42,850	(42,850)	$3.00
Shares repurchased	57,476	—	$1.14

Balance at December 31, 2002	22,781	691,207	$2.48
Options authorized	1,000,000	—	—
Options granted	(828,500)	828,500	$2.34
Options exercised	—	(54,708)	$1.34
Options canceled	131,000	(131,000)	$2.38
Shares repurchased	19,715	—	$2.21

Balance at December 31, 2003	344,996	1,333,999	$2.45
Options authorized	3,500,064	—	—
Options granted	(513,847)	513,847	$5.06
Options exercised	—	(7,769)	$2.34
Options canceled	12,081	(12,081)	$3.81
Shares repurchased	—	—	—

Balance at December 31, 2004	3,343,294	1,827,996	$3.17

      The following summarizes options outstanding and exercisable under our stock option plans as of December 31, 2004:

Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining
Range of	Number	Contractual Life	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$0.60-1.20	29,586	4.8	$1.02	29,586	$1.02
$1.50	511,547	8.1	$1.50	511,547	$1.50
$3.00	965,699	8.3	$3.00	965,699	$3.00
$4.58-5.65	98,982	9.7	$4.69	—	—
$5.90	10,000	9.8	$5.90	—	—
$6.45	112,950	9.7	$6.45	5,290	$6.45
$6.65	15,000	9.9	$6.65	—	—
$7.99	37,550	9.2	$7.99	4,535	$7.99
$9.05	35,350	9.4	$9.05	—	—
$12.00	11,332	6.3	$12.00	11,332	$12.00

$0.60-12.00	1,827,996	8.4	$3.17	1,527,989	$2.55

      The following summarizes options outstanding and exercisable under our stock option plans as of December 31, 2003:

Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining
Range of	Number	Contractual Life	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$0.60	10,020	5.0	$0.60	10,020	$0.60
$1.20	20,972	6.2	$1.20	20,972	$1.20
$1.50	516,872	9.1	$1.50	516,872	$1.50
$3.00	774,802	9.1	$3.00	774,802	$3.00
$12.00	11,333	7.3	$12.00	11,333	$12.00

$0.60-12.00	1,333,999	9.0	$2.45	1,333,999	$2.45

Deferred Stock Compensation
      As of December 31, 2004, there was $3.4 million of deferred stock-based compensation remaining to be amortized in future periods in connection with the grant of stock options to employees and non-employees. Deferred stock compensation is amortized as a charge to operations using the straight-line method over the option vesting period, ranging up to 4 years. Employee and director stock-based compensation expense and non-employee stock-based compensation expense were as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Employees and directors stock-based compensation expense	$2,170	$1,752	$1,821
Non-employees stock-based compensation expense	567	—	—

Total	$2,737	$1,752	$1,821

Employee Stock Purchase Plan
      In January 2004, the Board of Directors and Stockholders adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) under which 250,000 shares were reserved and approved for issuance, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s common stock or capital structure. The Purchase Plan provides for the purchase of common stock by eligible employees and became effective on February 11, 2004. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the fifteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fourteenth day in February or August). In 2004, employees acquired 12,697 shares of our common stock under the Purchase Plan. At December 31, 2004, 237,303 shares of our common stock remained available for future purchases under the Purchase Plan.

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

11.	Related Party Transactions
      From September 2000 through June 2001, the Company loaned $0.8 million to certain key employees and officers for the exercise of incentive stock options. These are full recourse notes, which accrue interest at rates ranging from 5.02% to 6.22% and are due from September 2000 through June 2006. The shares of common stock held by the employees collateralize these notes. At December 31, 2004 and 2003, $0.4 million and $0.7 million, respectively, remained outstanding.
      In December 1998, the Company entered into a research agreement with the Regents of the University of California, or UC, on behalf of the University of California, San Diego, under which the Company agreed to fund a research project aimed at uncovering novel applications for ISS. The university-nominated representative on the evaluation committee created to oversee aspects of this agreement is Dr. Dennis Carson, a member of the Company’s Board of Directors and a holder of 460,119 shares of the Company’s common stock as of December 31, 2004. Dr. Carson also received payments of $35,000 in 2004 and 2003 for consulting services provided to the Company .

12.	Income Taxes
      Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$17,339	$14,385
Research tax credit carry forwards	1,587	1,436
Accruals and reserves	4,695	1,315
Capitalized research costs	11,020	12,365
Other	232	187

Total deferred tax assets	34,873	29,688
Less valuation allowance	(34,873)	(29,688)

	$—	$—

      Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded for all deferred tax assets at December 31, 2004 and 2003. The valuation allowance increased $5.2 million and $6.5 million during the years ended December 31, 2004 and 2003, respectively.

      As of December 31, 2004, the Company had federal net operating loss carryforwards of approximately $45.0 million, which expire at various dates from 2011 through 2024, and federal research and development tax credits of approximately $1.0 million, which expire at various dates from 2018 through 2024 if not utilized.
      As of December 31, 2004, the Company had California state net operating loss carryforwards of approximately $32.0 million, which expire at various dates from 2006 through 2014, and California state research and development tax credits of approximately $1.0 million, which do not expire.
      The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event the Company has a change in ownership, as defined, the annual utilization of such carryforwards could be limited.

13.	Selected Quarterly Financial Data (Unaudited, in thousands, except per share amounts)

	Year Ended December 31, 2004				Year Ended December 31, 2003

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenues	$3,205	$5,492	$3,660	$2,455	$—	$96	$23	$707
Net loss attributable to common stockholders	$(3,866)	$(2,909)	$(4,033)	$(5,163)	$(4,718)	$(3,955)	$(4,139)	$(5,173)
Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(0.12)	$(0.16)	$(0.21)	$(2.68)	$(2.23)	$(2.30)	$(2.83)
Weighted-average shares used in computing basic and diluted net loss per share attributable to common stockholders(1)	10,847	24,594	24,609	24,622	1,759	1,776	1,803	1,827

(1)	The weighted-average shares increased from the fourth quarter 2003 to the first quarter 2004 due to the issuance of common stock, conversion of preferred stock, and conversion of ordinary shares in Dynavax Asia resulting from our initial public offering in February 2004. The weighted-average shares increased from the first to the second quarter of 2004 due to the increase in the number of days that the common stock was outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures
      The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Changes in internal controls
      William J. Dawson, the former Vice President, Finance & Operations and Chief Financial Officer, resigned in June 2004 and remained a consultant to the Company through the date of his replacement. Timothy G. Henn was appointed Vice President, Finance and Administration in August 2004 and Chief Accounting Officer in January 2005. Also during the third quarter 2004, Dino Dina, President and Chief Executive Officer, assumed the role of Acting Chief Financial Officer. Deborah A. Smeltzer was appointed Vice President, Operations and Chief Financial Officer in January 2005. No other changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      On January 20, 2005 the Compensation Committee of the Board of Directors of the Company took action with respect to the compensation of the Company’s named executive officers (determined by reference to the Company’s proxy statement dated May 14, 2004), including the establishment of base salaries for 2005, approval for payment of bonus amounts in 2005 based primarily on the achievement of specified 2004 corporate and individual goals, and approval of annual stock option awards. The base salaries, bonus amounts and stock option awards, including a summary of the terms of the compensation arrangements under which they are or were to be paid, are set forth in Exhibit 10.18 to this Form 10-K.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT
      Information required by this Item is incorporated by reference to the sections entitled “Proposal One — Elections of Directors,” “Executive Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2004.
      We have adopted the Dynavax Code of Business Conduct and Ethics, a code of ethics that applies to our employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and to our non-employee directors. We will provide a written copy of the Dynavax Code of Business Conduct and Ethics to anyone without charge, upon request written to Dynavax, Attention: Jane M. Green, Ph.D., Vice President, Corporate Communications, 2929 Seventh Street, Suite 100, Berkeley, CA 94710-2753, (510) 848-5100.

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
      (a) Documents filed as part of this report:
      1. Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Convertible Preferred Stock and Stockholders’

Equity (Net Capital Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

      2. Financial Statement Schedule

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto.
      (b) Reports on Form 8-K

Date	Item Reported

November 8, 2004	We filed a Current Report on Form 8-K on November 8, 2004, furnishing under Item 12, our press release announcing our financial results for the third quarter ended September 30, 2004.
      (c) Exhibits

Exhibit
Number	Document

3.1*	Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws

4.1*	Specimen Stock Certificate

10.1*	Form of Indemnification Agreement between Dynavax Technologies Corporation and each of its executive officers and directors

10.2*	1997 Equity Incentive Plan, as amended

10.3*	2004 Stock Incentive Plan

10.4*	2004 Employee Stock Purchase Plan

10.5*†	Development Collaboration Agreement, dated June 10, 2003, between Dynavax Technologies Corporation and BioSeek, Inc.

10.6*†	License and Supply Agreement, dated October 28, 2003, between Dynavax Technologies Corporation and Berna Biotech AG

10.7*†	Exclusive License Agreement, dated March 26, 1997, between Dynavax Technologies Corporation and the Regents of the University of California, for Method, Composition and Devices for Administration of Naked Nucleotides which Express Biologically Active Peptides and Immunostimulatory Oligonucleotide Conjugates, including three amendments thereof.

10.8*†	Exclusive License Agreement, dated October 2, 1998, between Dynavax Technologies Corporation and the Regents of the University of California, for Compounds for Inhibition of Ceramide-Mediated Signal Transduction and New Anti-Inflammatory Inhibitors: Inhibitors of Stress Activated Protein Kinase Pathways, including one amendment thereof.

10.9*	Management Continuity Agreement, dated as of October 15, 2003, between Dynavax Technologies Corporation and Dino Dina

10.10*	Management Continuity Agreement, dated as of September 2, 2003, between Dynavax Technologies Corporation and Daniel Levitt

10.11*	Management Continuity and Severance Agreement, dated as of August 1, 2003, between Dynavax Technologies Corporation and William J. Dawson

10.12*	Management Continuity and Severance Agreement, dated as of August 1, 2003, between Dynavax Technologies Corporation and Stephen Tuck

10.13*	Management Continuity and Severance Agreement, dated as of August 1, 2003, between Dynavax Technologies Corporation and Robert Lee Coffman

10.14*	Management Continuity and Severance Agreement, dated as of August 1, 2003, between Dynavax Technologies Corporation and Gary Van Nest

10.15*	Lease, dated as of January 7, 2004, between Dynavax Technologies Corporation and 2929 Seventh Street, L.L.C.

10.16*	License and Development Agreement, dated February 5, 2004, between Dynavax Technologies Corporation and UCB Farchim, SA

Exhibit
Number	Document

10.17**	Management Continuity and Severance Agreement, dated as of August 27, 2004, between Dynavax Technologies Corporation and Timothy Henn
10.18***	Compensation Arrangements with Named Executive Officers

21.1***	Subsidiaries of Dynavax Technologies Corporation

23.1***	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  * Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-109965) and amendments thereto
 ** Incorporated by reference to our Report of Form 8-K, dated August 23, 2004
*** Filed herewith
  † We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

By:	/s/ Dino Dina, M.D.

Dino Dina, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 18, 2005

By:	/s/ Deborah A. Smeltzer

Deborah A. Smeltzer
Vice President, Operations and
Chief Financial Officer
(Principal Financial Officer)
Date: March 18, 2005

By:	/s/ Timothy G. Henn

Timothy G. Henn
Vice President, Finance and Administration and
Chief Accounting Officer
(Principal Accounting Officer)
Date: March 18, 2005
POWER OF ATTORNEY
      Each person whose signature appears below constitutes Dino Dina, M.D. and Deborah A. Smeltzer his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dino Dina, M.D. Dino Dina, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2005

/s/ Deborah A. Smeltzer Deborah A. Smeltzer	Vice President, Operations and Chief Financial Officer (Principal Financial Officer)	March 18, 2005

/s/ Timothy G. Henn Timothy G. Henn	Vice President, Finance & Administration and Chief Accounting Officer (Principal Accounting Officer)	March 18, 2005

/s/ Daniel S. Janney Daniel S. Janney	Chairman of the Board	March 18, 2005

/s/ Louis C. Bock Louis C. Bock	Director	March 18, 2005

/s/ Dennis Carson, M.D. Dennis Carson, M.D.	Director	March 18, 2005

/s/ Jan Leschly Jan Leschly	Director	March 18, 2005

/s/ Arnold Oronsky, Ph.D. Arnold Oronsky, Ph.D.	Director	March 18, 2005

/s/ Denise M. Gilbert, Ph.D. Denise M. Gilbert, Ph.D.	Director	March 18, 2005