Form 10-Q
period 2005-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2005-05-09
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 000-1029142

DYNAVAX TECHNOLOGIES CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization	33-0728374 (IRS Employer Identification No.)

2929 Seventh St., Suite 100
Berkeley, CA 94710-2753
(Address Of The Registrant’s Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (510) 848-5100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

      The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2005 was 24,747,207.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, our future research and development, our preclinical and clinical product development efforts, the timing of the introduction of our products, the effect of GAAP accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

      Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. No assurance can be given that the risk factors described in this Quarterly Report on Form 10-Q are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

      This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,401	$16,590
Marketable securities	46,023	49,254
Restricted cash	408	408
Accounts receivable	8,957	3,131
Prepaid expenses and other current assets	2,117	1,396

Total current assets	68,906	70,779

Property and equipment, net	2,344	2,465
Other assets	—	402

Total assets	$71,250	$73,646

Liabilities, minority interest, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$729	$1,391
Accrued liabilities	4,240	4,371
Deferred revenues	—	1,000

Total current liabilities	4,969	6,762

Deferred revenues, noncurrent	750	6,750
Other long-term liabilities	240	258

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock: $0.001 par value; 100,000 shares authorized at March 31, 2005 and December 31, 2004; 24,745 and 24,627 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	25	25
Additional paid-in capital	159,120	159,074
Deferred stock compensation	(3,029)	(3,366)
Notes receivable from stockholders	(394)	(419)
Accumulated other comprehensive loss:
Unrealized loss on marketable securities available-for-sale	(161)	(102)
Cumulative translation adjustment	(4)	—
Accumulated deficit	(90,266)	(95,336)

Total stockholders’ equity	65,291	59,876

Total liabilities and stockholders’ equity	$71,250	$73,646

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Collaboration revenue	$12,199	$2,744
Grant revenue	499	461

Total revenues	12,698	3,205

Operating expenses:
Research and development	5,655	5,271
General and administrative	2,340	1,919

Total operating expenses	7,995	7,190

Income (loss) from operations	4,703	(3,985)
Interest income, net	367	119

Net income (loss)	$5,070	$(3,866)

Basic net income (loss) per share	$0.21	$(0.36)

Shares used to compute basic net income (loss) per share	24,722	10,847

Diluted net income (loss) per share	$0.20	$(0.36)

Shares used to compute diluted net income (loss) per share	24,837	10,847

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net income (loss)	$5,070	$(3,866)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	184	119
Loss on disposal of property and equipment	—	17
Accretion and amortization on marketable securities	318	54
Interest accrued on notes receivable from stockholders	(7)	(10)
Amortization of stock-based compensation expense	317	626
Changes in operating assets and liabilities:
Accounts receivable	(5,826)	(2,560)
Prepaid expenses and other current assets	(721)	231
Other assets	402	(417)
Accounts payable	(662)	626
Accrued liabilities	(131)	590
Deferred revenues	(7,000)	7,750

Net cash (used in) provided by operating activities	(8,056)	3,160

Investing activities
Purchases of marketable securities	(15,691)	—
Maturities and sales of marketable securities	18,545	2,019
Purchases of property and equipment	(81)	(42)

Net cash provided by investing activities	2,773	1,977

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	46,432
Proceeds from employee stock purchase plan	66	—
Repayment of notes receivable from stockholders	32	52
Restricted cash	—	(77)

Net cash provided by financing activities	98	46,407

Effect of exchange rate on cash and cash equivalents	(4)	—

Net (decrease) increase in cash and cash equivalents	(5,189)	51,544
Cash and cash equivalents at beginning of period	16,590	23,468

Cash and cash equivalents at end of period	$11,401	$75,012

Supplemental disclosure of non-cash investing and financing activities
Net unrealized loss on marketable securities	$(59)	$—

Change in cumulative translation adjustment	$(4)	$—

Exercise of stock options	$200	$—

Repurchase of common stock for exercise of stock options	$(200)	$—

Conversion of preferred stock upon initial public offering	$—	$83,635

Conversion of ordinary shares in Dynavax Asia upon initial public offering	$—	$14,733

See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

      In February 2004, the Company sold a total of 6,900,000 shares of its common stock, after adjusting for a one-for-three reverse stock split, in an underwritten initial public offering, raising net proceeds of approximately $46.5 million. The effect of the reverse stock split is reflected in the Condensed Consolidated Financial Statements for all periods presented.

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

      In December 2004, the Company formed Ryden Therapeutics KK (Ryden), a 100% owned Japan subsidiary, to explore development and commercialization options for ISS-based immunotherapies for cedar tree allergy in Japan.

2. Summary of Significant Accounting Policies

Basis of Presentation

      Our accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.

      These unaudited Condensed Consolidated Financial Statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (SEC) on March 18, 2005.

      The Condensed Consolidated Financial Statements include the accounts of Dynavax, Dynavax Asia and Ryden. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, which is the development of biopharmaceutical products.

      Certain reclassifications of prior year amounts related to legal costs have been made to conform with the current year presentation. These reclassifications, specifically from research and development to general and administrative expenses, did not have an impact on our financial position or results of operations.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates.

Critical Accounting Policies

      The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2005 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, except as described below.

      Revenue Recognition

      Certain of our contractual arrangements may involve multiple deliverables or elements. Under Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” multiple elements should be divided into separate units of accounting if certain criteria are met, including whether the delivered elements have stand alone value to the customer and whether there is objective reliable evidence of the fair value of the undelivered elements. Consideration should be allocated among the separate units of accounting based on their fair values, and each of the separate units of accounting should be evaluated for appropriate revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Recent Accounting Pronouncements

      On March 29, 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107 regarding the interaction between Financial Accounting Standard (FAS) No. 123R (revised 2004), “Share-Based Payment” and certain SEC rules and regulations. The Financial Accounting Standards Board (FASB) issued FAS No. 123R on December 16, 2004, that requires all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values. Pro forma disclosure is no longer an alternative. FAS No. 123R supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.”

      Under FAS No. 123R, share-based payments result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Public companies are allowed to select from three alternative transition methods, each having different reporting implications. FAS No. 123R is effective for the fiscal year beginning after June 15, 2005, and applies to all outstanding and unvested share-based payments as of the adoption date.

      We will adopt FAS No. 123R as of January 1, 2006. The adoption of FAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because we are in the process of reevaluating our methodology used to determine fair value, including consideration of an option-pricing model and related assumptions. In addition, the impact of adoption will depend on levels of share-based payments granted in the future.

Stock-Based Compensation

      As permitted under FAS No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we continue to recognize employee stock compensation under the intrinsic value method of accounting as prescribed by APB No. 25 and its interpretations. Under APB No. 25, compensation expense is based on the difference, if any, between the estimated fair value of our common stock and the option exercise price on the date of grant. We account for stock compensation to non-employees in accordance with FAS No. 123, as amended by FAS No. 148 and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

      The following table illustrates the pro forma effect on our net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of FAS No. 123 to employee stock compensation (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net income (loss) attributable to common stockholders, as reported	$5,070	$(3,866)
Add: Stock-based employee compensation expense included in net income (loss)	332	626
Less: Stock-based employee compensation expense determined under the fair value based method	(702)	(762)

Net income (loss) attributable to common stockholders, pro forma	$4,700	$(4,002)

Net income (loss) per share attributable to common stockholders:
Basic net income (loss), as reported	$0.21	$(0.36)

Diluted net income (loss), as reported	$0.20	$(0.36)

Basic net income (loss), pro forma	$0.19	$(0.37)

Diluted net income (loss), pro forma	$0.19	$(0.37)

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

      The estimated fair value of each option and employee purchase right is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions:

			Employee Stock
	Employee Stock Options		Purchase Plan
	March 31,		March 31,
	2005	2004	2005	2004
Weighted-average fair value	$4.17	$6.11	$6.25	—
Risk-free interest rate	3.5% to 3.6%	2.3% to 2.8%	3.0%	—
Expected life (in years)	4	4	0.5	—
Volatility	0.7	1.0	0.7	—

3. Commitments and Contingencies

      The Company leases its facility under an operating lease that expires in September 2014. The lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014.

      Our facility lease agreement provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our lease agreement provides a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. The lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to this operating lease for the quarter ended March 31, 2005 was $0.3 million. Deferred rent was $0.1 million as of March 31, 2005.

      We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to the Company of $339,990 annually through 2007. This sublease agreement includes an option for early termination in August 2006 but otherwise extends automatically until August 2007.

      Future minimum payments under the non-cancelable portion of our operating lease at March 31, 2005, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2005	$1,241
2006	1,698
2007	1,749
2008	1,802
2009	1,225

$7,715

      During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2005 and is collateralized by a certificate of deposit which has been included in restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

      We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of March 31, 2005, under the terms of an agreement with a contract research organization (CRO), we are obligated to make future payments as services are provided of up to $7.6 million through 2006. This agreement is terminable by us upon written notice to the CRO and we are only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status.

      The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officers or directors are or were serving at the Company’s request in such capacity. The term of the indemnification period is for each officer or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure up to $10 million and may enable the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

      The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

4. Collaborative Research, Development, and License Agreements

UCB Farchim, S.A.

      In February 2004, the Company entered into a development and commercialization collaboration with UCB Farchim, S.A. (UCB) in which the Company licensed the technology, know-how and preclinical and clinical data related to its AIC and grass allergy programs to UCB on an exclusive, worldwide basis. UCB was also granted an option to license the Company’s peanut allergy program. The Company received an $8.0 million upfront payment from UCB when the collaboration was established.

      In March 2005, the Company agreed to end its collaboration with UCB and regained full rights to its allergy program. This agreement provided for cash payment to the Company in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. In addition, UCB assigned to the Company the rights and title to certain laboratory equipment and clinical materials used in undertaking specific development activities for AIC clinical trials. The Company was not obligated to make any cash payments to UCB in connection with the execution of the March 2005 agreement to end the collaboration.

      In accordance with the provisions of EITF 00-21, the Company accounted separately for each of the elements of consideration provided under the March 2005 agreement. During the quarter ended March 31, 2005, the Company accelerated the recognition of $7.0 million in deferred revenue from the upfront payment related to the collaboration, as the Company had no ongoing obligations under the collaboration. During the quarter ended March 31, 2005, the Company also recognized revenue associated with the agreed-upon cash payment which was received in April 2005. The equipment and clinical materials assigned were neither capitalized nor expensed as of the end of the period, due to the Company’s estimate of the useful life of those assets at less than one year and the Company’s estimate of a nominal fair value for those assets based on their potential resale value.

University of California

      The Company entered into a series of exclusive license agreements with the Regents of the University of California (UC) in March 1997 and October 1998. These agreements provide the Company with certain technology and related patent rights and materials. Under the terms of the agreements, the Company pays annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. The agreements will expire on either the expiration date of the last-to-expire patent licensed under the agreements or the date upon which the last patent application licensed under the agreements is abandoned. In connection with these license agreements, the Company incurred license fees of $20,000 during the first quarters of 2005 and 2004 which was recorded as research and development expense, and the Company incurred patent expenses of $0.2 million and $42,000 during the first quarters of 2005 and 2004, respectively, which was recorded as general and administrative expense.

      The Company also incurred a $0.4 million one-time charge to UC due upon the closing of the Company’s initial public offering as partial consideration for the technology licenses, which was recorded as research and development expense in the first quarter of 2004. Additionally, as partial consideration for the technology licenses, the Company prepaid $0.2 million to UC related to the $8.0 million upfront payment from UCB and was amortizing the amount to research and development expense over the initial term of the UCB collaboration. During the quarter ended March 31, 2005, in conjunction with the termination of the UCB collaboration, the Company incurred $0.1 million in research and development expense from the accelerated amortization of the prepaid technology licenses fee.

BioSeek, Inc.

      In June 2003, the Company entered into a development collaboration agreement with BioSeek, Inc. to analyze and characterize the activity of certain compounds using BioSeek’s technology with the objective of advancing the development of such compounds. Under this agreement, the Company will make various payments to BioSeek based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. The agreement may be terminated by either party. During the quarter ended March 31, 2005, the Company paid BioSeek $0.3 million associated with the achievement of a contractual milestone.

Other Agreements

      In the third quarter of 2003, the Company was awarded government grants totaling $8.4 million to be received over as long as three and one-half years, assuming annual review criteria are met, to fund research and development of certain biodefense programs. Grant revenue associated with these awards is recognized as the related expenses are incurred. In the fourth quarter of 2004, the Company was awarded $0.5 million from the Alliance for Lupus Research to be received during 2005 and 2006 to fund research and development of new treatment approaches for lupus. For each of the quarters ended March 31, 2005 and 2004, the Company recognized grant revenue of approximately $0.5 million.

5. Net Income (Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average shares outstanding for that period. Diluted net income (loss) per share takes into account the effect of diluted instruments, such as stock options and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

	Three Months Ended
	March 31,
	2005	2004
Shares used to compute basic net income (loss) per share	24,721,829	10,846,894
Shares used to compute diluted net income (loss) per share	24,836,870	10,846,894

      Certain potentially dilutive shares were excluded from the shares used to compute diluted net income (loss) per share since their inclusion would have been anti-dilutive, either because the options’ exercise prices exceeded the average fair market value of the stock during the period or due to the loss for the period.

6. Stockholders’ Equity

      At March 31, 2005, there were 24,745,201 shares of our common stock issued and outstanding.

      Activity under stock option plans is set forth below:

	Options
	Available	Number of Options	Weighted-Average
	for Grant	Outstanding	Price Per Share
Balance at December 31, 2004 (1,527,989 exercisable at $2.55 weighted-average price per share)	3,342,976	1,828,314	$3.17
Options granted	(615,000)	615,000	$7.35
Options exercised	—	(133,498)	$1.50
Options canceled	8,535	(8,535)	$5.87
Shares repurchased	27,817	—	$7.19
Shares retired	(27,817)	—	$7.19

Balance at March 31, 2005 (1,411,838 exercisable at $2.72 weighted-average price per share)	2,736,511	2,301,281	$4.38

      During the three months ended March 31, 2005, the Company issued 133,498 shares of common stock resulting from option exercises, of which 27,817 shares were surrendered to the Company in lieu of cash payment for the option exercise.

      Employee and director stock-based compensation expense and non-employee stock-based compensation expense for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Employees and directors stock-based compensation expense	$332	$626
Non-employees stock-based compensation expense (recovery)	(15)	—

Total	$317	$626

      During the quarter ended March 31, 2005, employees acquired 12,374 shares of our common stock under the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). At March 31, 2005, 224,929 shares of our common stock remained available for future purchases under the Purchase Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements under federal securities laws. Forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth under this Item, as well as those discussed elsewhere in this document and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes included in Item 1 of this quarterly report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 18, 2005.

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

      We have developed a novel injectable product candidate to treat ragweed allergy that we call AIC. AIC has completed Phase II trials, and is currently completing a two-year Phase II/III clinical trial. At the end of 2004, we reported that the one-year interim analysis of this Phase II/III trial showed a clear positive trend relative to the trial’s major endpoint of nasal symptom scores, as well as other secondary endpoints, following the 2004 ragweed season. We intend to complete the Phase II/III clinical trial. We initiated a supportive Phase III clinical trial in ragweed allergic children. Pending the outcome of discussions with the US Food and Drug Administration (FDA) in 2005 and the results of the Phase II/III study, we plan to initiate a pivotal Phase III clinical program in early 2006.

      We have developed a product candidate for hepatitis B prophylaxis. A Phase II/III trial in subjects who are more difficult to immunize with conventional vaccines is currently underway in Singapore. Results from an interim analysis of the Phase II/III trial showed that our vaccine demonstrated statistically significant superiority in protective antibody response and robustness of protective effect after two vaccinations when compared to GlaxoSmithKline’s Engerix-B® vaccine. Results from a Phase II clinical trial in healthy adults conducted earlier in 2004 showed that our vaccine induced a more robust and durable antibody response than Engerix-B. We anticipate initiating a pivotal Phase III trial in the older, more difficult to immunize population in Asia by mid-year 2005, followed by a second pivotal trial in younger adults in Canada and Europe in early 2006. We believe that strategic opportunities for our vaccine exist in selected countries worldwide. Our initial commercialization strategies will likely target these markets and focus on high-value, underserved populations. These populations include pre-hemodialysis patients, HIV positive patients, other populations with compromised immune systems as well as professionals in healthcare and law enforcement for whom achieving seroprotection quickly is critical.

      We have an inhaled therapeutic product candidate for treatment of asthma, which has completed a Phase IIa trial in Canada. Results from a Phase IIa asthma challenge study confirmed the preliminary safety of inhaled immunostimulatory sequences in mild asthmatic patients, and showed substantial and statistically significant pharmacological activity, based upon the induction of genes associated with a reprogrammed immune response. Consistent with our decision to focus clinical and financial resources on our two lead programs in ragweed allergy and hepatitis B prophylaxis, anticipated additional clinical trials in asthma will be postponed. We will, however, perform additional preclinical work to optimize the route of administration and regimen for the asthma clinical program.

      For the quarter ended March 31, 2005, our net income was $5.1 million, compared to a net loss of $3.9 million in the first quarter of 2004. Our operating results for the first quarter of 2005 primarily reflect the financial impact resulting from the termination of our development and commercialization collaboration with UCB Farchim, S.A. (UCB) that occurred in March 2005. Total revenues for the quarter ended March 31, 2005 were $12.7 million, compared to $3.2 million for the first quarter of 2004. 96% of our first quarter

2005 revenues were derived from our collaboration activities and the termination of the collaboration with UCB, while the remaining revenues were earned from government and private agency grants.

      As of March 31, 2005, we had an accumulated deficit of $90.3 million. We do not have any products that generate revenue. We expect to incur substantial and increasing losses as we continue the development of our lead product candidates and preclinical and research programs. If we were to receive regulatory approval for any of our product candidates, we would be required to invest significant capital to develop, or otherwise secure through collaborative relationships, commercial scale manufacturing, marketing and sales capabilities. Even if we are able to obtain approval for our product candidates, we are likely to incur increased operating losses until product sales grow sufficiently to support the organization.

      For the year ended December 31, 2005, excluding the potential impact of any business collaborations or other transactions that may be entered into, we anticipate that our operating expenses will increase as compared to prior year in connection with our clinical development activities and overall organizational growth.

Critical Accounting Policies and the Use of Estimates

      The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2005 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, except as described below.

      Revenue Recognition

      Certain of our contractual arrangements may involve multiple deliverables or elements. Under Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” multiple elements should be divided into separate units of accounting if certain criteria are met, including whether the delivered elements have stand alone value to the customer and whether there is objective reliable evidence of the fair value of the undelivered elements. Consideration should be allocated among the separate units of accounting based on their fair values, and each of the separate units of accounting should be evaluated for appropriate revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Results of Operations

      The following table sets forth the results of operations for the quarters ended March 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2005 to 2004
Results of Operations:	2005	2004	$	%
Revenues:
Collaboration revenue	$12,199	$2,744	$9,455	345%
Grant revenue	499	461	38	8%

Total revenues	$12,698	$3,205	$9,493	296%

Operating expenses:
Research and development	$5,655	$5,271	$384	7%
General and administrative	2,340	1,919	421	22%

Total operating expenses	$7,995	$7,190	$805	11%

Interest income, net	$367	$119	$248	208%

      Revenues

      Total revenues for the quarter ended March 31, 2005 were $12.7 million, consisting of $12.2 million from our collaboration activities and the termination of our collaboration with UCB and $0.5 million from government and private agency grants.

      In March 2005, we agreed to end our collaboration with UCB and regained full rights to our allergy program. This agreement provided for cash payment to us in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. In addition, UCB assigned to us the rights and title to certain laboratory equipment and clinical materials used in undertaking specific development activities for AIC clinical trials. We were not obligated to make any cash payments to UCB in connection with the execution of the March 2005 agreement to end the collaboration. During the quarter ended March 31, 2005, we accelerated the recognition of $7.0 million in deferred revenue related to the collaboration, as we had no ongoing obligations. During the quarter ended March 31, 2005, we also recognized revenue associated with the agreed-upon cash payment which we received in April 2005. The equipment and clinical materials assigned were neither capitalized nor expensed as of the end of the period, due to our estimate of the useful life of those assets at less than one year and our estimate of a nominal fair value for those assets based on their potential resale value.

      Our ability to generate future collaboration revenue and obtain additional capital will be dependent on our ability to enter into new collaborative relationships.

Research and Development

      Research and development expense consists primarily of outside services related to our preclinical experiments and clinical trials, regulatory filings, manufacturing our product candidates for our preclinical experiments and clinical trials; compensation and related personnel costs which include benefits, recruitment, travel and supply costs; and allocated facility costs. We expense our research and development costs as they are incurred.

      The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2005 to 2004
Research and development:	2005	2004	$	%
Compensation and related personnel costs	$2,336	$1,518	$818	54%
Outside services	2,500	3,098	(598)	(19)%
Facility costs	680	276	404	146%
Non-cash stock-based compensation	139	379	(240)	(63)%

Total research and development	$5,655	$5,271	$384	7%

      Research and development expenses of approximately $5.7 million for the quarter ended March 31, 2005 increased by $0.4 million, or 7%, from the same period in 2004. The increase over the prior year was primarily due to increased compensation and related personnel costs of $0.8 million attributed to organizational growth. Research and development full-time headcount increased from 40 employees as of March 31, 2004 to 49 employees as of March 31, 2005. In addition, allocated rent and operating costs for our facility rose by $0.4 million from the prior year. These increases in expenses were partially offset by a $0.6 million decline in outside costs for research, clinical trial and clinical manufacturing primarily associated with our ragweed allergy and hepatitis B vaccine programs which incurred higher costs for start-up activities in early 2004, as well as expenses incurred to license technology from the Regents of the University of California.

      During 2005, we anticipate that our research and development expense will increase as compared to prior year, in connection with our growing clinical development programs, including our Phase III AIC trial in a pediatric population and our Phase III clinical trials for our hepatitis B vaccine which we expect to initiate in mid-2005.

      General and Administrative

      General and administrative expense consists primarily of compensation and related personnel costs, outside services such as accounting, consulting, public relations and insurance, legal and patent costs, and allocated facility costs.

      The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2005 to 2004
General and administrative:	2005	2004	$	%
Compensation and related personnel costs	$1,123	$685	$438	64%
Outside services	578	526	52	10%
Legal and patent costs, net	335	300	35	12%
Facility costs	126	161	(35)	(22)%
Non-cash stock-based compensation	178	247	(69)	(28)%

Total general and administrative	$2,340	$1,919	$421	22%

      General and administrative expenses of $2.3 million for the quarter ended March 31, 2005 increased by $0.4 million, or 22%, from the same period in 2004, reflecting higher compensation and related benefits associated with the expansion of our management team and overall organizational growth. General and administrative full-time headcount increased from 11 employees as of March 31, 2004 to 22 employees as of March 31, 2005. Legal and patent-related costs during the first quarter 2005 were net of $0.1 million in reimbursable patent interference costs.

      During 2005, we expect general and administrative expenses to increase as compared to prior year, primarily resulting from the full year impact of organizational growth that occurred in 2004.

      Interest Income, Net

      Interest income, net of interest expense and amortization on marketable securities, was $0.4 million for the quarter ended March 31, 2005 compared to $0.1 million for the same period in 2004. The increase was primarily due to the investment of proceeds from our initial public offering in marketable securities in February 2004.

Recent Accounting Pronouncements

      On March 29, 2005, the SEC published Staff Accounting Bulletin (SAB) No. 107 regarding the interaction between Financial Accounting Standard (FAS) No. 123R (revised 2004), “Share-Based Payment” and certain SEC rules and regulations. The Financial Accounting Standards Board (FASB) issued FAS No. 123R on December 16, 2004, that requires all share-based payments to employees, including grants of employee stock options, to be recognized based on their fair values. Pro forma disclosure is no longer an alternative. FAS No. 123R supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.”

      Under FAS No. 123R, share-based payments result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Public companies are allowed to select from three alternative transition methods, each having different reporting implications. FAS No. 123R is effective for the fiscal year beginning after June 15, 2005, and applies to all outstanding and unvested share-based payments as of the adoption date.

      We will adopt FAS No. 123R as of January 1, 2006. The adoption of FAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because we are in the process of reevaluating our methodology used to determine fair value, including consideration of an option-pricing model and related assumptions. In addition, the impact of adoption will depend on levels of share-based payments granted in the future.

Liquidity and Capital Resources

      We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $144.8 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. We completed an initial public offering in February 2004, raising net proceeds during fiscal 2004 of approximately $46.5 million from the sale of 6,900,000 shares of common stock. As of March 31, 2005, we had $57.4 million in cash, cash equivalents and marketable securities. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.

      Cash used in operating activities of $8.1 million during the quarter ended March 31, 2005 compared to cash provided by operating activities of $3.0 million during the quarter ended March 31, 2004. The variance from the prior year was due primarily to the one-time $8.0 million upfront payment made to us by UCB and a decline in working capital.

      Cash provided by investing activities of $2.8 million during the quarter ended March 31, 2005 compared to $2.0 million for the same period in 2004. The increase in cash provided by investing activities was due primarily to maturities and net sales of investments.

      Cash provided by financing activities of $0.1 million during the quarter ended March 31, 2005 compared to $46.6 million for the same period in 2004. Cash provided by financing activities during the first quarter of 2004 resulted primarily from the issuance of common stock in our initial public offering.

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

      Contractual Obligations

      The following summarizes our significant contractual obligations as of March 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years
Future minimum payments under our operating lease	$7,715	$1,241	$3,447	$3,027

Total	$7,715	$1,241	$3,447	$3,027

      We lease our facility under an operating lease that expires in September 2014. The lease can be terminated at no cost to us in September 2009 but otherwise extends automatically until September 2014. We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to us of $339,990 annually through 2007. This sublease agreement includes an option for early termination in August 2006 but otherwise extends automatically until August 2007.

      The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.

      During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2005 and is collateralized by a certificate of deposit which has been included in restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

      We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of March 31, 2005, under the terms of an agreement with a contract research organization (CRO), we are obligated to make future payments as services are provided of up to $7.6 million through 2006. This agreement is terminable by us upon written notice to the CRO and we are only liable for actual effort expended by the CRO at any point in time during the contract, regardless of payment status.

      In March 2005, we agreed to end our development and commercialization collaboration with UCB and regained full rights to our allergy program. We assume financial responsibility for all further clinical, regulatory, manufacturing and commercial activities related to AIC and for preclinical development programs in grass and in peanut allergy. The March 2005 agreement provided for cash payment to us in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration, which we received in April 2005. The March 2005 agreement also provides for the continued partial reimbursement of certain patent interference fees and expenses, if and as incurred by the Company, subject to a maximum amount.

      Under the terms of the exclusive license agreements with the Regents of the University of California, we are obligated to pay milestones and royalties on net sales of products originating from the licensed technologies. As partial consideration for the technology licenses, during the first quarter of 2004 we paid one-time charges of $0.4 million upon the closing of the Company’s initial public offering and $0.2 million related to the upfront payment from UCB. No other milestones were achieved as of March 31, 2005.

      Under the development collaboration agreement with BioSeek, Inc., we will make various payments based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. During the quarter ended March 31, 2005, we paid BioSeek $0.3 million associated with the achievement of a contractual milestone.

      Under the terms of an agreement with Berna Biotech, we agreed to make certain commercialization and sales milestone payments to Berna regarding the Company’s hepatitis B vaccine. None of these milestones were achieved as of March 31, 2005.

Risk Factors

      Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

We have incurred substantial losses since inception and do not have any commercial products that generate revenue.

      We have experienced significant operating losses in each year since our inception in August 1996. Currently, our revenue results from a collaboration agreement and government and private agency grants. The UCB collaboration agreement ended in March 2005. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in 2006 at the latest. Our accumulated deficit was $90.3 million as of March 31, 2005, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts. Specifically, in 2004, we began Phase II/III trials for AIC, an immunotherapy for ragweed allergy, and Phase II/III trials for our hepatitis B vaccine and in 2005, we initiated a Phase III trial of AIC in ragweed allergic children and plan to initiate a pivotal Phase III trial for our hepatitis B vaccine in mid-2005.

      We do not have any products that generate revenue. Our product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate product revenue depends upon:

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

      We will need to demonstrate in clinical trials that each product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. We initiated a two-year, multi-site Phase II/III trial in the first quarter of 2004 in the U.S. for AIC. Pending the outcome of discussions with the FDA in 2005 and the results of the Phase II/III study, we plan to initiate a pivotal Phase III AIC clinical program in early 2006. We also anticipate initiating a pivotal Phase III trial for our hepatitis B vaccine in 2005. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval in their jurisdictions.

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

      We may suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements and concerns regarding health risks to test subjects. In addition, our ability to conduct clinical trials for some of our product candidates, notably AIC, is limited due to the seasonal nature of ragweed allergy. Even a small delay in a trial for any product candidate could require us to delay commencement of the trial until the next appropriate season, which could result in a delay of an entire year. Consequently, we may experience additional delays in obtaining regulatory approval for these product candidates.

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

      We will have to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates. We also intend to enter into collaborative relationships to provide funding to support our research and development programs. We have established a collaborative relationship with Berna Biotech for our hepatitis B vaccine and hepatitis B therapeutic product candidates. Our collaboration agreement with UCB for AIC and grass allergy immunotherapy ended in March 2005. As a result, we recognized revenue associated with the agreed-upon cash payment from UCB which we received in April 2005 and accelerated the recognition of $7.0 million in deferred revenue during the quarter ended March 31, 2005. Future collaboration revenue will be dependent on our ability to enter into new collaborative relationships.

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

      In particular, we have relied on a single supplier to produce our ISS for clinical trials. ISS is a critical component of both of our AIC and hepatitis B vaccine product candidates. To date, we have manufactured only small quantities of ISS ourselves for research purposes. If we were unable to maintain or replace our existing source for ISS, we would have to establish an in-house ISS manufacturing capability, incurring increased capital and operating costs and delays in commercializing our product candidates. We or other third parties may not be able to produce ISS at a cost, quantity and quality that are available from our current third-party supplier.

      In addition, we do not currently have a contract manufacturer for AIC or sufficient AIC to supply our potential commercial needs. We believe that our existing supplies of AIC are sufficient for us to conduct our current Phase III clinical trial in ragweed allergic children. We intend to enter into manufacturing agreements with one or more new commercial-scale contract manufacturers to produce additional supplies of AIC as required for new clinical trials and commercialization. If we are unable to complete such agreements, we would have to establish an internal commercial scale manufacturing capability for AIC, incurring increased capital and operating costs, delays in the commercial development of AIC and higher manufacturing costs than we have experienced to date.

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

      We do not anticipate that any of our product candidates will be commercially available until 2008 at the earliest, if at all. Furthermore, even if we obtain regulatory approval for our product candidates and are able to successfully commercialize them, our product candidates may not gain market acceptance among physicians, patients, health care payors and the medical community. The FDA or other regulatory agencies could limit the labeling indication for which our product candidates may be marketed or could otherwise constrain our marketing claims, reducing our or our collaborators’ ability to market the benefits of our products to particular patient populations. If we are unable to successfully market any approved product candidates, or are limited in our marketing efforts by regulatory limits on labeling indications or marketing claims, our ability to generate revenues could be significantly impaired.

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

      While we may seek partners for purposes of commercialization of our hepatitis B vaccine in selected markets worldwide in addition to or as a replacement for our current collaborative partner, which has an exclusive option to commercialize our hepatitis B vaccine and therapeutic product candidates, marketing challenges vary by market and could limit or delay acceptance in any particular country. We believe that market acceptance of our hepatitis B vaccine will depend on our ability to offer increased efficacy and improved ease of use as compared to existing or potential new hepatitis B vaccine products.

We face uncertainty related to coverage, pricing and reimbursement due to health care reform and the practices of third party payors, which may make it difficult or impossible to sell our product candidates on commercially reasonable terms.

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

      AIC, if approved, will compete directly with conventional allergy shots and indirectly with antihistamines, corticosteroids and anti-leukotriene agents, which manage seasonal allergy symptoms, including those produced by GlaxoSmithKline Plc, Merck & Co., Inc. and AstraZeneca Plc. Since our AIC ragweed allergy treatment would require a series of injections, we expect that some patients that currently take oral or inhaled pharmaceutical products to treat their allergies would not consider our product.

      Our hepatitis B vaccine, if approved, will compete with existing vaccines produced by GlaxoSmithKline Plc and Merck & Co., Inc., among others.

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

      In particular, one of our potential competitors, Coley Pharmaceutical Group (Coley), has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, that, if held to be valid, could require us to obtain a license in order to commercialize one or more of our formulations of ISS in the U.S., including AIC. In December 2003 the U.S. Patent and Trademark Office declared an interference to resolve first-to-invent disputes between a patent application filed by the Regents of the University of California, which is exclusively licensed to us, and an issued U.S. patent owned by Coley relating to immunostimulatory DNA sequences. The declaration of interference names the Regents of the University of California as senior party, indicating that a patent application filed by the Regents of the University of California and licensed to us was filed prior to a patent application owned by Coley that led to an issued U.S. patent. The interference provides the first forum to challenge the validity and priority of certain of Coley’s patents. If successful, the interference action would establish our founders as the inventors of the inventions in dispute. On March 10, 2005, the U.S. Patent and Trademark Office issued a decision in the interference which did not address the merits of the case, but dismissed it on a legal technicality related to the timing of Dynavax’s filing of its claims and request for interference. Dynavax has appealed this non-final decision. If we do not prevail in the interference proceeding, we may not be able to obtain patent protection on the subject matter of the interference, which would have a material adverse impact on our business. In addition, if Coley prevails in the interference, it may seek to enforce its rights under issued claims, including, for example, by suing us for patent infringement. Consequently, we may need to obtain a license to issued and/or pending claims held by Coley by paying cash, granting royalties on sales of our products or offering rights to our own proprietary technologies. Such a license may not be available to us on acceptable terms, if at all.

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

      Our executive officers, directors and their affiliates beneficially owned or controlled approximately 22% of our outstanding common stock as of March 31, 2005. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

      As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. These new rules, regulations, and listing requirements have increased our legal and financial compliance costs, and made some activities more time consuming and costly. For example, as a result of becoming a public company, we have created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy, and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

We are currently reviewing and testing our internal control systems, processes and procedures in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which may result in the identification of significant control deficiencies or result in an adverse opinion with respect to the report on internal controls from our independent auditors.

Sarbanes-Oxley Section 404 requires us to review and test our internal control systems, processes and procedures to ensure compliance. There can be no assurance that our review and testing of internal control systems, processes and procedures will not result in the identification of significant control deficiencies or result in an adverse opinion with respect to the report on internal controls from our independent auditors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Foreign Currency Risk. We have no significant investments outside the U.S. and have nominal transactional foreign currency risk because nearly all of our business is transacted in U.S. dollars. As a result, we have little exposure to foreign exchange rate fluctuations.

ITEM 4A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

      The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in internal controls

      Timothy G. Henn, Vice President, Finance and Administration, was appointed Chief Accounting Officer in January 2005. Deborah A. Smeltzer was appointed Vice President, Operations and Chief Financial Officer in January 2005. No other changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

      On February 24, 2004, we completed our initial public offering of 6,900,000 shares of common stock, including 900,000 shares subject to the underwriters’ over-allotment option (which was exercised in full) at a public offering price of $7.50 per share and realized an aggregate offering price of $51.8 million. Our registration statement on Form S-1 (Reg. No. 333-109965) was declared effective by the SEC on February 11, 2004. The underwriters for the initial public offering were Bear, Stearns & Co. Inc., Deutsche Bank Securities Inc. and Piper Jaffray & Co.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

Exhibit
Number	Document
10.19*	Management Continuity and Severance Agreement, dated as of January 4, 2005, between Dynavax Technologies Corporation and Deborah A. Smeltzer
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to our Report on Form 8-K, dated January 5, 2005

**	Filed herewith

      (b) Reports on Form 8-K

Date	Item Reported
January 5, 2005	We filed a Current Report on Form 8-K on January 5, 2005, announcing the appointment of Deborah A. Smeltzer as Vice President, Operations and Chief Financial Officer.
January 26, 2005	We filed a Current Report on Form 8-K on January 26, 2005, announcing the appointment of Timothy G. Henn as Chief Accounting Officer.
February 15, 2005	We furnished a Current Report on Form 8-K on February 15, 2005, announcing our financial results for the fourth quarter and year ended December 31, 2004.
March 18, 2005	We filed a Current Report on Form 8-K on March 18, 2005, announcing the termination of the collaboration agreement with UCB Farchim, S.A.

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

Date: May 9, 2005

By:	/s/ Deborah A. Smeltzer
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2005

By:	/s/ Timothy G. Henn
Timothy G. Henn
Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

Date: May 9, 2005