Form 10-Q
period 2005-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2005-08-09
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER: 000-1029142
DYNAVAX TECHNOLOGIES CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization	33-0728374 (IRS Employer Identification No.)
2929 Seventh St., Suite 100
Berkeley, CA 94710-2753
(Address Of The Registrant’s Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: (510) 848-5100
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2005 was 24,747,817.

INDEX

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5,116	$16,590
Marketable securities	53,118	49,254
Restricted cash	408	408
Accounts receivable	744	3,131
Prepaid expenses and other current assets	2,136	1,396

Total current assets	61,522	70,779

Property and equipment, net	2,405	2,465
Other assets	412	402

Total assets	$64,339	$73,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,620	$1,391
Accrued liabilities	4,549	4,371
Deferred revenues	48	1,000

Total current liabilities	6,217	6,762

Deferred revenues, noncurrent	750	6,750
Other long-term liabilities	222	258

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock: $0.001 par value; 100,000 shares authorized at June 30, 2005 and December 31, 2004; 24,748 and 24,627 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	25	25
Additional paid-in capital	159,126	159,074
Deferred stock compensation	(2,693)	(3,366)
Notes receivable from stockholders	(339)	(419)
Accumulated other comprehensive loss:
Unrealized loss on marketable securities available-for-sale	(120)	(102)
Cumulative translation adjustment	(4)	—
Accumulated deficit	(98,845)	(95,336)

Total stockholders’ equity	57,150	59,876

Total liabilities and stockholders’ equity	$64,339	$73,646

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Collaboration revenue	$—	$5,131	$12,199	$7,875
Grant revenue	953	361	1,452	822

Total revenues	953	5,492	13,651	8,697

Operating expenses:
Research and development	7,493	6,510	13,148	11,781
General and administrative	2,473	2,077	4,813	3,996

Total operating expenses	9,966	8,587	17,961	15,777

Loss from operations	(9,013)	(3,095)	(4,310)	(7,080)

Interest income, net	434	186	801	305

Net loss	$(8,579)	$(2,909)	$(3,509)	$(6,775)

Basic and diluted net loss per share	$(0.35)	$(0.12)	$(0.14)	$(0.38)

Shares used to compute basic and diluted net loss per share	24,745	24,594	24,734	17,720

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net loss	$(3,509)	$(6,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	210
Loss on disposal of property and equipment	—	17
Accretion and amortization on marketable securities	640	80
Interest accrued on notes receivable from stockholders	(12)	(19)
Amortization of stock-based compensation expense	653	1,216
Changes in operating assets and liabilities:
Accounts receivable	2,387	(4,352)
Prepaid expenses and other current assets	(740)	492
Other assets	(10)	(393)
Accounts payable	229	751
Accrued liabilities	178	246
Deferred revenues	(6,952)	7,500

Net cash used in operating activities	(6,749)	(1,027)

Investing activities
Purchases of marketable securities	(35,712)	—
Maturities and sales of marketable securities	31,190	5,549
Purchases of property and equipment	(363)	(464)

Net cash (used in) provided by investing activities	(4,885)	5,085

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	46,458
Proceeds from employee stock purchase plan	66	—
Exercise of stock options	6	—
Repayment of notes receivable from stockholders	92	52
Restricted cash	—	(77)

Net cash provided by financing activities	164	46,433

Effect of exchange rate on cash and cash equivalents	(4)	—

Net (decrease) increase in cash and cash equivalents	(11,474)	50,491
Cash and cash equivalents at beginning of period	16,590	23,468

Cash and cash equivalents at end of period	$5,116	$73,959

Supplemental disclosure of non-cash investing and financing activities
Net unrealized loss on marketable securities	$(18)	$—

Change in cumulative translation adjustment	$(4)	$—

Exercise of stock options	$200	$—

Repurchase of common stock for exercise of stock options	$(200)	$—

Conversion of preferred stock upon initial public offering	$—	$83,635

Conversion of ordinary shares in Dynavax Asia upon initial public offering	$—	$14,733

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
Critical Accounting Policies
     The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2005 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

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
     Under FAS No. 123R, share-based payments result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Public companies are allowed to select from alternative transition methods, each having different reporting implications. FAS No. 123R is effective for the fiscal year beginning after June 15, 2005, and applies to all outstanding and unvested share-based payments as of the adoption date.
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
Stock-Based Compensation
     As permitted under FAS No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we continue to recognize employee stock compensation under the intrinsic value method of accounting as prescribed by APB No. 25 and its interpretations. Under APB No. 25, compensation expense is based on the difference, if any, between the estimated fair value of our common stock and the option exercise price on the date of grant. We account for stock compensation to non-employees in accordance with FAS No. 123, as amended by FAS No. 148 and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”
     The following table illustrates the pro forma effect on our net loss and net loss per share as if we had applied the fair value recognition provisions of FAS No. 123 to employee stock compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,579)	$(2,909)	$(3,509)	$(6,775)
Add: Stock-based employee compensation expense included in net loss	336	578	668	1,204
Less: Stock-based employee compensation expense determined under the fair value based method	(716)	(739)	(1,410)	(1,500)

Net loss, pro forma	$(8,959)	$(3,070)	$(4,251)	$(7,071)

Net loss per share:
Basic and diluted net loss, as reported	$(0.35)	$(0.12)	$(0.14)	$(0.38)

Basic and diluted net loss, pro forma	$(0.36)	$(0.12)	$(0.17)	$(0.40)

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

     The estimated fair value of each option and employee purchase right is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions:

					Employee Stock
	Employee Stock Options				Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
Weighted-average fair value	$2.28	$5.26	$3.85	$6.14	$6.25	—
Risk-free interest rate	3.9%	3.5%	3.5%	2.3% to 3.5%	3.0%	—
Expected life (in years)	4	4	4	4	0.5	—
Volatility	0.7	1.0	0.7	1.0	0.7	—
3. Commitments and Contingencies
     The Company leases its facility under an operating lease that expires in September 2014. The lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014.
     Our facility lease agreement provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our lease agreement provides a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004. The lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to this operating lease for the six months ended June 30, 2005 was $0.7 million. Deferred rent was $0.1 million as of June 30, 2005.
     We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to the Company of $339,990 annually through 2007. This sublease agreement includes an option for early termination in August 2006 but otherwise extends automatically until August 2007.
     Future minimum payments under the non-cancelable portion of our operating lease at June 30, 2005, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2005	$1,246
2006	1,704
2007	1,755
2008	1,807
2009	1,231

$7,743

     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2005 and is collateralized by a certificate of deposit which has been included in restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
     We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of June 30, 2005, under the terms of our agreements with a contract research organization (CRO) and clinical investigator, we are obligated to make future payments as services are provided of up to $13.4 million through 2008. This agreement is terminable by us upon written notice to the CRO and we are only liable for actual effort expended by the CRO at any point in time during the contract.
     The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officers or directors are or were serving at the Company’s request in such capacity. The term of the indemnification period is for each officer or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure up to

     $10.0 million and may enable the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.
4. Collaborative Research, Development, and License Agreements
UCB Farchim, S.A.
     In March 2005, the Company agreed to end its collaboration with UCB Farchim, S.A. (UCB) and regained full rights to its allergy program. During the quarter ended June 30, 2005, the Company received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. During the six months ended June 30, 2005, the Company accelerated the recognition of $7.0 million in deferred revenue related to the collaboration, as the Company had no ongoing obligations under the collaboration, and also recognized revenue associated with cash received following the ending of the collaboration.
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
     In connection with these license agreements, the Company incurred license fees of $20,000 during the first six months of 2005 and 2004 which was recorded as research and development expense, and the Company incurred patent expenses of $0.2 million and $0.1 million during the six months ended June 30, 2005 and 2004, respectively, which was recorded as general and administrative expense. As partial consideration for the technology licenses, the Company also incurred a $0.4 million one-time charge due upon the closing of the Company’s initial public offering in the first quarter of 2004, which was recorded as research and development expense. Additionally, as partial consideration for the technology licenses, the Company paid $0.2 million to UC related to the collaboration with UCB. During the six months ended June 30, 2005, in conjunction with the ending of the UCB collaboration, the Company incurred $0.1 million in research and development expense from the accelerated amortization of the prepaid technology licenses fee.
BioSeek, Inc.
     In June 2003, the Company entered into a development collaboration agreement with BioSeek, Inc. to analyze and characterize the activity of certain compounds using BioSeek’s technology with the objective of advancing the development of such compounds. Under this agreement, the Company will make various payments to BioSeek based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. The agreement may be terminated by either party. During the six months ended June 30, 2005, we paid BioSeek $0.3 million associated with the achievement of a contractual milestone.
Other Agreements
     In the third quarter of 2003, the Company was awarded government grants totaling $8.4 million to be received over as long as three and one-half years, assuming annual review criteria are met, to fund research and development of certain biodefense programs.

Revenue associated with these grants is recognized as the related expenses are incurred. During the second quarter of 2005, the indirect cost rate associated with these grants was approved by the National Institutes of Health. As a result, the grant revenue for the quarter ended June 30, 2005 of approximately $1.0 million included a one-time increase of $0.5 million, reflecting the adjustment under the government grant awards from the previously utilized minimum cost overhead rate allowable to the final approved rate.
     In the fourth quarter of 2004, the Company was awarded $0.5 million from the Alliance for Lupus Research to be received during 2005 and 2006 to fund research and development of new treatment approaches for lupus. For the six months ended June 30, 2005, we recognized revenue of approximately $0.1 million associated with the lupus grant.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Shares used to compute basic and diluted net income (loss) per share	24,745,456	24,593,881	24,733,707	17,720,420
     Certain potentially dilutive shares were excluded from the shares used to compute diluted net income (loss) per share since their inclusion would have been anti-dilutive, either because the options’ exercise prices exceeded the average fair market value of the stock during the period or due to the loss for the period.
6. Stockholders’ Equity
     At June 30, 2005, there were 24,747,817 shares of our common stock issued and outstanding.
     Activity under our stock option plans is set forth below:

	Options
	Available	Number of Options	Weighted-Average
	for Grant	Outstanding	Price Per Share
Balance at December 31, 2004 (1,528,007 exercisable at $2.55 weighted-average price per share)	3,342,976	1,828,314	$ 3.17
Options authorized	400,000	—	—
Options granted	(741,450)	741,450	$ 6.78
Options exercised	—	(136,114)	$ 1.51
Options canceled	10,593	(10,593)	$ 6.19
Shares repurchased	27,817	—	$ 7.19
Shares retired	(27,817)	—	$ 7.19

Balance at June 30, 2005 (1,438,446 exercisable at $2.83 weighted-average price per share)	3,012,119	2,423,057	$ 4.36

     In April 2005, in accordance with the terms of the 2004 Stock Incentive Plan, the Board of Directors approved an increase of 400,000 shares of common stock available for grant. During the six months ended June 30, 2005, we issued 136,114 shares of common stock resulting from option exercises, of which 27,817 shares were surrendered to the Company in lieu of cash payment for the option exercise.

     Employee and director stock-based compensation expense and non-employee stock-based compensation expense for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Employees and directors stock-based compensation expense	$336	$578	$668	$1,204
Non-employees stock-based compensation expense	—	12	(15)	12

Total	$336	$590	$653	$1,216

     In April 2005, in accordance with the terms of the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), the Board of Directors approved an increase of 246,000 shares of common stock available for purchase. During the six months ended June 30, 2005, employees acquired 12,374 shares of our common stock. At June 30, 2005, 470,929 shares of our common stock remained available for future purchases under the Purchase Plan.
     Also in April 2005, the Company adopted a compensation plan for its Board of Directors in the form of revisions to its 2004 Non-employee Director Option Program and 2004 Director Cash Compensation Program. The plan generally provides that each director, other than the chair of the board, receive an option to purchase 20,000 shares of common stock on April 14, 2005, subsequent annual grants at the stockholders’ meeting (beginning with the 2006 meeting) of 10,000 shares each year thereafter, a $20,000 annual retainer, and $2,000 for each in-person board meeting or $500 for each telephonic board meeting attended. The plan also provides that the chair of the board receive an option to purchase 30,000 shares of common stock on April 14, 2005, subsequent annual grants at the stockholders’ meeting (beginning with the 2006 meeting) of 10,000 shares each year thereafter, a $30,000 annual retainer, and $2,000 for each in-person board meeting or $500 for each telephonic board meeting attended. In addition, the plan provides that the chair of the Audit Committee, Compensation Committee and Nominating Committee receive an annual retainer of $15,000, $6,000 and $3,000, respectively. Directors attending meetings of the Audit Committee will receive $1,500 per in-person meeting or $500 per telephonic meeting. Directors attending meetings of the Compensation and Nominating Committees will receive $1,000 per in-person meeting or $500 per telephonic meeting.
     Certain of the Company’s directors and their affiliates beneficially owned or controlled approximately 17% of our outstanding common stock as of June 30, 2005. For the three and six months ended June 30, 2005, the Company incurred approximately $41,000 in general and administrative expense associated with payments to these directors under the compensation plan.
7. Related Party Transactions
     From September 2000 through June 2001, the Company loaned $0.8 million to certain key employees and officers for the exercise of incentive stock options. These are full recourse notes, which accrue interest at rates ranging from 5.02% to 6.22% and are due through November 2005. The shares of common stock held by the employees collateralize these notes. During the six months ended June 30, 2005, approximately $0.1 million was repaid to the Company. As of June 30, 2005, the remaining balance of the notes receivable from shareholders was $0.3 million.

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
Overview
     We discover, develop, and intend to commercialize innovative products to treat and prevent allergies, infectious diseases, and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our clinical development programs are based on immunostimulatory sequences, or ISS, which are short DNA sequences that we believe enhance the ability of the immune system to fight disease and control chronic inflammation. The most advanced clinical programs in Dynavax’s ISS-based pipeline are a ragweed allergy immunotherapeutic and a hepatitis B vaccine.
     We have developed a novel injectable product candidate to treat ragweed allergy that we call AIC (for Amb a1 ISS Conjugate). AIC has completed Phase II trials, and is currently completing a two-year Phase II/III clinical trial. At the end of 2004, we reported that the one-year interim analysis of this Phase II/III trial showed a clear positive trend relative to the trial’s major endpoint of nasal symptom scores, as well as other secondary endpoints, following the 2004 ragweed season. We intend to complete the Phase II/III clinical trial. In 2005, we initiated a clinical trial in ragweed allergic children designed to support our Phase III pivotal program. Pending the outcome of discussions with the U.S. Food and Drug Administration (FDA) and the results of the Phase II/III study, we plan to initiate a pivotal Phase III clinical program in early 2006.
     We have developed a product candidate for hepatitis B prophylaxis. A Phase II/III trial in subjects who are more difficult to immunize with conventional vaccines is currently underway in Singapore. Results from an interim analysis of the Phase II/III trial showed that our vaccine demonstrated statistically significant superiority in protective antibody response and robustness of protective effect after two vaccinations when compared to GlaxoSmithKline’s Engerix-B® vaccine. Results from the primary endpoint analysis of this trial showed statistically significant superiority in protective antibody response and robustness of protective effect after three vaccinations when compared to Engerix-B. Results from a Phase II clinical trial in healthy adults conducted earlier in 2004 showed that our vaccine induced a more robust and durable antibody response than Engerix-B. In June 2005, we initiated a pivotal Phase III trial in the older, more difficult to immunize population in Asia. We anticipate initiating a second pivotal Phase III trial in younger adults in Canada and Europe in early 2006. We believe that strategic opportunities for our vaccine exist in selected countries worldwide. Our initial commercialization strategies will likely target these markets and focus on high-value, underserved populations. These populations include pre-hemodialysis patients, HIV and HCV positive patients, other populations with compromised immune systems as well as professionals in healthcare and law enforcement for whom achieving seroprotection quickly is critical.
     We have an inhaled therapeutic product candidate for treatment of asthma, which has completed a Phase IIa trial in Canada. We are performing additional preclinical work to optimize the route of administration and regimen for the asthma clinical program and have postponed additional clinical trials in asthma.
     For the six months ended June 30, 2005, our net loss was $3.5 million, compared to $6.8 million for the same period in 2004. Our operating results for the first half of 2005 reflect the financial impact resulting from the ending of our development and commercialization collaboration with UCB Farchim, S.A. (UCB) that occurred in March 2005. Total revenues for the six months ended June 30, 2005 were $13.7 million, compared to $8.7 million for the same period in 2004. During the first half of 2005, 89% of our revenues were derived from our collaboration activities with UCB and the ending of our collaboration, while the remaining revenues were earned from government and private agency grants. Our ability to generate future collaboration revenue will be dependent on our ability to enter into new collaborative relationships.

     As of June 30, 2005, we had an accumulated deficit of $98.8 million. We do not have any products that generate revenue. We expect to incur substantial and increasing losses as we continue the development of our lead product candidates and preclinical and research programs. If we were to receive regulatory approval for any of our product candidates, we would be required to invest significant capital to develop, or otherwise secure through collaborative relationships, commercial scale manufacturing, marketing and sales capabilities. Even if we are able to obtain approval for our product candidates, we are likely to incur increased operating losses until product sales grow sufficiently to support the organization.
     For the year ended December 31, 2005, excluding the potential impact of any business collaborations or other transactions that may be entered into, we anticipate that our operating expenses will increase as compared to prior year in connection with our clinical development activities and overall organizational growth.
Critical Accounting Policies and the Use of Estimates
     The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2005 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
     The following table sets forth the results of operations for the quarters ended June 30, 2005 and 2004 (in thousands, except percentages):

	Three Months		Increase (Decrease)		Six Months		Increase (Decrease)
	Ended June 30,		from 2005 to 2004		Ended June 30,		from 2005 to 2004
Results of Operations:	2005	2004	$	%	2005	2004	$	%
Revenues:
Collaboration revenue	$—	$5,131	$(5,131)	(100)%	$12,199	$7,875	$4,324	55%
Grant revenue	953	361	592	164%	1,452	822	630	77%

Total revenues	$953	$5,492	$(4,539)	(83)%	$13,651	$8,697	$4,954	57%

Operating expenses:
Research and development	$7,493	$6,510	$983	15%	$13,148	$11,781	$1,367	12%
General and administrative	2,473	2,077	396	19%	4,813	3,996	817	20%

Total operating expenses	$9,966	$8,587	$1,379	16%	$17,961	$15,777	$2,184	14%

Interest income, net	$434	$186	$248	133%	$801	$305	$496	163%
Revenues
     Total revenues of approximately $1.0 million for the three months ended June 30, 2005 declined by $4.5 million compared to the same period in 2004, primarily resulting from the loss of collaboration revenue derived from our agreement with UCB as discussed below. Total revenues of $13.7 million for the six months ended June 30, 2005 increased by $5.0 million compared to the same period in 2004. Revenues for the first six months of 2005 were comprised of $12.2 million from our collaboration activities including ending our collaboration with UCB and $1.5 million from government and private agency grants.
     In March 2005, we agreed to end the collaboration with UCB and regained full rights to our allergy program. During the quarter ended June 30, 2005, we received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. During the six months ended June 30, 2005, we accelerated the recognition of $7.0 million in deferred revenue related to the collaboration, as we had no ongoing obligations under the collaboration, and also recognized revenue associated with cash received following the ending of the collaboration. Our ability to generate future collaboration revenue and obtain additional capital will be dependent on our ability to enter into new collaborative relationships.
     During the second quarter of 2005, the indirect cost rate associated with our grants from the National Institutes of Health was approved. As a result, the grant revenue for the quarter ended June 30, 2005 of approximately $1.0 million included a one-time increase of $0.5 million, reflecting the adjustment under the government grant awards from the previously utilized minimum cost overhead rate allowable to the final approved rate.

Research and Development
     Research and development expense consists primarily of outside services related to our preclinical experiments and clinical trials, regulatory filings, manufacturing our product candidates for our preclinical experiments and clinical trials; compensation and related personnel costs which include benefits, recruitment, travel and supply costs; allocated facility costs and non-cash stock-based compensation. We expense our research and development costs as they are incurred.
     The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2005 to 2004		June 30,		from 2005 to 2004
Research and development:	2005	2004	$	%	2005	2004	$	%
Compensation and related personnel costs	$2,153	$1,718	$435	25%	$4,343	$3,193	$1,150	36%
Outside services	4,312	3,852	460	12%	6,767	6,899	(132)	(2)%
Facility costs	885	596	289	48%	1,756	966	790	82%
Non-cash stock-based compensation	143	344	(201)	(58)%	282	723	(441)	(61)%

Total research and development	$7,493	$6,510	$983	15%	$13,148	$11,781	$1,367	12%

     Research and development expenses of $7.5 million and $13.1 million for the three and six months ended June 30, 2005 increased by $1.0 million, or 15%, and $1.4 million, or 12%, respectively, from the same periods in 2004. The increase over the prior year was primarily due to increased compensation and related personnel costs attributed to organizational growth. In addition, allocated rent and operating costs for our facility rose from the prior year. Outside costs for research, clinical trial and clinical manufacturing increased for the three months ended June 30, 2005 primarily associated with our ragweed allergy and hepatitis B vaccine programs. However, outside services declined for the six months ended June 30, 2005 due to higher start-up costs for our ragweed allergy program as well as expenses incurred to license technology from the Regents of the University of California in the first quarter 2004.
     During 2005, we anticipate that our research and development expense will increase as compared to prior year, in connection with our growing clinical development programs, including the AIC trial in ragweed allergic children designed to support our Phase III pivotal program and the Phase III clinical trial for our hepatitis B vaccine initiated in mid-2005.
General and Administrative
     General and administrative expense consists primarily of compensation and related personnel costs, outside services such as accounting, consulting, investor relations and insurance, legal and patent costs, allocated facility costs and non-cash stock-based compensation.
     The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2005 to 2004		June 30,		from 2005 to 2004
General and administrative:	2005	2004	$	%	2005	2004	$	%
Compensation and related personnel costs	$1,120	$962	$158	16%	$2,243	$1,647	$596	36%
Outside services	696	365	331	91%	1,274	891	383	43%
Legal and patent costs, net	342	243	99	41%	677	543	134	25%
Facility costs	122	261	(139)	(53)%	248	422	(174)	(41)%
Non-cash stock-based compensation	193	246	(53)	(22)%	371	493	(122)	(25)%

Total general and administrative	$2,473	$2,077	$396	19%	$4,813	$3,996	$817	20%

     General and administrative expenses of $2.5 million and $4.8 million for the three and six months ended June 30, 2005 increased by $0.4 million, or 19%, and $0.8 million, or 20%, respectively, from the same periods in 2004. The increase over the prior year primarily reflects higher compensation and related benefits associated with the expansion of our management team and overall organizational growth. In addition, outside services, including administrative, accounting and consulting fees, increased primarily as a result of the review and testing of our internal control systems in compliance with the requirements of the Sarbanes-Oxley Act. Legal and patent-related costs during the six months ended June 30, 2005 were net of $0.2 million in reimbursable patent interference costs.
     During 2005, we expect general and administrative expenses to increase as compared to prior year, primarily resulting from the full year impact of organizational growth that occurred in 2004 and expenses incurred to support public company compliance requirements.
Interest Income, Net
     Interest income, net of interest expense and amortization on marketable securities, was $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2005 compared to $0.2 million and $0.3 million for the same periods in 2004. The increase was primarily due to the investment of proceeds from our initial public offering in marketable securities in February 2004.
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
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $144.8 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. We completed an initial public offering in February 2004, raising net proceeds during fiscal 2004 of approximately $46.5 million from the sale of 6,900,000 shares of common stock. As of June 30, 2005, we had $58.2 million in cash, cash equivalents and marketable securities. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
     Cash used in operating activities of $6.7 million during the six months ended June 30, 2005 compared to $1.0 million for the same period in 2004. The variance from the prior year was due primarily to the one-time $8.0 million upfront payment made to us by UCB in 2004 and a decline in working capital.
     Cash used in investing activities of $4.9 million during the six months ended June 30, 2005 compared to cash provided by investing activities of $5.1 million for the same period in 2004. The variance from the prior year was due primarily to net purchases of investments.

     Cash provided by financing activities of $0.2 million during the six months ended June 30, 2005 compared to $46.4 million for the same period in 2004. Cash provided by financing activities during the first half of 2004 resulted primarily from the issuance of common stock in our initial public offering.
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
Contractual Obligations
     The following summarizes our significant contractual obligations as of June 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years
Future minimum payments under our operating lease	$7,743	$1,246	$3,459	$3,038

Total	$7,743	$1,246	$3,459	$3,038

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
     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2005 and is collateralized by a certificate of deposit which has been included in restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
     We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of June 30, 2005, under the terms of our agreements with a contract research organization (CRO) and clinical investigator, we are obligated to make future payments as services are provided of up to $13.4 million through 2008. This agreement is terminable by us upon written notice to the CRO and we are only liable for actual effort expended by the CRO at any point in time during the contract.
     In March 2005, we agreed to end the collaboration with UCB and regained full rights to our allergy program. We assume financial responsibility for all further clinical, regulatory, manufacturing and commercial activities related to AIC and for preclinical development programs in grass and in peanut allergy. During the quarter ended June 30, 2005, we received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. The March 2005 agreement also provides for the continued partial reimbursement of certain patent interference fees and expenses, if and as incurred by the Company, subject to a maximum amount.
     Under the terms of the exclusive license agreements with the Regents of the University of California, we are obligated to pay annual license or maintenance fees and will be required to pay future milestones and royalties on net sales of products originating from the licensed technologies. As partial consideration for the technology licenses, during the first quarter of 2004 we paid one-time charges of $0.4 million upon the closing of the Company’s initial public offering and $0.2 million related to the collaboration with UCB. No other milestones were achieved as of June 30, 2005.
     Under the development collaboration agreement with BioSeek, Inc., we will make various payments based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. During the six months ended June 30, 2005, we paid BioSeek $0.3 million associated with the achievement of a contractual milestone.
     Under the terms of an agreement with Berna Biotech, we agreed to make certain commercialization and sales milestone payments to Berna regarding the Company’s hepatitis B vaccine. None of these milestones were achieved as of June 30, 2005.
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
     We have experienced significant operating losses in each year since our inception in August 1996. Our revenue has resulted from a collaboration agreement and government and private agency grants. The UCB collaboration agreement ended in March 2005. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in 2006 at the latest. Our accumulated deficit was $98.8 million as of June 30, 2005, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts. Specifically, in 2004, we began a Phase II/III trial for AIC, an immunotherapy for ragweed allergy, and a Phase II/III trial for our hepatitis B vaccine. In 2005, we initiated a trial of AIC in ragweed allergic children designed to support our pivotal Phase III program and initiated a pivotal Phase III trial for our hepatitis B vaccine.
     We do not have any products that generate revenue. Our product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate product revenue depends upon:
•	demonstrating in clinical trials that our product candidates are safe and effective, in particular, in the planned Phase III trials for AIC and the current Phase III trial of our hepatitis B vaccine;

•	obtaining regulatory approvals for our product candidates in the U.S. and international markets;

•	entering into collaborative relationships on commercially reasonable terms for the development, manufacturing, sales and marketing of our product candidates, and then successfully managing these relationships; and

•	obtaining commercial acceptance of our products, in particular AIC and our hepatitis B vaccine.
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
     We will need to demonstrate in clinical trials that each product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. We initiated a two-year, multi-site Phase II/III trial in the first quarter of 2004 in the U.S. for AIC. Pending the outcome of discussions with the FDA and the results of the Phase II/III study, we plan to initiate a pivotal Phase III AIC clinical program in early 2006. We have initiated a pivotal Phase III trial for our hepatitis B vaccine in Asia. We anticipate initiating a second pivotal Phase III trial in Canada and Europe in early 2006. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval in their jurisdictions.
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
     Suspension, termination or unanticipated delays of our clinical trials for AIC or hepatitis B may:
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
     In addition, we do not currently have a contract manufacturer for AIC or sufficient AIC to supply our potential commercial needs. We believe that our existing supplies of AIC are sufficient for us to conduct our current Phase III clinical trial in ragweed allergic children. We intend to enter into manufacturing agreements with one or more commercial-scale contract manufacturers to produce additional supplies of AIC as required for new clinical trials and commercialization. If we are unable to complete such agreements, we would have to establish an internal commercial scale manufacturing capability for AIC, incurring increased capital and operating costs, delays in the commercial development of AIC and higher manufacturing costs than we have experienced to date.
We have or intend to contract with one or more third parties to conduct our clinical trials for AIC and our hepatitis B vaccine. If these third parties do not carry out their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize AIC or our hepatitis B vaccine.
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
     In particular, treatment with AIC, if approved, will require a series of injections, and we expect that some of the patients that currently take oral or inhaled pharmaceutical products to treat their allergies would not consider using our product. We believe that market acceptance of AIC will also depend on our ability to offer competitive pricing, increased efficacy and improved ease of use as compared to existing or potential new allergy treatments.
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
We face uncertainty related to coverage, pricing and reimbursement and the practices of third party payors, which may make it difficult or impossible to sell our product candidates on commercially reasonable terms.
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
We depend on key employees in a competitive market for skilled personnel, and the loss of the services of any of our key employees would affect our ability to develop and commercialize our product candidates and achieve our objectives.
     We are highly dependent on the principal members of our management, operations and scientific staff. We experience intense competition for qualified personnel. Our future success also depends in part on the continued service of our executive management team, key scientific and management personnel and our ability to recruit, train and retain essential scientific personnel for our drug discovery and development programs, including those who will be responsible for overseeing our preclinical testing and clinical trials as well as for the establishment of collaborations with other companies. If we lose the services of any of these people, our research and product development goals, including the identification and establishment of key collaborations, operations and marketing efforts could be delayed or curtailed.
We intend to develop, seek regulatory approval for and market our product candidates outside the U.S., requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our hepatitis B vaccine and therapeutic product candidates.
     We plan to introduce our hepatitis B vaccine in various markets initially outside the U.S. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial burdens on our resources and divert management’s attention from domestic operations. We may also conduct operations in other foreign jurisdictions.
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
     Our research and product development activities involve the controlled storage, use and disposal of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We are currently in compliance with all government permits that are required for the storage, use and disposal of these materials. However, we cannot eliminate the risk of accidental contamination or injury to persons or property from these materials. In the event of an accident related to hazardous materials, we could be held liable for damages, cleanup costs or penalized with fines, and this liability could exceed the limits of our insurance policies and exhaust our internal resources. We may have to incur significant costs to comply with future environmental laws and regulations.
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
     We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. Legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved. The biopharmaceutical patent environment outside the U.S. is even more uncertain. We may be particularly affected by this uncertainty, given that several of our product candidates may address market opportunities outside the U.S. For example, we expect to market our hepatitis B vaccine, if approved, in various countries with high incidences of hepatitis B, including Canada, Europe and selected markets in Asia. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:
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
Our stock price is subject to volatility, and your investment may suffer a decline in value.
     The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:
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
     Our executive officers, directors and their affiliates beneficially owned or controlled approximately 19% of our outstanding common stock as of June 30, 2005. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.
     As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to comply with new reporting requirements. Compliance with Section 404 will apply in 2005, and Section 404 reporting will first occur in our Form 10-K for our fiscal year ending December 31, 2005. There can be no assurance that we will be able to complete a favorable assessment as to the adequacy of our internal control reporting.
The adoption of Statement of Financial Accounting Standard No. 123R and changes to existing accounting pronouncements, rules or practices may affect how we conduct our business and affect our reported financial results.
     On December 16, 2004, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 123R (revised 2004), "Share-Based Payment" which will require us to measure compensation costs for all stock-based compensation at fair value. We will adopt FAS No. 123R as of January 1, 2006. Adoption of FAS No. 123R could have a material impact on our financial statements, as we will be required to record compensation expense in our statement of operations for stock option grants and stock purchases under our employee stock purchase plan, rather than disclose the impact on our net loss within our footnotes, as is our current practice. The impact of adoption of FAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Changes to existing rules, current practices, or future changes, if any, may adversely affect our reported financial results or the way we conduct our business.

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
     Foreign Currency Risk. We have no significant investments outside the U.S. and have nominal transactional foreign currency risk because nearly all of our business is transacted in U.S. dollars. As a result, we currently have little exposure to foreign exchange rate fluctuations.
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
(b) Changes in internal controls
     No changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Shareholders on June 15, 2005. The proposals voted on by the Company shareholders and the voting results were as follows:
     Proposal 1: Election of Class II Directors
     The election of directors was approved as follows:

	For	Withhold
Jan Leschly	20,332,947	21,731
Louis C. Bock	20,260,344	94,334
     The terms of office of Daniel S. Janney, Dennis A. Carson, Dino Dina, M.D., Denise M. Gilbert and Arnold L. Oronsky also continued after the meeting.
     Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm
     Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2005 as follows:

For	Against	Abstain
20,349,289	3,201	2,188
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Reports on Form 8-K

Date	Item Reported
April 28, 2005	We furnished a Current Report on Form 8-K on April 28, 2005, announcing our financial results for the quarter ended March 31, 2005.
April 18, 2005	We filed a Current Report on Form 8-K on April 18, 2005, announcing the adoption of a compensation plan for our Board of Directors.
     (b) Exhibits

Exhibit
Number	Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION
	By:	/s/ Dino Dina, M.D.
Dino Dina, M.D.
Date: August 9, 2005		President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Deborah A. Smeltzer
Deborah A. Smeltzer
Date: August 9, 2005		Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Timothy G. Henn
Timothy G. Henn
Date: August 9, 2005		Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)