Form 10-Q
period 2005-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2005-11-14
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER: 000-1029142
DYNAVAX TECHNOLOGIES CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0728374
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
2929 Seventh St., Suite 100
Berkeley, CA 94710-2753
(Address Of The Registrant’s Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: (510) 848-5100
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2005 was 29,757,740.

INDEX
DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, our future research and development, our preclinical and clinical product development efforts, our ability to commercialize our product candidates, the timing of the introduction of our products, the effect of GAAP accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.
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

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$19,168	$16,590
Marketable securities	31,561	49,254
Restricted cash	408	408
Accounts receivable	1,061	3,131
Prepaid expenses and other current assets	1,806	1,396

Total current assets	54,004	70,779
Property and equipment, net	2,286	2,465
Other assets	412	402

Total assets	$56,702	$73,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,259	$1,391
Accrued liabilities	3,910	4,371
Deferred revenues	—	1,000

Total current liabilities	6,169	6,762

Deferred revenues, noncurrent	750	6,750
Other long-term liabilities	205	258

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock: $0.001 par value; 100,000 shares authorized at September 30, 2005 and December 31, 2004; 24,758 and 24,627 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	25	25
Additional paid-in capital	159,173	159,074
Deferred stock compensation	(2,383)	(3,366)
Notes receivable from stockholders	(8)	(419)
Accumulated other comprehensive loss:
Unrealized loss on marketable securities available-for-sale	(96)	(102)
Cumulative translation adjustment	(4)	—
Accumulated deficit	(107,129)	(95,336)

Total stockholders’ equity	49,578	59,876

Total liabilities and stockholders’ equity	$56,702	$73,646

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Collaboration revenue	$—	$3,769	$12,199	$11,644
Grant revenue	404	(109)	1,856	713

Total revenues	404	3,660	14,055	12,357
Operating expenses:
Research and development	6,797	5,928	19,945	17,709
General and administrative	2,319	2,017	7,132	6,013

Total operating expenses	9,116	7,945	27,077	23,722

Loss from operations	(8,712)	(4,285)	(13,022)	(11,365)
Interest income, net	428	252	1,229	557

Net loss	$(8,284)	$(4,033)	$(11,793)	$(10,808)

Basic and diluted net loss per share	$(0.33)	$(0.16)	$(0.48)	$(0.54)

Shares used to compute basic and diluted net loss per share	24,751	24,609	24,740	20,034

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net loss	$(11,793)	$(10,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	578	307
Loss on disposal of property and equipment	—	18
Accretion and amortization on marketable securities	850	80
Interest accrued on notes receivable from stockholders	(16)	(29)
Amortization of stock-based compensation expense	961	1,944
Changes in operating assets and liabilities:
Accounts receivable	2,070	(3,324)
Prepaid expenses and other current assets	(410)	379
Other assets	(10)	(389)
Accounts payable	868	649
Accrued liabilities	(461)	1,896
Deferred revenues	(7,000)	7,250

Net cash used in operating activities	(14,363)	(2,027)

Investing activities
Purchases of marketable securities	(39,203)	—
Maturities and sales of marketable securities	56,052	5,549
Purchases of property and equipment	(452)	(1,654)

Net cash provided by investing activities	16,397	3,895

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	46,534
Proceeds from employee stock purchase plan	115	—
Exercise of stock options	6	—
Repayment of notes receivable from stockholders	427	52
Restricted cash	—	(408)

Net cash provided by financing activities	548	46,178

Effect of exchange rate on cash and cash equivalents	(4)	—

Net increase in cash and cash equivalents	2,578	48,046
Cash and cash equivalents at beginning of period	16,590	23,468

Cash and cash equivalents at end of period	$19,168	$71,514

Supplemental disclosure of non-cash investing and financing activities
Net change in unrealized loss on marketable securities	$6	$—

Change in cumulative translation adjustment	$(4)	$—

Exercise of stock options	$200	$—

Repurchase of common stock for exercise of stock options	$(200)	$—

Conversion of preferred stock upon initial public offering	$—	$83,635

Conversion of ordinary shares in Dynavax Asia upon initial public offering.	$—	$14,733

See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
     Dynavax Technologies Corporation (“Dynavax” or the “Company”) is a biopharmaceutical company that discovers, develops, and intends to commercialize innovative products to treat and prevent allergies, infectious diseases, and chronic inflammatory diseases. The Company was originally incorporated in California on August 29, 1996 and reincorporated in Delaware on March 26, 2001.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The balance sheet at December 31, 2004 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.
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
Critical Accounting Policies
     The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2005 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

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
     Under FAS No. 123R, share-based payments to employees result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Upon adoption of FAS No. 123R public companies are allowed to select from alternative transition methods, each having different reporting implications. FAS No. 123R is effective for the fiscal year beginning after June 15, 2005, and applies to all outstanding and unvested share-based payments as of the adoption date.
     The Company will adopt FAS No. 123R as of January 1, 2006. The adoption of FAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because the Company is in the process of reevaluating our methodology used to determine fair value, including consideration of an option-pricing model and related assumptions, and the method of adoption. In addition, the impact of adoption will depend on levels of share-based payments granted in the future.
Stock-Based Compensation
     As permitted under FAS No. 123, “Accounting for Stock-Based Compensation” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company continues to recognize employee stock compensation under the intrinsic value method of accounting as prescribed by APB No. 25 and its interpretations. Under APB No. 25, compensation expense is based on the difference, if any, between the estimated fair value of our common stock and the option exercise price on the date of grant. The Company accounts for stock compensation to non-employees in accordance with FAS No. 123, as amended by FAS No. 148 and EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”
     The following table illustrates the pro forma effect on our net loss and net loss per share as if the Company had applied the fair value recognition provisions of FAS No. 123 to employee stock compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,284)	$(4,033)	$(11,793)	$(10,808)
Add: Stock-based employee compensation expense included in net loss	307	549	975	1,753
Less: Stock-based employee compensation expense determined under the fair value based method	(739)	(745)	(2,156)	(2,242)

Net loss, pro forma	$(8,716)	$(4,229)	$(12,974)	$(11,297)

Net loss per share:
Basic and diluted net loss, as reported	$(0.33)	$(0.16)	$(0.48)	$(0.54)

Basic and diluted net loss, pro forma	$(0.35)	$(0.17)	$(0.52)	$(0.56)

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

     The estimated fair value of each option and employee purchase right is estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted-average assumptions:

					Employee Stock
	Employee Stock Options				Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
Weighted-average fair value	$3.42	$4.75	$3.82	$5.54	$2.15	$3.21
Risk-free interest rate	4.1%	3.1%	3.7%	3.0%	3.4%	2.0%
Expected life (in years)	4	4	4	4	0.5	0.5
Volatility	0.68	1.0	0.73	1.0	0.71	1.0
3. Commitments and Contingencies
     The Company leases its facility under an operating lease that expires in September 2014. The lease can be terminated by the Company at no cost in September 2009 but otherwise extends automatically until September 2014.
     Our facility lease agreement provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our lease agreement provides a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004. The lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to this operating lease for the nine months ended September 30, 2005 was $1.1 million. Deferred rent was $0.1 million as of September 30, 2005.
     The Company has entered into a sublease agreement for a certain portion of the leased space with scheduled payments to the Company of $339,990 annually through 2007. This sublease agreement provides the Company an option for early termination in August 2006 but otherwise extends automatically until August 2007.
     Future minimum payments under the non-cancelable portion of our operating lease at September 30, 2005, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2005	$421
2006	1,704
2007	1,755
2008	1,807
2009	1,231

$6,918

     During the fourth quarter of 2004, the Company established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2005 and is collateralized by a certificate of deposit which has been included in restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
     The Company relies on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of September 30, 2005, under the terms of our agreements with a contract research organization (CRO) and clinical investigator, the Company is obligated to make future payments as services are provided of up to $13.2 million through 2008. These agreements are terminable by the Company upon written notice to the CRO and the Company is only liable for actual effort expended by the CRO at any point in time during the contract.
     The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officers or directors are or were serving at the Company’s request in such capacity.

The term of the indemnification period is for each officer or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure up to $10.0 million and may enable the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities relating to these contracts. These indemnification provisions generally survive termination of the underlying agreement. In certain circumstances, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.
4. Collaborative Research, Development, and License Agreements
UCB Farchim, S.A.
     In March 2005, the Company agreed to end its collaboration with UCB Farchim, S.A. (UCB) and regained full rights to its allergy program. During the quarter ended June 30, 2005, the Company received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. Collaboration revenue for the nine months ended September 30, 2005 included accelerated recognition of $7.0 million in deferred revenue as the Company had no ongoing obligations under the collaboration and also included revenue associated with cash received following the ending of the collaboration.
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
     In connection with these license agreements, the Company incurred license fees of $20,000 during the first nine months of 2005 and 2004 which was recorded as research and development expense, and the Company incurred patent expenses of $0.2 million and $0.3 million during the nine months ended September 30, 2005 and 2004, respectively, which was recorded as general and administrative expense. As partial consideration for the technology licenses, the Company also incurred a $0.4 million one-time charge due upon the closing of the Company’s initial public offering in the first quarter of 2004, which was recorded as research and development expense. Additionally, as partial consideration for the technology licenses, the Company paid $0.2 million to UC related to the collaboration with UCB. During the nine months ended September 30, 2005, in conjunction with the ending of the UCB collaboration, the Company incurred $0.1 million in research and development expense from the accelerated amortization of the prepaid technology licenses fee.
BioSeek, Inc.
     In June 2003, the Company entered into a development collaboration agreement with BioSeek, Inc. to analyze and characterize the activity of certain compounds using BioSeek’s technology with the objective of advancing the development of such compounds. Under this agreement, the Company will make various payments to BioSeek based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. During the nine months ended September 30, 2005, the Company paid BioSeek $0.3 million associated with the achievement of a contractual milestone.

Other Agreements
     In the third quarter of 2003, the Company was awarded government grants totaling $8.4 million to be received over as long as three and one-half years, assuming annual review criteria are met, to fund research and development of certain biodefense programs. Revenue associated with these grants is recognized as the related expenses are incurred. During the second quarter of 2005, the indirect cost rate associated with these grants was approved by the National Institutes of Health. As a result, grant revenue for the nine months ended September 30, 2005 included a one-time increase of $0.5 million, reflecting the adjustment under the government grant awards from the previously utilized minimum cost overhead rate allowable to the final approved rate.
     In the fourth quarter of 2004, the Company was awarded $0.5 million from the Alliance for Lupus Research to be received during 2005 and 2006 to fund research and development of new treatment approaches for lupus. For the nine months ended September 30, 2005, the Company recognized revenue of approximately $0.2 million associated with the lupus grant.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Shares used to compute basic and diluted net income (loss) per share	24,751,479	24,609,156	24,739,697	20,033,426
     Certain potentially dilutive shares were excluded from the shares used to compute diluted net income (loss) per share since their inclusion would have been anti-dilutive, either because the options’ exercise prices exceeded the average fair market value of the stock during the period or due to the loss for the period.
6. Stockholders’ Equity
     At September 30, 2005, there were 24,757,740 shares of our common stock issued and outstanding. Activity under our stock option plans is set forth below:

	Options
	Available	Number of Options	Weighted-Average
	for Grant	Outstanding	Price Per Share
Balance at December 31, 2004 (1,528,007 exercisable at $2.55 weighted-average price per share)	3,342,976	1,828,314	$3.17
Options authorized	400,000	—	—
Options granted	(808,400)	808,400	$6.73
Options exercised	—	(136,416)	$1.51
Options canceled	18,471	(18,471)	$6.63
Shares repurchased	27,817	—	$7.19
Shares retired	(27,817)	—	$7.19

Balance at September 30, 2005 (1,514,374 exercisable at $3.01 weighted-average price per share)	2,953,047	2,481,827	$4.40

     In April 2005, in accordance with the terms of the 2004 Stock Incentive Plan, the Board of Directors approved an increase of 400,000 shares of common stock available for grant. During the nine months ended September 30, 2005, the Company issued 136,416 shares of common stock resulting from option exercises, of which 27,817 shares were surrendered to the Company in lieu of cash payment for the option exercise.

     Employee and director stock-based compensation expense and non-employee stock-based compensation expense for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Employees and directors stock-based compensation expense	$307	$549	$975	$1,753
Non-employees stock-based compensation expense	1	179	(14)	191

Total	$308	$728	$961	$1,944

     In April 2005, in accordance with the terms of the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), the Board of Directors approved an increase of 246,000 shares of common stock available for purchase. During the nine months ended September 30, 2005, employees acquired 21,995 shares of our common stock. At September 30, 2005, 461,308 shares of our common stock remained available for future purchases under the Purchase Plan.
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
     Certain of the Company’s directors and their affiliates beneficially owned or controlled approximately 12% of our outstanding common stock as of September 30, 2005. For the three and nine months ended September 30, 2005, the Company incurred approximately $37,000 and $68,000, respectively, in general and administrative expense associated with payments to these directors under the compensation plan.
7. Related Party Transactions
     From September 2000 through June 2001, the Company loaned $0.8 million to certain key employees and officers for the exercise of incentive stock options. These are full recourse notes, which accrue interest at rates ranging from 5.02% to 6.22% and are due through November 2005. The shares of common stock held by the employees collateralize these notes. During the nine month period ended September 30, 2005, approximately $0.4 million was repaid to the Company. As of September 30, 2005, the remaining balance of the notes receivable from stock holders was approximately $8,000.
8. Subsequent Events
     On October 14, 2005 the Company announced the closing of an underwritten public offering of 5,000,000 shares of its common stock at a price of $6.25 per share. The offering was made under the company’s existing shelf registration statement, filed in August 2005, and resulted in net proceeds to the company of approximately $29.4 million, after payment of underwriting discounts and commissions, but excluding offering expenses. On November 10, 2005 the underwriters purchased an additional 720,000 shares through the exercise of an option granted in conjunction with the offering, resulting in additional net proceeds to the company of approximately $4.2 million, after payment of underwriting discounts and commissions, but excluding offering expenses. The offering, including the exercise of the over-allotment option resulted in the total sale of 5,720,000 shares of the Company’s common stock with net proceeds to the Company of approximately $33.6 million, after payment of underwriting discounts and commissions, but excluding offering expenses.

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
     We have developed a novel injectable product candidate to treat ragweed allergy that we call TOLAMBA™ (formerly, Amb a 1 ISS Conjugate or AIC). TOLAMBA has completed Phase II trials, and is currently completing a two-year Phase II/III clinical trial. At the end of 2004, we reported that the one-year interim analysis of this Phase II/III trial showed a clear positive trend relative to the trial’s major endpoint of nasal symptom scores, as well as other secondary endpoints, following the 2004 ragweed season. We intend to complete the Phase II/III clinical trial. In 2005, we initiated a clinical trial in ragweed allergic children designed to support our planned Phase III pivotal program. Pending the results of the Phase II/III study and the outcome of discussions with the U.S. Food and Drug Administration (FDA), we plan to initiate a pivotal Phase III clinical program in early 2006.
     We have developed a product candidate for hepatitis B prophylaxis called HEPLISAV™. A Phase II/III trial in subjects who are more difficult to immunize with conventional vaccines conducted in Singapore has been completed. Results from the final analysis of this trial showed statistically significant superiority in protective antibody response and robustness of protective effect after three vaccinations when compared to Engerix-B. Results from a Phase II clinical trial in healthy adults conducted earlier in 2004 showed that HEPLISAV induced a more robust and durable antibody response than Engerix-B. In June 2005, we initiated a pivotal Phase III trial in the older, more difficult to immunize population in Asia. We anticipate initiating a second pivotal Phase III trial in adults in Canada in the first half of 2006. We believe that strategic opportunities for HEPLISAV exist in selected countries worldwide. Our initial commercialization strategies will likely target these markets and focus on high-value, underserved populations. These populations include pre-hemodialysis patients, HIV and HCV positive patients, other populations with compromised immune systems as well as professionals in healthcare and law enforcement for whom achieving seroprotection quickly is critical. In October, we announced the initiation of a US-based Phase 1 clinical trial of HEPLISAV in patients with end-stage renal failure (pre-hemodialysis).
     We have an inhaled therapeutic product candidate for treatment of asthma, which has completed a Phase IIa trial in Canada. We are performing additional preclinical work to optimize the route of administration and regimen for the asthma clinical program and have postponed additional clinical trials in asthma.
     We are evaluating the potential of ISS to enhance the effect of monoclonal antibodies in cancer therapies. We have conducted an open-label Phase I, dose-escalation trial of ISS in combination with Rituximab in 20 patients with Non-Hodgkin’s lymphoma (NHL). Results of this study showed dose dependent pharmacological activity without significant toxicity. A follow-up Phase II trial of ISS with Rituximab in NHL is currently underway in 30 patients with histologically confirmed CD20+, B-cell follicular NHL who have received at least one previous treatment regimen for lymphoma. The primary objective is to assess the proportion of patients who are alive and without disease progression one year after initiating Rituximab therapy. Mechanistic studies will be performed to characterize the enhancement of antitumor activity by ISS.

     For the nine months ended September 30, 2005, our net loss was $11.8 million, compared to $10.8 million for the same period in 2004. Our year to date operating results for 2005 reflect the financial impact resulting from the ending of our development and commercialization collaboration with UCB Farchim, S.A. (UCB) that occurred in March 2005. Total revenues for the nine months ended September 30, 2005 were $14.1 million, compared to $12.4 million for the same period in 2004. During the nine month period of 2005, 87% of our revenues were derived from our collaboration activities with UCB and the ending of our collaboration, while the remaining revenues were earned from government and private agency grants. Our ability to generate future collaboration revenue will be dependent on our ability to enter into new collaborative relationships.
     As of September 30, 2005, we had an accumulated deficit of $107.1 million. We do not have any products that generate revenue. We expect to incur substantial and increasing losses as we continue the development of our lead product candidates and preclinical and research programs. If we were to receive regulatory approval for any of our product candidates, we would be required to invest significant capital to develop, or otherwise secure through collaborative relationships, commercial scale manufacturing, marketing and sales capabilities. Even if we are able to obtain approval for our product candidates, we are likely to incur increased operating losses until product sales grow sufficiently to support the organization.
     In October 2005 we raised proceeds of approximately $29.4 million, net of underwriting discounts and commissions, but excluding offering expenses, in an underwritten public offering of 5,000,000 shares of common stock. In November the underwriters of the offering exercised an option to purchase an additional 720,000 shares of common stock to cover over-allotments resulting in additional proceeds of approximately $4.2 million, net of underwriting discounts and commissions, but excluding offering expenses. We intend to use the proceeds from this offering for general corporate purposes, including clinical trials, research and development expenses and general and administrative expenses.
     For the year ended December 31, 2005, excluding the potential impact of any business collaborations or other transactions that may be entered into, we anticipate that our operating expenses will increase as compared to prior year in connection with our clinical development activities and overall organizational growth.
Critical Accounting Policies and the Use of Estimates
     The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2005 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
     The following table sets forth the results of operations for the quarters ended September 30, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2005 to 2004		September 30,		from 2005 to 2004
Results of Operations:	2005	2004	$	%	2005	2004	$	%
Revenues:
Collaboration revenue	$—	$3,769	$(3,769)	(100)%	$12,199	$11,644	$555	5%
Grant revenue	404	(109)	513	471%	1,856	713	1,143	160%

Total revenues	$404	$3,660	$(3,256)	(89)%	$14,055	$12,357	$1,698	14%

Operating expenses:
Research and development	$6,797	$5,928	$869	15%	$19,945	$17,709	$2,236	13%
General and administrative	2,319	2,017	302	15%	7,132	6,013	1,119	19%

Total operating expenses	$9,116	$7,945	$1,171	15%	$27,077	$23,722	$3,355	14%

Interest income, net	$428	$252	$176	70%	$1,229	$557	$672	121%
  Revenues
     Total revenues of approximately $0.4 million for the three months ended September 30, 2005 declined by $3.3 million compared to the same period in 2004, primarily resulting from the loss of collaboration revenue derived from our agreement with UCB as discussed below.

Total revenues of $14.1 million for the nine months ended September 30, 2005 increased by $1.7 million compared to the same period in 2004. Revenues for the first nine months of 2005 were comprised of $12.2 million from our collaboration activities including ending our collaboration with UCB and $1.9 million from government and private agency grants.
     In March 2005, we agreed to end the collaboration with UCB and regained full rights to our allergy program. During the quarter ended June 30, 2005, we received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. Collaboration revenue for the nine months ended September 30, 2005 included accelerated recognition of $7.0 million in deferred revenue as we had no ongoing obligations under the collaboration and also included revenue associated with cash received following the ending of the collaboration. Our ability to generate future collaboration revenue and obtain additional capital will be dependent on our ability to enter into new collaborative relationships. Until we enter into new collaboration arrangements, we expect our future revenues will be limited to government and private agency grants, which will be significantly lower than during the period when we had our collaboration agreement with UCB.
     During the second quarter of 2005, the indirect cost rate associated with our grants from the National Institutes of Health was approved. As a result, the grant revenue for the nine months ended September 30, 2005 included an increase of $0.5 million, reflecting the adjustment under the government grant awards from the previously utilized minimum cost overhead rate allowable to the final approved rate.

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
     The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2005 to 2004		September 30,		from 2005 to 2004
Research and development:	2005	2004	$	%	2005	2004	$	%
Compensation and related personnel costs	$2,162	$1,613	$549	34%	$6,505	$4,806	$1,699	35%
Outside services	3,571	3,360	211	6%	10,338	10,259	79	1%
Facility costs	922	611	311	51%	2,678	1,577	1,101	70%
Non-cash stock-based compensation	142	344	(202)	(59)%	424	1,067	(643)	(60)%

Total research and development	$6,797	$5,928	$869	15%	$19,945	$17,709	$2,236	13%

     Research and development expenses of $6.8 million and $20.0 million for the three and nine months ended September 30, 2005 increased by $0.9 million, or 15%, and $2.2 million, or 13%, respectively, from the same periods in 2004. The increase over the prior year was primarily due to increased compensation and related personnel costs attributed to organizational growth. In addition, allocated rent and operating costs for our facility rose from the prior year. Outside costs for research, clinical trial and clinical manufacturing increased for the three months ended September 30, 2005 primarily associated with our ragweed allergy and hepatitis B vaccine programs.
     During 2005, we anticipate that our research and development expense will increase as compared to prior year, in connection with our growing clinical development programs, including the TOLAMBA trial in ragweed allergic children designed to support our planned Phase III pivotal program and the Phase III clinical trial for our hepatitis B vaccine initiated in mid-2005.
  General and Administrative
     General and administrative expense consists primarily of compensation and related personnel costs, outside services such as accounting, consulting, investor relations and insurance, legal and patent costs, allocated facility costs and non-cash stock-based compensation.
     The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2005 to 2004		September 30,		from 2005 to 2004
General and administrative:	2005	2004	$	%	2005	2004	$	%
Compensation and related personnel costs	$1,110	$807	$303	38%	$3,353	$2,454	$899	37%
Outside services	657	379	278	73%	1,931	1,270	661	52%
Legal and patent costs, net	258	306	(48)	(16)%	935	849	86	10%
Facility costs	128	141	(13)	(9)%	376	563	(187)	(33)%
Non-cash stock-based compensation	166	384	(218)	(57)%	537	877	(340)	(39)%

Total general and administrative	$2,319	$2,017	$302	15%	$7,132	$6,013	$1,119	19%

     General and administrative expenses of $2.3 million and $7.1 million for the three and nine months ended September 30, 2005 increased by $0.3 million, or 15%, and $1.1 million, or 19%, respectively, from the same periods in 2004. The increase over the prior year primarily reflects higher compensation and related benefits associated with the expansion of our management team and overall organizational growth. In addition, outside services, including administrative, accounting and consulting fees, increased primarily as a result of the review and testing of our internal control systems in compliance with the requirements of the Sarbanes-Oxley Act. Legal and patent-related costs during the nine months ended September 30, 2005 were net of $0.2 million in reimbursable patent interference costs.
     During 2005, we expect general and administrative expenses to increase as compared to prior year, primarily resulting from the full year impact of organizational growth that occurred in 2004 and expenses incurred to support public company compliance requirements.

  Interest Income, Net
     Interest income, net of interest expense and amortization of premiums on marketable securities, was $0.4 million and $1.2 million for the three and nine months ended September 30, 2005, respectively, compared to $0.3 million and $0.6 million for the three and nine months ended September 30, 2004, respectively. The increase was primarily due to the investment of proceeds from our initial public offering in higher yielding marketable securities in 2005.
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
     Under FAS No. 123R, share-based payments to employees result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model (e.g., Black-Scholes or binomial models) that appropriately reflects their specific circumstances and the economics of their transactions. Upon the adoption of FAS No. 123R public companies are allowed to select from three alternative transition methods, each having different reporting implications. FAS No. 123R is effective for the fiscal year beginning after June 15, 2005, and applies to all outstanding and unvested share-based payments as of the adoption date.
     We will adopt FAS No. 123R as of January 1, 2006. The adoption of FAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS No. 123R cannot be predicted at this time because we are in the process of reevaluating our methodology used to determine fair value, including consideration of an option-pricing model and related assumptions, and the method of adoption. In addition, the impact of adoption will depend on levels of share-based payments granted in the future.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $144.8 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. We completed an initial public offering in February 2004, raising net proceeds during fiscal 2004 of approximately $46.5 million from the sale of 6,900,000 shares of common stock. As of September 30, 2005, we had $50.7 million in cash, cash equivalents and marketable securities. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
     Cash used in operating activities of $14.4 million during the nine months ended September 30, 2005 compared to $2.0 million for the same period in 2004. The variance from the prior year was due primarily to the one-time $8.0 million upfront payment made to us by UCB in 2004 and a decline in working capital.
     Cash provided by investing activities of $16.4 million during the nine months ended September 30, 2005 compared $3.9 million for the same period in 2004. The variance from the prior year was due primarily to net maturity of investments.

     Cash provided by financing activities of $0.5 million during the nine months ended September 30, 2005 compared to $46.2 million for the same period in 2004. Cash provided by financing activities during the first half of 2004 resulted primarily from the issuance of common stock in our initial public offering.
     In October 2005, we raised proceeds of approximately $29.4 million, net of underwriting discounts and commissions, but excluding offering expenses, from the sale of 5,000,000 shares of our common stock at a price of $6.25 per share. In November the underwriters purchased an additional 720,000 shares through the exercise of an option granted in conjunction with the offering, resulting in additional net proceeds to the company of approximately $4.2 million, after payment of underwriting discounts and commissions, but excluding offering expenses. The offering, including the exercise of the over-allotment option resulted in the total sale of 5,720,000 shares of the Company’s common stock with net proceeds to the Company of approximately $33.6 million, after payment of underwriting discounts and commissions, but excluding offering expenses. Due to this equity offering we expect our cash, cash equivalents and marketable securities to increase from September 30, 2005 to December 31, 2005, partially offset by continued use of cash for operations.
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
  Contractual Obligations
     The following summarizes our significant contractual obligations as of September 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years
Future minimum payments under our operating lease	$6,918	$421	$3,459	$3,038

Total	$6,918	$421	$3,459	$3,038

     We lease our facility under an operating lease that expires in September 2014. The lease can be terminated at no cost to us in September 2009 but otherwise extends automatically until September 2014. We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to us of $339,990 annually through 2007. This sublease agreement provides the Company an option for early termination in August 2006 but otherwise extends automatically until August 2007.
     The table above excludes certain commitments that are contingent upon future events. The most significant of these contractual commitments that we consider to be contingent obligations are summarized below.
     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2005 and is collateralized by a certificate of deposit which has been included in restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
     We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of September 30, 2005, under the terms of our agreements with a contract research organization (CRO) and clinical investigator, we are obligated to make future payments as services are provided of up to $13.2 million through 2008. These agreements are terminable by us upon written notice to the CRO and we are only liable for actual effort expended by the CRO at any point in time during the contract.

     In March 2005, we agreed to end the collaboration with UCB and regained full rights to our allergy program. We assume financial responsibility for all further clinical, regulatory, manufacturing and commercial activities related to TOLAMBA and for preclinical development programs in grass and in peanut allergy. During the quarter ended June 30, 2005, we received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. The March 2005 agreement also provides for the continued partial reimbursement of certain patent interference fees and expenses, if and as incurred by the Company, subject to a maximum amount.
     Under the terms of the exclusive license agreements with the Regents of the University of California, we are obligated to pay annual license or maintenance fees and will be required to pay future milestones and royalties on net sales of products originating from the licensed technologies. As partial consideration for the technology licenses, during the first quarter of 2004 we paid one-time charges of $0.4 million upon the closing of the Company’s initial public offering and $0.2 million related to the collaboration with UCB. No other milestones were achieved as of September 30, 2005.
     Under the development collaboration agreement with BioSeek, Inc., we will make various payments based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. During the nine months ended September 30, 2005, we paid BioSeek $0.3 million associated with the achievement of a contractual milestone.
     Under the terms of an agreement with Berna Biotech, we agreed to make certain commercialization and sales milestone payments to Berna regarding the Company’s hepatitis B vaccine. None of these milestones were achieved as of September 30, 2005.
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
     We have experienced significant operating losses in each year since our inception in August 1996. To date, our revenue has resulted from a collaboration agreement with UCB Farchim, S.A. (UCB) and government and private agency grants. The UCB collaboration agreement ended in March 2005. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in January 2007 at the latest. Our accumulated deficit was $107.1 million as of September 30, 2005, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts.
     We do not have any products that generate revenue. In 2005, we continued a Phase II/III trial for TOLAMBA, an immunotherapy for ragweed allergy, and completed a Phase II/III trial for HEPLISAV in Singapore. In 2005, we also initiated a trial of TOLAMBA in ragweed allergic children designed to support our planned pivotal Phase III program and initiated a pivotal Phase III trial for HEPLISAV. These and our other product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate product revenue depends upon:
•	demonstrating in clinical trials that our product candidates are safe and effective, in particular, in the planned pivotal Phase III trials for TOLAMBA, the current Phase III trial of HEPLISAV, the planned additional Phase III trials in HEPLISAV;

•	obtaining regulatory approvals for our product candidates in the United States and international markets;

•	entering into collaborative relationships on commercially reasonable terms for the development, manufacturing, sales and marketing of our product candidates, and then successfully managing these relationships; and

•	obtaining commercial acceptance of our products, in particular TOLAMBA and HEPLISAV.

     If we are unable to generate revenues or achieve profitability, we may be required to significantly reduce or discontinue our operations or raise additional capital under adverse circumstances.
If we are unable to secure additional funding, we will have to reduce or discontinue operations.
     We believe our existing capital resources will be adequate to satisfy our capital needs for at least the next twelve months. Because of the significant time and resources it will take to develop our product candidates, potentially commercialize them and generate revenues, we may require substantial additional capital resources in order to continue our operations, and any such funding may not cover our costs of operations. In the event we change our development plans or clinical programs, we may need additional capital sooner than we currently anticipate.
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
     None of our product candidates has been proven safe and effective in clinical trials or approved for sale in the United States or any foreign market. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approval for TOLAMBA, our ragweed allergy product candidate, and HEPLISAV, our hepatitis B vaccine product candidate. Approval processes in the United States and in other countries are uncertain, take many years and require the expenditure of substantial resources. Product development failure can occur at any stage of clinical trials and as a result of many factors, many of which are not under our control.
     We will need to demonstrate in clinical trials that each product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. We initiated a two-year, multi-site Phase II/III trial in the first quarter of 2004 in the United States for TOLAMBA. We currently expect data from this trial in the early part of 2006; however, we cannot guarantee that results from this trial will be positive. Although we have not obtained data from the two-year Phase II/III trial, we initiated a trial of TOLAMBA in ragweed allergic children designed to support our planned pivotal Phase III program. If we do not obtain positive data from the two-year Phase II/III trial, or if we identify any safety issues associated with TOLAMBA, we may be forced to terminate or suspend our ongoing pediatric trial, and pending the outcome of discussions with the FDA, we may be delayed or prevented from initiating our planned pivotal Phase III trial for TOLAMBA in early 2006. We have initiated a pivotal Phase III trial for HEPLISAV in Asia. We anticipate initiating a second pivotal Phase III trial for HEPLISAV in Canada in the first half of 2006. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval in their jurisdictions.
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
     We may suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, concerns regarding health risks to test subjects, or inadequate supply of the product candidate. In addition, our ability to conduct clinical trials for some of our product candidates, notably TOLAMBA, is limited due to the seasonal nature of ragweed allergy. Even a small delay in a trial for any product candidate could require us to delay commencement of the trial until the next appropriate season, which could result in a delay of an entire year. For example, if we are unable to initiate our planned pivotal Phase III program for TOLAMBA by mid 2006, or if we do not receive FDA concurrence relative to the design of our planned pivotal Phase III we would not be able to file for registration in late 2007. Accordingly, the earliest we would be able to file for registration is late 2008. Consequently, we may experience additional delays in obtaining regulatory approval for these product candidates.
     Suspension, termination or unanticipated delays of our clinical trials for TOLAMBA or HEPLISAV may:
•	adversely affect our ability to commercialize or market any product candidates we may develop;

•	impose significant additional costs on us;

•	potentially diminish any competitive advantages that we may attain;

•	adversely affect our ability to enter into collaborations, receive milestone payments or royalties

•	from potential collaborators;

•	cause us to abandon the development of the affected product candidate; or

•	limit our ability to obtain additional financing on acceptable terms, if at all.
If third parties successfully assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent development or commercialization of our product candidates.
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
     Two of our potential competitors relative to HEPLISAV, Merck & Co., Inc. and GlaxoSmithKline Plc, are exclusive licensees of broad patents covering hepatitis B surface antigen. In addition, the Institute Pasteur also owns or has exclusive licenses to patents covering hepatitis B surface antigen. While some of these patents have expired or will soon expire outside of the United States, they remain in force in the United States and are likely to be in force when we commercialize HEPLISAV or a similar product in the United States. To the extent we were to commercialize HEPLISAV in the United States, Merck and/or GlaxoSmithKline or the Institute Pasteur may bring claims against us.
     If we are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against us, for example, as may arise to the extent we were to commercialize HEPLISAV or any similar product candidate in the United States, we could be required to pay substantial damages and we may be unable to commercialize our product candidates or use our proprietary technologies unless we obtain a license from these or other third parties. A license may require us to pay substantial royalties, require us to grant a cross-license to our technology or may not be available to us on acceptable terms or on any terms. In addition, we may be required to redesign our technology so it does not infringe a third party’s patents, which may not be possible or could require substantial funds and time. Any of these outcomes may require us to change our business strategy and could reduce the value of our business.
     Another of our potential competitors, Coley Pharmaceutical Group (Coley), has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, that, if held to be valid, could require us to obtain a license in order to commercialize one or more of our formulations of ISS in the United States, including TOLAMBA and HEPLISAV. In December 2003 the U.S. Patent and Trademark Office declared an interference to resolve first-to-invent disputes between a patent application filed by the Regents of the University of California, which is exclusively licensed to us, and an issued U.S. patent owned by Coley relating to immunostimulatory DNA sequences. The declaration of interference named the Regents of the University of California as senior party, indicating that a patent application filed by the Regents of the University of California and licensed to us was filed prior to a patent application owned by Coley that led to an issued U.S. patent. The interference provides the first forum to challenge the validity and priority of certain of Coley’s patents. On March 10, 2005, the

U.S. Patent and Trademark Office issued a decision in the interference which did not address the merits of the case, but dismissed it on a legal technicality related to the timing of Dynavax’s filing of its claims and request for interference. Dynavax has appealed this non-final decision. If we prevail in the appeal, we will be able to continue the interference to address the merits of the case. If we prevail in the interference proceeding, it would establish our founders as the inventors of the inventions in dispute. However, even a favorable outcome in the interference would not prevent Coley from asserting its other patents or patent claims, that were not the subject of the interference, against our ISS products, which could harm our ability to commercialize those products. If we do not prevail in the interference proceeding, we may not be able to obtain patent protection on the subject matter of the interference, which would have a material adverse impact on our business. In addition, if Coley prevails in the interference, it may seek to enforce its rights under issued claims, including, for example, by suing us for patent infringement. Consequently, we may need to obtain a license to issued and/or pending claims held by Coley by paying cash, granting royalties on sales of our products or offering rights to our own proprietary technologies. Such a license may not be available to us on acceptable terms, if at all.
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
     We will need to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates. We also intend to enter into collaborative relationships to provide funding to support our research and development programs. We have established a collaborative relationship with Berna Biotech for HEPLISAV, a prophylactic vaccine, and for hepatitis B therapeutic product candidates. Our collaboration agreement with UCB for TOLAMBA and for grass allergy immunotherapy ended in March 2005. Future collaboration revenue will depend on our ability to enter into new collaborative relationships.

     The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, even if we do establish collaborative relationships, our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.
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
     We rely on a number of third parties for the multiple steps involved in the manufacturing process of our product candidates, including, for example, the manufacture of the antigens and ISS, the component materials that are necessary for our product candidates, the combination of the antigens and ISS, and the fill and finish. Termination or interruption of these relationships may occur due to circumstances that are outside our control, resulting in higher cost or delays in our product development efforts.
     We and these third parties are required to comply with applicable current FDA good manufacturing practice regulations and similar requirements in Canada and other foreign countries. If one of these parties fails to maintain compliance with these regulations, the production of our product candidates could be interrupted, resulting in delays and additional costs. Additionally, these third parties must pass a preapproval inspection before we can obtain regulatory approval for any of our product candidates.
     In particular, we have relied on a single supplier to produce our ISS for clinical trials. ISS is a critical component of both of TOLAMBA and HEPLISAV. To date, we have manufactured only small quantities of ISS ourselves for research purposes. If we were unable to maintain or replace our existing source for ISS, we would have to establish an in-house ISS manufacturing capability, incurring increased capital and operating costs and delays in developing and commercializing our product candidates. We or other third parties may not be able to produce ISS at a cost, quantity and quality that are available from our current third-party supplier.
     In addition, we do not currently have a contract manufacturer for TOLAMBA or sufficient TOLAMBA to supply our potential commercial needs. We are currently manufacturing supplies of TOLAMBA for the second year of our current clinical trial in ragweed allergic children. We intend to enter into manufacturing agreements with one or more commercial-scale contract manufacturers to produce additional supplies of TOLAMBA as required for new clinical trials and commercialization. If we are unable to complete such agreements, we may be unable to commence and complete our clinical trials in a timely fashion, and we would have to establish an internal commercial scale manufacturing capability for TOLAMBA, incurring increased capital and operating costs, delays in the commercial development of TOLAMBA and higher manufacturing costs than we have experienced to date.
We have or intend to contract with one or more third parties to conduct our clinical trials for TOLAMBA and HEPLISAV. If these third parties do not carry out their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize TOLAMBA or HEPLISAV.
     We are unable to independently conduct our planned clinical trials for TOLAMBA or HEPLISAV, and we have or intend to contract with third party contract research organizations to manage and conduct these trials. If these third parties do not carry out their contractual duties or obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to failure to adhere to our clinical protocols or for other reasons, our planned clinical trials may be extended, delayed or terminated. Any extension, delay or termination of our trials would delay our ability to commercialize TOLAMBA or HEPLISAV and generate revenues.
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
     In particular, treatment with TOLAMBA, if approved, will require a series of injections, and we expect that some of the patients that currently take oral or inhaled pharmaceutical products to treat their allergies would not consider using our product. We believe that market acceptance of TOLAMBA will also depend on our ability to offer competitive pricing, increased efficacy and improved ease of use as compared to existing or potential new allergy treatments.
     We may seek partners for purposes of commercialization of HEPLISAV in selected markets worldwide in addition to or as a replacement for our current collaborative partner, Berna Biotech. Berna Biotech has an exclusive option to commercialize HEPLISAV and therapeutic product candidates. Marketing challenges vary by market and could limit or delay acceptance in any particular country. We believe that market acceptance of HEPLISAV will depend on our ability to offer increased efficacy and improved ease of use as compared to existing or potential new hepatitis B vaccine products.
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
     TOLAMBA, if approved, will compete directly with conventional allergy shots and indirectly with antihistamines, corticosteroids and anti-leukotriene agents, used to treat seasonal allergy symptoms, including those produced by GlaxoSmithKline Plc, Merck & Co., Inc. and AstraZeneca Plc. Since our TOLAMBA ragweed allergy treatment would require a series of injections, we expect that some patients that currently take oral or inhaled pharmaceutical products to treat their allergies would not consider our product.
     HEPLISAV, if approved, will compete with existing vaccines produced by GlaxoSmithKline Plc and Merck & Co., Inc., among others.
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
     We are highly dependent on the principal members of our management, operations and scientific staff, including our Chief Executive Officer, Dino Dina. We experience intense competition for qualified personnel. Our future success also depends in part on the continued service of our executive management team, key scientific and management personnel and our ability to recruit, train and retain essential scientific personnel for our drug discovery and development programs, including those who will be responsible for overseeing our preclinical testing and clinical trials as well as for the establishment of collaborations with other companies. If we lose the services of any of these people, our research and product development goals, including the identification and establishment of key collaborations, operations and marketing efforts could be delayed or curtailed.
We intend to develop, seek regulatory approval for and market our product candidates outside the United States, requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of HEPLISAV and therapeutic product candidates.
     We plan to introduce HEPLISAV initially in various markets outside the United States. Developing, seeking regulatory approval for and marketing our product candidates outside the United States could impose substantial burdens on our resources and divert management’s attention from domestic operations. We may also conduct operations in other foreign jurisdictions.
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
     If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of HEPLISAV and therapeutic product candidates, as well as other product candidates that we may choose to commercialize internationally, which would impair our ability to generate revenues.
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
     We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting United States and foreign patent applications. However, in certain cases such protection may be limited, depending in part on existing patents held by third parties, which may only allow us to obtain relatively narrow patent protection. In the United States, legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved.
     The biopharmaceutical patent environment outside the United States is even more uncertain. We may be particularly affected by this uncertainty, given that several of our product candidates may initially address market opportunities outside the United States. For example, we expect to market HEPLISAV, if approved, in various foreign countries with high incidences of hepatitis B, including Canada, Europe and selected markets in Asia, where we may only be able to obtain limited patent protection.
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
     The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:
•	progress or results of any of our clinical trials, in particular any announcements regarding the progress or results of our planned Phase III trials for TOLAMBA and HEPLISAV;

•	progress of regulatory approval of our product candidates, in particular TOLAMBA and HEPLISAV, and compliance with ongoing regulatory requirements;

•	our ability to establish collaborations for the development and commercialization of our product candidates;

•	market acceptance of our product candidates;

•	our ability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	our ability to form strategic partnerships or joint ventures;

•	maintenance of our existing licensing agreements with the Regents of the University of California;

•	changes in government regulations;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	degree of trading liquidity in our common stock
     One or more of these factors could cause a decline in the price of our common stock. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because we have experienced greater than average stock price volatility, as have other biotechnology companies in recent years. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs, and divert management’s attention and resources, which could harm our business, operating results and financial conditions.
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
We will continue to implement additional finance and accounting systems, procedures or controls as we grow our business and organization and to satisfy new reporting requirements.
     As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to comply with new reporting requirements. Compliance with Section 404 will apply in 2005, and Section 404 reporting will first occur in our Form 10-K for our fiscal year ending December 31, 2005. There can be no assurance that we will be able to complete a favorable assessment as to the adequacy of our internal control reporting. If we are unable to obtain an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting and the reliability of our financial statements, which could harm our business and could adversely impact the market price of our common stock.

The adoption of Statement of Financial Accounting Standard No. 123R and changes to existing accounting pronouncements, rules or practices may affect how we conduct our business and affect our reported financial results.
     On December 16, 2004, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 123R (revised 2004), “Share-Based Payment” which will require us to measure compensation costs for all stock-based compensation at fair value. We will adopt FAS No. 123R as of January 1, 2006. Adoption of FAS No. 123R will have a material impact on our financial statements, as we will be required to record compensation expense in our statement of operations for stock option grants and stock purchases under our employee stock purchase plan, rather than disclose the impact on our net loss within our footnotes, as is our current practice. The impact of adoption of FAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Changes to existing rules, current practices, or future changes, if any, may adversely affect our reported financial results or the way we conduct our business.

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
ITEM 4. CONTROLS AND PROCEDURES
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Document
3.1*	Amended and Restated Bylaws
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 11, 2005

By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Date: November 11, 2005

By:	/s/ TIMOTHY G. HENN
Timothy G. Henn
Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

Date: November 11, 2005