Form 10-K/A
period 2005-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2006-04-07
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 000-24647

Dynavax Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0728374 (IRS Employer Identification No.)
2929 Seventh Street, Suite 100
Berkeley, CA 94710-2753
(510) 848-5100
(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: None	Name of Each Exchange on Which Registered: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)
     Indicate by check mark if the registrant is a Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
     As of March 31, 2006, the registrant had outstanding 30,493,501 shares of common stock.
     DOCUMENTS INCORPORATED BY REFERENCE:   Not applicable.

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 to our Form 10-K is to correct Exhibits 31.1 and 31.2, which contained inadvertent omissions of a portion of paragraph 4 at the time they were filed with the original Form 10-K on March 16, 2006. No other items of the original Form 10-K are being amended.

PART IV
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
                   Notes to Consolidated Financial Statements
          2.    Financial Statement Schedules
                   None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto.
     (b) Exhibits

Exhibit
Number	Document
3.1*	Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

4.1*	Specimen Stock Certificate

10.1*	Form of Indemnification Agreement between Dynavax Technologies Corporation and each of its executive officers and directors

10.2*	1997 Equity Incentive Plan, as amended

10.3*	2004 Stock Incentive Plan

10.4*	2004 Employee Stock Purchase Plan

10.5*†	Development Collaboration Agreement, dated June 10, 2003,between Dynavax Technologies Corporation and BioSeek, Inc.

10.6*†	License and Supply Agreement, dated October 28, 2003,between Dynavax Technologies Corporation and Berna Biotech AG

10.7*†	Exclusive License Agreement, dated March 26, 1997, between Dynavax Technologies Corporation and the Regents of the University of California, for Method, Composition and Devices for Administration of Naked Nucleotides which Express Biologically Active Peptides and Immunostimulatory Oligonucleotide Conjugates, including three amendments thereof.

10.8*†	Exclusive License Agreement, dated October 2, 1998, between Dynavax Technologies Corporation and the Regents of the University of California, for Compounds for Inhibition of Ceramide-Mediated Signal Transduction and New Anti-Inflammatory Inhibitors: Inhibitors of Stress Activated Protein Kinase Pathways, including one amendment thereof.

10.9*	Management Continuity Agreement, dated as of October 15,2003, between Dynavax Technologies Corporation and Dino Dina

10.10*	Management Continuity Agreement, dated as of September 2,2003, between Dynavax Technologies Corporation and Daniel Levitt

10.11*	Management Continuity and Severance Agreement, dated as of August 1, 2003, between Dynavax Technologies Corporation and William J. Dawson

10.12*	Management Continuity and Severance Agreement, dated as of August 1, 2003, between Dynavax Technologies Corporation and Stephen Tuck

10.13*	Management Continuity and Severance Agreement, dated as of August 1, 2003, between Dynavax Technologies Corporation and Robert Lee Coffman

10.14*	Management Continuity and Severance Agreement, dated as of August 1, 2003, between Dynavax Technologies Corporation and Gary Van Nest

10.15*	Lease, dated as of January 7, 2004, between Dynavax Technologies Corporation and 2929 Seventh Street, L.L.C.

10.16*	License and Development Agreement, dated February 5, 2004,between Dynavax Technologies Corporation and UCB Farchim, SA

10.17**	Management Continuity and Severance Agreement, dated as of August 27, 2004, between Dynavax Technologies Corporation and Timothy Henn

10.18**	Management Continuity and Severance Agreement, dated as of January 4, 2005, between Dynavax Technologies Corporation and Deborah A. Smeltzer

21.1***	Subsidiaries of Dynavax Technologies Corporation

23.1***	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-109965) and amendments thereto

**	Incorporated by reference to our Reports on Form 8-K, dated August 23, 2004 and January 5, 2005

***	Previously filed with our Annual Report on Form 10-K filed on March 16, 2006

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION
By:	/s/ Dino Dina, M.D.
Dino Dina, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 7, 2006	By:	/s/ Deborah A. Smeltzer
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Date: April 7, 2006	By:	/s/ Timothy G. Henn
Timothy G. Henn
Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

Date: April 7, 2006

Signature	Title	Date

/s/ Dino Dina, M.D. Dino Dina, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	April 7, 2006

/s/ Deborah a. Smeltzer Deborah A. Smeltzer	Vice President, Operations and Chief Financial Officer (Principal Financial Officer)	April 7, 2006

/s/ Timothy G. Henn Timothy G. Henn	Vice President, Finance & Administration and Chief Accounting Officer (Principal Accounting Officer)	April 7, 2006

/s/ Arnold Oronsky, PH.D.*	Chairman of the Board	April 7, 2006

Arnold Oronsky, Ph.D.

/s/ Nancy L. Buc*	Director	April 7, 2006

Nancy L. Buc

/s/ Dennis Carson, M.D.*	Director	April 7, 2006

Dennis Carson, M.D.

/s/ Daniel S. Janney*	Director	April 7, 2006

Daniel S. Janney

/s/ Jan Leschly*	Director	April 7, 2006

Jan Leschly

/s/ Denise M. Gilbert, Ph.D.*	Director	April 7, 2006

Denise M. Gilbert, Ph.D.

/s/ Stanley A. Plotkin, M.D.*	Director	April 7, 2006

Stanley A. Plotkin, M.D.

By:	* /s/ Deborah A. Smeltzer
Deborah A. Smeltzer
Attorney-in-Fact

5