Form 10-Q
period 2006-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2006-05-05
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 000-24647
________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of April 30, 2006, the registrant had outstanding 30,584,103 shares of common stock.

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

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$16,842	$8,725
Marketable securities	50,649	66,385
Restricted cash	408	408
Accounts receivable	421	689
Prepaid expenses and other current assets	2,704	1,277

Total current assets	71,024	77,484

Property and equipment, net	2,035	2,197
Other assets	412	412

Total assets	$73,471	$80,093

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$896	$952
Accrued liabilities	4,709	3,841
Deferred revenues	750	750

Total current liabilities	6,355	5,543

Other long-term liabilities	170	187

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock: $0.001 par value; 100,000 shares authorized at March 31, 2006 and December 31, 2005; 30,495 and 30,482 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	30	30
Additional paid-in capital	191,099	192,840
Deferred stock compensation	—	(2,467)
Accumulated other comprehensive loss:
Unrealized loss on marketable securities available-for-sale	(115)	(144)
Cumulative translation adjustment	(5)	(5)

Accumulated other comprehensive loss	(120)	(149)

Accumulated deficit	(124,063)	(115,891)

Total stockholders’ equity	66,946	74,363

Total liabilities and stockholders’ equity	$73,471	$80,093

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Collaboration revenue	$—	$12,199
Grant revenue	288	499

Total revenues	288	12,698

Operating expenses:
Research and development	6,592	5,655
General and administrative	2,603	2,340

Total operating expenses	9,195	7,995

(Loss) income from operations	(8,907)	4,703

Interest income, net	735	367

Net (loss) income	$(8,172)	$5,070

Basic net (loss) income per share	$(0.27)	$0.21

Shares used to compute basic net (loss) income per share	30,487	24,722

Diluted net (loss) income per share	$(0.27)	$0.20

Shares used to compute diluted net (loss) income per share	30,487	25,104

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net (loss) income	$(8,172)	$5,070
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Depreciation and amortization	184	184
Gain on disposal of property and equipment	(50)	—
Accretion and amortization on marketable securities	109	318
Realized loss on investments	23	—
Interest accrued on notes receivable from stockholders	—	(7)
Amortization of stock-based compensation expense	666	317
Changes in operating assets and liabilities:
Accounts receivable	271	(5,826)
Prepaid expenses and other current assets	(1,427)	(721)
Other assets	—	402
Accounts payable	(6)	(662)
Accrued liabilities	868	(131)
Deferred revenues	—	(7,000)

Net cash used in operating activities	(7,534)	(8,056)

Investing activities
Purchases of marketable securities	(7,653)	(15,691)
Maturities and sales of marketable securities	23,286	18,545
Purchases of property and equipment	(39)	(81)

Net cash provided by investing activities	15,594	2,773

Financing activities
Proceeds from employee stock purchase plan	57	66
Repayment of notes receivable from stockholders	—	32

Net cash provided by financing activities	57	98

Effect of exchange rate on cash and cash equivalents	—	(4)

Net increase (decrease) in cash and cash equivalents	8,117	(5,189)
Cash and cash equivalents at beginning of period	8,725	16,590

Cash and cash equivalents at end of period	$16,842	$11,401

Supplemental disclosure of non-cash investing and financing activities
Net change in unrealized loss on marketable securities	$29	$(59)

Change in cumulative translation adjustment	$—	$(4)

Exercise of stock options	$—	$200

Repurchase of common stock for exercise of stock options	$—	$(200)

See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Dynavax Technologies Corporation (“Dynavax” or the “Company”) is a biopharmaceutical company that discovers, develops, and intends to commercialize innovative TLR-9 agonist-based products to treat and prevent allergies, infectious diseases, and chronic inflammatory diseases. The Company was originally incorporated in California on August 29, 1996 and reincorporated in Delaware on March 26, 2001. The Company completed its initial public offering in February 2004.
Subsidiaries
In October 2003, the Company formed Dynavax Asia Pte. Ltd. (Dynavax Asia), a 100% owned subsidiary in Singapore which focuses on the Company’s clinical and preclinical hepatitis B programs. In December 2004, the Company formed Ryden Therapeutics KK (Ryden), a 100% owned Japan subsidiary, to explore development and commercialization options for ISS-based immunotherapies for cedar tree allergy in Japan. There was minimal activity during the first quarter of 2006 associated with these foreign entities.
2. Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period. The condensed consolidated balance sheet at December 31, 2005 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.
These unaudited Condensed Consolidated Financial Statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K as of and for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (SEC) on March 16, 2006.
The unaudited Condensed Consolidated Financial Statements include the accounts of Dynavax, Dynavax Asia and Ryden. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, which is the discovery and development of biopharmaceutical products.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from these estimates.
Recent Accounting Pronouncements
In April 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R).” The FASB Staff Position addresses the approach to determine the variability of assets when applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability determination may affect (a) the determination as to whether an entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in an entity, (c) if necessary, the calculation of expected losses and residual returns of a VIE entity, and (d) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of FIN 46(R). FIN 46(R)-6 should be applied prospectively to all entities (including newly created entities) with which an enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15,

2006. Early application is permitted for periods for which financial statements have not yet been issued. The Company will evaluate the impact of adopting this pronouncement in the second quarter of 2006 in connection with the accounting for Symphony Dynamo, Inc. discussed in Note 7.
Critical Accounting Policies
The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2006 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, except as discussed below with regards to the Company’s adoption of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (FAS 123R) effective January 1, 2006.
In December 2004, the FASB issued FAS 123R — a revision of FASB Statement No. 123. This revised standard addresses the accounting for share-based payment transactions in which a company receives services in exchange for equity instruments of the company. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations. The impact of adoption is more fully described in Note 6.
3. Commitments and Contingencies
The Company leases its facility under an operating lease that expires in September 2014. The lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014. Our facility lease agreement provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our lease agreement provides a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005. The lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to this operating lease for the three months ended March 31, 2006 and 2005, was $0.4 million and $0.3 million, respectively. Deferred rent was $0.2 million as of March 31, 2006.
We have entered into a sublease agreement for a certain portion of the leased space with scheduled payments to the Company of $0.4 million in 2006 and 2007. This sublease agreement includes an option for early termination in August 2006 but otherwise extends automatically until August 2007.
Future minimum payments under the non-cancelable portion of our operating lease at March 31, 2006, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2006	$1,282
2007	1,755
2008	1,808
2009	1,231

$6,076

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2006 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of March 31, 2006, under the terms of our agreements with contract research organizations (CRO), clinical investigators and clinical manufacturers, we are obligated to make future payments as services are provided of approximately $28 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

4. Collaborative Research, Development, and License Agreements
UCB Farchim, S.A.
In March 2005, the Company agreed to end its collaboration with UCB Farchim, S.A. (UCB) and regained full rights to its allergy program. During the second quarter of 2005, the Company received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. Collaboration revenue for the three months ended March 31, 2005 included accelerated recognition of $7.0 million in deferred revenue as the Company had no ongoing obligations under the collaboration. Collaboration revenue from UCB amounted to $12.2 million during the three months ended March 31, 2005.
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
In connection with these license agreements, the Company incurred license fees of $20,000 in the three months ended March 31, 2006 and 2005 which was recorded as research and development expense, and the Company incurred patent expenses of $0.1 million and $0.2 million in the three months ended March 31, 2006 and 2005, respectively, which was recorded as general and administrative expense. During the quarter ended March 31, 2005, in conjunction with the termination of the UCB collaboration, the Company incurred $0.1 million in research and development expense from the accelerated amortization of a prepaid technology licenses fee.
BioSeek, Inc.
In June 2003, the Company entered into a development collaboration agreement with BioSeek, Inc. to analyze and characterize the activity of certain compounds using BioSeek’s technology with the objective of advancing the development of such compounds. Under this agreement, the Company will make various payments to BioSeek based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. During the three months ended March 31, 2005 the Company paid BioSeek $0.3 million associated with the achievement of a development milestone. No other events occurred that would give rise to payment as of March 31, 2006.
Other Agreements
In 2003, the Company was awarded government grants totaling $8.3 million to be received over as long as three and one-half years, assuming annual review criteria are met, to fund research and development of certain biodefense programs. Revenue associated with these grants is recognized as the related expenses are incurred. For the three months ended March 31, 2006 and 2005, the Company recognized revenue of approximately $0.3 million and $0.5 million, respectively, associated with government grants for biodefense programs.
In the fourth quarter of 2004, the Company was awarded $0.5 million from the Alliance for Lupus Research to be received during 2005 and 2006 to fund research and development of new treatment approaches for lupus. For the three months ended March 31, 2006 and 2005, the Company recognized revenue of approximately $30,000, respectively, associated with the lupus grant.
5. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period and potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net income (loss) per share attributable to common stockholders when their effect is dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net (loss) income	(8,172)	5,070

Denominator:
Weighted-average common shares outstanding used for basic net income (loss) per share	30,487	24,722
Effect of dilutive stock options	—	382

Weighted-average common shares outstanding used for diluted net income (loss) per share	30,487	25,104

6. Stockholders’ Equity
On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.
As a result of the adoption of FAS 123R, the Company reduced its deferred stock compensation balance and additional paid in capital previously associated with APB 25 accounting by $2.5 million as of January 1, 2006.
Under the Company’s stock option plans, option awards generally vest over a 4-year period of continuous service and have a 10-year contractual term. The fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions for the quarter ended March 31, 2006:

	Three Months Ended
	March 31, 2006

	Employee Stock Options	Employee Stock Purchase Plan
Weighted-average fair value	$4.15	$2.66
Risk-free interest rate	4.6%	4.7%
Expected life (in years)	5.7	1.2
Volatility	0.8	0.7
Expected dividends	—	—
Expected volatility is based on historical volatility of the Company’s stock and comparable peer data. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, and non-executive level employees were each found to have similar historical option exercise and termination behavior and thus were grouped and considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s stock option plans in all periods presented (in thousands, except per share amounts).

Three Months Ended
March 31, 2005
Net income, as reported	$5,070
Add: Stock-based employee compensation expense included in net income	332
Less: Stock-based employee compensation expense determined under the fair value based method	(702)

Net income, pro forma	$4,700

Three Months Ended
March 31, 2005
Net income per share:
Basic net income, as reported	$0.21

Diluted net income, as reported	$0.20

Basic net income, pro forma	$0.19

Diluted net income, pro forma	$0.19

For purposes of this pro forma disclosure, the fair value of each option is amortized on a straight-line basis over the option’s vesting period. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions for the quarter ended March 31, 2005:

	Three Months Ended
	March 31, 2005

	Employee Stock Options	Employee Stock Purchase Plan
Weighted-average fair value	$4.17	$3.68
Risk-free interest rate	3.5% to 3.6%	3.2%
Expected life (in years)	4	1.7
Volatility	0.7	0.7
Expected dividends	—	—
The Company recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Employee and director stock-based compensation expense	$657	$332
Non-employee stock-based compensation expense	9	(15)

Total	$666	$317

As of March 31, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $6.9 million, which is expected to be recognized over the options’ remaining vesting period which could be as long as 4 years, but also results in a weighted-average vesting period of 1.7 years. No income tax benefits were realized by the Company in the three months ended March 31, 2006 or March 31, 2005, as the Company reported an operating loss.
Activity under the our stock option plans is as follows:

	Options Available	Number of Options	Weighted-Average
	for Grant	Outstanding	Price Per Share
Balance at December 31, 2005	2,831,668	2,598,797	$4.43
Options authorized	400,000	—	—
Options granted	(713,350)	713,350	$5.97
Options exercised	—	(1,714)	$1.50
Options cancelled:
Options forfeited (unvested)	60,036	(60,036)	$6.05
Options expired (vested)	46,043	(46,043)	$2.13

Balance at March 31, 2006	2,624,397	3,204,354	$4.78

Total options exercised during the three months ended March 31, 2006 and March 31, 2005 was 1,714 and 133,498, respectively. The total intrinsic value of the options exercised during the three months ended March 31, 2006 and March 31, 2005 was approximately $8,000 and $0.8 million, respectively.

The following table summarizes outstanding options that are vested and expected to vest, and options exercisable under our stock option plans as of March 31, 2006:

			Weighted-
			Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate
	Number of Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding options (vested and expected to vest)	2,862,451	$4.67	8	$4,860,685

Options exercisable	1,196,823	$3.78	7	$3,118,574

Employee Stock Purchase Plan
As of March 31, 2006, 496,000 shares were reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s common stock or capital structure. During the three months ended March 31, 2006, employees acquired 11,352 shares of our common stock under the Purchase Plan. At March 31, 2006, 449,956 shares of our common stock remained available for future purchases.
7. Subsequent Events
Symphony Dynamo, Inc.
On April 18, 2006, Dynavax entered an agreement with Symphony Capital Partners, LP, a private equity fund, and its co-investors. Under the terms of the agreement, Symphony Capital has established Symphony Dynamo, Inc., which will be capitalized initially with $20 million and an additional $30 million within one year following closing to advance Dynavax’s ISS-based cancer, hepatitis B and hepatitis C therapeutic programs through clinical development. The intellectual property for the programs under development in these therapeutic areas was licensed exclusively under the agreement.
Dynavax will issue to Symphony Dynamo investors a five-year warrant to purchase 2,000,000 shares of Dynavax common stock at $7.32 per share, representing a 25% premium over the recent 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. In consideration for the warrant, Dynavax retains the exclusive right, but not the obligation, through a purchase option to acquire certain or all of the programs at specified points in the future during the five-year term at specified prices. Dynavax has an exclusive option, exercisable at its sole discretion, to acquire all of the programs through the purchase of all of the equity in Symphony Dynamo. The purchase option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at Dynavax’s sole discretion. Dynavax also has an option to purchase either the hepatitis B or hepatitis C program during the first year of the agreement. If the Company does not exercise its exclusive right to purchase some or all of the programs licensed under the agreement, the intellectual property rights to the programs at the end of the development period will remain with Symphony Dynamo.
The implementation of the development plans will be led by Dynavax with support from RRD International, LLC, Symphony Capital’s clinical development partner. To compensate Symphony Capital for structuring the transaction, the Company paid a structuring fee of $2.0 million.
Rhein Biotech GmbH
On April 21, 2006, the Company acquired Rhein Biotech GmbH (Rhein) in a cash transaction of approximately $12.4 million, excluding certain employee and transaction related costs and expenses. Rhein Biotech GmbH was an affiliated entity of Berna Biotech AG, acquired in 2006 by Crucell NV. The transaction allows the Company to gain ownership of a Good Manufacturing Practice (GMP)-certified vaccine manufacturing facility in the European Union, control over the production and supply of hepatitis B surface antigen and potentially other antigens to support clinical and commercial programs, management and personnel with expertise in biopharmaceutical product development and production, and a complementary pipeline of vaccine and antiviral products.
Under the terms of the transaction, the Company purchased all of the outstanding capital stock of Rhein. The assets of Rhein include manufacturing facilities, research and development stage products (including SUPERVAX, a two-dose hepatitis B vaccine, Theravax, a preclinical-stage therapeutic vaccine for treatment of chronic hepatitis B, and a preclinical-stage vaccine to prevent cytomegalovirus infection), an industrial R&D services business and personnel. In addition, upon closing of the transaction,

Dynavax’s license and supply agreement with Berna for the supply of hepatitis B surface antigen used in the Company’s HEPLISAV™ vaccine was terminated, eliminating Berna’s option to commercialize HEPLISAV.

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
This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this quarterly report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006.
Overview
Dynavax Technologies Corporation (the “Company”) discovers, develops and intends to commercialize innovative TLR-9 agonist-based products to treat and prevent allergies, infectious diseases and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our clinical development programs are based on immunostimulatory sequences, or ISS, which are short DNA sequences designed to enhance the ability of the immune system to fight disease and control chronic inflammation. The most advanced clinical programs in Dynavax’s ISS-based pipeline are a ragweed allergy immunotherapeutic and a hepatitis B vaccine.
We have developed a novel injectable product candidate to treat ragweed allergy that we call TOLAMBA™ (formerly, Amb a 1 ISS Conjugate or AIC). In early 2006, we announced results from a two-year Phase II/III clinical trial of TOLAMBA showing that patients treated with a single six-week course of TOLAMBA prior to the 2004 season experienced a statistically significant reduction in total nasal symptom scores compared to placebo-treated patients in the second year of the trial. The treatment effect was achieved despite subjects being permitted to take decongestants and antihistamines as needed. The safety profile of TOLAMBA was favorable. Systemic side effects were indistinguishable from placebo and local injection site tenderness was minor and transient.
The Company discussed the TOLAMBA program with the U.S. Food & Drug Administration (FDA) in the first quarter 2006. Following that discussion, the Company decided to conduct an additional major safety and efficacy trial with the goal of determining whether a more intensive, single-course dosing regimen can elicit a greater treatment effect than prior regimens. In April 2006, we initiated the Dynavax Allergic Rhinitis TOLAMBA Trial, or DARTT. DARTT is a two-year, multi-center, well-controlled study in up to 700 ragweed allergic subjects, aged 18 to 55 years, randomized into three arms: prior dosing regimen, high-intensity dosing regimen, and placebo. The primary endpoint is reduction in total nasal symptom scores (TNSS) in the high-intensity dosing arm compared to placebo after the second (2007) ragweed season. The DARTT study broadens the TOLAMBA clinical program and is designed to complement data derived from the Company’s recently completed Phase II/III clinical trial and its ongoing trial in ragweed allergic children initiated in 2005. Dynavax anticipates that in early 2007, this expanded database, which could potentially include approximately 1,000 treated subjects, could provide a foundation for determining the potential timeline to registration.
We have developed a product candidate for hepatitis B prophylaxis called HEPLISAV™. A Phase II/III trial in subjects who are more difficult to immunize with conventional vaccines conducted in Singapore has been completed. Results from the final analysis of this trial showed statistically significant superiority in protective antibody response and robustness of protective effect after three vaccinations when compared to GlaxoSmithKline’s Engerix-B®. We intend to focus our development activities and resources on maximizing the potential of HEPLISAV’s demonstrated superiority over conventional hepatitis B vaccine in both the younger and older adult populations, and its potential in the worldwide dialysis market.
The pivotal Phase III trial in the older, more difficult to immunize population in Asia and the U.S.-based Phase I trial in patients with end-stage renal failure (pre-hemodialysis) are ongoing. We are in the process of planning additional trials designed to support registration activities. In the second half of 2006, we plan to initiate large-scale, Phase III safety and efficacy trials for HEPLISAV in the younger adult population (under 40 years of age) in the U.S., Europe and Canada. Also in the second half of 2006, we anticipate initiating a Phase II trial in the dialysis population that would be conducted in Europe and/or Canada.

In April 2006, we announced the acquisition of Rhein Biotech GmbH (Rhein). As a result, we acquired a hepatitis B vaccine product called SUPERVAX that has been tested in more than 600 subjects and has demonstrated safety and 99% seroprotection compared to conventional vaccine when administered on a convenient, 0, 1-month two-dose schedule. We intend to continue development of SUPERVAX as a two-dose vaccine for commercialization in developing countries.
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
In April 2006, we announced an agreement with Symphony Capital Partners, LP and its co-investors to provide $50 million of committed capital to advance our ISS-based cancer, hepatitis B and hepatitis C therapeutic programs through clinical development.
In cancer, we believe that the potent and multifaceted biological activities of ISS offer a number of distinct approaches to cancer therapy in a wide range of tumor types. We are evaluating the potential of ISS to enhance the effect of monoclonal antibodies in cancer therapies. We have conducted an open-label Phase I, dose-escalation trial of ISS in combination with Rituxan® (rituximab) in 20 patients with Non-Hodgkin’s lymphoma (NHL). Results of this study showed dose dependent pharmacological activity without significant toxicity. A follow-up Phase II trial of ISS with Rituxan in NHL is currently underway in 30 patients with histologically confirmed CD20+, B-cell follicular NHL who have received at least one previous treatment regimen for lymphoma. The primary objective is to assess the proportion of patients who are alive and without disease progression one year after initiating Rituxan therapy. Mechanistic studies will be performed to characterize the enhancement of antitumor activity by ISS. We anticipate that our cancer product candidate will advance into clinical trials in solid tumors in 2006, and our hepatitis B and hepatitis C therapeutic product candidates could enter the clinic in 2007. We believe that the financing arrangement with Symphony Capital will enable us to continue to focus critical resources on advancing our lead programs in ragweed allergy and hepatitis B vaccines while providing additional minimally dilutive funding for investment in these early-stage, second-generation programs.
For the three months ended March 31, 2006, our net loss attributable to common stockholders was $8.2 million, compared to net income of $5.1 million for the three months ended March 31, 2005. Our operating results for the three months ended March 31, 2005 reflect the financial impact resulting from the ending of our development and commercialization collaboration with UCB Farchim, S.A. (UCB) that occurred in March 2005. Total revenues for the three months ended March 31, 2006 were $0.3 million, compared to $12.7 million for the same period in 2005. Collaboration revenue for the three months ended March 31, 2005 included accelerated recognition of $7.0 million in deferred revenue as we had no ongoing obligations under the UCB collaboration. Our ability to generate future collaboration revenue in 2006 and beyond will be dependent on our ability to enter into new collaborative relationships. Until we enter into new collaboration arrangements, we expect our future revenues will be limited to government and private agency grants, which will be significantly lower than during the period when we had our collaboration agreement with UCB.
As of March 31, 2006, we had an accumulated deficit of $124.1 million. We do not have any products that generate revenue. We expect to incur substantial and increasing losses as we continue the development of our lead product candidates and preclinical and research programs. If we were to receive regulatory approval for any of our product candidates, we would be required to invest significant capital to develop, or otherwise secure through collaborative relationships, commercial scale manufacturing, marketing and sales capabilities. Even if we are able to obtain approval for our product candidates, we are likely to incur increased operating losses until product sales grow sufficiently to support the organization.
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

March 31, 2006 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005 except as discussed below with regards to the Company’s adoption of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (FAS 123R).
Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (FAS 123R) using the modified-prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.
As a result of the adoption of FAS 123R, the Company reduced its deferred stock compensation balance and additional paid in capital by $2.5 million as of January 1, 2006. As of March 31, 2006, the total unrecognized compensation cost related to non-vested options granted under our stock option plans amounted to $6.9 million, which is expected to be recognized over the options’ remaining vesting period which could be as long as 4 years, but also results in a weighted-average vesting period of 1.7 years.
Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating forfeiture rates, stock price volatility and expected option life. The fair value of each option is amortized on a straight-line basis over the option’s vesting period, assuming an annual forfeiture rate of 11%. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions including the expected life of the option and expected stock price volatility. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, were grouped and considered separately for valuation purposes, which resulted in an expected life of 6.25 years. Non-executive level employees were found to have similar historical option exercise and termination behavior resulting in an expected life of 4 years. Expected volatility is based on historical volatility of the Company’s stock and comparable peer data over the life of the options granted to executive and non-executive level employees.
Results of Operations
The following table sets forth the results of operations for the three months ended March 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2005 to 2006
Results of Operations:	2006	2005	$	%
Revenues:
Collaboration revenue	$—	$12,199	$(12,199)	(100)%
Grant revenue	288	499	(211)	(42)%

Total revenues	$288	$12,698	$(12,410)	(98)%

Operating expenses:
Research and development	$6,592	$5,655	$937	17%
General and administrative	2,603	2,340	263	11%

Total operating expenses	$9,195	$7,995	$1,200	15%

Interest income, net	$735	$367	$368	100%
  Revenues
Total revenues were $0.3 million for the three months ended March 31, 2006 as compared with $12.7 million for the three months ended March 31, 2005. In March 2005, we agreed to end the collaboration with UCB and regained full rights to our allergy program. Collaboration revenue for the three months ended March 31, 2005 included accelerated recognition of $7.0 million in deferred revenue as we had no ongoing obligations under the collaboration. Our ability to generate future collaboration revenue and obtain additional capital will be dependent on our ability to enter into new collaborative relationships. Until we enter into new collaboration arrangements, we expect our future revenues will be limited to government and private agency grants, which will be significantly lower than during the period when we had our collaboration agreement with UCB. Beginning in the second quarter of 2006, we anticipate recording contract service revenue in connection with our acquisition of Rhein.
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
The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2005 to 2006
Research and development:	2006	2005	$	%
Compensation and related personnel costs	$2,477	$2,151	$326	15%
Outside services	2,864	2,493	371	15%
Facility costs	966	872	94	11%
Non-cash stock-based compensation	285	139	146	105%

Total research and development	$6,592	$5,655	$937	17%

Research and development expenses of $6.6 million for the three months ended March 31, 2006 increased by $0.9 million, or 17%, from the same period in 2005. The increase over the prior year was primarily due to increased clinical trial and clinical manufacturing activities related to our lead product candidates TOLAMBA and HEPLISAV. Compensation and related personnel costs also increased in 2006 attributed to continued organizational growth. The Company incurred additional stock-based compensation charges resulting from our adoption of FAS 123R effective January 1, 2006.
We anticipate that our research and development expenses will increase significantly during 2006 primarily in connection with the advancement of our clinical development programs in the areas of allergy and hepatitis B, and to a lesser extent associated with our early-stage ISS-based therapeutic programs.
  General and Administrative
General and administrative expense consists primarily of compensation and related personnel costs, outside services such as accounting, consulting, business development, investor relations and insurance, legal and patent costs, allocated facility costs and non-cash stock-based compensation.
The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2005 to 2006
General and administrative:	2006	2005	$	%
Compensation and related personnel costs	$1,165	$1,094	$71	6%
Outside services	680	613	67	11%
Legal and patent costs	283	329	(46)	(14)%
Facility costs	144	126	18	14%
Gain on disposal of property and equipment	(50)	—	(50)	—
Non-cash stock-based compensation	381	178	203	114%

Total general and administrative	$2,603	$2,340	$263	11%

General and administrative expenses of $2.6 million for the three months ended March 31, 2006 increased by $0.3 million, or 11%, from the same period in 2005. The increase over the prior year primarily reflects the additional stock-based compensation charges resulting from our adoption of FAS 123R effective January 1, 2006. In addition, the Company incurred higher compensation and related personnel costs associated with overall organizational growth. Outside services, including administrative, accounting and consulting fees, increased primarily as a result of the review and testing of our internal control systems in compliance with the requirements of the Sarbanes-Oxley Act.

We expect general and administrative expenses to increase during 2006, resulting from continued organizational growth and expenses incurred to support the advancement of our clinical development programs.
  Interest Income, Net
Interest income, net of interest expense and amortization on marketable securities, was $0.7 million for the three months ended March 31, 2006 compared to $0.4 million reported for the same period in 2005. The increase was primarily due to the investment of proceeds from our follow-on equity offering in the fourth quarter of 2005.
Recent Accounting Pronouncements
In April 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R).” The FASB Staff Position addresses the approach to determine the variability of assets when applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability determination may affect (a) the determination as to whether an entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in an entity, (c) if necessary, the calculation of expected losses and residual returns of a VIE entity, and (d) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of FIN 46(R). FIN 46(R)-6 should be applied prospectively to all entities (including newly created entities) with which an enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. The Company will evaluate the impact of adopting this pronouncement in the second quarter of 2006 in connection with the accounting for Symphony Dynamo, Inc. discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $177.9 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. We completed an initial public offering in February 2004, raising net proceeds during fiscal 2004 of approximately $46.5 million from the sale of 6,900,000 shares of common stock. In the fourth quarter of 2005, we completed an underwritten public offering that resulted in net proceeds to the Company of approximately $33.1 million from the sale of 5,720,000 shares of our common stock. As of March 31, 2006, we had $67.5 million in cash, cash equivalents and marketable securities. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
Cash used in operating activities of $7.5 million during the three months ended March 31, 2006 compared to $8.1 million for the same period in 2005. The increase in cash usage over the prior year was due primarily to the increase in our net loss from operations and the increase in working capital. Cash provided by investing activities of $15.6 million during the three months ended March 31, 2006 compared to $2.8 million for the same period in 2005. The increase was attributed to net sales of marketable securities. Cash provided by financing activities was $0.1 million during the three months ended March 31, 2006 and 2005, resulting primarily from proceeds from our employee stock purchase plan.
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
In April 2006, we entered an agreement with Symphony Capital Partners, LP and its co-investors to provide $50 million of committed capital to advance Dynavax’s ISS-based cancer, hepatitis B and hepatitis C therapeutic programs through clinical development. Under the terms of the agreement, Symphony Capital has established Symphony Dynamo, Inc. Dynavax will issue to Symphony Dynamo investors a five-year warrant to purchase 2,000,000 shares of Dynavax common stock at $7.32 per share, representing a 25% premium over the recent 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. In consideration for the warrant, Dynavax retains the exclusive right, but not the obligation, through a purchase option to acquire certain or all of the programs at specified points in the future during the five-year term at specified prices. Dynavax has an exclusive option, exercisable at its sole discretion, to acquire all of the programs through the purchase of all of the equity in Symphony Dynamo. The purchase option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at Dynavax’s sole discretion. Dynavax also has an option to purchase either the hepatitis B or hepatitis C program during the first year of the agreement. To compensate Symphony Capital for structuring the transaction, the Company paid a structuring fee of $2.0 million.
Also in April 2006, we acquired Rhein Biotech GmbH (Rhein) in a cash transaction of approximately $12.4 million, excluding certain employee and transaction related costs and expenses. Rhein Biotech GmbH was an affiliated entity of Berna Biotech AG, acquired in 2006 by Crucell NV. Under the terms of the transaction, the Company purchased all of the outstanding capital stock of Rhein. The assets of Rhein include manufacturing facilities, research and development stage products (including SUPERVAX, a two-dose hepatitis B vaccine, Theravax, a preclinical-stage therapeutic vaccine for treatment of chronic hepatitis B, and a preclinical-stage vaccine to prevent cytomegalovirus infection), an industrial R&D services business and personnel. In addition, upon closing of the transaction, Dynavax’s license and supply agreement with Berna for the supply of hepatitis B surface antigen used in the Company’s HEPLISAV™ vaccine was terminated, eliminating Berna’s option to commercialize HEPLISAV.
We expect the structuring fees and expenses to Symphony Capital and the acquisition cost and expenses associated with the Rhein transaction to impact net cash usage in 2006.
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
  Contractual Obligations
The following summarizes our significant contractual obligations as of March 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years
Future minimum payments under our operating lease	$6,076	$1,282	$3,563	$1,231

Total	$6,076	$1,282	$3,563	$1,231

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
During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our property lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2006 and is collateralized by a certificate of deposit which has been included in restricted cash in the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005. Under the terms of the lease agreement, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We rely on research institutions and contract research organizations that conduct and manage clinical trials on our behalf. As of March 31, 2006, under the terms of our agreements with contract research organizations (CRO), clinical investigators and contract manufacturers, we are obligated to make future payments as services are provided of approximately $28 million through 2008. These agreements are terminable by us upon written notice to the CRO. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
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
Under the terms of the exclusive license agreements with the Regents of the University of California, we are obligated to pay annual license or maintenance fees and will be required to pay future milestones and royalties on net sales of products originating from the licensed technologies. No other milestones were achieved as of March 31, 2006.
Under the development collaboration agreement with BioSeek, Inc., we will make various payments based on the success and timing of the Company’s signing of a third party partnering agreement where the Company grants to the third party, directly or indirectly, any right or option to market, sell, distribute or otherwise commercialize a thiazolopyrimidine (TZP) product in any geographic territory. During the three months ended March 31, 2005, we paid BioSeek $0.3 million associated with the achievement of a development milestone. No other events occurred that would give rise to payment as of March 31, 2006.
Under the terms of an agreement with Berna Biotech (acquired by Crucell NV), we agreed to make certain commercialization and sales milestone payments to Berna regarding the Company’s hepatitis B vaccine. None of these milestones were achieved as of March 31, 2006. In conjunction with the Company’s acquisition of Rhein Biotech GmbH, this agreement with Berna is terminated effective April 21, 2006.

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
Foreign Currency Risk. We have no significant investments outside the U.S. and have nominal transactional foreign currency risk because nearly all of our business is transacted in U.S. dollars. As a result, we currently have little exposure to foreign exchange rate fluctuations. We anticipate that our exposure to foreign exchange rate fluctuations will increase in connection with our acquisition of Rhein, which we completed in the second quarter of 2006, and its ongoing operations.
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
ITEM 1A. RISK FACTORS.
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
We have experienced significant operating losses in each year since our inception in August 1996. To date, our revenue has resulted from a collaboration agreement with UCB Farchim, S.A. (UCB) and government and private agency grants. The UCB collaboration agreement ended in March 2005. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in January 2007 at the latest. Our accumulated deficit was $124.1 million as of March 31, 2006, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts.
We do not have any products that generate revenue. In April 2006, we initiated the Dynavax Allergic Rhinitis TOLAMBA Trial, or DARTT, which is designed to complement data derived from the recently completed Phase II/III clinical trial and our ongoing trial in ragweed allergic children. The HEPLISAV pivotal Phase III trial in Asia and the U.S.-based Phase I trial in patients with pre-hemodialysis are ongoing. These and our other product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate product revenue depends upon:
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
We will need to demonstrate in clinical trials that each product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. In early 2006, we announced results from a two-year Phase II/III clinical trial of TOLAMBA in which the safety profile was favorable. In April 2006, we initiated the DARTT study, which broadens the TOLAMBA clinical program and is designed to complement data derived from the recently completed Phase II/III clinical trial and our ongoing trial in ragweed allergic children initiated in 2005. If we identify any safety issues associated with TOLAMBA, we may be delayed or prevented from initiating a pivotal Phase III trial for TOLAMBA. We have initiated a pivotal Phase III trial for HEPLISAV in Asia. We are in the process of planning additional trials designed to support registration activities. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval in their jurisdictions.
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
Our clinical trials may be extended, suspended, delayed or terminated at any time. Even short delays in the commencement and progress of our trials may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.
We may extend, suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, concerns regarding health risks to test subjects, or inadequate supply of the product candidate. In addition, our ability to conduct clinical trials for some of our product candidates, notably TOLAMBA, is limited due to the seasonal nature of ragweed allergy. Even a small delay in a trial for any product candidate could require us to delay commencement of the trial until the next appropriate season, which could result in a delay of an entire year. Our registration and commercial timelines will be dependent on results of the current and planned clinical trials and further discussions with the FDA. Consequently, we may experience additional delays in obtaining regulatory approval for these product candidates.
Extension, suspension, termination or unanticipated delays of our clinical trials for TOLAMBA or HEPLISAV may:
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
We have licensed some of our development and commercialization rights to certain of our development programs in connection with the Symphony Dynamo funding arrangement and will not receive any future royalties or revenues with respect to this intellectual property unless we exercise an option to repurchase the programs in the future. We may not obtain sufficient clinical data in order to determine whether we should exercise this option prior to the expiration of the development period, and even if we decide to exercise, we may not have the financial resources to exercise this option in a timely manner.
We have granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapeutics to Symphony Dynamo, Inc. in consideration for a commitment from Symphony Capital Partners, LP and its co-investors to provide $50 million of committed capital to advance these programs. The funding is to be provided in two tranches, $30 million of which remains to be provided by the first anniversary of the agreement. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire certain or all of the programs at specified points in time at specified prices during the term of the five-year development period. The development programs under the arrangement will be jointly managed by Symphony Dynamo and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise the purchase option prior to its expiration, then our rights in and with respect to the Symphony Dynamo programs will terminate and we will no longer have rights to any of the programs licensed to Symphony Dynamo under the arrangement.
If we elect to exercise the purchase option, we will be required to make a substantial payment, which at our election may be paid partially in shares of our common stock. As a result, in order to exercise the option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the option and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to exercise the option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders. In addition, the exercise of the purchase option will likely require us to record a significant charge to earnings and may adversely impact future operating results.
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
We may seek partners for purposes of commercialization of HEPLISAV in selected markets worldwide. Marketing challenges vary by market and could limit or delay acceptance in any particular country. We believe that market acceptance of HEPLISAV will depend on our ability to offer increased efficacy and improved ease of use as compared to existing or potential new hepatitis B vaccine products.
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
TOLAMBA, if approved, will compete directly with conventional allergy shots and indirectly with antihistamines, corticosteroids and anti-leukotriene agents, used to treat seasonal allergy symptoms, including those produced by GlaxoSmithKline Plc, Merck & Co., Inc., Novartis, Schering-Plough and AstraZeneca Plc. Since our TOLAMBA ragweed allergy treatment would require a series of injections, we expect that some patients that currently take oral or inhaled pharmaceutical products to treat their allergies would not consider our product.
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
We recently acquired Rhein Biotech GmbH and any difficulties from integrating the Rhein’s business into ours could disrupt our business and harm our financial condition.
     On April 21, 2006, we acquired Rhein Biotech GmbH in a cash transaction of approximately $12.4 million, excluding certain employee and transaction related costs and expenses. Through this acquisition, Dynavax gained ownership of a European Union (EU) GMP-certified vaccine manufacturing facility in Düsseldorf, Germany, certain vaccine and other commercial programs, a management team and personnel with specialized expertise in process development and vaccine manufacturing.
     Integrating Rhein’s operations, technology and personnel with our operations and personnel is a complex process. The successful integration of Dynavax and Rhein will require, among other things, ongoing coordination of various integration efforts, relating to our personnel system, technologies and commercial programs. We may not be able to rapidly or efficiently integrate Rhein’s business and technology into ours and the expected benefits of the combination may not materialize. Our ability to successfully integrate Rhein involves numerous risks, including:
•	difficulties in integrating the operations, technologies, products and personnel of Rhein;

•	difficulties in successfully utilizing Rhein’s manufacturing capabilities to produce materials for our existing product candidates in lieu of purchasing such materials from third party vendors;

•	diversion of management’s attention from normal daily operations of the business; · potential difficulties in integrating different projects;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient revenues to offset increased expenses associated with the acquisition; and · potential loss of key employees of Rhein.
     The Rhein acquisition may also cause us to:
•	assume liabilities some of which may be unknown at of the time of such acquisitions;

•	record certain intangible assets in conjunction with our accounting for the transaction in the second quarter of 2006 that may be subject to immediate write-off, ongoing impairment testing, or potential periodic impairment charges, or may cause us to incur future amortization expenses;

•	become subject to unknown litigation.
     There can be no assurance that we will be able to successfully integrate Rhein and its technology and personnel into our business.
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
The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:
•	progress or results of any of our clinical trials, in particular any announcements regarding the progress or results of our planned trials for TOLAMBA and HEPLISAV;

•	progress of regulatory approval of our product candidates, in particular TOLAMBA and HEPLISAV, and compliance with ongoing regulatory requirements;

•	our ability to establish collaborations for the development and commercialization of our product candidates;

•	market acceptance of our product candidates;

•	our ability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	our ability to form strategic partnerships or joint ventures;

•	maintenance of our existing licensing agreements with the Regents of the University of California;

•	changes in government regulations;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	degree of trading liquidity in our common stock
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Document
10.19*	2004 Non-employee Director Option Program (Revised) and 2005 Non-employee Director Cash Compensation program, effective April 14, 2005 and amended February 23, 2006
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

Date: May 5, 2006

	By:	/s/ DEBORAH A. SMELTZER

Deborah A. Smeltzer Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2006

	By:	/s/ TIMOTHY G. HENN

Timothy G. Henn Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

Date: May 5, 2006