Form 10-K/A
period 2005-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2006-08-04
CIK 1029142

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
Results of Operations
      The following table sets forth the results of operations for the years ended December 31, 2005, 2004 and 2003 (in thousands, except percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Years Ended December 31,			2004 to 2005		2003 to 2004

Results of Operations:	2005	2004	2003	$	%	$	%

Revenues:
Collaboration revenue	$12,199	$13,782	$—	$(1,583)	(11)%	$13,782	N/A
Grant revenue	2,456	1,030	826	1,426	138%	204	25%

Total revenues	$14,655	$14,812	$826	$(157)	(1)%	$13,986	1,693%

Operating expenses:
Research and development	$27,887	$23,129	$13,786	$4,758	21%	$9,343	68%
General and administrative	9,258	8,543	4,804	715	8%	3,739	78%

Total operating expenses	$37,145	$31,672	$18,590	$5,473	17%	$13,082	70%

Interest income, net	$1,935	$889	$412	$1,046	118%	$477	116%
Deemed dividend upon issuance of ordinary share of Dynavax Asia	$—	$—	$633	$—	—%	$(633)	(100)%

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
      The following is a summary of our research and development expense (in thousands):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2004 to 2005		2003 to 2004

Research and Development:	2005	2004	2003	$	%	$	%

Compensation and related personnel costs	$8,661	$6,896	$5,721	$1,765	26%	$1,176	21%
Outside services	14,986	12,408	5,405	2,578	21%	7,003	130%
Facility costs	3,673	2,546	1,376	1,127	44%	1,170	85%
Non-cash stock-based compensation	567	1,279	1,284	(712)	(56)%	(5)	—%

Total research and development	$27,887	$23,129	$13,786	$4,758	21%	$9,343	68%

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
      The following is a summary of our general and administrative expense (in thousands):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2004 to 2005		2003 to 2004

General and Administrative:	2005	2004	2003	$	%	$	%

Compensation and related personnel costs	$4,543	$3,322	$2,531	$1,221	37%	$791	31%
Outside services	2,255	1,729	588	526	30%	1,141	194%
Legal and patent costs	1,117	1,291	693	(174)	(13)%	598	86%
Facility costs	510	743	524	(233)	(31)%	219	42%
Non-cash stock-based compensation	833	1,458	468	(625)	(43)%	990	212%

Total general and administrative	$9,258	$8,543	$4,804	$715	8%	$3,739	78%

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