Form 10-Q
period 2006-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2006-08-04
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
     As of July 31, 2006, the registrant had outstanding 30,587,769 shares of common stock.

INDEX
DYNAVAX TECHNOLOGIES CORPORATION

Page No.
PART I FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements (Unaudited)	4

Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

PART II OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	38
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FORWARD-LOOKING STATEMENTS
     This Quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. Our forward-looking statements include discussions regarding our business and financing strategies, future research and development, preclinical and clinical product development efforts, intellectual property right and, ability to commercialize our product candidates as well as the timing of the introduction of our products, uncertainty regarding our future operating results and prospects for profitability. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A – Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.
     This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,090	$8,725
Marketable securities	31,613	66,385
Investments held by Symphony Dynamo, Inc.	19,044	—
Restricted cash	408	408
Accounts receivable	710	689
Prepaid expenses and other current assets	1,275	1,277

Total current assets	63,140	77,484
Property and equipment, net	4,986	2,197
Goodwill	2,312	—
Other intangible assets, net	4,884	—
Other assets	1,302	412

Total assets	$76,624	$80,093

Liabilities, noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$1,417	$952
Accrued liabilities	6,195	3,841
Deferred revenues	829	750

Total current liabilities	8,441	5,543

Other long-term liabilities	152	187

Noncontrolling interest in Symphony Dynamo, Inc.	9,728	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock: $0.001 par value; 100,000 shares authorized at June 30, 2006 and December 31, 2005; 30,588 and 30,482 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	31	30
Additional paid-in capital	197,620	192,840
Deferred stock compensation	—	(2,467)
Accumulated other comprehensive loss:
Unrealized loss on marketable securities available-for-sale	(72)	(144)
Cumulative translation adjustment	60	(5)

Accumulated other comprehensive loss	(12)	(149)

Accumulated deficit	(139,336)	(115,891)

Total stockholders’ equity	58,303	74,363

Total liabilities, noncontrolling interest and stockholders’ equity	$76,624	$80,093

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Collaboration revenue	$—	$—	$—	$12,199
Services and license revenue	224	—	224	—
Grant revenue	305	953	593	1,452

Total revenues	529	953	817	13,651

Operating expenses:
Research and development	10,762	7,493	17,354	13,148
General and administrative	3,380	2,473	5,983	4,813
Acquired in-process research and development	4,180	—	4,180	—
Amortization of intangible assets	196	—	196	—

Total operating expenses	18,518	9,966	27,713	17,961

Loss from operations	(17,989)	(9,013)	(26,896)	(4,310)

Interest and other income, net	685	434	1,420	801

Loss including noncontrolling interest in Symphony Dynamo, Inc.	(17,304)	(8,579)	(25,476)	(3,509)

Loss attributed to noncontrolling interest in Symphony Dynamo, Inc.	2,031	—	2,031	—

Net loss	$(15,273)	$(8,579)	$(23,445)	$(3,509)

Basic and diluted net loss per share	$(0.50)	$(0.35)	$(0.77)	$(0.14)

Shares used to compute basic and diluted net loss per share	30,536	24,745	30,524	24,734

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net loss	$(23,445)	$(3,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	(827)	387
Loss attributed to noncontrolling interest in Symphony Dynamo, Inc.	(2,031)	—
Acquired in-process research and development	4,180	—
Amortization of intangible assets	196	—
Gain on disposal of property and equipment	(50)	—
Accretion and amortization on marketable securities	169	640
Realized loss on sale of marketable securities	23	—
Interest accrued on notes receivable from stockholders	—	(12)
Stock-based compensation expense	1,396	653
Changes in operating assets and liabilities:
Accounts receivable	468	2,387
Prepaid expenses and other current assets	2	(740)
Other assets	(505)	(10)
Accounts payable	242	229
Accrued liabilities	2,354	178
Deferred revenues	(87)	(6,952)

Net cash used in operating activities	(17,915)	(6,749)

Investing activities
Purchases of investments held by Symphony Dynamo, Inc.	(19,044)	—
Cash paid for acquisition, net of cash acquired	(14,045)	—
Purchases of marketable securities	(7,653)	(35,712)
Maturities and sales of marketable securities	42,305	31,190
Disposal (purchases) of property and equipment	41	(363)

Net cash provided by (used in) investing activities	1,604	(4,885)

Financing activities
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Dynamo, Inc., net of fees	17,405	—
Proceeds from employee stock purchase plan	57	66
Exercise of stock options	149	6
Repayment of notes receivable from stockholders	—	92

Net cash provided by financing activities	17,611	164

Effect of exchange rate on cash and cash equivalents	65	(4)

Net increase (decrease) increase in cash and cash equivalents	1,365	(11,474)
Cash and cash equivalents at beginning of period	8,725	16,590

Cash and cash equivalents at end of period	$10,090	$5,116

Supplemental disclosure of non-cash investing and financing activities
Warrants issued in conjunction with the Symphony Dynamo, Inc. transaction	$5,646	$—

Change in unrealized loss on marketable securities	$72	$(18)

Change in cumulative translation adjustment	$65	$(4)

Exercise of stock options	$—	$200

Repurchase of common stock for exercise of stock options	$—	$(200)

See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     Dynavax Technologies Corporation (“Dynavax” or the “Company”) is a biopharmaceutical company that discovers, develops and intends to commercialize innovative products to treat and prevent allergies, infectious diseases, cancer and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways.
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
     These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (SEC) on March 16, 2006.
     The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries as well as a variable interest entity, Symphony Dynamo, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (FIN 46R). All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, which is the discovery and development of biopharmaceutical products.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Critical Accounting Policies
     The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2006 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, except as discussed below.
Revenue Recognition
     We recognize revenue from collaborative agreements, the performance of research and development and contract manufacturing services, royalty and license fees and grants. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.
     Revenues from collaboration and research and development service agreements are recognized as work is performed. Any amounts received in advance of performance are recorded as deferred revenue and recognized as earned over the estimated term of the performance obligation. Revenue from milestones with substantive performance risk is recognized upon achievement of the milestone. All revenue recognized to date under these collaborations and milestones has been nonrefundable.
     Revenues from the manufacturing and sale of vaccine and other materials at the Dynavax Europe facility are recognized upon meeting the criteria for substantial performance and acceptance by the customer. Revenues from license fees and royalty payments are recognized when earned; up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when collection is reasonably assured.
     Grant revenue from government and private agency grants are recognized as the related research expenses are incurred and to the extent that funding is approved. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards. Any amounts received in advance of performance are recorded as deferred revenue until earned.
Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (FAS 123R) using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.
Acquired In-process Research and Development
     We allocate the purchase price of acquisitions based on the estimated fair value of the assets acquired and liabilities assumed. To assist in determining the value of the acquired in-process research and development (in-process R&D) and certain other intangibles associated with the Rhein Biotech GmbH transaction discussed in Note 2, we obtained a third party valuation as of the acquisition date. We used the income approach and the cost approach to value in-process research and development. The income approach is based on the premise that the value of an asset is the present value of the future earning capacity that is available for distribution to the investors in the asset. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. The cost approach is based on the theory that a prudent investor would pay no more than the cost of constructing a similar asset of like utility at prices applicable at the time of the appraisal. We estimate the costs involved in re-creating the technology using the historical cost and effort applied to the development of the technology prior to the valuation date. Given the high risk associated with the development of new drugs, we adjust the revenue and expense forecasts to reflect the probability and risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the estimated fair value assigned to the in-process R&D and other intangibles is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.
Goodwill and Other Intangible Assets
     Goodwill amounts are recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method of accounting. The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. The Company evaluates goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

Valuation of Long-lived Assets
     Long-lived assets to be held and used, including property and equipment and identified intangible assets, are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:
•	significant changes in the strategy for our overall business;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of acquired assets;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.
     Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets that management expects to hold and use are based on the fair value of such assets.
Consolidation of Variable Interest Entities
     Under FIN 46R, “Consolidation of Variable Interest Entities,” arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities (VIEs). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. The enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary.
     Based on the provisions of FIN 46R, we have concluded that under certain circumstances when we enter into agreements that contain an option to purchase assets or equity securities from an entity, or enter into an arrangement with a financial partner for the formation of joint ventures which engage in research and development projects, a VIE may be created. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with our financial statements. Our consolidated financial statements include the accounts of Symphony Dynamo, Inc. discussed in Note 4.
2. Acquisition of Rhein Biotech GmbH
     On April 21, 2006, the Company completed the acquisition of Rhein Biotech GmbH (Rhein) from Rhein Biotech NV, a subsidiary of Berna Biotech AG (Berna). As a result, the financial position and results of operations of Rhein have been included in our condensed consolidated financial statements as of June 30, 2006 and for the period from April 22, 2006 through June 30, 2006. Rhein, located in Düsseldorf, Germany, became a wholly-owned subsidiary which the Company refers to as Dynavax Europe. Through this acquisition, Dynavax gained ownership of a current Good Manufacturing Practice (GMP)-certified vaccine manufacturing facility in the European Union, control over the production and supply of its hepatitis B surface antigen and potentially other antigens to support clinical and commercial programs, management and personnel with expertise in biopharmaceutical product development and production and a complementary pipeline of vaccine and antiviral products. Upon closing of the transaction, Dynavax’s license and supply agreement with Berna for the supply of hepatitis B surface antigen used in the Company’s HEPLISAV™ vaccine was terminated, eliminating Berna’s option to commercialize HEPLISAV.
     Under the terms of the transaction, the Company purchased all of the outstanding capital stock of Rhein, which included the satisfaction of outstanding debt and certain employee and acquisition costs for an aggregate purchase price of approximately $14.6 million. The components of the purchase price are summarized in the following table (in thousands):

Consideration and acquisition costs:
Cash paid for common stock	$7,925
Cash paid to satisfy outstanding debt	4,550
Employee costs	745
Acquisition costs	1,338

Total purchase price	$14,558

     Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Certain purchase accounting adjustments were made in order to state the tangible assets acquired and liabilities assumed at their estimated fair values and in accordance with the Company’s accounting policies and U.S. generally accepted accounting principles. These adjustments primarily impacted deferred revenue and acquired property and equipment. The Company utilized a third party valuation expert to assess the fair value of the identifiable intangible assets acquired, as well as in-process research and development. The purchase price was allocated using information available at the time of acquisition. The Company may adjust the preliminary purchase price relating to good will, intangible assets and in-process R&D after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions of preliminary estimates. The excess of purchase price over the aggregate fair values was recorded as goodwill.

     The preliminary allocation of the total purchase price is as follows (in thousands):

Allocation of purchase price:
Cash and cash equivalents	$513
Accounts receivable	489
Other current assets	385
Property, plant and equipment	3,092
Goodwill	2,312
Intangible assets	5,080
In-process research and development	4,180
Accounts payable	(273)
Deferred revenue	(166)
Other current liabilities	(1,054)

Total purchase price	$14,558

     Intangible assets consist primarily of manufacturing process, customer relationships, and developed technology. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. The developed technology derives from a licensed hepatitis B vaccine product. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following table presents details of the purchased intangible assets acquired as part of the acquisition (in thousands, except years):

	Estimated Useful Life
Intangible Assets	(in Years)	Amount
Manufacturing process	5	$3,670
Customer relationships	5	1,230
Developed technology	7	180

Total		$5,080

     The following tables present details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
June 30, 2006	Gross	Amortization	Net
Manufacturing process	$3,670	$143	$3,527
Customer relationships	1,230	48	1,182
Developed technology	180	5	175

Total	$5,080	$196	$4,884

     The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2006 (remaining six months)	$503
2007	1,006
2008	1,006
2009	1,005
2010	1,005
Thereafter	359

Total	$4,884

     The Company’s methodology for allocating the purchase price to in-process R&D is determined through established valuation techniques in the biotechnology industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established at that date and no future alternative uses exist. Total in-process R&D expense was $4.2 million for both the three and six months ended June 30, 2006.
     The unaudited financial information in the table below summarizes the combined results of operations of Dynavax and Rhein, on a pro forma basis, as though the companies had been combined as of January 1, 2006 and 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and six months ended June 30, 2006 includes a charge for the write off of in-process R&D. The pro forma financial information for all periods presented also includes the purchase accounting adjustments on Rhein’s revenue, adjustments to depreciation on acquired property and equipment, and amortization charges from acquired intangible assets.
     The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$571	$1,702	$1,503	$15,182
Net loss	$(15,794)	$(9,764)	$(25,733)	$(5,907)
Basic and diluted earnings per share	$(0.52)	$(0.39)	$(0.84)	$(0.24)
3. Collaborative Research and Development Agreements
     In March 2005, the Company agreed to end its collaboration with UCB Farchim, S.A. (UCB) and regained full rights to its allergy program. During the second quarter of 2005, the Company received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. Collaboration revenue for the six months ended June 30, 2005 included accelerated recognition of $7.0 million in deferred revenue as the Company had no ongoing obligations under the collaboration. Collaboration revenue from UCB amounted to $12.2 million during the six months ended June 30, 2005.
     In 2003, the Company was awarded government grants totaling $8.3 million to be received over as long as three and one-half years, assuming annual review criteria are met, to fund research and development of certain biodefense programs. Revenue associated with these grants is recognized as the related expenses are incurred. For the six months ended June 30, 2006 and 2005, the Company recognized revenue of approximately $0.5 million and $1.4 million, respectively, associated with government grants for biodefense programs.
     In the fourth quarter of 2004, the Company was awarded $0.5 million from the Alliance for Lupus Research to be received during 2005 and 2006 to fund research and development of new treatment approaches for lupus. For each of the six months ended June 30, 2006 and 2005, the Company recognized revenue of approximately $0.1 million associated with the lupus grant.
4. Symphony Dynamo, Inc.
     On April 18, 2006, the Company entered into a series of related agreements with Symphony Capital Partners, LP to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development. Pursuant to the agreements, Symphony Dynamo, Inc. (SDI) has agreed to invest $50.0 million to fund the clinical development of these programs and we have licensed to SDI our intellectual property rights related to these programs. SDI is a wholly-owned subsidiary of Symphony Dynamo Holdings LLC (Holdings), which provided $20.0 million in funding to SDI at closing, and which is obligated to fund an additional $30.0 million in one year following closing. We continue to be primarily responsible for the development of these programs.
     In accordance with FIN 46R, we have determined that SDI is a variable interest entity for which we are the primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our condensed consolidated financial statements as of June 30, 2006 and for the period from April 18, 2006 through June 30, 2006. Accordingly, the investments held by SDI and noncontrolling interest in SDI in the condensed consolidated balance sheet include the initial $20.0 million of funding, less funds spent to date on the development of the programs. The noncontrolling interest in SDI, which will continue to be reduced by SDI’s losses, was also reduced initially by (i) the structuring fee and other closing costs of $2.6 million, and (ii) the value assigned to the warrants issued to Holdings upon closing of $5.6 million.
     Reimbursable expenses related to the SDI programs were $2.0 million for the period from April 18, 2006 through June 30, 2006, as reflected in the loss attributed to the noncontrolling interest in SDI.
     Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of Dynavax common stock at

$7.32 per share, representing a 25% premium over the applicable 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. The warrant may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. The warrant issued upon closing was assigned a value of $5.6 million using the Black-Scholes valuation model, which has been recorded as a reduction in the noncontrolling interest in SDI and an increase in additional paid in capital.
     In consideration for the warrant, Dynavax received an exclusive purchase option (Purchase Option) to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at Dynavax’s sole discretion. Dynavax also has an option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the agreement. The Program Option is exercisable at our sole discretion at a price which is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If the Company does not exercise its exclusive right to purchase some or all of the programs licensed under the agreement, the intellectual property rights to the programs at the end of the development period will remain with SDI.
5. Commitments
     The Company leases its facilities in Berkeley, California and Düsseldorf, Germany under operating leases that expire in September 2014 (Berkeley Lease) and August 2009 (Düsseldorf Lease), respectively. The Berkeley Lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to our operating leases for the six months ended June 30, 2006 and 2005, was $0.8 million and $0.7 million, respectively. Deferred rent was $0.2 million as of June 30, 2006.
     We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to the Company totaling $0.4 million annually through 2007. This sublease agreement includes an option for early termination by the Company in August 2006 but otherwise extends automatically until August 2007.
     Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2006, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2006	$1,051
2007	2,139
2008	2,192
2009	1,487

$6,869

     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2006 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
     In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, the Company may be required to pay future up-front fees, milestones and royalties on net sales of products originating from the licensed technologies. We consider these potential obligations to be contingent and have summarized all significant arrangements below.

     We rely on research institutions, contract research organizations (CRO), clinical investigators and clinical manufacturers. As of June 30, 2006, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $33 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
     The Company entered into a series of exclusive license agreements with the Regents of the University of California in March 1997 and October 1998. These agreements provide the Company with certain technology and related patent rights and materials related to ISS, TNF-alpha inhibitors, vaccines using DNA and immunoregulatory sequences. Under the terms of the agreements, the Company pays annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies.
     On April 21, 2006, Rhein and Green Cross Vaccine Corp. entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to a hepatitis B vaccine. In exchange, Rhein will be required to pay Green Cross a certain profit share until Green Cross’s development costs for the product are recouped and a certain profit share for a specified period of time after the hepatitis B product is launched in Europe and Asia.
     In December 2004, Rhein entered into a joint venture agreement under which it is obligated to perform research and development services up to a maximum of 1.5 million Euro, or approximately $2.0 million, related to the development of a vaccine for cytomegalovirus. As of June 30, 2006, the remaining obligation was approximately $1.0 million.
6. Net Loss Per Share
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options and warrants are considered to be potentially dilutive common shares and are not included in the calculation of diluted net loss per share attributable to common stockholders because their effect is dilutive.
     The following is a reconciliation of the numerator and denominator used in the basic and diluted net loss per share computations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net loss	(15,273)	(8,579)	(23,445)	(3,509)

Denominator:
Weighted-average common shares outstanding used for basic and diluted net loss per share	30,536	24,745	30,524	24,734
7. Stockholders’ Equity
     As of June 30, 2006, the Company had three share-based compensation plans: the 1997 Equity Incentive Plan; the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan.
     Prior to January 1, 2006, the Company accounted for its share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.

     As a result of the adoption of FAS 123R, the Company reduced its deferred stock compensation balance and additional paid in capital previously associated with APB 25 accounting by $2.5 million as of January 1, 2006. Also as a result of adopting FAS123R, the Company’s loss before income taxes and net loss for the three and six months ended June 30, 2006 are higher by $0.5 million and $0.8 million, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 are higher by $0.02 and $0.03, respectively, than if the Company had continued to account for share-based compensation under APB 25.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s share-based compensation plans during the three and six months ended June 30, 2005 (in thousands, except per share amounts). For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option valuation model and amortized to expense on a straight-line basis over the vesting periods of the options.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$(8,579)	$(3,509)
Add: Stock-based employee compensation expense included in net loss	336	668
Less: Stock-based employee compensation expense determined under the fair value based method	(716)	(1,410)

Net loss, pro forma	$(8,959)	$(4,251)

Net loss per share:
Basic and diluted net loss, as reported	$(0.35)	$(0.14)

Basic and diluted net loss, pro forma	$(0.36)	$(0.17)

     Under the Company’s stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

					Employee Stock
	Employee Stock Options				Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
Weighted-average fair value	$3.79	$2.28	$3.99	$3.85	$2.65	$3.68
Risk-free interest rate	5.1%	3.9%	4.8%	3.5%	4.7%	3.2%
Expected life (in years)	5.8	4	5.7	4	1.2	1.7
Volatility	0.8	0.7	0.8	0.7	0.7	0.7
Expected dividends	—	—	—	—	—	—
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
     The Company recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Employee and director stock-based compensation expense	$731	$336	$1,388	$668
Non-employee stock-based compensation expense	(1)	—	8	(15)

Total	$730	$336	$1,396	$653

     The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized for the three and six months ended June 30, 2006 was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 11%. As of June 30, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $7.7 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.7 years.
     Activity under the our stock option plans was as follows:

			Weighted-Average
	Options Available	Number of Options	Exercise Price Per
	for Grant	Outstanding	Share
Balance at December 31, 2005	2,831,668	2,598,797	$4.43
Options authorized	400,000	—	—
Options granted	(1,271,600)	1,271,600	$5.72
Options exercised	—	(94,268)	$1.56
Options cancelled:
Options forfeited (unvested)	195,077	(195,077)	$5.20
Options expired (vested)	59,459	(59,459)	$3.27

Balance at June 30, 2006	2,214,604	3,521,593	$4.95

     Total options exercised during the six months ended June 30, 2006 and June 30, 2005 was 94,268 and 136,114, respectively. The total intrinsic value of the options exercised during the six months ended June 30, 2006 and June 30, 2005 was approximately $0.4 million and $0.8 million, respectively. No income tax benefits were realized by the Company in the six months ended June 30, 2006 or June 30, 2005, as the Company reported an operating loss.
     The following table summarizes outstanding options that are vested and expected to vest, and options exercisable under our stock option plans as of June 30, 2006:

			Weighted- Average
		Weighted-Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Number of Shares	Share	(in years)	Value
Outstanding options (vested and expected to vest)	3,124,807	$4.86	8.3	$1,696,121
Options exercisable	1,241,250	$3.98	7.2	$1,291,032
Employee Stock Purchase Plan
     As of June 30, 2006, 496,000 shares were reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s common stock or capital structure. During the six months ended June 30, 2006, employees acquired 11,352 shares of our common stock under the Purchase Plan. At June 30, 2006, 449,956 shares of our common stock remained available for future purchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to those set forth below and in Risk Factors as well as elsewhere in this document.
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
Overview
     Dynavax Technologies Corporation (the “Company”) discovers, develops and intends to commercialize innovative products to treat and prevent allergies, infectious diseases, cancer and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our clinical development programs are based on immunostimulatory sequences, or ISS, which are short DNA sequences designed to enhance the ability of the immune system to fight disease and control chronic inflammation. Our most advanced ISS-based clinical pipeline programs are a ragweed allergy immunotherapeutic and a hepatitis B vaccine.
     Our clinical development pipeline currently includes: TOLAMBA™, a ragweed allergy immunotherapeutic, for which a major safety and efficacy trial is currently underway, and that is in a supportive clinical trial in ragweed allergic children; HEPLISAV™, a hepatitis B vaccine that is currently in a Phase 3 clinical trial; SUPERVAX™, a hepatitis B vaccine; a cancer therapy currently in a Phase 2 clinical trial and anticipated to enter clinical trials in solid tumors; and an asthma immunotherapeutic that has shown preliminary safety and pharmacology in a Phase 2a clinical trial. We also have preclinical programs in hepatitis B therapy and hepatitis C therapy that are funded by Symphony Dynamo, Inc. (SDI) and preclinical programs focused on chronic inflammation, antiviral therapies and improved, next-generation vaccines using ISS and other technologies.
Recent Developments
TOLAMBA
     TOLAMBA (formerly, Amb a 1 ISS Conjugate or AIC) is a novel injectable product candidate to treat ragweed allergy. In early 2006, we announced results from a two-year Phase 2/3 clinical trial of TOLAMBA showing that patients treated with a single six-week course of TOLAMBA prior to the 2004 season experienced a statistically significant reduction in total nasal symptom scores and other efficacy endpoints compared to placebo-treated patients in the second year of the trial. The safety profile of TOLAMBA was favorable. Systemic side effects were indistinguishable from placebo and local injection site tenderness was minor and transient.
     Following a discussion with the U.S. Food & Drug Administration (FDA) in the first quarter 2006, we decided to conduct an additional major safety and efficacy trial with the goal of determining whether a more intensive, single-course dosing regimen can elicit a greater treatment effect than prior regimens. In the second quarter of 2006, we initiated the Dynavax Allergic Rhinitis TOLAMBA Trial, or DARTT, and announced that enrollment in the DARTT exceeded expectations relative to the speed and number of study subjects. DARTT is a two-year, multi-center, well-controlled study in 738 ragweed allergic subjects, aged 18 to 55 years, randomized into three arms: prior dosing regimen, higher total dose regimen, and placebo. Subjects receive six injections over six weeks prior to the start of the 2006 ragweed season. Ragweed symptoms will be followed over the 2006 and 2007 ragweed seasons. The primary endpoint is reduction in total nasal symptom scores (TNSS) in the higher total dose arm compared to placebo during the second (2007) ragweed season. The trial design includes an interim analysis to be conducted in early 2007 following completion of the 2006 ragweed season. We anticipate that data from the DARTT interim analysis, if positive, combined with the safety and efficacy data from the recently completed two year Phase 2/3 trial, and from an ongoing trial in ragweed allergic children, could provide sufficient patient data for determining the potential timeline to registration.

HEPLISAV
     HEPLISAV, our product candidate for hepatitis B prophylaxis, completed a Phase 2/3 trial conducted in Singapore in adults (40 years of age and older) who are more difficult to immunize with conventional vaccines. Results from the final analysis of this trial showed statistically significant superiority in protective antibody response and robustness of protective effect after three vaccinations when compared to GlaxoSmithKline’s Engerix-B®. We intend to focus our development activities and resources on maximizing the potential of HEPLISAV’s demonstrated superiority over conventional hepatitis B vaccine in both the younger (under 40 years of age) and older adult populations, and its potential in the worldwide dialysis market.
     The pivotal Phase 3 trial in the older, more difficult to immunize population in Asia and the U.S.-based Phase 1 trial in patients with end-stage renal disease (pre-hemodialysis) are ongoing. We are in the process of planning additional trials designed to support registration activities. In the second half of 2006, we plan to initiate pivotal Phase 3 safety and efficacy trials for HEPLISAV in the younger adult population in the U.S., Europe and Canada. Also in the second half of 2006, we anticipate initiating a Phase 2 trial in the dialysis population that would be conducted in Europe and/or Canada.
SUPERVAX
     In April 2006, we announced the acquisition of Rhein Biotech GmbH, which we refer to as Dynavax Europe. As a result, we acquired a hepatitis B vaccine product called SUPERVAX that has been tested in more than 600 subjects and has demonstrated safety and 99% seroprotection compared to conventional vaccine when administered on a convenient, 0, 1-month two-dose schedule. We intend to continue development of and registration activities for SUPERVAX as a two-dose vaccine for commercialization in developing countries.
Symphony Dynamo, Inc.
     In April 2006, we entered into a series of related agreements with Symphony Capital Partners, LP to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development. Pursuant to the agreements, Symphony Dynamo, Inc. (SDI) has agreed to invest $50.0 million to fund the clinical development of these programs and we have licensed to SDI our intellectual property rights related to these programs. SDI is a wholly-owned subsidiary of Symphony Dynamo Holdings LLC (Holdings), which provided $20.0 million in funding to SDI at closing, and which is obligated to fund an additional $30.0 million in one year following closing. We continue to be primarily responsible for the development of these programs.
     Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of Dynavax common stock at $7.32 per share, representing a 25% premium over the recent 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. The warrant may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. In consideration for the warrant, Dynavax received an exclusive purchase option (Purchase Option) to acquire all of the programs through the purchase of all of the equity in Symphony Dynamo during the five-year term at specified prices. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at Dynavax’s sole discretion. Dynavax also has an option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the agreement. The Program Option is exercisable at our sole discretion at a price which is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If the Company does not exercise its exclusive right to purchase some or all of the programs licensed under the agreement, the intellectual property rights to the programs at the end of the development period will remain with SDI.
     In cancer, we believe that the potent and multifaceted biological activities of ISS offer a number of distinct approaches to cancer therapy in a wide range of tumor types. We are evaluating the potential of ISS to enhance the effect of monoclonal antibodies in cancer therapies. We have conducted an open-label Phase I, dose-escalation trial of ISS in combination with Rituxan® (rituximab) in 20 patients with non-Hodgkin’s lymphoma (NHL). Results of this study showed dose-dependent pharmacological activity without significant toxicity. A follow-up Phase 2 trial of ISS with Rituxan in NHL is currently underway in 30 patients with histologically confirmed CD20+, B-cell follicular NHL who have received at least one previous treatment regimen for lymphoma. The primary objective is to assess the proportion of patients who are alive and without disease progression one year after initiating Rituxan therapy. Mechanistic studies will be performed to characterize the enhancement of antitumor activity by ISS.
     We anticipate that our cancer product candidate will advance into clinical trials in solid tumors in 2006, and our hepatitis B and hepatitis C therapeutic product candidates are currently planned to enter the clinic in 2007.

Critical Accounting Policies and the Use of Estimates
     We believe that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2006 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, except as discussed below.
Revenue Recognition
     We recognize revenue from collaborative agreements, the performance of research and development and contract manufacturing services, royalty and license fees and grants. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.
     Revenues from collaboration and research and development service agreements are recognized as work is performed. Any amounts received in advance of performance are recorded as deferred revenue and recognized as earned over the estimated term of the performance obligation. Revenue from milestones with substantive performance risk is recognized upon achievement of the milestone. All revenue recognized to date under these collaborations and milestones has been nonrefundable.
     Revenues from the manufacturing and sale of vaccine and other materials at the Dynavax Europe facility are recognized upon meeting the criteria for substantial performance and acceptance by the customer. Revenues from license fees and royalty payments are recognized when earned; up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when collection is reasonably assured.
     Grant revenue from government and private agency grants are recognized as the related research expenses are incurred and to the extent that funding is approved. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards. Any amounts received in advance of performance are recorded as deferred revenue until earned.
Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (FAS 123R) using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.
     As a result of the adoption of FAS 123R, the Company reduced its deferred stock compensation balance and additional paid in capital by $2.5 million as of January 1, 2006. As of June 30, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $7.7 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.7 years.
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
Acquired In-process Research and Development
     We allocate the purchase price of acquisitions based on the estimated fair value of the assets acquired and liabilities assumed. To assist in determining the value of the acquired in-process research and development and certain other intangibles associated with the Rhein Biotech GmbH transaction discussed in Note 2 to the condensed consolidated financial statements, we obtained a third party valuation as of the acquisition date. We used the income approach and the cost approach to value in-process research and development. The income approach is based on the premise that the value of an asset is the present value of the future earning capacity that is available for distribution to the investors in the asset. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we adjust the revenue and expense forecasts to reflect the probability and risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the estimated fair value assigned to the in-process research and development and other intangibles is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.
Goodwill and Other Intangible Assets
     Goodwill amounts are recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method of accounting. The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”
Valuation of Long-lived Assets
     Long-lived assets to be held and used, including property and equipment and identified intangible assets, are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:
•	significant changes in the strategy for our overall business;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of acquired assets;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.
     Determination of recoverability is based on an estimate of undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets that management expects to hold and use are based on the fair value of such assets.
Consolidation of Variable Interest Entities
     Under FIN 46R, “Consolidation of Variable Interest Entities,” arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities (VIEs). An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. The enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary.
     Based on the provisions of FIN 46R, we have concluded that under certain circumstances when we enter into agreements that contain an option to purchase assets or equity securities from an entity, or enter into an arrangement with a financial partner for the formation of joint ventures which engage in research and development projects, a VIE may be created. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with our financial statements. Our consolidated financial statements include the accounts of Symphony Dynamo, Inc. discussed in Note 4.
Results of Operations
Revenues
     The following is a summary of our revenues (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2006 to 2005		June 30,		from 2006 to 2005
	2006	2005	$	%	2006	2005	$	%
Revenues:
Collaboration revenue	$—	$—	$—	—%	$—	$12,199	$(12,199)	(100)%
Services and license revenue	224	—	224	100%	224	—	224	100%
Grant revenue	305	953	(648)	(68)%	593	1,452	(859)	(59)%

Total revenues	$529	$953	$(424)	(44)%	$817	$13,651	$(12,834)	(94)%

     Total revenues for the six months ended June 30, 2006 were $0.8 million, compared to $13.7 million for the same period in 2005. Total revenues in the second quarter 2006 consisted of services and license fees from Dynavax Europe for the first time and grants awarded by the National Institute of Allergy and Infectious Diseases and by the Alliance for Lupus Research. Collaboration revenue for the six months ended June 30, 2005 included accelerated recognition of $7.0 million in deferred revenue following the end of our collaboration with UCB in March 2005. Our ability to generate future collaboration revenue in 2006 and beyond will be dependent on our ability to enter into new collaborative relationships. Until we enter into new collaboration arrangements, we expect our future revenues will be limited to grants and services and license revenue from Dynavax Europe.
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
     The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2006 to 2005		June 30,		from 2006 to 2005
Research and development:	2006	2005	$	%	2006	2005	$	%
Compensation and related personnel costs	$3,069	$2,131	$938	44%	$5,544	$4,284	$1,260	29%
Outside services	6,180	4,334	1,846	43%	9,046	6,826	2,220	33%
Facility costs	1,241	885	356	40%	2,208	1,756	452	26%
Non-cash stock-based compensation	272	143	129	90%	556	282	274	97%

Total research and development	$10,762	$7,493	$3,269	44%	$17,354	$13,148	$4,206	32%

     Research and development expenses of $17.4 million for the six months ended June 30, 2006 increased by $4.2 million, or 32%, from the same period in 2005. The increase over the prior year was primarily due to increased clinical trial and clinical manufacturing activities related to our lead product candidates TOLAMBA and HEPLISAV, $1.4 million related to Dynavax Europe operations, and programs funded by SDI. Compensation and related personnel costs also increased in 2006 attributed to continued organizational growth to support further development of our clinical candidates. We incurred additional stock-based compensation charges resulting from our adoption of FAS 123R effective January 1, 2006.
     We anticipate that our research and development expenses will increase significantly during 2006 primarily in connection with the advancement of our clinical development programs in the areas of allergy and hepatitis B, as well as additional expenses associated with Dynavax Europe and SDI.
General and Administrative
     General and administrative expense consists primarily of compensation and related personnel costs, outside services such as accounting, consulting, business development, investor relations and insurance, legal and patent costs, allocated facility costs and non-cash stock-based compensation.
     The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2006 to 2005		June 30,		From 2006 to 2005
General and administrative:	2006	2005	$	%	2006	2005	$	%
Compensation and related personnel costs	$1,641	$1,095	$546	50%	$2,805	$2,188	$617	28%
Outside services	784	720	64	9%	1,464	1,329	135	10%
Legal and patent costs, net	348	342	6	2%	632	677	(45)	(7)%
Facility costs	149	122	27	21%	293	248	45	17%
Gain on disposal of property and equipment	—	—	—	—%	(50)	—	(50)	(100)%
Non-cash stock-based compensation	458	193	265	138%	839	371	468	126%

Total general and administrative	$3,380	$2,473	$908	37%	$5,983	$4,813	$1,170	24%

     General and administrative expenses of $6.0 million for the six months ended June 30, 2006 increased by $1.2 million, or 24%, from the same period in 2005. The increase over the prior year primarily reflects the additional compensation and related personnel costs associated with overall organizational growth, including the impact of Dynavax Europe operations which accounted for approximately $0.4 million of the increase in general and administrative expenses. In addition, we incurred higher stock-based compensation charges resulting from our adoption of FAS 123R effective January 1, 2006.
     We expect general and administrative expenses to increase during 2006, resulting from continued organizational growth and expenses incurred to support the advancement of our clinical development programs as well as additional expenses associated with Dynavax Europe, SDI and preparation for integration and compliance of those operations with our public reporting obligations.
Acquired In-process Research and Development
     Following our acquisition of Dynavax Europe in April 2006, we recorded the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As a result, we recorded net tangible assets of $3.0 million, goodwill and other intangible assets of $7.4 million, and expense associated with the acquired in-process research and development of $4.2 million, representing the fair value of research projects that had not yet reached technological feasibility and that have no alternative future use.
Amortization of Intangible Assets
     Intangible assets resulting from our acquisition of Dynavax Europe consist primarily of manufacturing process, customer relationships, and developed technology. Amortization of intangible assets was $0.2 million for the three and six months ended June 30, 2006.
Interest and Other Income, Net

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2006 to 2005		June 30,		from 2006 to 2005
	2006	2005	$ %		2006	2005	$ %
Interest and other income, net	$685	$434	$251	58%	$1,420	$801	$619	77%
     Interest and other income, net is comprised of interest income; amortization on marketable securities; and realized gains and losses on investments, disposals of property and equipment and foreign currency translation. Interest and other income, net of $1.4 million for the six months ended June 30, 2006 compared to $0.8 million reported for the same period in 2005. The increase was primarily due to the investment of proceeds from our follow-on equity offering in the fourth quarter of 2005, as well as interest earned on the investments held by SDI.
Non-controlling Interest in Symphony Dynamo, Inc.
     Pursuant to the agreements that we entered into with SDI in April 2006, the results of operations of SDI have been included in our condensed consolidated financial statements from the date of formation. Reimbursable expenses related to the SDI programs were $2.0 million for the period from April 18, 2006 through June 30, 2006, as reflected in the loss attributed to the noncontrolling interest in SDI.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $177.9 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. We have also financed certain of our research and development activities under our agreements with SDI. We completed an initial public offering in February 2004, raising net proceeds during fiscal 2004 of approximately $46.5 million from the sale of 6,900,000 shares of common stock. In the fourth quarter of 2005, we completed an underwritten public offering that resulted in net proceeds to the Company of approximately $33.1 million from the sale of 5,720,000 shares of our common stock. As of June 30, 2006, we had $41.7 million in cash, cash equivalents and marketable securities and $19.0 million in investments held by SDI. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
     Cash used in operating activities of $17.9 million during the six months ended June 30, 2006 compared to $6.7 million for the same period in 2005. The increase in cash usage over the prior year was due primarily to the increase in our net loss from operations and the increase in working capital. Cash provided by investing activities of $1.6 million during the six months ended June 30, 2006 compared to usage of cash of $4.9 million for the same period in 2005. The increase was attributed to sales of marketable securities, net of $14.0 million in cash paid to acquire Dynavax Europe and $19.0 million in purchases of investments held by SDI. Cash provided by financing activities was $17.6 million during the six months ended June 30, 2006 compared to $0.2 million for the same period in 2005, resulting primarily from proceeds from investments in SDI.
     Excluding the potential impact of any equity offerings, business collaborations or other transactions that may be entered into, we expect our cash and cash equivalents, marketable securities and investments held by SDI to decline by December 31, 2006, primarily due to cash used for operations. We expect net cash used in operating activities to increase significantly in 2006 as compared to prior years related to the advancement of our clinical development programs.
     We currently anticipate that our cash and cash equivalents, marketable securities, and investments in and expected to be made by SDI will enable us to maintain our operations for at least the next twelve months. Because of the significant time it will take for any of our product candidates to complete the clinical trials process, be approved by regulatory authorities and successfully commercialized, we may require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.
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
Contractual Obligations
     The following summarizes our significant contractual obligations as of June 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years
Future minimum payments under our operating lease	$6,869	$1,051	$4,331	$1,487

Total	$6,869	$1,051	$4,331	$1,487

     We lease our facilities in Berkeley, California and Düsseldorf, Germany under operating leases that expire in September 2014 (Berkeley Lease) and August 2009 (Düsseldorf Lease), respectively. The Berkeley Lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $0.4 million annually through 2007. This sublease agreement includes an option for early termination by the Company in August 2006 but otherwise extends automatically until August 2007.
     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2006 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2006 and December 31, 2005. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
     In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, the Company may be required to pay future up-front fees, milestones and royalties on net sales of products originating from the licensed technologies. We consider these potential obligations to be contingent and have summarized all significant arrangements below.

     We rely on research institutions, contract research organizations (CRO), clinical investigators and clinical manufacturers. As of June 30, 2006, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $33 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
     We entered into a series of exclusive license agreements with the Regents of the University of California in March 1997 and October 1998. These agreements provide us with certain technology and related patent rights and materials related to ISS, TNF-alpha inhibitors, vaccines using DNA and immunoregulatory sequences. Under the terms of the agreements, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies.
     On April 21, 2006, Rhein and Green Cross Vaccine Corp. entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to a hepatitis B vaccine. In exchange, Rhein will be required to pay Green Cross a certain profit share until Green Cross’s development costs for the product are recouped and a certain profit share for a specified period of time after the hepatitis B product is launched in Europe and Asia.
     In December 2004, Rhein entered into a joint venture agreement under which it is obligated to perform research and development services up to a maximum of 1.5 million Euro, or approximately $2.0 million, related to the development of a vaccine for cytomegalovirus. As of June 30, 2006, the remaining obligation was approximately $1.0 million.

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
     Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have minimal exposure to foreign exchange rate fluctuations.
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
(b) Changes in internal controls
     Since our acquisition of Dynavax Europe, we have expanded our internal control over financial reporting to include consolidation of Dynavax Europe’s results of operations, as well as acquisition-related accounting and disclosures. No other changes in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     We have experienced significant operating losses in each year since our inception in August 1996. To date, our revenue has resulted from a collaboration agreement with UCB Farchim, S.A. (UCB), services and license fees from Dynavax Europe, and government and private agency grants. The UCB collaboration agreement ended in March 2005. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in January 2007 at the latest. Our accumulated deficit was $139.3 million as of June 30, 2006, and we anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts.
     We do not have any products that generate revenue. In April 2006, we initiated the Dynavax Allergic Rhinitis TOLAMBA Trial, or DARTT, which is designed to complement data derived from the recently completed Phase 2/3 clinical trial and our ongoing trial in ragweed allergic children. The HEPLISAV pivotal Phase 3 trial in Asia and the U.S.-based Phase 1 trial in patients with pre-hemodialysis are ongoing. These and our other product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate product revenue depends upon:
•	demonstrating in clinical trials that our product candidates are safe and effective, in particular, in the current and planned trials for TOLAMBA and HEPLISAV;

•	obtaining regulatory approvals for our product candidates;

•	entering into collaborative relationships on commercially reasonable terms for the development, manufacturing, sales and marketing of our product candidates, and then successfully managing these relationships; and

•	obtaining commercial acceptance of our products, in particular TOLAMBA and HEPLISAV.
     If we are unable to generate revenues or achieve profitability, we may be required to significantly reduce or discontinue our operations or raise additional capital under adverse circumstances.
If we are unable to secure additional funding, we will have to reduce or discontinue operations.
     We believe our existing capital resources will be adequate to satisfy our capital needs for at least the next twelve months. Because of the significant time and resources it will take to develop our product candidates, potentially commercialize them and generate revenues, we will require substantial additional capital resources in order to continue our operations, and any such funding may not allow us to continue operations as currently planned. We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations, and any change in plans may increase these outlays and expenditures. We may be unable to obtain additional capital from financing sources or from agreements with collaborators on acceptable terms, or at all. If at any time sufficient capital is not available, we may be required to delay, reduce the scope of, or eliminate some or all of our research, preclinical or clinical programs or discontinue our operations.

All of our product candidates are unproven, and our success depends on our product candidates being approved through uncertain and time-consuming regulatory processes. Failure to prove our products safe and effective in clinical trials and obtain regulatory approvals could require us to discontinue operations.
     None of our product candidates has been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approval for TOLAMBA, our ragweed allergy product candidate, and HEPLISAV, our hepatitis B vaccine product candidate. Approval processes in the United States and in other countries are uncertain, take many years and require the expenditure of substantial resources. Product development failure can occur at any stage of clinical trials and as a result of many factors, many of which are not under our control.
     We will need to demonstrate in clinical trials that a product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. In early 2006, we announced results from a two-year Phase 2/3 clinical trial of TOLAMBA in which the safety profile was favorable. In April 2006, we initiated the DARTT study, which broadens the TOLAMBA clinical program and is designed to complement data derived from the recently completed Phase 2/3 clinical trial and our ongoing trial in ragweed allergic children initiated in 2005. If we identify any safety issues associated with TOLAMBA, we may be restricted from initiating further trials for TOLAMBA. Moreover, we may not see sufficient signs of efficacy in those studies. We have initiated a pivotal Phase 3 trial for HEPLISAV in Asia. We are in the process of planning additional trials designed to support registration activities. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval in their jurisdictions.
     Many new drug candidates, including many drug candidates that have completed Phase 3 clinical trials, have shown promising results in early clinical trials and subsequently failed to establish sufficient safety and efficacy to obtain regulatory approval. Despite the time and money expended, regulatory approvals are uncertain. Failure to successfully complete clinical trials and show that our products are safe and effective would have a material adverse effect on our ability to eventually generate revenues and could require us to reduce the scope of or discontinue our operations.
Our clinical trials may be extended, suspended, delayed or terminated at any time. Even short delays in the commencement and progress of our trials may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.
     We may extend, suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, concerns regarding health risks to test subjects or inadequate supply of the product candidate. In addition, our ability to conduct clinical trials for some of our product candidates, notably TOLAMBA, is limited due to the seasonal nature of ragweed allergy. Even a small delay in a trial for any product candidate could require us to delay commencement of the trial until the target population is available for testing, which could result in a delay of an entire year. Our registration and commercial timelines will depend on results of the current and planned clinical trials and further discussions with the FDA. Consequently, we may experience additional delays in obtaining regulatory approval for these product candidates.
     In particular for TOLAMBA or HEPLISAV, any extension, suspension, termination or unanticipated delays of our clinical trials could:
•	adversely affect our ability to timely and successfully commercialize or market these product candidates;

•	result in significant additional costs;

•	potentially diminish any competitive advantages for those products;

•	adversely affect our ability to enter into collaborations, receive milestone payments or royalties from potential collaborators;

•	cause us to abandon the development of the affected product candidate; or

•	limit our ability to obtain additional financing on acceptable terms, if at all.

If third parties successfully assert that we have infringed their patents and proprietary rights or challenge the validity of our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent development or commercialization of our product candidates.
     We may be exposed to future litigation by third parties based on claims that our product candidates, proprietary technologies or the licenses on which we rely, infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. If we become involved in any litigation, interference or other administrative proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.
     Two of our potential competitors relative to HEPLISAV, Merck & Co., Inc., or Merck, and GlaxoSmithKline Plc, or GSK, are exclusive licensees of broad patents covering hepatitis B surface antigen. In addition, the Institute Pasteur also owns or has exclusive licenses to patents covering hepatitis B surface antigen. While some of these patents have expired or will soon expire outside of the United States, they remain in force in the United States and are likely to be in force when we commercialize HEPLISAV or a similar product in the United States. To the extent we were to commercialize HEPLISAV in the United States, Merck and/or GSK or the Institute Pasteur may bring claims against us.
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
     Another of our potential competitors, Coley Pharmaceutical Group, or Coley, has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, or PTO. If these claims are held to be valid, Coley may seek to enforce its rights under these claims, including, for example, by suing us for patent infringement. Consequently, we may need to obtain a license to one or more of these claims held by Coley by paying cash, granting royalties on sales of our products or offering rights to our own proprietary technologies in order to commercialize one or more of our formulations of ISS in the U.S., including TOLAMBA and HEPLISAV. Such a license may not be available to us on acceptable terms, if at all, which could preclude or limit out ability to commercialize products.
     In December 2003, the PTO declared an interference to resolve first-to-invent disputes between a patent application filed by the Regents of the University of California, which is exclusively licensed to us, and an issued U.S. patent owned by Coley relating to immunostimulatory DNA sequences. The declaration of interference named the Regents of the University of California as senior party, indicating that a patent application filed by the Regents of the University of California and licensed to us was filed prior to a patent application owned by Coley that led to an issued U.S. patent. The interference provides the first forum to challenge the validity and priority of certain of Coley’s patents. On March 10, 2005, the PTO issued a decision in the interference which did not address the merits of the case, but dismissed it on technical legal grounds based on the timing of Dynavax’s filing of its claims and request for interference. Dynavax appealed this decision to the U.S. Federal Circuit court which on July 17, 2006, upheld the decision of the PTO. Dynavax plans to file a motion for reconsideration and rehearing en banc.
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
     Our product candidates in clinical trials are based on our 1018 ISS compound, and substantially all of our research and development programs use ISS-based technology. If any of our product candidates in clinical trials produce serious adverse safety data, we may be required to delay or discontinue all of our clinical trials. In addition, as all of our clinical product candidates contain 1018 ISS, a common safety risk across therapeutic areas may hinder our ability to enter into potential collaborations and if adverse safety data are found to apply to our ISS-based technology as a whole, we may be required to significantly reduce or discontinue our operations.
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
     We have granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapeutics to Symphony Dynamo, Inc., or SDI, in consideration for a commitment from Symphony Capital Partners, LP and its co-investors to provide $50 million of committed capital to advance these programs. The funding is to be provided in two tranches, $30 million of which remains to be provided by the first anniversary of the agreement. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire certain or all of the programs at specified points in time at specified prices during the term of the five-year development period. The development programs under the arrangement will be jointly managed by SDI and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise the purchase option prior to its expiration, then our rights in and with respect to the SDI programs will terminate and we will no longer have rights to any of the programs licensed to SDI under the arrangement.
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
We rely on third parties to supply materials and perform functions necessary to manufacture our clinical product candidates for our clinical trials. Loss of these suppliers or manufacturers, or failure to replace them may delay our clinical trials and research and development efforts and may result in additional costs, which would preclude us from producing our product candidates on commercially reasonable terms.
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
     We rely on third parties to conduct our planned clinical trials for TOLAMBA or HEPLISAV. If these third parties do not carry out their contractual duties or obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to failure to adhere to our clinical protocols or for other reasons, our planned clinical trials may be extended, delayed or terminated. Any extension, delay or termination of our trials would delay our ability to commercialize TOLAMBA or HEPLISAV and generate revenues.
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
     TOLAMBA, if approved, will compete directly with conventional allergy shots and indirectly with antihistamines, corticosteroids and anti-leukotriene agents, used to treat seasonal allergy symptoms, including those produced by GSK, Merck, Novartis, Schering-Plough and AstraZeneca Plc. Since our TOLAMBA ragweed allergy treatment would require a series of injections, we expect that some patients that currently take oral or inhaled pharmaceutical products to treat their allergies would not consider our product.
     HEPLISAV, if approved, will compete with existing vaccines produced by GSK and Merck, among others.
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
     On April 21, 2006, we acquired Rhein Biotech GmbH in a cash transaction of approximately $12.5 million, excluding certain employee and transaction related costs and expenses. Through this acquisition, Dynavax gained ownership of a European Union (EU) GMP-certified vaccine manufacturing facility in Düsseldorf, Germany, certain vaccine and other commercial programs, a management team and personnel with specialized expertise in process development and vaccine manufacturing.
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
•	difficulties in integrating the operations, technologies, products and personnel of Rhein;

•	difficulties in successfully utilizing Rhein’s manufacturing capabilities to produce materials for our existing product candidates in lieu of purchasing such materials from third party vendors;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in integrating different projects;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	potential loss of key employees of Rhein.
     The Rhein acquisition may also cause us to:
•	assume liabilities some of which may be unknown at the time of such acquisitions;

•	record certain intangible assets in conjunction with our accounting for the transaction in the second quarter of 2006 that may be subject to immediate write-off, ongoing impairment testing, or potential periodic impairment charges, or may cause us to incur future amortization expenses; or

•	become subject to unknown litigation.
     Moreover, we will be required to include Rhein as part our Sarbanes-Oxley compliance requirements beginning in 2007. There can be no assurance that we will be able to successfully integrate Rhein and its technology and personnel into our business.
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
     Our success depends upon our license arrangements with the Regents of the University of California, or UC. These licenses are critical to our research and product development efforts. Our dependence on these licenses subjects us to numerous risks, such as disputes regarding the invention and corresponding ownership rights in inventions and know-how resulting from the joint creation or use of intellectual property by us and UC, or scientific collaborators. Additionally, our agreements with UC generally contain diligence or milestone-based termination provisions. Our failure to meet any obligations pursuant to these provisions could allow UC to terminate any of these licensing agreements or convert them to non-exclusive licenses. In addition, our license agreements with UC may be terminated or may expire by their terms, and we may not be able to maintain the exclusivity of these licenses. If we cannot maintain licenses that are advantageous or necessary to the development or the commercialization of our product candidates, we may be required to expend significant time and resources to develop or license similar technology.
Our stock price is subject to volatility, and your investment may suffer a decline in value.
     The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:
•	progress or results of any of our clinical trials, in particular any announcements regarding the progress or results of our planned trials for TOLAMBA and HEPLISAV;

•	progress of regulatory approval of our product candidates, in particular TOLAMBA and HEPLISAV, and compliance with ongoing regulatory requirements;

•	our ability to establish collaborations for the development and commercialization of our product candidates;

•	market acceptance of our product candidates;

•	our ability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	our ability to form strategic partnerships or joint ventures;

•	maintenance of our existing licensing agreements with the Regents of the University of California;

•	changes in government regulations;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions and other external factors;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	volume of trading liquidity in our common stock
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
     As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements may increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to comply with new reporting requirements. Specifically, with the Rhein acquisition, we now have foreign operations that will not later than 2007 be required to meet the Section 404 requirements as part of our operations. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control reporting. If we are unable to maintain an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our internal controls over financial reporting and the reliability of our financial statements, which could harm our business and could impact the market price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 18, 2006, pursuant to agreements with Symphony Capital LP discussed in Note 4 to the Condensed Consolidated Financial Statements included in this Form 10-Q, we issued to Symphony Holdings LLC a five-year warrant to purchase 2,000,000 shares of our common stock at $7.32 per share, representing a 25% premium over the applicable 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. We filed a registration statement on Form S-3 (File No. 333-134688) on June 1, 2006 covering the resale of share of common stock subject to purchase pursuant to the warrants, and the warrants were issued pursuant to Rule 506 promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Shareholders on June 14, 2006. The proposals voted on by the Company shareholders and the voting results were as follows:
     Proposal 1: Election of Class III Directors
     The election of directors was approved as follows:

	For	Withhold
Daniel S. Janney	25,986,718	226,048
Arnold L. Oronsky	26,102,663	110,103
     Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm
     Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2006 as follows:

For	Against	Abstain
26,180,441	24,810	7,515
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Document
10.19	2004 Non-employee Director Option Program (Revised) and 2005 Non-employee Director Cash Compensation Program, effective April 14, 2005 and amended February 23, 2006.

10.20*	Summary of Düsseldorf Lease Agreement as of August 14, 1990, as amended

10.21*†	Definitive Commercial Agreement, dated April 21, 2006, among Dynavax Technologies Corporation, Rhein Biotech NV and Rhein Biotech GmbH

10.22*†	Exclusive License Agreement, dated April 21, 2006, between Green Cross Vaccine Corp. and Rhein Biotech GmbH

10.23*†	Share Sale and Purchase Agreement, dated March 27, 2006, between Dynavax Technologies Corporation and Rhein Biotech N.V.

10.24*†	License and Supply Agreement, dated February 28, 2002, between Corixa Corporation and Rhein Biotech N.V.

10.25*†	Purchase Option Agreement, dated as of April 18, 2006, among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.

10.26*†	Registration Rights Agreement, dated as of April 18, 2006, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC

10.27*†	Warrant Purchase Agreement, dated as of April 18, 2006, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC

10.28*†	Amended and Restated Research and Development Agreement, dated as of April 18, 2006, among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.

10.29*†	Novated and Restated Technology License Agreement, dated as of April 18, 2006, among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Document
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

Date: August 4, 2006

By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2006

By:	/s/ TIMOTHY G. HENN
Timothy G. Henn
Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

Date: August 4, 2006