Form 10-Q
period 2006-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2006-11-03
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of October 31, 2006, the registrant had outstanding 37,939,673 shares of common stock.

INDEX
DYNAVAX TECHNOLOGIES CORPORATION
     This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS
     This Quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. Our forward-looking statements include discussions regarding our business and financing strategies, future research and development, preclinical and clinical product development efforts, intellectual property rights and ability to commercialize our product candidates, as well as the timing of the introduction of our products, uncertainty regarding our future operating results and prospects for profitability. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A — Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$15,951	$8,725
Marketable securities	25,243	66,385
Investments held by Symphony Dynamo, Inc.	17,727	—
Restricted cash	408	408
Accounts receivable	1,885	689
Prepaid expenses and other current assets	1,117	1,277

Total current assets	62,331	77,484

Property and equipment, net	4,918	2,197
Goodwill	2,312	—
Other intangible assets, net	4,633	—
Other assets	1,304	412

Total assets	$75,498	$80,093

Liabilities, noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$3,108	$952
Accrued liabilities	6,930	3,841
Deferred revenues	1,427	750

Total current liabilities	11,465	5,543

Deferred revenues, noncurrent	10,000	—
Other long-term liabilities	135	187

Noncontrolling interest in Symphony Dynamo, Inc.	6,457	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock: $0.001 par value; 100,000 shares authorized at September 30, 2006 and December 31, 2005; 30,658 and 30,482 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	31	30
Additional paid-in capital	198,809	192,840
Deferred stock compensation	—	(2,467)
Accumulated other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities available-for-sale	7	(144)
Cumulative translation adjustment	82	(5)

Accumulated other comprehensive gain (loss)	89	(149)

Accumulated deficit	(151,488)	(115,891)

Total stockholders’ equity	47,441	74,363

Total liabilities, noncontrolling interest and stockholders’ equity	$75,498	$80,093

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Collaboration revenue	$166	$—	$166	$12,199
Services and license revenue	692	—	916	—
Grant revenue	734	404	1,327	1,856

Total revenues	1,592	404	2,409	14,055
Operating expenses:
Research and development	12,781	6,797	30,135	19,945
General and administrative	4,656	2,319	10,639	7,132
Acquired in-process research and development	—	—	4,180	—
Amortization of intangible assets	251	—	447	—

Total operating expenses	17,688	9,116	45,401	27,077

Loss from operations	(16,096)	(8,712)	(42,992)	(13,022)
Interest and other income, net	673	428	2,093	1,229

Loss including noncontrolling interest in Symphony Dynamo, Inc.	(15,423)	(8,284)	(40,899)	(11,793)
Loss attributed to noncontrolling interest in Symphony Dynamo, Inc.	3,271	—	5,302	—

Net loss	$(12,152)	$(8,284)	$(35,597)	$(11,793)

Basic and diluted net loss per share	$(0.40)	$(0.33)	$(1.17)	$(0.48)

Shares used to compute basic and diluted net loss per share	30,605	24,751	30,551	24,740

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net loss	$(35,597)	$(11,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	797	578
Loss attributed to noncontrolling interest in Symphony Dynamo, Inc.	(5,302)	—
Acquired in-process research and development	4,180	—
Amortization of intangible assets	447	—
Gain on disposal of property and equipment	(50)	—
Accretion and amortization on marketable securities	152	850
Realized loss on sale of marketable securities	23	—
Interest accrued on notes receivable from stockholders	—	(16)
Stock-based compensation expense	2,366	961
Changes in operating assets and liabilities:
Accounts receivable	(707)	2,070
Prepaid expenses and other current assets	160	(410)
Other assets	(507)	(10)
Accounts payable	1,933	868
Accrued liabilities	2,035	(461)
Deferred revenues	10,511	(7,000)

Net cash used in operating activities	(19,559)	(14,363)

Investing activities
Purchases of investments held by Symphony Dynamo, Inc.	(17,727)	—
Cash paid for acquisition, net of cash acquired	(14,045)	—
Purchases of marketable securities	(19,627)	(39,203)
Maturities and sales of marketable securities	60,745	56,052
Purchases of property and equipment	(478)	(452)

Net cash provided by investing activities	8,868	16,397

Financing activities
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Dynamo, Inc., net of fees	17,405	—
Proceeds from employee stock purchase plan	114	115
Exercise of stock options	311	6
Repayment of notes receivable from stockholders	—	427

Net cash provided by financing activities	17,830	548

Effect of exchange rate on cash and cash equivalents	87	(4)

Net increase in cash and cash equivalents	7,226	2,578
Cash and cash equivalents at beginning of period	8,725	16,590

Cash and cash equivalents at end of period	$15,951	$19,168

Supplemental disclosure of non-cash investing and financing activities
Warrants issued in conjunction with the Symphony Dynamo, Inc. transaction	$5,646	$—

Change in unrealized loss on marketable securities	$151	$6

Change in cumulative translation adjustment	$87	$(4)

Disposal of fully depreciated property and equipment	$255	$—

Exercise of stock options	$—	$200

Repurchase of common stock for exercise of stock options	$—	$(200)

See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     Dynavax Technologies Corporation, or Dynavax or the Company, is a biopharmaceutical company that discovers, develops and intends to commercialize innovative Toll-like Receptor 9, or TLR9, agonist-based products to treat and prevent allergies, infectious diseases, cancer, and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our TLR9 agonists are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation.
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
     These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission, or SEC, on March 16, 2006, as amended by Amendment No. 1 filed on August 4, 2006.
     The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries as well as a variable interest entity, Symphony Dynamo, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. All significant intercompany accounts and transactions have been eliminated. The Company operates in one business segment, which is the discovery and development of biopharmaceutical products.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Critical Accounting Policies
     The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2006 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, except as discussed below.
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
     Revenues from collaboration and research and development service agreements are recognized as work is performed. Any upfront fees or amounts received in advance of performance are recorded as deferred revenue and recognized as earned over the estimated term of the performance obligation. Revenue from milestones with substantive performance risk is recognized upon achievement of the milestone. All revenue recognized to date under these collaborations and milestones has been nonrefundable.
     Revenues from the manufacturing and sale of vaccine and other materials are recognized upon meeting the criteria for substantial performance and acceptance by the customer. Revenues from license fees and royalty payments are recognized when earned; up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when collection is reasonably assured.
     Grant revenue from government and private agency grants are recognized as the related research expenses are incurred and to the extent that funding is approved. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards. Any amounts received in advance of performance are recorded as deferred revenue until earned.
Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment,” or FAS 123R, using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.
Acquired In-process Research and Development
     We allocate the purchase price of acquisitions based on the estimated fair value of the assets acquired and liabilities assumed. To assist in determining the value of the acquired in-process research and development, or in-process R&D, and certain other intangibles associated with the Rhein Biotech GmbH transaction discussed in Note 2, we obtained a third party valuation as of the acquisition date. We used the income approach and the cost approach to value in-process research and development. The income approach is based on the premise that the value of an asset is the present value of the future earning capacity that is available for distribution to the investors in the asset. We perform a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. The cost approach is based on the theory that a prudent investor would pay no more than the cost of constructing a similar asset of like utility at prices applicable at the time of the appraisal. We estimate the costs involved in re-creating the technology using the historical cost and effort applied to the development of the technology prior to the valuation date. Given the high risk associated with the development of new drugs, we adjust the revenue and expense forecasts to reflect the probability and risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the estimated fair value assigned to the in-process R&D and other intangibles is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.
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
Consolidation of Variable Interest Entities
     Under FIN 46R, “Consolidation of Variable Interest Entities,” arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities, or VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. The enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary.
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
2. Acquisition of Rhein Biotech GmbH
     On April 21, 2006, the Company completed the acquisition of Rhein Biotech GmbH, or Rhein, from Rhein Biotech NV, a subsidiary of Berna Biotech AG, or Berna. As a result, the financial position and results of operations of Rhein have been included in our condensed consolidated financial statements as of September 30, 2006 and for the period from April 22, 2006 through September 30, 2006. Rhein, located in Düsseldorf, Germany, became a wholly-owned subsidiary which the Company refers to as Dynavax Europe. Through this acquisition, Dynavax gained ownership of a current Good Manufacturing Practice, or GMP,-certified vaccine manufacturing facility in the European Union, control over the production and supply of its hepatitis B surface antigen and potentially other antigens to support clinical and commercial programs, management and personnel with expertise in biopharmaceutical product development and production and a complementary pipeline of vaccine and antiviral products. Upon closing of the transaction, Dynavax’s license and supply agreement with Berna for the supply of hepatitis B surface antigen used in the Company’s HEPLISAV™ vaccine was terminated, eliminating Berna’s option to commercialize HEPLISAV.
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

     Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Certain purchase accounting adjustments were made in order to state the tangible assets acquired and liabilities assumed at their estimated fair values and in accordance with the Company’s accounting policies and U.S. generally accepted accounting principles. These adjustments primarily impacted deferred revenue and acquired property and equipment. The Company utilized a third party valuation expert to assess the fair value of the identifiable intangible assets acquired, as well as in-process research and development. The purchase price was allocated using information available at the time of acquisition. The Company may adjust the preliminary purchase price relating to goodwill, intangible assets and in-process R&D after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions of preliminary estimates. The excess of purchase price over the aggregate fair values was recorded as goodwill.
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

	Estimated Useful Life
Intangible Assets	(in Years)	Amount
Manufacturing process	5	$3,670
Customer relationships	5	1,230
Developed technology	7	180

Total		$5,080

     The following tables present details of the Company’s total purchased intangible assets (in thousands):

		Accumulated
September 30, 2006	Gross	Amortization	Net
Manufacturing process	$3,670	$326	$3,344
Customer relationships	1,230	109	1,121
Developed technology	180	12	168

Total	$5,080	$447	$4,633

     The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2006 (remaining three months)	$251
2007	1,006
2008	1,006
2009	1,006
2010	1,005
Thereafter	359

Total	$4,633

     The Company’s methodology for allocating the purchase price to in-process R&D is determined through established valuation techniques in the biotechnology industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established at that date and no future alternative uses exist. Total in-process R&D expense was $4.2 million for the nine months ended September 30, 2006.
     The unaudited financial information in the table below summarizes the combined results of operations of Dynavax and Rhein, on a proforma basis, as though the companies had been combined as of January 1, 2006 and 2005. The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The proforma financial information for the nine months ended September 30, 2006 includes a charge for the write off of in-process R&D. The proforma financial information for all periods presented also includes the purchase accounting adjustments on Rhein’s revenue, adjustments to depreciation on acquired property and equipment, and amortization charges from acquired intangible assets.
     The following table summarizes the unaudited proforma financial information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,592	$1,096	$3,095	$16,278
Net loss	$(12,152)	$(9,550)	$(37,885)	$(15,457)
Basic and diluted earnings per share	$(0.40)	$(0.39)	$(1.24)	$(0.62)
3. Collaborative Research and Development Agreements
     In September 2006, we entered into a research collaboration and license agreement with AstraZeneca for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. The collaboration will use our proprietary second-generation TLR9 agonist immunostimulatory sequences or ISS. Under the terms of the agreement, Dynavax and AstraZeneca will collaborate to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca will be responsible for any development and worldwide commercialization of products arising out of the research program. Dynavax may also have the opportunity to co-promote in the United States products arising from the collaboration. The financial terms of the collaboration include an upfront fee of $10 million plus research funding and preclinical milestones that could bring the total committed funding to $27 million. The total potential deal value including future development milestones approximates $136 million. Upon commercialization, Dynavax is also eligible to receive royalties based on product sales. Collaboration revenue resulting from the performance of research services amounted to $0.2 million for the quarter ended September 30, 2006. As of September 30, 2006, the Company recorded deferred revenue of $10.6 million associated with the upfront fee and amounts billed in advance for research services per the contract terms.
     In March 2005, the Company agreed to end its collaboration with UCB Farchim, S.A., or UCB, and regained full rights to its allergy program. During the second quarter of 2005, the Company received cash payments in satisfaction of outstanding receivables due from UCB and obligations owed by UCB under the collaboration. Collaboration revenue for the nine months ended September 30, 2005 included accelerated recognition of $7.0 million in deferred revenue as the Company had no ongoing obligations under the collaboration. Collaboration revenue from UCB amounted to $12.2 million during the nine months ended September 30, 2005.
     In 2004, the Company was awarded $0.5 million from the Alliance for Lupus Research to be received during 2005 and 2006 to fund research and development of new treatment approaches for lupus. For the nine months ended September 30, 2006 and 2005, the Company recognized revenue of approximately $0.1 million and $0.2 million, respectively, associated with the lupus grant.
     In 2003, the Company was awarded government grants totaling $8.3 million to be received over as long as three and one-half years, assuming annual review criteria are met, to fund research and development of certain biodefense programs. Revenue associated with these grants is recognized as the related expenses are incurred. For the three months ended September 30, 2006 and 2005, the Company recognized revenue of approximately $0.6 million and $0.3 million, respectively, associated with government grants for biodefense programs. For the nine months ended September 30, 2006 and 2005, the Company recognized revenue of approximately $1.2 million and $1.7 million, respectively.
4. Symphony Dynamo, Inc.
     On April 18, 2006, the Company entered into a series of related agreements with Symphony Capital Partners, LP to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development. Pursuant to the agreements, Symphony Dynamo, Inc., or SDI, has agreed to invest $50.0 million to fund the clinical development of these programs and we have licensed to SDI our intellectual property rights related to these programs. SDI is a wholly-owned subsidiary of Symphony Dynamo Holdings LLC, or Holdings, which provided $20.0 million in funding to SDI at closing, and which is obligated to fund an additional $30.0 million in one year following closing. We continue to be primarily responsible for the development of these programs.

     In accordance with FIN 46R, we have determined that SDI is a variable interest entity for which we are the primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our condensed consolidated financial statements as of September 30, 2006 and for the period from April 18, 2006 through September 30, 2006. Accordingly, the investments held by SDI and noncontrolling interest in SDI in the condensed consolidated balance sheet include the initial $20.0 million of funding, less funds spent to date on the development of the programs. The noncontrolling interest in SDI, which will continue to be reduced by SDI’s losses, was also reduced initially by (i) the structuring fee and other closing costs of $2.6 million, and (ii) the value assigned to the warrants issued to Holdings upon closing of $5.6 million.
     Collaboration funding for SDI programs was $5.3 million for the period from April 18, 2006 through September 30, 2006. Collaboration funding, net of certain administrative expenses incurred and interest income earned by SDI, is reflected in the loss attributed to the noncontrolling interest in SDI.
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
     In consideration for the warrant, Dynavax received an exclusive purchase option, or the Purchase Option, to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at Dynavax’s sole discretion. Dynavax also has an option to purchase either the hepatitis B or hepatitis C program, or the Program Option, during the first year of the agreement. The Program Option is exercisable at our sole discretion at a price which is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If the Company does not exercise its exclusive right to purchase some or all of the programs licensed under the agreement, the intellectual property rights to the programs at the end of the development period will remain with SDI.
5. Commitments
     The Company leases its facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and August 2009, respectively. The Berkeley Lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to our operating leases for the nine months ended September 30, 2006 and 2005, was $1.3 million and $1.1 million, respectively. Deferred rent was $0.2 million as of September 30, 2006.
     We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to the Company totaling $0.4 million annually through 2007. This sublease agreement extends until August 2007.
     Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2006, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2006	$433
2007	1,755
2008	1,808
2009	1,230

$5,226

     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2006 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
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
     We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2006, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $30 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
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
     On April 21, 2006, Rhein and Green Cross Vaccine Corp. entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to a hepatitis B vaccine. In exchange, Rhein will be required to pay Green Cross a certain profit share until Green Cross’s development costs for the product are recouped and a certain profit share for a specified period of time.
     In December 2004, Rhein entered into a joint venture agreement under which it is obligated to perform research and development services up to a maximum of 1.5 million Euro, or approximately $2.0 million, related to the development of a vaccine for cytomegalovirus. As of September 30, 2006, the remaining obligation was approximately $0.9 million.
6. Net Loss Per Share
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase and incremental common shares issuable upon the exercise of stock options and warrants are considered to be potentially dilutive common shares and are not included in the calculation of diluted net loss per share because their effect is anti-dilutive.
     The following is a reconciliation of the numerator and denominator used in the basic and diluted net loss per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net loss	(12,152)	(8,284)	(35,597)	(11,793)
Denominator:
Weighted-average common shares outstanding used for basic and diluted net loss per share	30,605	24,751	30,551	24,740

7. Stockholders’ Equity
     As of September 30, 2006, the Company had three share-based compensation plans: the 1997 Equity Incentive Plan; the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan.
     Prior to January 1, 2006, the Company accounted for its share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or FAS 123. On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.
     As a result of the adoption of FAS 123R, the Company reduced its deferred stock compensation balance and additional paid in capital previously associated with APB 25 accounting by $2.5 million as of January 1, 2006. Also as a result of adopting FAS123R, the Company’s net loss for the three and nine months ended September 30, 2006 are higher by $0.7 million and $1.5 million, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 are higher by $0.02 and $0.05, respectively, than if the Company had continued to account for share-based compensation under APB 25.
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the Company’s share-based compensation plans during the three and nine months ended September 30, 2005 (in thousands, except per share amounts). For purposes of this proforma disclosure, the fair value of the options is estimated using the Black-Scholes option valuation model and amortized to expense on a straight-line basis over the vesting periods of the options.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss, as reported	$(8,284)	$(11,793)
Add: Stock-based employee compensation expense included in net loss	307	975
Less: Stock-based employee compensation expense determined under the fair value based method	(739)	(2,156)

Net loss, proforma	$(8,716)	$(12,974)

Net loss per share:
Basic and diluted net loss, as reported	$(0.33)	$(0.48)

Basic and diluted net loss, proforma	$(0.35)	$(0.52)

     Under the Company’s stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

					Employee Stock
	Employee Stock Options				Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
Weighted-average fair value	$2.14	$3.42	$3.95	$3.82	$1.95	$3.23
Risk-free interest rate	4.0%	4.1%	4.8%	3.7%	4.9%	3.7%
Expected life (in years)	4.0	4.0	5.7	4.0	1.2	1.7
Volatility	0.70	0.68	0.79	0.73	0.66	0.70
Expected dividends	—	—	—	—	—	—
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
     The Company recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Employee and director stock-based compensation expense	$949	$307	$2,337	$975
Non-employee stock-based compensation expense	21	1	29	(14)

Total	$970	$308	$2,366	$961

     The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized for the three and nine months ended September 30, 2006 was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 11%. As of September 30, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $7.1 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.5 years.
     Activity under the our stock option plans was as follows:

			Weighted-Average
	Options Available	Number of Options	Exercise Price Per
	for Grant	Outstanding	Share
Balance at December 31, 2005	2,831,668	2,598,797	$4.43
Options authorized	400,000	—	—
Options granted	(1,423,730)	1,423,730	$5.52
Options exercised	—	(148,568)	$2.09
Options cancelled:
Options forfeited (unvested)	635,118	(635,118)	$5.23
Options expired (vested)	76,663	(76,663)	$4.12

Balance at September 30, 2006	2,519,719	3,162,178	$4.88

     Total options exercised during the nine months ended September 30, 2006 and September 30, 2005 was 148,568 and 136,416, respectively. The total intrinsic value of the options exercised during the nine months ended September 30, 2006 and September 30, 2005 was approximately $0.5 million and $0.8 million, respectively. No income tax benefits were realized by the Company in the nine months ended September 30, 2006 or September 30, 2005, as the Company reported an operating loss.
     The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of September 30, 2006:

			Weighted- Average
		Weighted-Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Number of Shares	Share	(in years)	Value
Outstanding options (vested and expected to vest)	2,875,620	$4.80	7.9	$1,849,329
Options exercisable	1,307,234	$4.03	7.0	$1,482,701
Employee Stock Purchase Plan
     As of September 30, 2006, 496,000 shares were reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in the Company’s common stock or capital structure. During the nine months ended September 30, 2006, employees acquired 27,082 shares of our common stock under the Purchase Plan. At September 30, 2006, 434,226 shares of our common stock remained available for future purchases.
8. Subsequent Events
     On October 10, 2006, the Company closed its underwritten public offering of 7,130,000 shares of its common stock, including the exercise of the underwriter’s over-allotment option of 930,000 shares, at a price of $4.40 per share. The offering was made under the

Company’s effective shelf registration statement filed in September 2006 and resulted in net proceeds to the Company of approximately $29 million.
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
     This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this quarterly report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K.
Overview
     Dynavax Technologies Corporation, or Dynavax or the Company, is a biopharmaceutical company that discovers, develops and intends to commercialize innovative Toll-like Receptor 9, or TLR9, agonist-based products to treat and prevent allergies, infectious diseases, cancer, and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our TLR9 agonists are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation.
     Our pipeline includes: TOLAMBA™, a ragweed allergy immunotherapeutic, for which a major safety and efficacy trial, or DARTT, is currently underway, and that is in a supportive clinical trial in ragweed allergic children; HEPLISAV™, a hepatitis B vaccine in a Phase 3 clinical trial; SUPERVAX™, a hepatitis B vaccine; and a therapy for non-Hodgkin’s lymphoma in a Phase 2 clinical trial. Our preclinical asthma and chronic obstructive pulmonary disease, or COPD, programs are partnered with AstraZeneca. Funding for our other preclinical programs in cancer, hepatitis B, and hepatitis C therapies and for influenza vaccine has been provided by Symphony Dynamo, Inc. and the National Institute of Allergy and Infectious Diseases.
Recent Developments
     TOLAMBA
     TOLAMBA (Amb a 1 ISS Conjugate, or AIC) is a novel injectable product candidate to treat ragweed allergy. In early 2006, we announced results from a two-year Phase 2/3 clinical trial of TOLAMBA showing that patients treated with a single six-week course of TOLAMBA prior to the 2004 season experienced a statistically significant reduction in total nasal symptom scores and other efficacy endpoints compared to placebo-treated patients in the first and second year of the trial. The safety profile of TOLAMBA was favorable. Systemic side effects were indistinguishable from placebo and local injection site tenderness was minor and transient.
     Following a discussion with the U.S. Food & Drug Administration, or FDA, we initiated the Dynavax Allergic Rhinitis TOLAMBA Trial, or DARTT, and announced that enrollment in the DARTT exceeded expectations relative to the speed and number of study subjects. DARTT is a two-year, multi-center, well-controlled study in 738 ragweed allergic subjects, aged 18 to 55 years, randomized into three arms: prior dosing regimen, higher total dose regimen, and placebo. Subjects receive six injections over six weeks prior to the start of the 2006 ragweed season. Ragweed symptoms will be followed over the 2006 and 2007 ragweed seasons. The primary endpoint is reduction in total nasal symptom scores, or TNSS, in the higher total dose arm compared to placebo during the second (2007) ragweed season. The trial design includes a preliminary analysis anticipated to be conducted in early 2007 following completion of the 2006 ragweed season. We anticipate that data from the DARTT preliminary analysis, if positive, combined with the safety and efficacy data from the recently completed two year Phase 2/3 trial, and from an ongoing trial in ragweed allergic children, could provide sufficient patient data for determining the potential timeline to registration.
     HEPLISAV
     HEPLISAV, our product candidate for hepatitis B prophylaxis, has completed a Phase 2 trial conducted in Singapore in adults (40 years of age and older) who are more difficult to immunize with conventional vaccines. Results from the final analysis of this trial showed statistically significant superiority in protective antibody response and robustness of protective effect after three vaccinations when compared to GlaxoSmithKline’s Engerix-B®. We intend to focus our development activities and resources on maximizing the potential of HEPLISAV’s demonstrated superiority over conventional hepatitis B vaccine in both the younger (under 40 years of age) and older adult populations, and its potential in the worldwide dialysis market.
     The Phase 3 trial in the older, more difficult to immunize population in Asia and the U.S.-based Phase 1 trial in patients with end-stage renal disease (pre-hemodialysis) are ongoing. We are in the process of planning additional trials designed to support registration activities. In the fourth quarter of 2006, we plan to initiate a pivotal Phase 3 safety and efficacy trial for HEPLISAV that will be conducted first in Canada and then expanded into the U.S. and Europe. In the first quarter of 2007, we anticipate initiating a Phase 2 trial in the end-stage renal disease (pre-hemodialysis) population that would be conducted in Europe and/or Canada.
     SUPERVAX
     In April 2006, we announced the acquisition of Rhein Biotech GmbH, which we refer to as Dynavax Europe. As a result, we acquired a hepatitis B vaccine product called SUPERVAX that has been tested in more than 600 subjects and has demonstrated safety and 99% seroprotection when administered on a convenient, two-dose schedule. SUPERVAX is approved for marketing in Argentina and sales of the vaccine are expected in the fourth quarter of 2006 through a third party partner. We intend to continue development of and registration activities for SUPERVAX as a two-dose vaccine for commercialization in select countries.
     Non-Hodgkin’s Lymphoma
     We are evaluating the potential of ISS to enhance the effect of monoclonal antibodies in cancer therapies. We have conducted an open-label Phase 1, dose-escalation trial of ISS in combination with Rituxan® (rituximab) in 20 patients with non-Hodgkin’s lymphoma, or NHL. Results of this study showed dose-dependent pharmacological activity without significant toxicity. A follow-up Phase 2 trial of ISS with Rituxan in NHL is currently underway in 30 patients with histologically confirmed CD20+, B-cell follicular NHL who have received at least one previous treatment regimen for lymphoma. The primary objective is to assess the proportion of patients who are alive and without disease progression one year after initiating Rituxan therapy. Mechanistic studies will be performed to characterize the enhancement of antitumor activity by ISS.
     Symphony Dynamo, Inc.
     In April 2006, we entered into a series of related agreements with Symphony Capital Partners, LP to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development. Pursuant to the agreements, SDI has agreed to invest $50.0 million to fund the clinical development of these programs and we have licensed to SDI our intellectual property rights related to these programs. SDI is a wholly-owned subsidiary of Symphony Dynamo Holdings LLC, or Holdings, which provided $20.0 million in funding to SDI at closing, and which is obligated to fund an additional $30.0 million in one year following closing. We continue to be primarily responsible for the development of these programs.
     Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $7.32 per share, representing a 25% premium over the recent 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. The warrant may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. In consideration for the warrant, we received an exclusive purchase option to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices. The purchase option exercise price is payable in cash or a combination of cash and shares of our common stock, at our sole discretion. We also have an option to purchase either the hepatitis B or hepatitis C program during the first year of the agreement. The program option is exercisable at our sole discretion at a price which is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the purchase option. If we do not exercise our exclusive right to purchase some or all of the programs licensed under the agreement, the intellectual property rights to the programs at the end of the development period will remain with SDI.
     In cancer, we believe that the potent and multifaceted biological activities of ISS offer a number of distinct approaches to cancer therapy in a wide range of tumor types. We anticipate that our cancer product candidate will advance into clinical trials in solid tumors in the fourth quarter of 2006, and our hepatitis B and hepatitis C therapeutic product candidates are currently planned to enter the clinic in 2007.
     AstraZeneca Research Collaboration and License Agreement

     In September 2006, we entered into a research collaboration and license agreement with AstraZeneca for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. The collaboration will use our proprietary second-generation TLR9 agonist immunostimulatory sequences or ISS. Under the terms of the agreement, Dynavax and AstraZeneca will collaborate to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca will be responsible for any development and worldwide commercialization of products arising out of the research program. Dynavax may also have the opportunity to co-promote in the United States products arising from the collaboration. The financial terms of the collaboration include an upfront fee of $10 million plus research funding and preclinical milestones that could bring the total committed funding to $27 million. The total potential deal value including future development milestones approximates $136 million. Upon commercialization, Dynavax is also eligible to receive royalties based on product sales. Collaboration revenue resulting from the performance of research services amounted to $0.2 million for the quarter ended September 30, 2006. As of September 30, 2006, the Company recorded deferred revenue of $10.6 million associated with the upfront fee and amounts billed in advance for research services per the contract terms.
     Azimuth Opportunity Ltd.
     On August 31, 2006 we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. Specifically, we entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of $30 million of our common stock, or the number of shares which is one less than 20% of the issued and outstanding shares of our common stock as of the effective date of the purchase agreement over the 18-month term of the purchase agreement. From time to time over the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices constituting offers to purchase our common stock. The per share purchase price for these shares is at a discount ranging from 5.2% to 7.0%. As of September 30, 2006, we have not completed any draw downs.
     Sale of Common Stock
     On October 10, 2006, we sold 7,130,000 shares of common stock in an underwritten public offering, including the underwriter’s over-allotment option, at a price of $4.40 per share. The offering was made under the Company’s effective shelf registration statement filed in September 2006 and resulted in net proceeds to the Company of approximately $29 million.
Critical Accounting Policies and the Use of Estimates
     We believe that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2006 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, except as discussed below.
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
     Revenues from collaboration and research and development service agreements are recognized as work is performed. Any upfront fees or amounts received in advance of performance are recorded as deferred revenue and recognized as earned over the estimated term of the performance obligation. Revenue from milestones with substantive performance risk is recognized upon achievement of the milestone. All revenue recognized to date under these collaborations and milestones has been nonrefundable.
     Revenues from the manufacturing and sale of vaccine and other materials are recognized upon meeting the criteria for substantial performance and acceptance by the customer. Revenues from license fees and royalty payments are recognized when earned; up-front nonrefundable fees where the Company has no continuing performance obligations are recognized as revenues when collection is reasonably assured.
     Grant revenue from government and private agency grants are recognized as the related research expenses are incurred and to the extent that funding is approved. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards. Any amounts received in advance of performance are recorded as deferred revenue until earned.

     Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment,” or FAS 123R, using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Results for prior periods have not been restated.
     As a result of the adoption of FAS 123R, the Company reduced its deferred stock compensation balance and additional paid in capital by $2.5 million as of January 1, 2006. As of September 30, 2006, the total unrecognized compensation cost related to non-vested options granted amounted to $7.1 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.5 years.
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
     Consolidation of Variable Interest Entities
     Under FIN 46R, “Consolidation of Variable Interest Entities,” arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities, or VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. The enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary.
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
Results of Operations
     Revenues
     Revenues consist of amounts earned from collaborations, services, license fees and grants. Collaboration revenue includes revenue recognized under our collaboration agreements with AstraZeneca in 2006 and UCB in 2005. Services and license fees include research and development and contract manufacturing services, license fees, royalty payments, and sales of Supervax formulated bulk vaccine to a third party distributor. Grant revenue includes amounts earned under government and private agency grants.
     The following is a summary of our revenues (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2006 to 2005		September 30,		from 2006 to 2005
	2006	2005	$	%	2006	2005	$	%
Revenues:
Collaboration revenue	$166	$—	$166	—%	$166	$12,199	$(12,033)	(99)%
Services and license revenue	692	—	692	—%	916	—	916	—%
Grant revenue	734	404	330	82%	1,327	1,856	(529)	(29)%

Total revenues	$1,592	$404	$1,188	294%	$2,409	$14,055	$(11,646)	(83)%

     Total revenues for the nine months ended September 30, 2006 were $2.4 million, compared to $14.1 million for the same period in 2005. Total revenues in 2006 consisted of collaboration revenue from AstraZeneca, services and license fees from Dynavax Europe which included approximately $0.1 million in sales of Supervax formulated bulk vaccine to a third party distributor, and grants primarily awarded by the National Institute of Allergy and Infectious Diseases. Collaboration revenue for the nine months ended September 30, 2005 included accelerated recognition of $7.0 million in deferred revenue following the end of our collaboration with UCB in March 2005.

     Research and Development
     Research and development expenses consist of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings, manufacturing our product candidates, and the costs of selling Supervax formulated bulk vaccine. We expense our research and development costs as they are incurred.
     The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2006 to 2005		September 30,		from 2006 to 2005
Research and development:	2006	2005	$	%	2006	2005	$	%
Compensation and related personnel costs	$3,711	$2,143	$1,568	73%	$9,256	$6,427	$2,829	44%
Outside services	7,410	3,590	3,820	106%	16,456	10,416	6,040	58%
Facility costs	1,415	922	493	53%	3,622	2,678	944	35%
Non-cash stock-based compensation	244	142	102	72%	800	424	376	89%

Total research and development	$12,781	$6,797	$5,983	88%	$30,135	$19,945	$10,189	51%

     Research and development expenses for the third quarter 2006 increased by $6.0 million, or 88%, over the same period in 2005. Research and development expenses for the nine month period increased by $10.2 million, or 51%, over the same period in 2005. The change in both the quarter and nine month period was primarily due to increased clinical trial and clinical material manufacturing costs related to our lead product candidates TOLAMBA and HEPLISAV and expenses incurred to support SDI programs and Dynavax Europe operations. Outside services during the period included approximately $0.1 million of cost associated with Supervax formulated bulk vaccine. Compensation and related personnel costs increased in 2006 resulting from continued organizational growth to further develop our clinical candidates and the impact of Dynavax Europe. In addition, we incurred higher stock-based compensation charges resulting from our adoption of FAS 123R effective January 1, 2006.
     We anticipate that our research and development expenses will increase significantly in 2006 as compared to 2005, primarily in connection with the advancement of our clinical programs in ragweed allergy and hepatitis B vaccines and our preclinical programs in cancer, hepatitis B and hepatitis C therapies and asthma.
     General and Administrative
     General and administrative expenses consist primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses, net of patent cost recoveries; allocated facility costs; and non-cash stock-based compensation.
     The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2006 to 2005		September 30,		from 2006 to 2005
General and administrative:	2006	2005	$	%	2006	2005	$	%
Compensation and related personnel costs	$1,937	$1,071	$866	81%	$4,743	$3,259	$1,484	46%
Outside services	1,215	695	519	75%	2,678	2,025	653	32%
Legal costs	625	258	367	142%	1,257	935	322	34%
Facility costs	154	128	26	20%	446	376	70	19%
Gain on disposal of property and equipment	—	—	—	—%	(50)	—	(50)	(100)%
Non-cash stock-based compensation	725	166	559	337%	1,565	537	1,028	191%

Total general and administrative	$4,656	$2,319	$2,337	101%	$10,639	$7,132	$3,507	49%

     General and administrative expenses for the third quarter 2006 increased by $2.3 million, or 101%, over the same period in 2005. General and administrative expenses for the nine month period increased by $3.5 million, or 49%, over the same period in 2005. The change in both the quarter and nine month period primarily reflects additional compensation and related personnel costs associated with overall organizational growth including the impact of Dynavax Europe. Outside services and legal costs increased in 2006 related to higher accounting and professional fees incurred in conjunction with various corporate development activities. In addition, we incurred higher stock-based compensation charges resulting from our adoption of FAS 123R effective January 1, 2006.

     We expect general and administrative expenses to increase significantly in 2006 as compared to 2005, resulting from continued organizational growth and expenses incurred to support the advancement of our clinical development programs and corporate development activities.
     Acquired In-process Research and Development
     Following our April 2006 acquisition of Dynavax Europe, we recorded the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As a result, we recorded net tangible assets of $3.0 million, goodwill of $2.3 million, other intangible assets of $5.1 million, and expense associated with the acquired in-process research and development of $4.2 million, representing the fair value of research projects that had not yet reached technological feasibility and that have no alternative future use.
     Amortization of Intangible Assets
     Intangible assets resulting from our April 2006 acquisition of Dynavax Europe consist primarily of manufacturing process, customer relationships, and developed technology. Amortization of intangible assets was $0.4 million for the nine months ended September 30, 2006.
     Interest and Other Income, Net
     Interest and other income, net is comprised of interest income; amortization on marketable securities; and realized gains and losses on investments and foreign currency translation. The following is a summary of our interest and other income, net (in thousands):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2006 to 2005		September 30,		from 2006 to 2005
	2006	2005	$	%	2006	2005	$	%
Interest and other income, net	$673	$428	$245	57%	$2,093	$1,229	$864	70%
     Interest and other income, net of $2.1 million for the nine months ended September 30, 2006 compared to $1.2 million reported for the same period in 2005. The increase was primarily due to approximately $0.4 million of interest earned on the investments held by SDI and the investment of proceeds from our follow-on equity offering in the fourth quarter of 2005.
     Non-controlling Interest in Symphony Dynamo, Inc.
     Pursuant to the agreements that we entered into with SDI in April 2006, the results of operations of SDI have been included in our condensed consolidated financial statements from the date of formation. Collaboration funding for SDI programs was $5.3 million for the period from April 18, 2006 through September 30, 2006. Collaboration funding, net of certain administrative expenses incurred and interest income earned by SDI, is reflected in the loss attributed to the noncontrolling interest in SDI.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $177.9 million in net cash proceeds and, to a lesser extent, through amounts received under collaborative agreements and government grants for biodefense programs. We have also financed certain of our research and development activities under our agreements with SDI. We completed an initial public offering in February 2004, raising net proceeds during fiscal 2004 of approximately $46.5 million from the sale of 6,900,000 shares of common stock. In the fourth quarter of 2005, we completed an underwritten public offering that resulted in net proceeds to the Company of approximately $33.1 million from the sale of 5,720,000 shares of our common stock. As of September 30, 2006, we had $41.2 million in cash, cash equivalents and marketable securities and $17.7 million in investments held by SDI. These amounts did not include proceeds from our October 2006 sale of 7,130,000 shares of common stock in an underwritten public offering that resulted in net proceeds to the Company of approximately $29 million. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
     Cash used in operating activities of $19.6 million during the nine months ended September 30, 2006 compared to $14.4 million for the same period in 2005. The increase in cash usage over the prior year was due primarily to the increase in our net loss from operations and the increase in working capital, offset by the receipt of $10.0 million in upfront fees from our collaboration with AstraZeneca. Cash provided by investing activities of $8.9 million during the nine months ended September 30, 2006 compared to $16.4 million for the same period in 2005. The increase was attributed to sales of marketable securities, net of $14.0 million in cash paid to acquire Dynavax Europe and $17.7 million in purchases of investments held by SDI. Cash provided by financing activities was $17.8 million during the nine months ended September 30, 2006 compared to $0.5 million for the same period in 2005, resulting primarily from proceeds from investments in SDI.
     On August 31, 2006 we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. Specifically, we entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of $30 million of our common stock, or the number of shares which is one less than 20% of the issued and outstanding shares of our common stock as of the effective date of the purchase agreement over the 18-month term of the purchase agreement. From time to time over the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices constituting offers to purchase our common stock. The per share purchase price for these shares is at a discount ranging from 5.2% to 7.0%. As of September 30, 2006, we have not completed any draw downs.
     On October 10, 2006, the Company closed an underwritten public offering of 7,130,000 shares of its common stock, including the exercise of the underwriter’s over-allotment option of 930,000 shares, at a price of $4.40 per share. The offering was made under the Company’s effective shelf registration statement filed in September 2006 and resulted in net proceeds to the Company of approximately $29 million.
     Excluding the potential impact of any equity funding, business collaborations or other transactions that may be entered into, we expect our cash, cash equivalents and marketable securities at December 31, 2006 to decline from 2005, primarily due to cash used for operations. We expect net cash used in operating activities to increase significantly in 2006 as compared to prior years related to the advancement of our clinical development programs.
     We currently anticipate that our cash and cash equivalents, marketable securities, investments held and expected to be made by SDI, and our equity line of credit will enable us to maintain our operations for at least the next twelve months. Because of the significant time it will take for any of our product candidates to complete the clinical trials process, be approved by regulatory authorities and successfully commercialized, we may require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.
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
Contractual Obligations
     The following summarizes our significant contractual obligations as of September 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4 Years
Future minimum payments under our operating lease	$5,226	$433	$3,563	$1,230

Total	$5,226	$433	$3,563	$1,230

     We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and August 2009, respectively. The Berkeley Lease can be terminated at no cost to the Company in September 2009 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $0.4 million annually through 2007. This sublease agreement extends until August 2007.

     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2006 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2006 and December 31, 2005. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
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
     We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2006, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $30 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
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
     On April 21, 2006, Rhein and Green Cross Vaccine Corp. entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to a hepatitis B vaccine. In exchange, Rhein will be required to pay Green Cross a certain profit share until Green Cross’s development costs for the product are recouped and a certain profit share for a specified period of time.
     In December 2004, Rhein entered into a joint venture agreement under which it is obligated to perform research and development services up to a maximum of 1.5 million Euro, or approximately $2.0 million, related to the development of a vaccine for cytomegalovirus. As of September 30, 2006, the remaining obligation was approximately $0.9 million.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures

     The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, as of the end of period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
     We have experienced significant operating losses in each year since our inception. To date, our revenue has resulted from collaboration agreements, services and license fees from Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors and will terminate in 2007. We anticipate that we will incur substantial additional operating losses for the foreseeable future. These losses have been, and will continue to be, principally the result of the various costs associated with our research and development activities. We expect our losses to increase primarily as a consequence of our continuing product development efforts.
     We do not have any products that generate revenue. Clinical trials for TOLAMBA and HEPLISAV are ongoing. These and our other product candidates may never be commercialized, and we may never generate product-related revenue. Our ability to generate product revenue depends upon:
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
     None of our product candidates has been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approval for TOLAMBA and HEPLISAV. Approval processes in the United States and in other countries are uncertain, take many years and require the expenditure of substantial resources. Product development failure can occur at any stage of clinical trials and as a result of many factors, many of which are not under our control.
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
     In December 2003, the PTO declared an interference to resolve first-to-invent disputes between a patent application filed by the Regents of the University of California, which is exclusively licensed to us, and an issued U.S. patent owned by Coley relating to immunostimulatory DNA sequences. The declaration of interference named the Regents of the University of California as senior party, indicating that a patent application filed by the Regents of the University of California and licensed to us was filed prior to a patent application owned by Coley that led to an issued U.S. patent. The interference provides the first forum to challenge the validity and priority of certain of Coley’s patents. On March 10, 2005, the PTO issued a decision in the interference which did not address the merits of the case, but dismissed it on technical legal grounds based on the timing of Dynavax’s filing of its claims and request for interference. Dynavax appealed this decision to the U.S. Federal Circuit court which on July 17, 2006, upheld the decision of the PTO. Dynavax has filed a motion for reconsideration and rehearing en banc which was denied in October 2006. Based on this recent denial, the Company is currently reviewing its potential alternatives.
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
     We rely on a number of third parties for the multiple steps involved in the manufacturing process of our product candidates, including, for example, ISS, a key component material that is necessary for our product candidates, the combination of the antigens and ISS, and the fill and finish. Termination or interruption of these relationships may occur due to circumstances that are outside our control, resulting in higher cost or delays in our product development efforts.
     We and these third parties are required to comply with applicable current FDA good manufacturing practice regulations and other international regulatory requirements. If one of these parties fails to maintain compliance with these regulations, the production of our product candidates could be interrupted, resulting in delays and additional costs. Additionally, these third parties must pass a pre-approval inspection before we can obtain regulatory approval for any of our product candidates.
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
     In April 2006, we acquired Rhein Biotech GmbH. Through this acquisition, Dynavax gained ownership of a European Union (EU) GMP-certified vaccine manufacturing facility in Düsseldorf, Germany, certain vaccine and other commercial programs, a management team and personnel with specialized expertise in process development and vaccine manufacturing.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

10.19(2)	2004 Non-employee Director Option Program (Revised) and 2005 Non-employee Director Cash Compensation Program, effective April 14, 2005 and amended February 23, 2006.

10.20(3)	Summary of Düsseldorf Lease Agreement as of August 14, 1990, as amended.

10.21(3)†	Definitive Commercial Agreement, dated April 21, 2006, among Dynavax Technologies Corporation, Rhein Biotech NV and Rhein Biotech GmbH.

10.22(3)†	Exclusive License Agreement, dated April 21, 2006, between Green Cross Vaccine Corp. and Rhein Biotech GmbH.

10.23(3)†	Share Sale and Purchase Agreement, dated March 27, 2006, between Dynavax Technologies Corporation and Rhein Biotech N.V.

10.24(3)†	License and Supply Agreement, dated February 28, 2002, between Corixa Corporation and Rhein Biotech N.V.

10.25(3)†	Purchase Option Agreement, dated as of April 18, 2006, among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.

10.26(3)†	Registration Rights Agreement, dated as of April 18, 2006, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.

10.27(3)†	Warrant Purchase Agreement, dated as of April 18, 2006, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.

10.28(3)†	Amended and Restated Research and Development Agreement, dated as of April 18, 2006, among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.

10.29(3)†	Novated and Restated Technology License Agreement, dated as of April 18, 2006, among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.

10.30†	Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and Dynavax Technologies Corporation.

21.1(3)	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Document
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC (Commission File No. 000- 50577).

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC (Commission File No. 000- 50577).

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

Date: November 3, 2006

By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2006

By:	/s/ TIMOTHY G. HENN
Timothy G. Henn
Vice President, Finance and Administration and Chief Accounting Officer (Principal Accounting Officer)

Date: November 3, 2006