Form 10-Q
period 2007-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2007-05-02
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2007, the registrant had outstanding 39,740,794 shares of common stock.

INDEX
DYNAVAX TECHNOLOGIES CORPORATION
     This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS
     This Quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. Our forward-looking statements include discussions regarding our business and financing strategies, future research and development, preclinical and clinical product development efforts, intellectual property rights and ability to commercialize our product candidates, as well as the timing of the clinical development of our products, uncertainty regarding our future operating results and prospects for profitability. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A – Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,979	$14,154
Marketable securities available-for-sale	49,744	58,677
Investments held by Symphony Dynamo, Inc.	8,609	13,363
Restricted cash	408	408
Accounts receivable	1,218	2,154
Inventory	246	257
Prepaid expenses and other current assets	1,682	673

Total current assets	74,886	89,686

Property and equipment, net	5,552	5,200
Goodwill	2,312	2,312
Other intangible assets, net	4,130	4,382
Other assets	153	1,310

Total assets	$87,033	$102,890

Liabilities, noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$1,564	$2,181
Accrued liabilities	9,788	10,742
Deferred revenues	748	778

Total current liabilities	12,100	13,701

Deferred revenues, noncurrent	10,000	10,000
Other long-term liabilities	99	117

Noncontrolling interest in Symphony Dynamo, Inc.	—	2,016

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock: $0.001 par value; 100,000 shares authorized at March 31, 2007 and December 31, 2006; 39,741 and 39,715 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	245,669	244,787
Accumulated other comprehensive income:
Unrealized gain on marketable securities available-for-sale	16	28
Cumulative translation adjustment	142	144

Accumulated other comprehensive income	158	172

Accumulated deficit	(181,033)	(167,943)

Total stockholders’ equity	64,834	77,056

Total liabilities, noncontrolling interest and stockholders’ equity	$87,033	$102,890

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Collaboration revenue	$747	$—
Services and license revenue	109	—
Grant revenue	1,128	288

Total revenues	1,984	288
Operating expenses:
Research and development	13,632	6,592
General and administrative	4,180	2,603
Amortization of intangible assets	251	—

Total operating expenses	18,063	9,195

Loss from operations	(16,079)	(8,907)
Interest and other income, net	973	735

Loss including noncontrolling interest in Symphony Dynamo, Inc.	(15,106)	(8,172)
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc.	2,016	—

Net loss	$(13,090)	$(8,172)

Basic and diluted net loss per share	$(0.33)	$(0.27)

Shares used to compute basic and diluted net loss per share	39,727	30,487

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(13,090)	$(8,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341	184
Loss attributed to noncontrolling interest in Symphony Dynamo, Inc.	(2,016)	—
Amortization of intangible assets	252	—
Gain on disposal of property and equipment	—	(50)
Accretion and amortization on marketable securities	(688)	109
Realized loss on sale of marketable securities	—	23
Stock-based compensation expense	808	666
Changes in operating assets and liabilities:
Accounts receivable	936	271
Prepaid expenses and other current assets	(1,009)	(1,427)
Inventory	11	—
Other assets	1,157	—
Accounts payable	(617)	(6)
Accrued liabilities	(954)	868
Deferred revenues	(30)	—

Net cash used in operating activities	(14,899)	(7,534)

Investing activities
Change in investments held by Symphony Dynamo, Inc.	4,754	—
Purchases of marketable securities	(16,090)	(7,653)
Maturities and sales of marketable securities	25,699	23,286
Purchases of property and equipment	(711)	(39)

Net cash provided by investing activities	13,652	15,594

Financing activities
Issuance cost associated with common stock offering	(19)	—
Proceeds from employee stock purchase plan	71	57
Proceeds from exercise of stock options	22	—

Net cash provided by financing activities	74	57

Effect of exchange rate on cash and cash equivalents	(2)	—

Net (decrease) increase in cash and cash equivalents	(1,175)	8,117
Cash and cash equivalents at beginning of period	14,154	8,725

Cash and cash equivalents at end of period	$12,979	$16,842

Supplemental disclosure of non-cash investing and financing activities
Disposal of fully depreciated property and equipment	$18	$—

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
Basis of Presentation
     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.
     These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission, or SEC, on March 16, 2007.
     The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries as well as a variable interest entity, Symphony Dynamo, Inc., for which we are the primary beneficiary as defined by Financial Accounting Standards Board, or FASB, Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. All intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.
Significant Accounting Policies
     We believe that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2007 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006
Recent Accounting Pronouncements
     In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.
     We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of March 31, 2007, including no accrued amounts for interest and penalties.

     Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.
2. Inventory
Inventories as of March 31, 2007 consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$182	$194
Finished goods	64	63

Total	$246	$257

3. Intangible Assets
     Intangible assets consist of manufacturing process, customer relationships, and developed technology acquired in connection with the acquisition of Rhein Biotech GmbH, or Rhein or Dynavax Europe, in April 2006. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following table presents details of the purchased intangible assets acquired as part of the acquisition (in thousands, except years):

	Original Estimated
	Useful Life		Accumulated
March 31, 2007	(in Years)	Gross	Amortization	Net
Manufacturing process	5	$3,670	$693	$2,977
Customer relationships	5	1,230	233	997
Developed technology	7	180	24	156

Total		$5,080	$950	$4,130

     The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2007 (remaining nine months)	$754
2008	1,006
2009	1,006
2010	1,005
2011	325
Thereafter	34

Total	$4,130

4. Collaborative Research and Development Agreements
     In September 2006, we entered into a research collaboration and license agreement with AstraZeneca AB, or AstraZeneca, for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. Under the terms of the agreement, we are collaborating with AstraZeneca to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca is responsible for any development and worldwide commercialization of products arising out of the research program. Upon commercialization, we are eligible to receive royalties based on product sales. Collaboration revenue resulting from the performance of research services amounted to $0.7 million for the three months ended March 31, 2007. As of March 31, 2007, we recorded deferred revenue of $10.7 million associated with the upfront fee and amounts billed in advance for research services per the contract terms.
     In 2003, we were awarded government grants totaling $8.3 million to fund research and development of certain biodefense programs. Certain of these grants extend through June 2007. Revenue associated with these grants is recognized as the related expenses are incurred. For the three months ended March 31, 2007 and 2006, we recognized revenue of approximately $1.1 million and $0.3 million, respectively.

5. Symphony Dynamo, Inc.
     In April 2006, we entered into a series of related agreements with Symphony Capital Partners, LP to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development. Pursuant to the agreements, Symphony Dynamo, Inc., or SDI, agreed to fund up to $50.0 million for the clinical development of these programs and we licensed to SDI our intellectual property rights related to these programs. SDI is a wholly-owned subsidiary of Symphony Dynamo Holdings LLC, or Holdings, which provided $20.0 million in funding to SDI at closing and $30.0 million in April 2007. We are primarily responsible for the development of these programs.
     In accordance with Financial Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities”, or FIN 46R, we have determined that SDI is a variable interest entity for which we are the primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our consolidated financial statements as of March 31, 2007 and for the period from April 18, 2006 through December 31, 2006. Accordingly, the investments held by SDI in the consolidated balance sheet include the initial $20.0 million of funding, less funds spent to date on the development of the programs. The noncontrolling interest in SDI reflects the initial $20.0 million of funding which has been reduced to zero as of March 31, 2007 by (i) the structuring fee and other closing costs of $2.6 million, (ii) the value assigned to the warrants issued to Holdings upon closing of $5.6 million and (iii) SDI’s losses. We received collaboration funding for SDI programs of $3.5 million for the period three month ended March 31, 2007.
     Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of common stock at $7.32 per share, representing a 25% premium over the applicable 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. The warrant may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. The warrant issued upon closing was assigned a value of $5.6 million using the Black-Scholes valuation model, and was recorded as a reduction in the noncontrolling interest in SDI and an increase in additional paid in capital.
     In consideration for the warrant, we received an exclusive purchase option, defined as the Purchase Option, to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an option to purchase either the hepatitis B or hepatitis C program, defined as the Program Option. Dynavax exercised the Program Option in April 2007 for the hepatitis B program. The exercise of the Program Option triggers a payment obligation of $15 million to Holdings upon the expiration of the SDI collaboration if the Purchase Option for all programs is not exercised. The price for the Program Option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If we do not exercise our exclusive right to purchase the remaining programs licensed under the agreement, the intellectual property rights to those programs at the end of the development period will remain with SDI.
6. Commitments
     We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and August 2009, respectively. The Berkeley Lease can be terminated in September 2009 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of March 31, 2007 and December 31, 2006. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to our operating leases for the three months ended March 31, 2007 and March 31, 2006, was $0.5 million and $0.4 million, respectively. Deferred rent was $0.2 million as of March 31, 2007.
     We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $0.4 million annually through 2007. This sublease agreement extends until August 2007.

     Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2007, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2007	$1,657
2008	2,255
2009	1,529

Total	$5,441

     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2007 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2007 and December 31, 2006. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
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
     We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2007, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $12 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
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
     In April 2006, Rhein and Green Cross Vaccine Corp. entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to SUPERVAX, a hepatitis B vaccine. In exchange, Rhein is required to pay Green Cross a specified profit share until Green Cross’s development costs for the product are recouped and thereafter a specified profit share for a designated period of time. To date, SUPERVAX revenue has not been material.
7. Net Loss Per Share
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 6.2 million and 3.3 million shares of common stock as of March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

     The following is a reconciliation of the numerator and denominator used in the basic and diluted net loss per share computations (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net loss	$(13,090)	$(8,172)
Denominator:
Weighted-average common shares outstanding	39,727	30,488
Less: Weighted-average common shares subject to repurchase	—	(1)

Denominator for basic and diluted net loss per share	$39,727	$30,487

8. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholder’s equity not included in the net loss. Comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2007	2006
Net loss	(13,090)	(8,172)
Increase (decrease) in unrealized gain on marketable securities available-for-sale	(12)	29
Decrease in cumulative translation adjustment	(2)	—

Comprehensive loss	$(13,104)	$(8,143)

9. Stockholders’ Equity
     As of March 31, 2007, we have two share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 270,270 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.
     Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

			Employee Stock
	Employee Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted-average fair value	$3.97	$4.15	$2.64	$2.66
Risk-free interest rate	4.8%	4.6%	5.0%	4.7%
Expected life (in years)	4.7	5.7	1.2	1.2
Volatility	0.8	0.8	0.7	0.7
Expected dividends	—	—	—	—
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

     We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Employee and director stock-based compensation expense	$797	$657
Other stock-based compensation expense	11	9

Total	$808	$666

     The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 11%. As of March 31, 2007 the total unrecognized compensation cost related to non-vested options granted amounted to $9.0 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.92 years.
     Activity under the our stock option plans was as follows:

			Weighted-Average
	Options Available	Number of Options	Exercise Price Per
	for Grant	Outstanding	Share
Balance at December 31, 2006	1,997,141	3,421,339	$5.26
Options authorized	—	—	—
Options granted	(666,433)	666,433	$6.19
Options exercised	—	(5,666)	$3.86
1997 Plan shares expired	(270,270)	—	—
Options cancelled: Options forfeited (unvested)	5,950	(5,950)	$4.51
Options expired (vested)	1,621	(1,621)	$8.09

Balance at March 31, 2007	1,068,009	4,074,535	$5.42

     The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of March 31, 2007:

			Weighted- Average
		Weighted-Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Number of Shares	Share	(in years)	Value
Outstanding options (vested and expected to vest)	3,573,893	$5.31	8.1	$2,874,919
Options exercisable	1,418,427	$4.41	6.8	$2,329,212
Employee Stock Purchase Plan
     As of March 31, 2007, 496,000 shares were reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 82,230 shares of our common stock under the Purchase Plan. At March 31, 2007, 413,770 shares of our common stock remained available for future purchases.
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
     Our product candidates include: HEPLISAVtm, a hepatitis B vaccine in Phase 3; TOLAMBAtm, a ragweed allergy immunotherapy; a therapy for non-Hodgkin’s lymphoma (NHL) in Phase 2 and for metastatic colorectal cancer in Phase 1; and a therapy for hepatitis B also in Phase 1. Our preclinical asthma and chronic obstructive pulmonary disease (COPD) program is partnered with AstraZeneca AB, or AstraZeneca. Our preclinical work on a vaccine for influenza is partially funded by the National Institute of Allergy and Infectious Diseases. Our colorectal cancer and hepatitis B therapy trials and our preclinical hepatitis C therapeutic program are funded by Symphony Dynamo, Inc., or SDI.
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
     In November 2006, we announced results from a Phase 3 trial for HEPLISAV in an older, more difficult-to-immunize population in Asia showing statistically significant superiority in protective antibody response and robustness of protective effect after three vaccinations when compared to GlaxoSmithKline’s Engerix-B®. In December 2006, we announced the results of a Phase 2 trial showing equivalent seroprotection from a shorter two-dose vaccination schedule in subjects 18 to 39 years of age. A U.S.-based Phase 1 trial in patients with end-stage renal disease is ongoing. We have planned additional trials designed to support registration activities. In December 2006, we initiated a pivotal Phase 3 safety and efficacy trial for HEPLISAV in subjects 11 to 55 years of age in Canada followed by the planned initiation of parallel sites in Europe in 2007. In 2007, we plan to initiate a trial to assess the safety and immunogenicity of HEPLISAV in subjects 11 to 55 years of age in the U.S. Also in 2007, we anticipate initiating a Phase 2 trial in the end-stage renal disease population that would be conducted in Europe and/or Canada.
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
Symphony Dynamo, Inc.
     In April 2006, we entered into a series of related agreements with Symphony Capital Partners, LP to advance specific Dynavax ISS-based programs for cancer therapy, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development. Pursuant to the agreements, SDI agreed to fund up to $50.0 million for the clinical development of these programs and we licensed to SDI our intellectual property rights related to these programs. SDI is a wholly-owned subsidiary of Symphony Dynamo Holdings LLC, or Holdings, which provided $20.0 million in funding to SDI at closing and $30.0 million in April 2007. We are primarily responsible for the development of these programs.
     Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $7.32 per share, representing a 25% premium over the 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. The warrant may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. In consideration for the warrant, we received an exclusive purchase option to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices, defined as the Purchase Option. The Purchase Option exercise price is payable in cash or a combination of cash and shares of our common stock, at our sole discretion. We also received an option to purchase either the hepatitis B or hepatitis C program, defined as the Program Option. Dynavax exercised the Program Option in April 2007 for the hepatitis B program. The exercise of the Program Option triggers a payment obligation of $15 million to Holdings upon the expiration of the SDI collaboration if the purchase option for all programs is not exercised. The price for the Program Option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If we do not exercise our exclusive right to purchase the remaining programs licensed under the agreement, the intellectual property rights to those programs at the end of the development period will remain with SDI.
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
SUPERVAX
     In April 2006, we completed the acquisition of Rhein Biotech GmbH, or Rhein, or Dynavax Europe. As a result, we acquired a hepatitis B vaccine called SUPERVAX that has been tested in more than 600 subjects and has demonstrated safety and 99% seroprotection when administered on a two-dose schedule. SUPERVAX was launched in Argentina in December 2006 and is approved for marketing and sales through a third party partner. We intend to continue registration activities for SUPERVAX as a two-dose vaccine for adolescents for commercialization through partners in select countries outside of North America and Europe.
Critical Accounting Policies and the Use of Estimates
     We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2007 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Results of Operations
     Revenues
     Revenues consist of amounts earned from collaborations, services, license fees and grants. Collaboration revenue includes revenue recognized under our collaboration agreement with AstraZeneca. Services and license fees include research and development and contract manufacturing services, license fees and royalty payments. Grant revenue includes amounts earned under government and private agency grants.
     The following is a summary of our revenues (in thousands, except percentages):

	Three Months Ended		Increase
	March 31,		From 2006 to 2007
	2007	2006	$	%
Revenues:
Collaboration revenue	$747	$—	$747	—%
Services and license revenue	109	—	109	—%
Grant revenue	1,128	288	840	292%

Total revenues	$1,984	$288	$1,696	589%

     Total revenues for the three months ended March 31, 2007 were $2.0 million, compared to $0.3 million for the same period in 2006. Total revenues in 2007 consisted of collaboration revenue from AstraZeneca, services and license fees from R&D services provided to customers of Dynavax Europe, and grants primarily awarded by the National Institute of Allergy and Infectious Diseases.
     We anticipate that our total revenues will increase in 2007 as compared to 2006 due primarily to research funding under our collaboration with AstraZeneca.

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
     The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2006 to 2007
Research and development:	2007	2006	$	%
Compensation and related personnel costs	$4,328	$2,477	$1,851	75%
Outside services	7,675	2,864	4,811	168%
Facility costs	1,412	966	446	46%
Non-cash stock-based compensation	217	285	(68)	(24%)

Total research and development	$13,632	$6,592	$7,040	107%

     Research and development expenses for the first quarter 2007 increased by $7.0 million, or 107%, over the same period in 2006. The increase was primarily due to outside services which include increased clinical trial and clinical material manufacturing costs related to our product candidates HEPLISAV and TOLAMBA and expenses incurred to support SDI programs and Dynavax Europe operations. Compensation and related personnel costs increased in 2007 resulting from continued organizational growth to further develop our clinical candidates and the impact of Dynavax Europe.
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
     The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2006 to 2007
General and administrative:	2007	2006	$	%
Compensation and related personnel costs	$1,787	$1,165	$622	53%
Outside services	1,177	680	497	73%
Legal costs	492	283	209	74%
Facility costs	133	144	(11)	(8%)
Other	—	(50)	50	—%
Non-cash stock-based compensation	591	381	210	55%

Total general and administrative	$4,180	$2,603	$1,577	61%

     General and administrative expenses for the first quarter 2007 increased by $1.6 million, or 61%, over the same period in 2006. The increase primarily reflects additional compensation and related personnel costs associated with overall organizational growth including the addition of Dynavax Europe. Outside services and legal costs increased in 2007 related to higher professional fees incurred in conjunction with various corporate development activities and expenses incurred to support SDI programs and Dynavax Europe operations.
     We expect general and administrative expenses to increase modestly in 2007 as compared to 2006, resulting from continued organizational growth and expenses incurred to support the advancement of our clinical development programs and corporate development activities.
     Amortization of Intangible Assets
     Intangible assets resulting from our April 2006 acquisition of Dynavax Europe consist primarily of manufacturing process, customer relationships and developed technology. Amortization of intangible assets was $0.3 million for the three months ended March 31, 2007.
     Interest and Other Income, Net
     Interest income is reported net of amortization on marketable securities and realized gains and losses on investments. Other income includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. The following is a summary of our interest and other income, net (in thousands):

	Three Months Ended		Increase (Decrease)
	March 31,		from 2006 to 2007
Interest and other income, net:	2007	2006	$	%
Interest income, net	$969	$735	$234	32%
Other income, net	4	—	4	—%

Total interest and other income, net	$973	$735	$238	32%

     Interest and other income, net of $1.0 million for the three months ended March 31, 2007 compared to $0.7 million reported for the same period in 2006. The increase was primarily due to approximately $0.1 million of interest earned on the investments held by SDI and the investment of proceeds from our equity offerings in the fourth quarter of 2006.
     Amount Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.
     Pursuant to the agreements that we entered into with SDI in April 2006 and in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R , the results of operations of SDI have been included in our consolidated financial statements from the date of formation. We have deducted the losses attributed to the noncontrolling interest from our condensed consolidated statement of operations to the extent that the offsetting amount of the noncontrolling interest in the condensed consolidated balance sheet is zero. For the three months ended March 31, 2007 the amount attributed to the noncontrolling interest was $2.0 million.
Recent Accounting Pronouncements
     In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.
     We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of March 31, 2007, including no accrued amounts for interest and penalties.
     Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.
Liquidity and Capital Resources
     As of March 31, 2007, we had $62.7 million in cash, cash equivalents and marketable securities and $8.6 million in investments held by SDI. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
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
     We completed an initial public offering in February 2004, raising net proceeds of approximately $46.5 million from the sale of 6,900,000 shares of common stock. In the fourth quarter of 2005, we completed an underwritten public offering that resulted in net proceeds of approximately $33.1 million from the sale of 5,720,000 shares of our common stock. In the fourth quarter of 2006, we completed a follow-on offering raising approximately $29.3 million from the sale of 7,130,000 shares of common stock. We used these proceeds to fund our current operations.
     On August 31, 2006 we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. Specifically, we entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of $30 million of our common stock, or the number of shares which is one less than 20% of the issued and outstanding shares of our common stock as of the effective date of the purchase agreement over the 18-month term of the purchase agreement. From time to time over the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices constituting offers to purchase our common stock. The per share purchase price for these shares is at a discount ranging from 5.2% to 7.0%. In December 2006, we completed a draw down on our equity line of credit resulting in net proceeds of approximately $14.8 million from the sale of 1,663,456 shares of our common stock $15 million remains available on our equity line of credit.
     Cash used in operating activities of $14.9 million during the three months ended March 31, 2007 compared to $7.5 million for the same period in 2006. The increase in cash usage over the prior year was due primarily to the increase in our net loss and the increase in working capital.
     Cash provided by investing activities of $13.7 million during the three months ended March 31, 2007 compared to $15.6 million for the same period in 2006. The decrease was attributed to a reduction in the purchases of investments, net of proceeds from sales and maturities of marketable securities.

     Cash provided by financing activities of $0.1 million during the three months ended March 31, 2007 compared to $0.1 million for the same period in 2006. Cash provided by financing activities primarily included the net proceeds from the sale of our common stock to employees through stock option exercises and purchases under the 2004 Employee Stock Purchase Plan.
     We currently anticipate that our cash and cash equivalents, marketable securities, investments held and investments made in April 2007 by Holdings into SDI, and available funds under our Azimuth equity line of credit will enable us to maintain our operations for at least the next twelve months. Because of the significant time it will take for any of our product candidates to complete clinical trials, achieve regulatory approval and generate significant revenue, we will require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.
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
Contractual Obligations
     The following summarizes our significant contractual obligations as of March 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1-3 Years
Future minimum payments under our operating lease	$5,441	$1,657	$3,784

Total	$5,441	$1,657	$3,784

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
     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2007 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2007 and December 31, 2006. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
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
     We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2007, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $12 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
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
     In April 2006, Rhein and Green Cross Vaccine Corp. entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to SUPERVAX, a hepatitis B vaccine. In exchange, Rhein is required to pay Green Cross a specified profit share until Green Cross’s development costs for the product are recouped and thereafter a specified profit share for a designated period of time. To date, SUPERVAX revenue has not been material.

Off-balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by rules recently enacted by the SEC and Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position. As described above, SDI is considered a variable interest entity and included in our financial statements. Our financing arrangement with SDI does not constitute an off-balance sheet arrangement under the applicable rules.
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
     Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of March 31, 2007 was $0.1 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations. We do not believe any of the current claims or allegations are material to our current business or operations.
ITEM 1A. RISK FACTORS.
     Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future products, timing of development activities, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.
We have incurred substantial losses since inception and do not have any commercial products that generate significant revenue.
     We have experienced significant net losses in each year since our inception. Our accumulated deficit was $181.0 million as of March 31, 2007. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors and are scheduled to terminate in 2007. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.
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
The success of our TLR9 product candidates depends on achieving successful clinical results and regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.
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
Our most advanced product candidates in clinical trials rely on a single lead ISS compound, 1018 ISS, and most of our earlier stage programs rely on ISS-based technology. Serious adverse safety data relating to either 1018 ISS or other ISS-based technology may require us to reduce the scope of or discontinue our operations.
     Our most advanced product candidates in clinical trials are based on our 1018 ISS compound, and substantially all of our research and development programs use ISS-based technology. If any of our product candidates in clinical trials produce serious adverse safety data, we may be required to delay or discontinue all of our clinical trials. In addition, as all of our clinical product candidates contain ISS, a common safety risk across therapeutic areas may hinder our ability to enter into potential collaborations and if adverse safety data are found to apply to our ISS-based technology as a whole, we may be required to significantly reduce or discontinue our operations.
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
     We and these third parties are required to comply with applicable FDA current good manufacturing practice regulations and other international regulatory requirements. If one of these parties fails to maintain compliance with these regulations, the production of our product candidates could be interrupted, resulting in delays and additional costs. Additionally, these third parties and our manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates.
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
     We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. We may enter into manufacturing agreements with one or more commercial-scale contract manufacturers to produce additional supplies of HEPLISAV as required for new clinical trials and commercialization, or we may have to establish internal commercial-scale manufacturing capability for HEPLISAV, incurring increased capital and operating costs, delays in the commercial development of HEPLISAV and higher manufacturing costs than we have experienced to date.
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
     We may introduce certain of our product candidates in various markets outside the United States. Developing, seeking regulatory approval for and marketing our product candidates outside the United States could impose substantial burdens on our resources and divert management’s attention from domestic operations. International operations are subject to risk, including:
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
We acquired Rhein Biotech GmbH in April 2006 and any difficulties from integrating Rhein’s business into ours could disrupt our business and harm our financial condition.
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
     We may be exposed to future litigation by third parties based on claims that our product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. We have become involved in various interference and other administrative proceedings related to our intellectual property which has caused us to incur certain legal expenses. If we become involved in any litigation and/or other significant interference proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.
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
We have licensed some of our development and commercialization rights to certain of our development programs in connection with our Symphony Dynamo funding arrangement and will not receive any future royalties or revenues with respect to this intellectual property unless we exercise an option to repurchase some or all of the programs in the future. We may not obtain sufficient clinical data in order to determine whether we should exercise our option prior to the expiration of the development period, and even if we decide to exercise, we may not have the financial resources to exercise our option in a timely manner.
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
     Our recent exercise of a program option for the hepatitis B program resulted in a minimum cash payment obligation of $15 million upon expiration of the SDI collaboration if we do not exercise the purchase option. If we elect to exercise the purchase option, we will be required to make a significantly larger payment, which at our election may be paid partially in shares of our common stock. As a result, in order to exercise the option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the option and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to exercise the option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders. In addition, the exercise of the purchase option will likely require us to record a significant charge to earnings and may adversely impact future operating results.
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
     The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•	progress or results of any of our clinical trials or regulatory efforts, in particular any announcements regarding the progress or results of our planned trials;

•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;

•	our ability to raise additional capital to fund our operations;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	our ability to enter into collaborations;

•	maintenance of our existing exclusive licensing agreements with the Regents of the University of California;

•	changes in government regulations, general economic conditions, industry announcements;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	volume of trading in our common stock
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
     We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements may increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to comply with new reporting requirements. Specifically, with the Rhein acquisition, our foreign operations will be part of our operations for Section 404 compliance by the end of 2007. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control reporting. If we are unable to maintain an unqualified attestation as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Document
10.31(1)	Underwriting Agreement, dated October 3, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on October 4, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION
Date: May 2, 2007	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2007	By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer (Principal Financial Officer)