Form 10-Q
period 2007-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2007-08-03
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 31, 2007, the registrant had outstanding 39,740,794 shares of common stock.

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

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$6,503	$14,154
Marketable securities available-for-sale	40,977	58,677
Investments held by Symphony Dynamo, Inc.	35,098	13,363
Restricted cash	408	408
Accounts receivable	1,102	2,154
Inventory	248	257
Prepaid expenses and other current assets	1,760	673

Total current assets	86,096	89,686

Property and equipment, net	6,040	5,200
Goodwill	2,312	2,312
Other intangible assets, net	3,879	4,382
Other assets	155	1,310

Total assets	$98,482	$102,890

Liabilities, noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$3,405	$2,181
Accrued liabilities	9,636	10,742
Deferred revenues	548	778

Total current liabilities	13,589	13,701

Deferred revenues, noncurrent	10,000	10,000
Liability from Program Option exercised under the SDI collaboration	15,000	—
Other long-term liabilities	82	117

Noncontrolling interest in Symphony Dynamo, Inc.	11,963	2,016

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock: $0.001 par value; 100,000 shares authorized at June 30, 2007 and December 31, 2006; 39,741 and 39,715 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	246,358	244,787
Accumulated other comprehensive income:
Unrealized gain on marketable securities available-for-sale	35	28
Cumulative translation adjustment	152	144

Accumulated other comprehensive income	187	172
Accumulated deficit	(198,737)	(167,943)

Total stockholders’ equity	47,848	77,056

Total liabilities, noncontrolling interest and stockholders’ equity	$98,482	$102,890

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Collaboration revenue	$752	$—	$1,499	$—
Services and license revenue	461	224	570	224
Grant revenue	587	305	1,715	593

Total revenues	1,800	529	3,784	817
Operating expenses:
Research and development	19,164	10,762	32,796	17,354
General and administrative	4,206	3,380	8,386	5,983
Acquired in-process research and development	—	4,180	—	4,180
Amortization of intangible assets	252	196	503	196

Total operating expenses	23,622	18,518	41,685	27,713

Loss from operations	(21,822)	(17,989)	(37,901)	(26,896)
Interest and other income, net	1,081	685	2,054	1,420

Loss including noncontrolling interest in Symphony Dynamo, Inc.	(20,741)	(17,304)	(35,847)	(25,476)
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc.	3,037	2,031	5,053	2,031

Net loss	$(17,704)	$(15,273)	$(30,794)	$(23,445)

Basic and diluted net loss per share	$(0.45)	$(0.50)	$(0.78)	$(0.77)

Shares used to compute basic and diluted net loss per share	39,741	30,536	39,734	30,524

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(30,794)	$(23,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	227
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc.	(5,053)	(2,031)
Acquired in-process research and development	—	4,180
Amortization of intangible assets	503	196
Gain on disposal of property and equipment	—	(50)
Accretion and amortization on marketable securities	(1,239)	169
Realized loss on sale of marketable securities	—	23
Stock-based compensation expense	1,497	1,396
Changes in operating assets and liabilities:
Accounts receivable	1,052	468
Prepaid expenses and other current assets	(1,087)	2
Inventory	9	—
Other assets	1,155	(505)
Accounts payable	1,224	242
Accrued liabilities	(1,106)	1,300
Deferred revenues	(230)	(87)

Net cash used in operating activities	(33,357)	(17,915)

Investing activities
Change in investments held by Symphony Dynamo, Inc.	(21,735)	(19,044)
Cash paid for acquisition, net of cash acquired	—	(14,045)
Purchases of marketable securities	(40,504)	(7,653)
Proceeds from sales of marketable securities	—	10,987
Proceeds from maturities of marketable securities	59,450	31,318
(Purchases) disposal of property and equipment, net	(1,587)	41

Net cash (used in) provided by investing activities	(4,376)	1,604

Financing activities
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Dynamo, Inc., net of fees	30,000	17,405
Issuance cost associated with common stock offering	(19)	—
Proceeds from employee stock purchase plan	71	57
Proceeds from exercise of stock options	22	149

Net cash provided by financing activities	30,074	17,611

Effect of exchange rate on cash and cash equivalents	8	65

Net (decrease) increase in cash and cash equivalents	(7,651)	1,365
Cash and cash equivalents at beginning of period	14,154	8,725

Cash and cash equivalents at end of period	$6,503	$10,090

Supplemental disclosure of non-cash investing and financing activities
Disposal of fully depreciated property and equipment	$24	$—

Warrants issued in conjunction with the Symphony Dynamo, Inc. transaction	$—	$5,646

Liability from Program Option exercised under the SDI collaboration	$15,000	$—

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
Significant Accounting Policies
     We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2007 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In March 2007, the FASB discussed Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which agreed to address the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may be applied to earlier periods. Early adoption of the provision of the consensus is not permitted. Accordingly, we must adopt Issue 07-3 in the first quarter of fiscal 2008 and we are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2008 and we are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2008 and we are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.
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
     We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of June 30, 2007, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2008.
2. Inventory
     Inventories as of June 30, 2007 consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$184	$194
Finished goods	64	63

Total	$248	$257

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

	Original Estimated
	Useful Life		Accumulated
June 30, 2007	(in Years)	Gross	Amortization	Net
Manufacturing process	5	$3,670	$876	$2,794
Customer relationships	5	1,230	294	936
Developed technology	7	180	31	149

Total		$5,080	$1,201	$3,879

     The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2007 (remaining six months)	$503
2008	1,006
2009	1,006
2010	1,005
2011	325
Thereafter	34

Total	$3,879

4. Collaborative Research and Development Agreements
     In September 2006, we entered into a research collaboration and license agreement with AstraZeneca AB, or AstraZeneca, for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. Under the terms of the agreement, we are collaborating with AstraZeneca to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca is responsible for any development and worldwide commercialization of products arising out of the research program. We received an upfront payment of $10 million upon signing the agreement and are eligible to receive research funding, preclinical milestones and future development milestones that in total could approximate $136 million. Upon commercialization, we are also eligible to receive royalties based on product sales. Collaboration revenue resulting from the performance of research services amounted to $0.8 million and $1.5 million for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, our deferred revenue was $10.5 million associated with the upfront fee and amounts billed in advance for research services per the contract terms.
     In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the first quarter of 2008. Revenue associated with these grants is recognized as the related expenses are incurred. For the six months ended June 30, 2007 and 2006, we recognized revenue of approximately $1.7 million and $0.5 million, respectively.
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
     In consideration for the warrant, we received an exclusive purchase option, defined as the Purchase Option, to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an option to purchase either the hepatitis B or hepatitis C program, defined as the Program Option. We exercised the Program Option in April 2007 for the hepatitis B program. The exercise of the Program Option requires a payment obligation of $15 million to Holdings upon the expiration of the SDI collaboration in 2011 if the Purchase Option for all programs is not exercised at any time through the remaining term of the collaboration. The long-term liability for the Program Option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If we do not exercise our exclusive right to purchase the remaining programs licensed under the agreement, the intellectual property rights to those programs at the end of the development period will remain with SDI. The long-term liability of $15.0 million was offset against the noncontroling interest in SDI.

     In accordance with Financial Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities”, or FIN 46R, we have determined that SDI is a variable interest entity for which we are the primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our consolidated financial statements as of June 30, 2007 and for the period from April 18, 2006 through December 31, 2006. Accordingly, the investments held by SDI in the consolidated balance sheet include the $50.0 million of funding, less funds spent to date on the development of the programs. The noncontrolling interest in SDI reflects $50.0 million of funding reduced by (i) the structuring fee and other closing costs of $2.6 million, (ii) the value assigned to the warrants issued to Holdings upon closing of $5.6 million, (iii) the Program Option obligation of $15.0 million, and (iv) SDI’s losses through June 30, 2007. Reimbursable expenses incurred under the SDI programs were $6.6 million for the six months ended June 30, 2007.
6. Commitments
     We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and August 2009, respectively. The Berkeley Lease can be terminated in September 2009 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of June 30, 2007 and December 31, 2006. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2009. Total net rent expense related to our operating leases for the six months ended June 30, 2007 and June 30, 2006, was $1.0 million and $0.8 million, respectively. Deferred rent was $0.2 million as of June 30, 2007.
     We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $0.4 million annually through 2007. This sublease agreement extends until August 2007.
     Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2007, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2007 (remaining six months)	$1,109
2008	2,255
2009	1,529

Total	$4,893

     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2007 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2007 and December 31, 2006. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
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

     We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2007, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $11 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
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
     In April 2006, Rhein and Green Cross Vaccine Corp. (“Green Cross”) entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to SUPERVAX, a hepatitis B vaccine. In exchange, Rhein is required to pay Green Cross a specified profit share until Green Cross’s development costs for the product are recouped and thereafter a specified profit share for a designated period of time. To date revenue from SUPERVAX has not been material.
7. Net Loss Per Share
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 6.2 million and 5.6 million shares of common stock as of June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.
     The following is a reconciliation of the numerator and denominator used in the basic and diluted net loss per share computations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(17,704)	$(15,273)	$(30,794)	$(23,445)
Denominator:
Weighted-average common shares outstanding used for basic and diluted net loss per share	39,741	30,536	39,734	30,524
8. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholder’s equity not included in the net loss. Comprehensive loss is as follows:

	Six Months Ended
	June 30,
	2007	2006
Net loss	$(30,794)	$(23,445)
Increase in unrealized gain on marketable securities available-for-sale	7	72
Increase in cumulative translation adjustment	8	65

Comprehensive loss	$(30,779)	$(23,308)

9. Stockholders’ Equity
     As of June 30, 2007, we have two share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.
     Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

					Employee Stock
	Employee Stock Options				Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Weighted-average fair value	$2.78	$3.79	$3.75	$3.99	$2.64	$2.65
Risk-free interest rate	4.8%	5.1%	4.8%	4.8%	5.0%	4.7%
Expected life (in years)	4.0	5.8	4.6	5.7	1.2	1.2
Volatility	0.7	0.8	0.8	0.8	0.7	0.7
Expected dividends	—	—	—	—	—	—
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
     We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Employee and director stock-based compensation expense	$674	$731	$1,471	$1,388
Other stock-based compensation expense	15	(1)	26	8

Total	$689	$730	$1,497	$1,396

     The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 11%. As of June 30, 2007 the total unrecognized compensation cost related to non-vested options granted amounted to $8.5 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.8 years.
     Activity under the our stock option plans was as follows:

			Weighted-Average
	Options Available	Number of Options	Exercise Price Per
	for Grant	Outstanding	Share
Balance at December 31, 2006	1,997,141	3,421,339	$5.26
Options authorized	400,000	—	—
Options granted	(925,685)	925,685	$5.99
Options exercised	—	(5,666)	$3.86
1997 Plan shares expired	(273,188)	—	—
Options cancelled:
Options forfeited (unvested).	190,984	(190,984)	$5.91
Options expired (vested)	1,621	(1,621)	$8.09

Balance at June 30, 2007	1,390,873	4,148,753	$5.40

     The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of June 30, 2007:

			Weighted- Average
		Weighted-Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Number of Shares	Share	(in years)	Value
Outstanding options (vested and expected to vest)	3,692,987	$5.30	7.9	$1,374,460
Options exercisable	1,624,568	$4.49	6.7	$1,260,978
Employee Stock Purchase Plan
     As of June 30, 2007, 496,000 shares were reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 82,032 shares of our common stock under the Purchase Plan. At June 30, 2007, 413,770 shares of our common stock remained available for future purchases.
10. Subsequent Events
     In July 2007, we announced that Deerfield Management, a healthcare investment fund and its affiliates, or Deerfield, committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Repayment of a portion of the loans for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. If the TOLAMBA program is discontinued, Dynavax has no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal will be due in July 2010. A portion of the funding, if utilized, will advance our peanut and cat allergy programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. Deerfield received 1.25 million warrants upon execution of the loan agreement at an exercise price of $5.13 per share. Additional warrants are required to be issued and priced on successful completion of milestones and, if all milestones are successfully achieved, Deerfield would receive a total of 5.55 million warrants during the term of the loan agreement.
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

     Our product candidates include: HEPLISAVtm, a hepatitis B vaccine in Phase 3; TOLAMBAtm, a ragweed allergy immunotherapy; a therapy for non-Hodgkin’s lymphoma (NHL) in Phase 2 and for metastatic colorectal cancer in Phase 1; and a therapy for hepatitis B in Phase 1. Our preclinical asthma and chronic obstructive pulmonary disease (COPD) program is partnered with AstraZeneca AB, or AstraZeneca. Our preclinical work on a vaccine for influenza is partially funded by the National Institute of Allergy and Infectious Diseases. Our colorectal cancer trials and our preclinical hepatitis C therapeutic program are funded by Symphony Dynamo, Inc., or SDI.
HEPLISAV
     HEPLISAV, our product candidate for hepatitis B prophylaxis, is based on proprietary ISS that specifically targets TLR9 to stimulate an innate immune response. HEPLISAV combines ISS with HBV surface antigen (HBsAg) and is designed to significantly enhance the level, speed and longevity of protection. Previously reported clinical trials results have shown 100% seroprotection after two doses in subjects 18 to 39 years of age, and after three doses in difficult-to-immunize subjects 40 to 70 years of age.
     Our ongoing multi-center Phase 3 pivotal trial known as PHAST (Phase 3 HeplisAv Short-regimen Trial), which began in Canada in late 2006 and in Germany in June 2007, enrolled over 2,400 subjects 11 to 55 years of age, and compares a two-dose regimen of HEPLISAV administered at 0 and 1 month to the conventional three dose regimen of Engerix-B® marketed by GlaxoSmithKline.
     In June 2007, we initiated a safety and immunogenicity study in the U.S., a second clinical trial designed to support the licensure of HEPLISAV. In the U.S. study, consistent with the PHAST trial, subjects 11 to 55 years of age are receiving a two-dose regimen of HEPLISAV, at 0 and 1 month. The primary endpoint of this trial will be measured four weeks after the second dose.
     In the second half of 2007, we plan to initiate a lot-to-lot consistency study comparing three consecutive lots of HEPLISAV containing Hepatitis B surface antigen manufactured at Dynavax Europe. Approximately 2,000 subjects are anticipated to be enrolled in this trial in the U.S., Canada and Germany. The data from the PHAST trial, U.S. safety study, and subsequent lot-to-lot consistency trials will contribute to a safety database of approximately 4,000 subjects to support a planned BLA submission by the end of 2008.
     Also in the second half of 2007, we plan to initiate a Phase 2 trial in Canada in patients with end-stage renal disease (ESRD) to evaluate the safety and immunogenicity of two different doses of HEPLISAV. The trial will enroll adults 40 to 70 years of age who have progressive loss of renal function and are either pre-dialysis or hemodialysis patients. This is a difficult-to-immunize patient population for whom conventional hepatitis B vaccines have shown limited efficacy. We intend to focus our development activities and resources on maximizing the potential of the demonstrated superiority of HEPLISAV over conventional hepatitis B vaccine in adults, and its potential in patients with ESRD.
Allergy Franchise
     In July 2007, we announced that Deerfield Management, a healthcare investment fund and its affiliates, committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs.
TOLAMBA
     TOLAMBA, our product candidate for the treatment of ragweed allergy, consists of ISS linked to the purified major allergen of ragweed, Amb a 1. TOLAMBA is designed to target the underlying cause of seasonal allergic rhinitis caused by ragweed. The linking of ISS to Amb a 1 ensures that both ISS and ragweed allergen are presented simultaneously to the same immune cells, producing a highly specific and potent inhibitory effect and suppressing the Th2 cells responsible for inflammation associated with ragweed allergy.
     In the fourth quarter of 2007, we plan to initiate a 300-patient, randomized, placebo-controlled environmental exposure chamber study of TOLAMBA. Patients will be screened and selected by exposure to ragweed allergen in the chamber to identify those with confirmed severe ragweed allergic disease on the basis of symptomatic response in the chamber. Patients will be enrolled and randomized to placebo or TOLAMBA treatment, then treated and re-exposed in the chamber to determine the effect of the six-week, six-injection TOLAMBA regimen. Efficacy will be measured by the difference in total nasal symptom scores (TNSS) at baseline and after treatment as compared to placebo. We anticipate receiving data from the chamber study in the first half of 2008.

     To date, TOLAMBA has been administered to over 1,100 patients, and has been safe and well-tolerated. A Phase 2 study conducted in 2001-2002 showed 55% reduction (p=0.03) in TNSS in the first season which was maintained (p=0.02) in the second season with no additional therapy. This was a single site study with well-characterized, severe allergic patients. The Phase 2 study conducted in 2004-2005 at 19 centers in the U.S. showed a 21% reduction in symptoms in the first year (p=0.04) which was also maintained in the second year with no additional therapy (p=0.02). However, the largest study of TOLAMBA (the DARTT study), conducted in 2006 in 738 patients at 30 U.S. sites, failed to enroll patients with measurable ragweed-allergic disease; therefore, the effect of the treatment could not be measured and the study did not achieve its primary endpoints.
Peanut Allergy Immunotherapy
     Our peanut allergy program involves direct linkage of critical peanut allergens to a proprietary TLR9 agonist. This approach is designed to mask the IgE binding sites of the native allergen to ensure the safety of the intervention, and to induce an allergen-specific Th1 to Th2 immune shift, to reprogram the immune response in allergic patients. Our approach to peanut allergy provided protection in a mouse model of peanut induced anaphylaxis. Subject to successful completion of product selection and optimization activities and preclinical studies, we plan to initiate clinical studies in 2009.
Cat Allergy Immunotherapy
     Our cat allergy program, similar to our approach to peanut allergy, involves direct linkage of the major cat allergen to a proprietary TLR9 agonist. Subject to successful completion of product selection and optimization activities and preclinical studies, we plan to initiate clinical studies in 2009. We anticipate that the clinical development path for a disease-modifying cat allergy therapy to be focused on challenge studies, in which both patient selection and study timing can be tightly controlled.
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
     Pursuant to the agreements, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $7.32 per share, representing a 25% premium over the 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. The warrant may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. In consideration for the warrant, we received an exclusive purchase option to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices, defined as the Purchase Option. The Purchase Option exercise price is payable in cash or a combination of cash and shares of our common stock, at our sole discretion. We also received an option to purchase either the hepatitis B or hepatitis C program, defined as the Program Option. Dynavax exercised the Program Option in April 2007 for the hepatitis B program. The exercise of the Program Option requires a payment obligation of $15 million to Holdings upon the expiration of the SDI collaboration in 2011 if the purchase option for all programs is not exercised at any time through the remaining term of the collaboration. The long-term liability for the Program Option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If we do not exercise our exclusive right to purchase the remaining programs licensed under the agreement, the intellectual property rights to those programs at the end of the development period will remain with SDI.
     In cancer, we believe that the potent and multifaceted biological activities of ISS offer a number of distinct approaches to cancer therapy in a wide range of tumor types. In December 2006, we initiated a Phase 1 dose escalation clinical trial of our cancer product candidate in combination with a standard chemotherapeutic regimen for metastatic colorectal cancer. In addition, a Phase 2 study has been completed in non-Hodgkin’s lymphoma (NHL) of ISS in combination with Rituxantm (rituximab). In December 2006, we announced preliminary data from this Phase 2 study based on 23 patients with histologically confirmed CD20+, B-cell follicular NHL who had relapsed after at least one prior treatment regimen for lymphoma. This study showed a possible correlation between biomarker response to ISS and clinical outcomes; patients with high biomarker induction had a doubling of response rate and progression free survival versus patients with low biomarker induction. The combination of rituximab and our ISS was well-tolerated, and adverse events were minimal. We previously reported a Phase 1, dose-escalation trial of our ISS in combination with rituximab in 20 patients with NHL in which dose-dependent pharmacological activity was demonstrated without significant toxicity.

     We anticipate that additional cancer product candidates will advance into clinical trials in solid tumors in 2007, and our hepatitis C therapeutic product candidate is also planned to enter the clinic in 2007.
Hepatitis B Immunotherapy
     We are developing a novel therapy to treat chronic hepatitis B infection that combines hepatitis B surface antigen and hepatitis B core antigen. In March 2007, we initiated a Phase 1 study of this therapy in 20 healthy subjects, to evaluate the safety and immunogenicity of two dosing regimens. Results from this trial are anticipated in the second half of 2007.
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
Influenza Vaccine
     In the fourth quarter of 2006, we announced preclinical data that indicate our flu vaccine can improve the immunogenicity of standard flu vaccines. The data from mouse and primate models demonstrated that co-administration of our flu vaccine with standard vaccine enhances the immune response of the standard vaccine, allows reduction of standard vaccine dosage, and provides extra layers of protection that are not strain-dependent. Our flu vaccine is based on our proprietary TLR9 agonist-based ISS technology. The preclinical work was funded in part by a research and development grant for a pandemic flu vaccine from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health.
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
Critical Accounting Policies and the Use of Estimates
     We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2007 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

     The following is a summary of our revenues (in thousands, except percentages):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2007 to 2006		June 30,		from 2007 to 2006
	2007	2006	$	%	2007	2006	$	%
Revenues:
Collaboration revenue	$752	$—	$752	100%	$1,499	$—	$1,499	100%
Services and license revenue	461	224	237	106%	570	224	346	154%
Grant revenue	587	305	282	92%	1,715	593	1,122	189%

Total revenues	$1,800	$529	$1,271	240%	$3,784	$817	$2,967	363%

     Total revenues for the six months ended June 30, 2007 were $3.8 million, compared to $0.8 million for the same period in 2006. Total revenues in 2007 consisted of collaboration revenue from AstraZeneca, services and license fees from R&D services provided to customers of Dynavax Europe, and grants primarily awarded by the National Institute of Allergy and Infectious Diseases.
     We anticipate that our total revenues will continue to increase in 2007 as compared to 2006 due primarily to research funding under our collaboration with AstraZeneca.
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
     The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2006 to 2007		June 30,		from 2006 to 2007
Research and development:	2007	2006	$	%	2007	2006	$	%
Compensation and related personnel costs	$5,186	$3,069	$2,117	69%	$9,514	$5,544	$3,970	72%
Outside services	12,127	6,180	5,947	96%	19,802	9,046	10,756	119%
Facility costs	1,545	1,241	304	24%	2,959	2,208	751	34%
Non-cash stock-based compensation	306	272	34	13%	521	556	(35)	(6%)

Total research and development	$19,164	$10,762	$8,402	78%	$32,796	$17,354	$15,442	89%

     Research and development expenses for the six months ended June 30, 2007 increased by $15.4 million, or 89%, over the same period in 2006. The increase was primarily due to outside services which included a one-time $5 million payment in June 2007 for a non-exclusive license to certain patents and patent applications for the purpose of commercializing HEPLISAV. The remaining growth in outside services was due to increased clinical trial and clinical material manufacturing costs related to HEPLISAV and expenses incurred to support SDI programs and Dynavax Europe operations. Compensation and related personnel costs increased in 2007 resulting from continued organizational growth to further develop our clinical candidates and the impact of Dynavax Europe.
     We anticipate that our research and development expenses will increase significantly in 2007 as compared to 2006, primarily in connection with the advancement of HEPLISAV, TOLAMBA and our programs in cancer, hepatitis B and hepatitis C therapies, asthma and flu.
     General and Administrative
     General and administrative expenses consist primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses, net of patent cost recoveries; allocated facility costs; and non-cash stock-based compensation.

     The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2006 to 2007		June 30,		from 2006 to 2007
General and administrative:	2007	2006	$	%	2007	2006	$	%
Compensation and related personnel costs	$1,742	$1,641	$101	6%	$3,529	$2,805	$724	26%
Outside services	1,181	784	397	51%	2,358	1,464	894	61%
Legal costs	753	348	405	116%	1,245	632	613	97%
Facility costs	150	149	1	1%	283	293	(10)	(3%)
Other	—	—	—	—	—	(50)	50	(100%)
Non-cash stock-based compensation	380	458	(78)	(17%)	971	839	132	16%

Total general and administrative	$4,206	$3,380	$826	24%	$8,386	$5,983	$2,403	40%

     General and administrative expenses for the six months ended June 30, 2007 increased by $2.4 million, or 40%, over the same period in 2006. The increase primarily reflects additional compensation and related personnel costs associated with overall organizational growth including the operations of Dynavax Europe. Outside services and legal costs increased in 2007 related to higher professional fees incurred in conjunction with various corporate development activities and expenses incurred to support SDI programs and Dynavax Europe operations.
     We expect general and administrative expenses to increase modestly in 2007 as compared to 2006, resulting from continued organizational growth and expenses incurred to support the advancement of our clinical development programs and corporate development activities.
     Amortization of Intangible Assets
     Intangible assets resulting from our April 2006 acquisition of Dynavax Europe consist primarily of manufacturing process, customer relationships and developed technology. Amortization of intangible assets was $0.5 million for the six months ended June 30, 2007.
     Interest and Other Income, Net
     Interest income is reported net of amortization on marketable securities and realized gains and losses on investments. Other income includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. The following is a summary of our interest and other income, net (in thousands):

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		from 2006 to 2007		June 30,		from 2006 to 2007
Interest and other income, net:	2007	2006	$	%	2007	2006	$	%
Interest income, net	$1,078	$675	$403	60%	$2,047	$1,410	$637	45%
Other income net	3	10	(7)	(70%)	7	10	(3)	(30%)

Total interest and other income, net	$1,081	$685	$396	58%	$2,054	$1,420	$634	$45%

     Interest and other income, net was $2.1 million for the six months ended June 30, 2007 compared to $1.4 million reported for the same period in 2006. The increase was primarily due to approximately $0.5 million of interest earned on the investments held by SDI and the investment of proceeds from our equity offerings in the fourth quarter of 2006.
     Amount Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.
     Pursuant to the agreements that we entered into with SDI in April 2006 and in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R , the results of operations of SDI have been included in our consolidated financial statements from the date of formation. We have deducted the losses attributed to the noncontrolling interest from our condensed consolidated statement of operations to the extent that the offsetting amount of the noncontrolling interest in the condensed consolidated balance sheet is zero. For the six months ended June 30, 2007 the loss attributed to the noncontrolling interest was $5.1 million.

Recent Accounting Pronouncements
     In March 2007, the FASB discussed Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which agreed to address the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The consensus may be applied to earlier periods. Early adoption of the provision of the consensus is not permitted. Accordingly, we must adopt Issue 07-3 in the first quarter of fiscal 2008 and we are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2008 and we are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2008 and we are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.
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
     We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of June 30, 2007, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2008.
Liquidity and Capital Resources
     As of June 30, 2007, we had $47.5 million in cash, cash equivalents and marketable securities and $35.1 million in investments held by SDI. Our funds are currently invested in a variety of securities, including institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
     We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $222 million in net cash proceeds. To a lesser extent, we have financed our operations through amounts received under collaborative agreements and government grants. We have also financed certain of our research and development activities under our agreements with SDI.
     We completed an initial public offering in February 2004, raising net proceeds of approximately $46.5 million from the sale of 6,900,000 shares of common stock. In the fourth quarter of 2005, we completed an underwritten public offering that resulted in net proceeds of approximately $33.1 million from the sale of 5,720,000 shares of our common stock. In the fourth quarter of 2006, we completed a follow-on offering raising approximately $29.3 million from the sale of 7,130,000 shares of common stock. We use these proceeds to fund our current operations.

     In August 2006 we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. Specifically, we entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of $30 million of our common stock, or the number of shares which is one less than 20% of the issued and outstanding shares of our common stock as of the effective date of the purchase agreement over the 18-month term of the purchase agreement. From time to time over the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices constituting offers to purchase our common stock. The per share purchase price for these shares is at a discount ranging from 5.2% to 7.0%. In December 2006, we completed a draw down on our equity line of credit resulting in net proceeds of approximately $14.8 million from the sale of 1,663,456 shares of our common stock. $15 million remains available on our equity line of credit.
     In July 2007, we announced that Deerfield Management, a healthcare investment fund and its affiliates, or Deerfield, committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Repayment of a portion of the loans for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. If the TOLAMBA program is discontinued, Dynavax has no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal will be due in July 2010. A portion of the funding, if utilized, will advance our peanut and cat allergy programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. Deerfield received 1.25 million warrants upon execution of the loan agreement at an exercise price of $5.13 per share. Additional warrants are required to be issued and priced on successful completion of milestones and, if all milestones are successfully achieved, Deerfield would receive a total of 5.55 million warrants during the term of the loan agreement..
     Cash used in operating activities was $33.4 million during the six months ended June 30, 2007 compared to $17.9 million for the same period in 2006. The increase in cash usage over the prior year was due primarily to the increase in our net loss and the amount attributed to the noncontrolling interest in SDI.
     Cash used in investing activities was $4.4 million during the six months ended June 30, 2007 compared to cash provided of $1.6 million for the same period in 2006. The decrease was attributed to a reduction in the net proceeds from sales and maturities of marketable securities.
     Cash provided by financing activities was $30.1 million during the six months ended June 30, 2007 compared to $17.6 million for the same period in 2006. Cash provided by financing activities primarily included the proceeds from the purchase of noncontrolling interest by preferred shareholders in Symphony Dynamo, Inc.
     We currently anticipate that our cash and marketable securities, investments held by SDI, and available funds under our Azimuth equity line of credit and Deerfield financing arrangement will enable us to maintain our operations for at least the next twelve months. Because of the significant time it will take for any of our product candidates to complete clinical trials, achieve regulatory approval and generate significant revenue, we will require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.
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

Contractual Obligations
     The following summarizes our significant contractual obligations as of June 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years
Future minimum payments under our operating lease	$4,893	$2,228	$2,665	$—
Long-term liability from the Program Option exercised under the SDI collaboration	15,000	—	—	15,000

Total	$19,893	$2,228	$2,665	$15,000

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
     In April 2007 we exercised an option to repurchase our hepatitis B program from Symphony Dynamo. The exercise of the Program Option triggers a payment obligation of $15 million upon the expiration of the SDI collaboration if the Purchase Option for all programs is not exercised. The price for the Program Option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option.
     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2007 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2007 and December 31, 2006. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
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
     We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2007, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $11 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
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
     In April 2006, Rhein and Green Cross Vaccine Corp. entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to SUPERVAX, a hepatitis B vaccine. In exchange, Rhein is required to pay Green Cross a specified profit share until Green Cross’s development costs for the product are recouped and thereafter a specified profit share for a designated period of time. To date SUPERVAX revenue has not been material.
Off-balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by rules recently enacted by the SEC and Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position. As described above, SDI is not an off-balance sheet arrangement as it is considered a variable interest entity and included in our financial statements.
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
     Foreign Currency Risk. We have certain investments outside the U.S. to support the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of June 30, 2007 was $0.2 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.
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
     We have experienced significant net losses in each year since our inception. Our accumulated deficit was $198.7 million as of June 30, 2007. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors and are scheduled to terminate in 2007. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.
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
     None of our TLR9 product candidates have been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approval for our most advanced TLR9 product candidates. Approval processes in the United States and in other countries are uncertain, take many years and require the expenditure of substantial resources.
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
     We may be exposed to future litigation by third parties based on claims that our product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. We are involved in various interference and other administrative proceedings related to our intellectual property which has caused us to incur certain legal expenses. If we become involved in any litigation and/or other significant interference proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.
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
     Another of our potential competitors, Coley, has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, or PTO, that may be asserted against our ISS products. In June 2007, we entered into an agreement with Coley under which we received a non-exclusive license to certain Coley patents and patent applications for the purpose of commercializing HEPLISAV. We may need to obtain a license to one or more of these patent claims held by Coley by paying fees or royalties or offering rights to our own proprietary technologies in order to commercialize one or more of our other formulations of ISS in the U.S. Such a license may not be available to us on acceptable terms, if at all, which could preclude or limit our ability to commercialize our products.
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
     In 2006, we granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapeutics to Symphony Dynamo, Inc., or SDI, in consideration for a commitment from Symphony Capital Partners, LP and its co-investors to provide $50 million of committed capital to advance these programs. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire certain or all of the programs at specified points in time at specified prices during the term of the five-year development period. The development programs under the arrangement are jointly managed by SDI and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise the purchase option prior to its expiration, then our rights in and with respect to the SDI programs will terminate and we will no longer have rights to any of the programs licensed to SDI under the arrangement. In April 2007, we exercised our option for the hepatitis B program. The exercise of this program option triggers a payment obligation of $15 million to Holdings upon the expiration of the SDI collaboration in 2011 if the purchase option for all programs is not exercised.
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
     We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements may increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to comply with new reporting requirements. Specifically, we have integrated the operations, technologies, products and personnel of Dynavax Europe into our operations and Dynavax Europe’s operations will be required to be included in our assessment of internal controls over financial reporting under Section 404 by the end of 2007. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent auditors are unable to issue an unqualified attestation as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Shareholders on June 13, 2007. The proposals voted on by the Company’s shareholders and the voting results were as follows:
     Proposal 1: Election of Class I Directors
     The election of directors was approved as follows:

	For	Withhold
Dino Dina, M.D	34,417,951	1,118,010
Dennis Carson, M.D.	34,440,967	1,094,994
Denise M. Gilbert, Ph.D.	34,458,184	1,077,777
     Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm
     Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2007 as follows:

For	Against	Abstain
34,862,566	50,947	622,448
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Document
10.32†	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and Dynavax Technologies Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 3, 2007	By:	/s/ DINO DINA, M.D. Dino Dina, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2007	By:	/s/ DEBORAH A. SMELTZER Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer
(Principal Financial Officer)