Form 10-Q
period 2007-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2007-11-06
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-50577
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of October 31, 2007, the registrant had outstanding 39,764,520 shares of common stock.

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

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,642	$14,154
Marketable securities available-for-sale	21,279	58,677
Investments held by Symphony Dynamo, Inc. (SDI)	32,804	13,363
Restricted cash	408	408
Accounts receivable	574	2,154
Inventory	263	257
Prepaid expenses and other current assets	3,529	673

Total current assets	73,499	89,686
Property and equipment, net	6,380	5,200
Goodwill	2,312	2,312
Other intangible assets, net	3,627	4,382
Other assets	2,178	1,310

Total assets	$87,996	$102,890

Liabilities, noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$1,951	$2,181
Accrued liabilities	11,075	10,742
Deferred revenues	781	778

Total current liabilities	13,807	13,701
Deferred revenues, noncurrent	10,000	10,000
Liability from Program Option exercised under the SDI collaboration	15,000	—
Other long-term liabilities	3,627	117
Noncontrolling interest in SDI	10,342	2,016
Commitments and contingencies Stockholders’ equity:
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock: $0.001 par value; 100,000 shares authorized at September 30, 2007 and December 31, 2006; 39,765 and 39,715 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	250,770	244,787
Accumulated other comprehensive income:
Unrealized gain on marketable securities available-for-sale	23	28
Cumulative translation adjustment	225	144

Accumulated other comprehensive income	248	172
Accumulated deficit	(215,838)	(167,943)

Total stockholders’ equity	35,220	77,056

Total liabilities, noncontrolling interest and stockholders’ equity	$87,996	$102,890

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Collaboration revenue	$719	$166	$2,218	$166
Services and license revenue	162	692	732	916
Grant revenue	133	734	1,848	1,327

Total revenues	1,014	1,592	4,798	2,409
Operating expenses:
Research and development	14,909	12,781	47,705	30,135
General and administrative	5,029	4,656	13,414	10,639
Acquired in-process research and development	—	—	—	4,180
Amortization of intangible assets	251	251	754	447

Total operating expenses	20,189	17,688	61,873	45,401

Loss from operations	(19,175)	(16,096)	(57,075)	(42,992)
Interest and other income, net	453	673	2,506	2,093

Loss including noncontrolling interest in Symphony Dynamo, Inc.	(18,722)	(15,423)	(54,569)	(40,899)
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc.	1,621	3,271	6,674	5,302

Net loss	$(17,101)	$(12,152)	$(47,895)	$(35,597)

Basic and diluted net loss per share	$(0.43)	$(0.40)	$(1.21)	$(1.17)

Shares used to compute basic and diluted net loss per share	39,753	30,605	39,740	30,551

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(47,895)	$(35,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,091	797
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc. (SDI)	(6,674)	(5,302)
Acquired in-process research and development	—	4,180
Amortization of intangible assets	755	447
Gain on disposal of property and equipment	—	(50)
Accretion and amortization on marketable securities	(1,578)	152
Realized loss on sale of marketable securities	—	23
Increase in interest payable	356
Stock-based compensation expense	2,482	2,366
Changes in operating assets and liabilities:
Accounts receivable	1,580	(707)
Prepaid expenses and other current assets	(1,740)	160
Inventory	(6)	—
Other assets	1,365	(507)
Accounts payable	(230)	1,933
Accrued liabilities	30	2,035
Deferred revenues	3	10,511

Net cash used in operating activities	(50,461)	(19,559)

Investing activities
Change in investments held by SDI	(19,441)	(17,727)
Cash paid for acquisition, net of cash acquired	—	(14,045)
Purchases of marketable securities	(41,479)	(19,627)
Proceeds from sales of marketable securities	—	10,987
Proceeds from maturities of marketable securities	80,450	49,758
Purchases disposal of property and equipment, net	(2,314)	(478)

Net cash provided by investing activities	17,216	8,868

Financing activities
Proceeds from purchase of noncontrolling interest by preferred shareholders in SDI, net of fees	30,000	17,405
Proceeds from Deerfield financing agreement	3,500	—
Issuance cost associated with common stock offering	(19)	—
Proceeds from employee stock purchase plan	149	114
Proceeds from exercise of stock options	22	311

Net cash provided by financing activities	33,652	17,830

Effect of exchange rate on cash and cash equivalents	81	87

Net increase in cash and cash equivalents	488	7,226
Cash and cash equivalents at beginning of period	14,154	8,725

Cash and cash equivalents at end of period	$14,642	$15,951

Supplemental disclosure of non-cash investing and financing activities
Disposal of fully depreciated property and equipment	$26	$255

Warrants issued in conjunction with Deerfield financing agreement	$3,349	$—

Warrants issued in conjunction with SDI transaction	$—	$5,646

Liability from Program Option exercised under the SDI collaboration	$15,000	$—

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
Significant Accounting Policies
     We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2007 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In March 2007, the FASB discussed Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which addressed the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Early adoption of the provision of the consensus is not permitted. Accordingly, we must adopt Issue 07-3 in the first quarter of fiscal 2008 and we are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.

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
     In July 2006, the FASB released Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.
     We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of September 30, 2007, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2008.
2. Inventory
     Inventories as of September 30, 2007 consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$195	$194
Finished goods	68	63

Total	$263	$257

3. Intangible Assets
     Intangible assets consist of manufacturing process, customer relationships, and developed technology acquired in connection with the acquisition of Rhein Biotech GmbH, or Rhein or Dynavax Europe, in April 2006. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following table presents details of the purchased intangible assets as of September 30, 2007 (in thousands, except years):

	Original Estimated
	Useful Life		Accumulated
	(in Years)	Gross	Amortization	Net
Manufacturing process	5	$3,670	$1,060	$2,610
Customer relationships	5	1,230	355	875
Developed technology	7	180	38	142

Total	5.1	$5,080	$1,453	$3,627

     The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2007 (remaining three months)	$251
2008	1,006
2009	1,006
2010	1,005
2011	325
Thereafter	34

Total	$3,627

4. Collaborative Research and Development Agreements
     In September 2006, we entered into a research collaboration and license agreement with AstraZeneca AB, or AstraZeneca, for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. Under the terms of the agreement, we are collaborating with AstraZeneca to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca is responsible for any development and worldwide commercialization of products arising out of the research program. We received an upfront payment of $10 million upon signing the agreement and are eligible to receive research funding, preclinical milestones and future development milestones that in total could approximate $136 million. Upon commercialization, we are also eligible to receive royalties based on product sales. Collaboration revenue resulting from the performance of research services amounted to $0.7 million and $2.2 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, our deferred revenue was $10.5 million associated with the upfront fee and amounts billed in advance for research services per the contract terms.
     In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the first quarter of 2008. In August 2007, we were awarded a two-year $3.25 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants is recognized as the related expenses are incurred. For the nine months ended September 30, 2007 and 2006, we recognized revenue of approximately $1.8 million and $1.3 million, respectively.
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
     Pursuant to the agreements, we issued to Holdings five-year warrants to purchase 2,000,000 shares of common stock at $7.32 per share, representing a 25% premium over the applicable 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. The warrants may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. The warrants issued upon closing were assigned a value of $5.6 million using the Black-Scholes valuation model, and were recorded as a reduction in the noncontrolling interest in SDI and an increase in additional paid in capital.
     In consideration for the warrants, we received an exclusive purchase option, defined as the Purchase Option, to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an option to purchase either the hepatitis B or hepatitis C program, defined as the Program Option. We exercised the Program Option in April 2007 for the hepatitis B program. The exercise of the Program Option requires a payment obligation of $15 million to Holdings upon the expiration of the SDI collaboration in 2011 if the Purchase Option for all programs is not exercised at any time through the remaining term of the collaboration. The long-term liability for the Program Option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If we do not exercise our exclusive right to purchase the remaining programs licensed under the agreement, the intellectual property rights to those programs at the end of the development period will remain with SDI. The long-term liability of $15.0 million was offset against the noncontrolling interest in SDI.

     In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities”, or FIN 46R, we have determined that SDI is a variable interest entity for which we are the primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our consolidated financial statements as of September 30, 2007 and for the period from April 18, 2006 through December 31, 2006. Accordingly, the investments held by SDI in the consolidated balance sheet include the $50.0 million of funding, less funds spent to date on the development of the programs. The noncontrolling interest in SDI reflects $50.0 million of funding reduced by (i) the structuring fee and other closing costs of $2.6 million, (ii) the value assigned to the warrants issued to Holdings upon closing of $5.6 million, (iii) the Program Option obligation of $15.0 million, and (iv) SDI’s losses through September 30, 2007. Reimbursable expenses incurred under the SDI programs were $8.5 million and $5.5 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.
6. Financing Agreement
     In July 2007, Deerfield Management, a healthcare investment fund and its affiliates, or Deerfield, committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Repayment of a portion of the loan principal for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. If the TOLAMBA program is discontinued, we have no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal will be due in July 2010. A portion of the funding, if utilized, will advance our peanut and cat allergy programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. Warrants are required to be issued and priced on successful completion of milestones and, if all milestones are successfully achieved, Deerfield would receive warrants exercisable for the purchase of a total of 5.55 million shares of the Company’s common stock, during the term of the loan agreement.
     During the third quarter of 2007, we received from Deerfield $3.5 million in cash which is recorded as a long-term liability in our consolidated balance sheet as of September 30, 2007. Deerfield received warrants for the purchase of 1.25 million shares of the Company’s common stock upon execution of the loan agreement at an exercise price of $5.13 per share. The warrant issued upon closing was assigned a value of $3.3 million using the Black-Scholes valuation model. At the date of issuance, the warrant valuation is recorded as a deferred transaction cost in other assets and an increase in additional paid in capital. The deferred transaction cost will be amortized on a straight-line basis over the remaining term of the loan and recognized as interest expense in the statement of operations. For the quarter ended September 30, 2007, we amortized $0.2 million of deferred transaction cost in interest expense. Additionally, for the quarter ended September 30, 2007 we recognized as interest expense $0.4 million associated with the commitment fee which is payable on October 31, 2007. In October 2007 upon our completion of a milestone, Deerfield also received warrants for the purchase of 1.3 million shares of the Company’s common stock at an exercise price of $5.75 per share; these warrants were assigned a value of $3.7 million using the Black-Scholes valuation model.
7. Commitments
     We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and August 2009, respectively. The Berkeley Lease can be terminated in September 2009 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $25,000 through 2007 and $0.1 million annually thereafter until August 2010. The sublease rental income is offset against rent expense. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of September 30, 2007 and December 31, 2006. The Berkeley Lease incentive is amortized as an offset to rent expense over the lease term, through September 2014. Total net rent expense related to our operating leases for the nine months ended September 30, 2007 and September 30, 2006, was $1.5 million and $1.3 million, respectively. Deferred rent was $0.2 million as of September 30, 2007.

     Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2007, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2007 (remaining three months)	$446
2008	1,803
2009	1,857
2010	1,912
2011	1,970
Thereafter	5,538

Total	$13,526

     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2007 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2007 and December 31, 2006. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
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
     We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2007, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $6 million through 2009. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
     Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. As of September 30, 2007, such fees and milestone payments to the Regents could approximate $1 million in 2008.
     In April 2006, Rhein and Green Cross Vaccine Corp. (“Green Cross”) entered into an exclusive license agreement whereby Green Cross granted Rhein an exclusive license relating to SUPERVAX, a hepatitis B vaccine. In exchange, Rhein is required to pay Green Cross a specified profit share until Green Cross’s development costs for the product are recouped and thereafter a specified profit share for a designated period of time. To date, revenue from SUPERVAX has not been material.
8. Net Loss Per Share
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 7.5 million and 5.2 million shares of common stock as of September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

     The following is a reconciliation of the numerator and denominator used in the basic and diluted net loss per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(17,101)	$(12,152)	$(47,895)	$(35,597)
Denominator:
Weighted-average common shares outstanding used for basic and diluted net loss per share	39,753	30,605	39,740	30,551
9. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in the net loss. Comprehensive loss is as follows:

	Nine Months Ended
	September 30,
	2007	2006
Net loss	$(47,895)	$(35,597)
Increase (decrease) in unrealized gain on marketable securities available-for-sale	(5)	151
Increase in cumulative translation adjustment	81	87

Comprehensive loss	$(47,819)	$(35,359)

10. Stockholders’ Equity
     As of September 30, 2007, we have two share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan. The 1997 Equity Incentive Plan, or 1997 Plan, which expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.
     Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

					Employee Stock
	Employee Stock Options				Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Weighted-average fair value per share	$2.51	$2.14	$3.57	$3.95	$1.96	$1.95
Risk-free interest rate	4.5%	4.0%	4.8%	4.8%	4.6%	4.9%
Expected life (in years)	4.0	4.0	4.5	5.7	1.2	1.2
Volatility	0.7	0.7	0.8	0.8	0.7	0.7
Expected dividends	—	—	—	—	—	—
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

     We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Employee and director stock-based compensation expense	$971	$949	$2,442	$2,337
Other stock-based compensation expense	13	21	40	29

Total	$984	$970	$2,482	$2,366

     The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 11%. As of September 30, 2007 the total unrecognized compensation cost related to non-vested options granted amounted to $7.7 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.7 years.
     Activity under the our stock option plans was as follows:

			Weighted-Average
	Options Available	Number of Options	Exercise Price Per
	for Grant	Outstanding	Share
Balance at December 31, 2006	1,997,141	3,421,339	$5.26
Options authorized	400,000	—	—
Options granted	(1,091,685)	1,091,685	$5.76
Options exercised	—	(5,666)	$3.86
1997 Plan shares expired	(273,188)	—	—
Options cancelled:
Options forfeited (unvested).	196,946	(196,946)	$5.88
Options expired (vested)	57,639	(57,639)	$4.88

Balance at September 30, 2007	1,286,853	4,252,773	$5.65

     The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of September 30, 2007:

			Weighted- Average
		Weighted-Average	Remaining
		Exercise Price Per	Contractual Term	Aggregate Intrinsic
	Number of Shares	Share	(in years)	Value
Outstanding options (vested and expected to vest)	3,824,366	$5.29	7.8	$1,533,276
Options exercisable	1,718,960	$4.52	6.6	$1,435,550
Employee Stock Purchase Plan
     As of September 30, 2007, 496,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (Purchase Plan), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 105,956 shares of our common stock under the Purchase Plan. At September 30, 2007, 390,044 shares of our common stock remained available for future purchases.
11. Subsequent Events
     In October 2007, we entered into a global license and development collaboration agreement with Merck & Co, Inc, to jointly develop HEPLISAV™, a novel investigational hepatitis B vaccine, which is currently being evaluated in a multi-center Phase 3 clinical trial involving adults and in patients on dialysis. Under the terms of the agreement, Merck receives worldwide exclusive rights to HEPLISAV, will fund future vaccine development, and be responsible for commercialization. Dynavax will receive an initial payment of $31.5 million, and will be eligible to receive up to $105 million in development and sales milestone payments, and royalties on global sales of HEPLISAV.

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
     Our product candidates include: HEPLISAV(tm), a hepatitis B vaccine in Phase 3 partnered with Merck & Co. Inc.; TOLAMBA(tm), a ragweed allergy immunotherapy in Phase 2; a therapy for non-Hodgkin’s lymphoma (NHL) in Phase 2 and for metastatic colorectal cancer in Phase 1; and a therapy for hepatitis B in Phase 1. Our preclinical asthma and chronic obstructive pulmonary disease (COPD) program is partnered with AstraZeneca AB, or AstraZeneca. The National Institutes of Health (NIH) partially funds our preclinical work on a vaccine for influenza. Symphony Dynamo, Inc. (SDI) funds our colorectal cancer trials and our preclinical hepatitis C therapeutic program and Deerfield has committed funding for our allergy programs.
HEPLISAV
     HEPLISAV, our product candidate for hepatitis B prophylaxis, is based on proprietary ISS that specifically targets TLR9 to stimulate an innate immune response. HEPLISAV combines ISS with hepatitis B surface antigen (HBsAg) and is designed to significantly enhance the level, speed and longevity of protection. As a result of our acquisition of Rhein Biotech GmbH in April 2006, we have secured manufacturing capabilities in Düsseldorf, Germany for producing both clinical and initial commercial quantities of the HBsAg component of the vaccine. Previously reported clinical trial results have shown 100% seroprotection after two doses in subjects 18 to 39 years of age, and after three doses in difficult-to-immunize subjects 40 to 70 years of age.
     In October 2007, we entered into a global license and development collaboration agreement with Merck & Co, Inc, to jointly develop HEPLISAV. Under the terms of the agreement, Merck receives worldwide exclusive rights to HEPLISAV, will fund future vaccine development, and be responsible for commercialization. Dynavax will receive an initial payment of $31.5 million, and will be eligible to receive up to $105 million in development and sales milestone payments, and double-digit tiered royalties on global sales of HEPLISAV. Dynavax will continue to manage the ongoing Phase 3 studies in Canada and Europe as well as other licensure-required studies. The United States Food and Drug Administration Biologics Licensing Application (BLA) and other marketing applications will be the joint responsibility of Merck and Dynavax, and will be filed by Merck. Dynavax will be responsible for manufacture of the hepatitis B surface antigen component of the vaccine for Merck, which will be produced at Dynavax Europe’s Düsseldorf, Germany facility using Dynavax’s proprietary technology developed there and later, at a new facility to support expected market needs.
     Our ongoing multi-center Phase 3 pivotal trial known as PHAST (Phase 3 HeplisAv Short-regimen Trial), which began in Canada in late 2006 and in Germany in June 2007, enrolled over 2,400 subjects 11 to 55 years of age, and compares a conventional two-dose regimen of HEPLISAV (administered at 0 and 1 month) to the conventional three-dose regimen of Engerix-B®. marketed by GlaxoSmithKline (administered at 0, 1 and 6 months).
     In June 2007, we initiated a safety and immunogenicity study in the U.S., a second clinical trial designed to support the licensure of HEPLISAV. In the U.S. study, consistent with the PHAST trial, subjects 11 to 55 years of age received a two-dose regimen of HEPLISAV, at 0 and 1 month. The primary endpoint of this trial will be measured four weeks after the second dose.

     We plan to initiate a lot-to-lot consistency study comparing three consecutive lots of HEPLISAV containing Hepatitis B surface antigen manufactured at Dynavax Europe. Approximately 2,000 subjects are anticipated to be enrolled in this trial in the U.S., Canada and Germany. The data from the PHAST trial, U.S. safety study, and the lot-to-lot consistency trial will contribute to a safety database of approximately 4,000 subjects to support a planned BLA submission .
     In addition, we initiated a Phase 2 trial in August 2007 in Canada in patients with end-stage renal disease (ESRD) to evaluate the safety and immunogenicity of two different doses of HEPLISAV. The trial is enrolling adults 40 to 70 years of age who have progressive loss of renal function and are either pre-dialysis or hemodialysis patients. This is a difficult-to-immunize patient population for whom conventional hepatitis B vaccines have shown limited efficacy. We intend to focus our development activities and resources on maximizing the potential of the demonstrated superiority of HEPLISAV over conventional hepatitis B vaccine in adults, and its potential in patients with ESRD.
Allergy Franchise
     In July 2007, Deerfield Management, a healthcare investment fund and its affiliates, committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs.
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
     In October 2007, we began dosing of TOLAMBA in subjects as part of an environmental exposure chamber study that is expected to enroll a total of 300 subjects. Subjects are being screened based on a history of ragweed allergy and a positive skin test. Exposure to ragweed allergen in the chamber is being used to select those individuals with confirmed ragweed allergic disease and establish their baseline level of symptoms. Subjects are being treated and will be re-exposed in the chamber to determine the effect of the six-week, six-injection TOLAMBA regimen as compared to placebo. Data from this study are expected in the first half of 2008 and, if positive, we intend to initiate a pivotal field study to support a potential BLA submission.
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
Peanut Allergy Immunotherapy
     Our peanut allergy program involves direct linkage of certain peanut allergens to a proprietary TLR9 agonist. This approach is designed to mask the IgE binding sites of the native allergen to ensure the safety of the intervention, and to induce an allergen-specific Th1 to Th2 immune shift, to reprogram the immune response in allergic patients. Our approach to peanut allergy provided protection in a mouse model of peanut induced anaphylaxis. Subject to successful completion of product selection and optimization activities and preclinical studies, we plan to initiate clinical studies in 2009.
Cat Allergy Immunotherapy
     Our cat allergy program, similar to our approach to peanut and ragweed allergies, involves direct linkage of the major cat allergen to a proprietary TLR9 agonist. Subject to successful completion of product selection and optimization activities and preclinical studies, we plan to initiate clinical studies in 2009. We anticipate that the clinical development path for a disease-modifying cat allergy therapy to be focused on established challenge studies, in which both patient selection and study timing can be tightly controlled.

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
     Pursuant to the agreements, we issued to Holdings five-year warrants to purchase 2,000,000 shares of our common stock at $7.32 per share, representing a 25% premium over the 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. The warrants may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. In consideration for the warrants, we received an exclusive purchase option to acquire all of the programs through the purchase of all of the equity in SDI during the five-year term at specified prices, defined as the Purchase Option. The Purchase Option exercise price is payable in cash or a combination of cash and shares of our common stock, at our sole discretion. We also received an option to purchase either the hepatitis B or hepatitis C program, defined as the Program Option. Dynavax exercised the Program Option in April 2007 for the hepatitis B program. The exercise of the Program Option requires a payment obligation of $15 million to Holdings upon the expiration of the SDI collaboration in 2011 if the purchase option for all programs is not exercised at any time through the remaining term of the collaboration. The long-term liability for the Program Option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the Purchase Option. If we do not exercise our exclusive right to purchase the remaining programs licensed under the agreement, the intellectual property rights to those programs at the end of the development period will remain with SDI.
     In oncology, we believe that the potent and multifaceted biological activities of ISS offer a number of distinct approaches to cancer therapy in a wide range of tumor types. In December 2006, we initiated a Phase 1 dose escalation clinical trial of our cancer product candidate in combination with a standard chemotherapeutic regimen for metastatic colorectal cancer. We are also pursuing the development of a second generation ISS technology that could potentially be used for cancer therapy.
     A Phase 2 study has been completed in non-Hodgkin’s lymphoma (NHL) of ISS in combination with Rituxan(tm) (rituximab). In December 2006, we announced preliminary data from this Phase 2 study based on 23 patients with histologically confirmed CD20+, B-cell follicular NHL who had relapsed after at least one prior treatment regimen for lymphoma. This study showed a possible correlation between biomarker response to ISS and clinical outcomes; patients with high biomarker induction had a doubling of response rate and progression free survival versus patients with low biomarker induction. The combination of rituximab and our ISS was well-tolerated, and adverse events were minimal. We previously reported a Phase 1, dose-escalation trial of our ISS in combination with rituximab in 20 patients with NHL in which dose-dependent pharmacological activity was demonstrated without significant toxicity.
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

Influenza Vaccine
     In August 2007, we were awarded a two-year $3.25 million grant from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the National Institutes of Health (NIH), to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Our research focuses on a new vaccine that incorporates a second- generation TLR9 agonist and the conserved influenza antigen nucleoprotein (NP). The new grant is directed toward advancing preclinical research into IND-enabling studies and product development.
     In 2006, we reported preclinical data that indicated our flu vaccine can improve the immunogenicity of standard flu vaccines. The data from mouse and primate models demonstrated that co-administration of our flu vaccine with standard vaccine enhances the immune response of the standard vaccine, allows reduction of standard vaccine dosage, and provides protection that is not strain-dependent. The preclinical work was funded in part by a research and development grant for a pandemic flu vaccine from the NIAID.
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
Critical Accounting Policies and the Use of Estimates
     We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2007 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The following is a summary of our revenues (in thousands, except percentages):

	Three Months		Increase (Decrease)		Nine Months		Increase (Decrease)
	Ended September 30,		from 2006 to 2007		Ended September 30,		from 2006 to 2007
	2007	2006	$	%	2007	2006	$	%
Revenues:
Collaboration revenue	$719	$166	$553	333%	$2,218	$166	$2,052	1236%
Services and license revenue	162	692	(530)	(77%)	732	916	(184)	(20%)
Grant revenue	133	734	(601)	(82%)	1,848	1,327	521	39%

Total revenues	$1,014	$1,592	$(578)	(36%)	$4,798	$2,409	$2,389	99%

     Total revenues for the nine months ended September 30, 2007 were $4.8 million, compared to $2.4 million for the same period in 2006. The increase is primarily due to collaboration revenue from AstraZeneca, and grants primarily awarded by the National Institute of Allergy and Infectious Diseases.
     We anticipate that our total revenues will continue to increase in 2007 as compared to 2006 due primarily to the commercialization collaboration with Merck and research funding under our collaboration with AstraZeneca.
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
     The following is a summary of our research and development expense (in thousands):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2006 to 2007		September 30,		from 2006 to 2007
	2007	2006	$	%	2007	2006	$	%
Research and development:
Compensation and related personnel costs	$4,756	$3,711	$1,045	28%	$14,270	$9,256	$5,014	54%
Outside services	8,153	7,410	743	10%	27,955	16,456	11,499	70%
Facility costs	1,730	1,415	315	22%	4,689	3,622	1,067	29%
Non-cash stock-based compensation	270	245	25	10%	791	801	(10)	(1%)

Total research and development	$14,909	$12,781	$2,128	17%	$47,705	$30,135	$17,570	58%

     Research and development expenses for the nine months ended September 30, 2007 increased by $17.6 million, or 58%, over the same period in 2006. The increase was primarily due to outside services which included a one-time $5 million payment in June 2007 for a non-exclusive license to certain patents and patent applications for the purpose of commercializing HEPLISAV. The remaining growth in outside services was due to increased clinical trial and clinical material manufacturing costs related to HEPLISAV and expenses incurred to support SDI programs and Dynavax Europe operations. Compensation and related personnel costs increased in 2007 resulting from continued organizational growth to further develop our clinical candidates and the impact of Dynavax Europe.
     We anticipate that our research and development expenses will increase significantly in 2007 as compared to 2006, primarily in connection with the advancement of HEPLISAV, TOLAMBA and our programs in cancer, hepatitis C therapy, asthma and flu.
     General and Administrative
     General and administrative expenses consist primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses, net of patent cost recoveries; allocated facility costs; and non-cash stock-based compensation.
     The following is a summary of our general and administrative expense (in thousands):

	Three Months Ended		Increase (Decrease)			Nine Months Ended		Increase (Decrease)
	September 30,		from 2006 to 2007			September 30,		from 2006 to 2007
	2007	2006	$	%		2007	2006	$	%
General and administrative:
Compensation and related personnel costs	$1,850	$1,937	$(87)	(4%	)	$5,378	$4,743	$635	13%
Outside services	1,057	1,215	(158)	(13%	)	3,415	2,678	737	28%
Legal costs	1,245	625	620	99%		2,490	1,257	1,233	98%
Facility costs	167	154	13	8%		450	446	4	1%
Other	—	—	—	—		—	(50)	50	(100%	)
Non-cash stock-based compensation	710	725	(15)	(2%	)	1,681	1,565	116	7%

Total general and administrative	$5,029	$4,656	$373	8%		$13,414	$10,639	$2,775	26%

     General and administrative expenses for the nine months ended September 30, 2007 increased by $2.8 million, or 26%, over the same period in 2006. The increase primarily reflects additional legal costs associated with patent interference activities. Compensation and related personnel costs increased in 2007 as a result of overall organizational growth including the operations of Dynavax Europe. Outside services increased in 2007 related to higher professional fees incurred to support SDI programs, various corporate development activities and Dynavax Europe operations.
     We expect general and administrative expenses to increase modestly in 2007 as compared to 2006, resulting from continued organizational growth and expenses incurred to support the advancement of our clinical development programs and corporate development activities.

     Amortization of Intangible Assets
     Intangible assets resulting from our April 2006 acquisition of Dynavax Europe consist primarily of manufacturing process, customer relationships and developed technology. Amortization of intangible assets was $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2007.
     Interest and Other Income, Net
     Interest income is reported net of accretion/amortization on marketable securities, realized gains and losses on investments, and interest expense from the Deerfield financing agreement. Other income includes gains and losses on foreign currency transaction from our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. The following is a summary of our interest and other income, net (in thousands):

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		from 2006 to 2007		September 30,		from 2006 to 2007
	2007	2006	$	%	2007	2006	$	%
Interest and other income, net:
Interest income, net	$308	$651	$(343)	(53%)	$2,355	$2,061	$294	14%
Other income net	145	22	123	559%	151	32	119	372%

Total interest and other income, net	$453	$673	$(220)	(33%)	$2,506	$2,093	$413	20%

     Interest and other income, net was $2.5 million for the nine months ended September 30, 2007 compared to $2.1 million reported for the same period in 2006. The increase was primarily due to approximately $1.0 million of interest earned on the investments held by SDI and the investment of proceeds from our equity offerings in the fourth quarter of 2006, offset by $0.6 million of interest expense incurred from the Deerfield financing agreement executed in July of 2007.
     Amount Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.
     Pursuant to the agreements that we entered into with SDI in April 2006 and in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R , the results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006. We have deducted the losses attributed to the noncontrolling interest from our condensed consolidated statement of operations to the extent that the offsetting amount of the noncontrolling interest in the condensed consolidated balance sheet is zero. For the three and nine months ended September 30, 2007, the loss attributed to the noncontrolling interest was $1.6 million and $6.7 million, respectively, compared to $3.3 million and $5.3 million for the same periods in 2006.
Recent Accounting Pronouncements
     In March 2007, the FASB discussed Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, addressed the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Early adoption of the provision of the consensus is not permitted. Accordingly, we must adopt Issue 07-3 in the first quarter of fiscal 2008 and we are currently evaluating the effect that the adoption will have on our consolidated results of operations and financial condition.
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
     In July 2006, the FASB released the Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.
     We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of September 30, 2007, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2008.
Liquidity and Capital Resources
     As of September 30, 2007, we had $68.7 million in cash, cash equivalents and marketable securities and investments held by SDI. Our funds are currently invested in a variety of securities, including institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.
     We have financed our operations since inception primarily through the sale of shares of our common stock, shares of our convertible preferred stock, and ordinary shares in a subsidiary, which have yielded a total of approximately $222 million in net cash proceeds. Additionally, we have financed our operations through amounts received under collaborative agreements and government grants. We have also financed certain of our research and development activities under our agreements with SDI and Deerfield.
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
     In July 2007, Deerfield Management, a healthcare investment fund and its affiliates, or Deerfield, committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Repayment of a portion of the loan principal for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. If the TOLAMBA program is discontinued, we have no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal will be due in July 2010. A portion of the funding, if utilized, will advance our peanut and cat allergy programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. If all milestones are successfully achieved, Deerfield would receive warrants for the purchase of up to a total of 5.55 million shares of the Company’s common stock during the term of the loan agreement..
     In October 2007, we entered into a global license and development collaboration agreement with Merck & Co, Inc, to jointly develop HEPLISAV. Under the terms of the agreement, Merck receives worldwide exclusive rights to HEPLISAV, will fund future vaccine development, and be responsible for commercialization. Dynavax will receive an initial payment of $31.5 million, and will be eligible to receive up to $105 million in development and sales milestone payments, and double-digit tiered royalties on global sales of HEPLISAV.
     Cash used in operating activities was $50.5 million during the nine months ended September 30, 2007 compared to $19.6 million for the same period in 2006. The increase in cash usage over the prior year was due primarily to the increase in our net loss and the amount attributed to the noncontrolling interest in SDI.
     Cash provided by investing activities was $17.2 million during the nine months ended September 30, 2007 compared to $8.9 million for the same period in 2006. The increase was attributed to the net proceeds from sales and maturities of marketable securities.
     Cash provided by financing activities was $33.7 million during the nine months ended September 30, 2007 compared to $17.8 million for the same period in 2006. Cash provided by financing activities primarily included the proceeds from the purchase of noncontrolling interest by preferred shareholders in Symphony Dynamo, Inc. and from the Deerfield financing agreement.
     We currently anticipate that our cash and marketable securities, investments held by SDI, available funds under our Azimuth equity line of credit, collaboration agreements, and Deerfield financing arrangement will enable us to maintain our operations for at least the next twelve months. Because of the significant time it will take for any of our product candidates to complete clinical trials, achieve regulatory approval and generate significant revenue, we will require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.
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
     Contractual Obligations
     The following summarizes our significant contractual obligations as of September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than 1			More than
Contractual Obligations:	Total	Year	1-3 Years	4-5 Years	5 years
Future minimum payments under our operating lease, excluding payments from the sublease agreement	$13,526	$446	$5,571	$3,999	$3,510
Long-term liability from the Program Option exercised under the SDI collaboration	15,000	—	—	15,000	—
Future commitment fees under our financing agreement with Deerfield	5,310	356	4,954	—	—
Long-term liability from Deerfield financing agreement	3,500	—	3,500	—	—

Total	$37,336	$802	$14,025	$18,999	$3,510

     We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and August 2009, respectively. The Berkeley Lease can be terminated at no cost to us in September 2009 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $25,000 through 2007 and $0.1 million annually thereafter until August 2010. The sublease rental income is offset against rent expense.

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
     As of September 30, 2007, we have drawn down $3.5 million from the Deerfield financing agreement in which the outstanding principal will be due in July 2010.
     During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2007 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2007 and December 31, 2006. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.
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
     We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2007, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $6 million through 2009. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.
     Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. As of September 30, 2007, such fees and milestone payments to the Regents could approximate $1 million in 2008.
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
Off-balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as defined by the SEC and Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position. As described above, SDI is not an off-balance sheet arrangement as it is considered a variable interest entity and included in our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.
     Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.
     Foreign Currency Risk. We have certain investments outside the U.S. to support the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of September 30, 2007 was $0.2 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.
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
     We have experienced significant net losses in each year since our inception. Our accumulated deficit was $215.8 million as of September 30, 2007. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors and are scheduled to terminate in 2009. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.
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
We rely on third parties and our facility in Düsseldorf, Germany to supply materials necessary to manufacture our clinical product candidates for our clinical trials and for fulfilling our manufacturing obligations under our collaboration with Merck. Loss of these suppliers or key employees in Düsseldorf, or failure to timely replace them may delay our clinical trials and research and development efforts and may result in additional costs, delays or significantly higher costs in manufacturing our product candidates or breach of our obligations under our Merck collaboration.
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
     We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV, which is part of our collaboration with Merck & Co., Inc, or Merck. We are obligated to manufacture, on behalf of Merck, HEPLISAV for clinical development and commercial quantities of hepatitis B surface antigen until such time as we can effect the appropriate technology transfer to Merck. Accordingly, we will have to allocate the entire capacity of our Düsseldorf facility to meet our obligations under the Merck collaboration. Moreover, in order to meet our commercial supply obligations to Merck, we expect to have to establish commercial-scale manufacturing capability for HEPLISAV, which will involve increased capital and operating costs and the assumption of risks associated with the construction, validation and operation of a new commercial manufacturing facility as well as the continued operation of our existing facility. There can be no assurance that we can successfully meet our supply obligations to Merck and maintain our internal product candidate timelines and, if we undertake the establishment of a new commercial manufacturing facility, that we can finance the capital costs and ongoing expenses that we would need to undertake until or if HEPLISAV achieves commercial success. There also can be no assurance that the cost of meeting our supply obligation to Merck will be covered by the negotiated supply price.
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
     In October 2007, we entered into a collaborative arrangement with Merck in which we and Merck will further develop and commercialize HEPLISAV. Pursuant to the terms of the collaboration, we are obligated to complete ongoing clinical studies, manufacture and supply on behalf of Merck, and conduct technology transfer with respect to our existing HEPLISAV development program. Although we will be reimbursed for specified development efforts and the delivery of clinical material to Merck in the further development and commercialization of HEPLISAV, Merck controls the development and commercialization plans for the product. There can be no assurance that we will successfully and timely fulfill our obligations under the collaboration, that Merck may not develop or market a potentially competitive product, or that HEPLISAV, even if successfully developed, can achieve commercial success sufficient for us to achieve all of the milestones and royalties contemplated under the collaborative arrangement.
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
     We may introduce certain of our product candidates in various markets outside the United States. Developing, seeking regulatory approval for and marketing our product candidates outside the United States could impose substantial burdens on our resources and divert management’s attention from domestic operations. International operations are subject to risk, including:
•	the difficulty of managing geographically distant operations, including recruiting and retaining qualified employees, locating adequate facilities and establishing useful business support relationships in the local community;

•	compliance with varying international regulatory requirements, laws and treaties;

•	securing international distribution, marketing and sales capabilities;

•	adequate protection of our intellectual property rights;

•	legal uncertainties and potential timing delays associated with tariffs, export licenses and other trade barriers;

•	adverse tax consequences;

•	the fluctuation of conversion rates between foreign currencies and the U.S. dollar; and

•	regional and geopolitical risks.
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
     If we or our collaborators are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against our products, for example, as may arise in the commercialization of HEPLISAV or any similar product candidate in the United States, we or our collaborator could be required to pay substantial damages or be unable to commercialize our product candidates or use our proprietary technologies without a license from such third party. A license may require the payment of substantial fees or royalties, require a grant of a cross-license to our technology or may not be available on acceptable terms, if at all. In addition, we may be required to redesign our technology so it does not infringe a third party’s patents, which may not be possible or could require substantial funds and time. Any of these outcomes could require us to change our business strategy and could materially impact our business and operations.
     One of our potential competitors, Coley, has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, or PTO, that may be asserted against our ISS products. We may need to obtain a license to one or more of these patent claims held by Coley by paying fees or royalties or offering rights to our own proprietary technologies in order to commercialize one or more of our formulations of ISS in the U.S. other than with respect to HEPLISAV. Such a license may not be available to us on acceptable terms, if at all, which could preclude or limit our ability to commercialize our products.
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
     The biopharmaceutical patent environment outside the United States is even more uncertain. We may be particularly affected by this uncertainty since several of our product candidates may initially address market opportunities outside the United States, where we may only be able to obtain limited patent protection.
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
OurTLR9 allergy program, including the development of TOLAMBA, relies on debt funding that is accessible only on the achievement of specified development milestones. We may not be able to achieve the milestones in a timely manner and as a result may not receive or have access to sufficient funding to continue further development of TOLAMBA. Even if we achieve such milestones, we will be obligated to repay up to $30 million in July 2010 and we may not have sufficient funds to pay such amounts upon maturity.
     In July 2007, we entered into a funding arrangement with Deerfield Management, including its Affiliates, Deerfield, to support our further development of our allergy product programs, including TOLAMBA. Our continued access to the funding is dependent upon our successful achievement of specified milestones in a timely manner. There can be no assurance that TOLAMBA will be entered into planned clinical studies or successfully achieve the planned end points, and failure to successfully further develop TOLAMBA according to our current clinical plans may result in the termination of further development efforts. Moreover, even if we achieve the planned clinical results, we will be required to issue an additional warrants to purchase up to 3,000,000 shares of our Common Stock and repay outstanding loans to Deerfield. We may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to repay the loan at maturity. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders.
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
     In April 2006, we granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapeutics to Symphony Dynamo, Inc., or SDI, in consideration for a commitment from Symphony Capital Partners, LP and certain of its affiliates, or Symphony, and its co-investors to provide $50 million of committed capital to advance these programs. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire certain or all of the programs at specified points in time at specified prices during the term of the five-year development period. The development programs under the arrangement are jointly managed by SDI and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise the purchase option prior to its expiration, then our rights in and with respect to the SDI programs will terminate and we will no longer have rights to any of the programs licensed to SDI under the arrangement. In April 2007, we exercised our option for the hepatitis B program. The exercise of this program option triggers a payment obligation of $15 million to Symphony upon the expiration of the SDI collaboration in 2011 if the purchase option for all programs is not exercised.
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
     The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:
•	progress or results of any of our clinical trials or regulatory efforts, in particular any announcements regarding the progress or results of our planned trials;

•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;

•	our ability to raise additional capital to fund our operations;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	our ability to enter into and maintain collaborations;

•	maintenance of our existing exclusive licensing agreements with the Regents of the University of California;

•	changes in government regulations, general economic conditions, industry announcements;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual or anticipated fluctuations in our quarterly financial and operating results; and

•	volume of trading in our common stock
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit Number	Document
10.33†	Loan Agreement, dated July 18, 2007, between Deerfield Private design Fund, L.P., Deerfield Special Situations Fund, L.P, Deerfield Special Situations Fund International Limited and Deerfield Private Design International. L.P., and Dynavax Technologies Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION
Date: November 6, 2007	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2007	By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer (Principal Financial Officer)