Form 10-K
period 2007-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2008-03-17
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2007 as reported on the Nasdaq Global Market, was approximately $161,011,098. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2008, the registrant had outstanding 39,803,907 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our product candidates include: HEPLISAV(tm), a hepatitis B vaccine in Phase 3 partnered with Merck & Co. Inc.; TOLAMBA(tm), a ragweed allergy therapy in Phase 2; a therapy for metastatic colorectal cancer in Phase 1; and a therapy for hepatitis B in Phase 1. Our preclinical asthma and chronic obstructive pulmonary disease (COPD) program is partnered with AstraZeneca AB. The National Institutes of Health (NIH) partially funds our preclinical work on a vaccine for influenza. Symphony Dynamo, Inc. (SDI) funds our colorectal cancer and hepatitis C therapeutic programs. Deerfield Management, a healthcare investment fund, and its affiliates (Deerfield), have committed funding for our allergy programs.

Recent Developments

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

We recently announced that two Investigational New Drug (IND) applications for HEPLISAV have been placed on clinical hold by the U.S. Food and Drug Administration (FDA) due to a serious adverse event (SAE) that occurred in one subject who received HEPLISAV in a Phase 3 study being conducted outside the United States. The subject was preliminarily diagnosed to have Wegener’s granulomatosis, an uncommon disease in which the blood vessels are inflamed. All subjects in this Phase 3 clinical study have received all doses per the study protocol, and will continue to be monitored. Administration of vaccine has been suspended in the only study of HEPLISAV where injections were being administered actively, a fully enrolled Phase 2 study in End Stage Renal Disease (ESRD) subjects being conducted in Canada. A total of approximately 2,500 individuals have been vaccinated with more than 5,000 doses of HEPLISAV in 10 clinical trials spanning approximately seven years. No additional HEPLISAV clinical trials will be initiated until the clinical hold has been resolved. We and Merck & Co., Inc. (Merck), along with additional collaborators, including clinical investigators and leading experts, are investigating the medical history of the individual who experienced the SAE to understand better the onset of this diagnosed disease, including whether it was a pre-existing condition. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development, or that if HEPLISAV continues in development, that the FDA will not require significant limitations impacting the timing and clinical data required to achieve approval.

In October 2007, we entered into a global license and development collaboration agreement with Merck to jointly develop HEPLISAV. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received an initial upfront payment of $31.5 million, and will be eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and double-digit tiered royalties on global sales of HEPLISAV. Under Merck’s oversight, we continue to manage the ongoing Phase 3 study in Canada and Europe as well as other licensure-required studies. The United States Food and Drug Administration Biologics Licensing Application (BLA) and other marketing applications will be the joint responsibility of Merck and Dynavax, and are intended to be submitted by Merck. Also in October 2007, we entered into a manufacturing agreement with Merck. We are responsible for manufacturing the hepatitis B surface antigen component of HEPLISAV for Merck, which is expected to be produced at Dynavax Europe’s Düsseldorf, Germany facility using our proprietary technology developed there and later, at our expanded facility to support expected market demand. This manufacturing obligation is for 10 years from the date of first major market launch of HEPLISAV. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development. Merck may terminate the agreement upon written notice to us, and there can be no assurance that Merck will continue the collaboration regardless of whether or not the clinical hold by the FDA is released.

Allergy Franchise

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

In October 2007, we began dosing of TOLAMBA in subjects as part of an environmental exposure chamber study. Subjects were screened based on a history of ragweed allergy and a positive skin test. Exposure to ragweed allergen in the chamber is being used to select those individuals with confirmed ragweed allergic disease and establish their baseline level of symptoms. Subjects are being treated and will be re-exposed in the chamber to determine the effect of the six-week, six-injection TOLAMBA regimen as compared to placebo. Data from this study are expected in the first half of 2008 and, if positive, we intend to initiate a pivotal field study to support a potential BLA submission.

Peanut and Cat Allergy Therapies

Our peanut and cat allergy programs involve direct linkage of certain allergens to a proprietary TLR9 agonist. This approach is designed to mask the IgE binding sites of the native allergen to ensure safety and to induce an allergen-specific Th1 to Th2 immune shift to reprogram the immune response in allergic patients. Preclinical proof of concept studies have been generated with our peanut allergy approach, which provided protection in a mouse model of peanut induced anaphylaxis. We anticipate that the clinical development path for a disease-modifying peanut and cat allergy therapies to be focused on established challenge studies, in which both patient selection and study timing can be tightly controlled.

In July 2007, Deerfield and its affiliates committed up to $30 million in project financing for a chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs.

Influenza Vaccine

We are developing a universal flu vaccine designed specifically to overcome the limitations of standard seasonal and pandemic vaccines. Our approach combines standard flu vaccine, required for generating neutralizing antibodies against matched strains, with conserved antigens (NP and M2e) conjugated to a proprietary ISS. The ISS component enhances the immune response to standard vaccine, potentially increasing the efficacy and reducing the amount of antigen required. The conserved antigens enable protection against mismatched and pandemic strains, regardless of which strain ultimately causes a pandemic. This is a key differentiator versus other pandemic vaccines, most of which specifically target an individual H5 or H9 strain that may not ultimately acquire the characteristics of a potentially pandemic strain.

In August 2007, we were awarded a two-year $3.25 million grant from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the National Institutes of Health (NIH), to continue development of our universal influenza vaccine. The new grant is directed toward advancing preclinical research into IND-enabling studies and product development.

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

We have also developed formulations for ISS and CICs that may dramatically increase their potency. These advanced formulations can be used in situations where high potency is required to see a desired clinical outcome and can decrease the dosage of ISS or CICs required to achieve therapeutic effect.

Our Primary Development Programs

Our primary development programs are HEPLISAV, Allergy and Influenza.

HEPLISAV: Our Hepatitis B Vaccine Candidate

Current hepatitis B vaccines consist of hepatitis B surface antigen combined with alum as an adjuvant. HEPLISAV is composed of hepatitis B surface antigen combined with 1018 ISS and, unlike conventional three-dose vaccines, appears to require only two vaccinations over one month to achieve protective hepatitis B antibody responses in healthy young adults. In addition, clinical studies have demonstrated that HEPLISAV offers higher levels of immunity in the age 40-70 population, which responds poorly to current vaccines. In October 2007, we entered into a global license and development collaboration agreement with Merck to jointly develop HEPLISAV.

Clinical Status

Our ongoing multi-center Phase 3 pivotal trial known as PHAST (Phase 3 HEPLISAV Short-regimen Trial), which began in Canada in late 2006 and in Germany in June 2007, has been placed on clinical hold by the FDA as a precautionary matter due to a serious adverse event (SAE) that occurred in one subject who received HEPLISAV. The study had enrolled over 2,400 subjects 11 to 55 years of age, and was designed to compare a two-dose regimen of HEPLISAV (administered at 0 and 1 month) to the conventional three-dose regimen of Engerix-B® marketed by GlaxoSmithKline (administered at 0, 1 and 6 months).

In June 2007, we initiated a safety and immunogenicity study in the U.S. Consistent with the PHAST trial, subjects 11 to 55 years of age received a two-dose regimen of HEPLISAV, at 0 and 1 month. This safety study is designed to enable further clinical development in the U.S.

Pending assessment of the SAE in the PHAST trial, we placed on hold an ongoing Phase 2 trial initiated in August 2007 in Canada in patients with ESRD to evaluate the safety and immunogenicity of two different doses of HEPLISAV. The trial had enrolled adults 40 to 70 years of age who have progressive loss of renal function and are either pre-dialysis or hemodialysis patients. This is a difficult-to-immunize patient population for whom conventional hepatitis B vaccines have shown limited efficacy.

Results from Phase 2 and Phase 3 trials showed that HEPLISAV was well tolerated and induced more rapid immunity with fewer vaccinations in both healthy young and older adults than GlaxoSmithKline’s Engerix-B®. We conducted a Phase 2 trial in Canada evaluating the immunogenicity of two doses of HEPLISAV compared to Engerix-B. A total of 99 healthy young adults were enrolled in this study, randomized to our vaccine or Engerix-B. Results showed that HEPLISAV induced a 79% rate of protective hepatitis B antibody response after one dose and protective hepatitis B antibody response in 100% of recipients after the second dose at two months. In contrast, subjects receiving Engerix-B had protective hepatitis B antibody responses after the first and second doses in 12% and 64% of recipients, respectively.

We completed a Phase 3 trial in Singapore, Korea and the Philippines that evaluated the immunogenicity of our vaccine in older subjects (ages 40-70 years) who have a diminished ability to respond to current vaccines. Results showed superiority of HEPLISAV compared to Engerix-B relative to the primary efficacy endpoint of seroprotection (100% seroprotection in the HEPLISAV-vaccinated group compared to 73.1% in the Engerix-B-vaccinated group). Results also showed that subjects vaccinated with HEPLISAV experienced more durable seroprotection. At week 50, the HEPLISAV-vaccinated group retained 100% seroprotection compared to 68.6% for the Engerix-B-vaccinated group. The primary endpoint of the trial was seroprotection following three doses. The safety profile of HEPLISAV was comparable to Engerix-B.

Commercial Opportunity

Hepatitis B is a common chronic infectious disease with an estimated 350 million chronic carriers worldwide. Prevention of hepatitis caused by HBV is central to managing the spread of the disease, particularly in regions of the world with large numbers of chronically infected individuals. While many countries have instituted infant vaccination programs, compliance is not optimal. Moreover, a large number of individuals born prior to the implementation of these programs are unvaccinated and are at risk for the disease. In addition, not all individuals respond to currently approved vaccines. Annual sales of hepatitis B vaccines are approximately $1.0 billion globally.

In October 2007, we entered into a global license and development collaboration agreement with Merck to jointly develop HEPLISAV. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received an initial upfront payment of $31.5 million, and will be eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and double-digit tiered royalties on global sales of HEPLISAV. Under Merck’s supervision, we continue to manage the ongoing Phase 3 study in Canada and Europe as well as other licensure-required studies. The United States Food and Drug Administration Biologics Licensing Application (BLA) and other marketing applications will be the joint responsibility of Merck and Dynavax, and are intended to be submitted by Merck. Also in October 2007, we entered into a manufacturing agreement with Merck. We are responsible for manufacturing the hepatitis B surface antigen component of HEPLISAV for Merck, which is expected to be produced at Dynavax Europe’s Düsseldorf, Germany facility using our proprietary technology developed there and later, at our expanded facility to support expected market demand. This manufacturing obligation is for 10 years from the date of first major market launch of HEPLISAV. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development. Merck may terminate the agreement upon written notice to us, and there can be no assurance that Merck will continue the collaboration regardless of whether or not the clinical hold by the FDA is released.

Allergy Franchise

TOLAMBA for Ragweed Allergy

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

Clinical Status

To date, TOLAMBA has been administered to over 1,100 patients, and has been safe and well-tolerated. A Phase 2 study conducted in 2001-2002 showed 55% reduction (p=0.03) in total nasal symptom scores (TNSS) in the first season which was maintained (p=0.02) in the second season with no additional therapy (NEJM Oct 2006, 355:14). This was a single site study with well-characterized, severe allergic patients. The Phase 2 study conducted in 2004-2005 at 19 centers in the U.S. showed a 21% reduction in symptoms in the first year (p=0.04) which was also maintained in the second year with no additional therapy (p=0.02). However, the largest study of TOLAMBA (the DARTT study), conducted in 2006 in 738 patients at 30 U.S. sites, failed to enroll patients with measurable ragweed-allergic disease; therefore, the effect of the treatment could not be measured and the study did not achieve its primary endpoints. A pre-specified regional analysis demonstrated that sites in the Midwest comprising over half the DARTT study population did include patients with more pronounced ragweed symptoms. In this group, the therapeutic benefit of TOLAMBA in reducing total nasal symptom scores was evident, as reflected in a clinically meaningful reduction of TNSS in the treated patients. The data provided a rationale for continuing to evaluate our TLR9-based approach for treating ragweed and other allergic diseases.

In October 2007, we began dosing of TOLAMBA in subjects as part of an environmental exposure chamber study. Subjects were screened based on a history of ragweed allergy and a positive skin test. Exposure to ragweed allergen in the chamber is being used to select those individuals with confirmed ragweed allergic disease and establish their baseline level of symptoms. Subjects are being treated and will be re-exposed in the chamber to determine the effect of the six-week, six-injection TOLAMBA regimen as compared to placebo. Data from this study are expected in the first half of 2008 and, if positive, we intend to initiate a pivotal field study to support a potential BLA submission.

Commercial Opportunity

Medical management of seasonal allergic rhinitis is a multibillion-dollar global market. In the U.S. alone, approximately 50-60 million people (15-20% of the population) suffer from allergic rhinitis. The market for prescription interventions for allergic rhinitis was $9 billion in 2007. Ragweed is the single most common seasonal allergen, affecting approximately 50% of those with allergic rhinitis, or 30 million Americans. Current treatment of allergic rhinitis includes prescription and over-the-counter (OTC) pharmacotherapies such as antihistamines, corticosteroids, leukotriene antagonists and decongestants. Although currently available pharmacotherapies may provide temporary symptomatic relief, they can be inconvenient to use and can cause side effects. In addition, these pharmacotherapies need to be administered chronically and do not modify the underlying disease state.

Allergy shots, or immunotherapy, are employed to alter the underlying immune mechanisms that cause allergic rhinitis. Conventional immunotherapy is a gradual immunizing process in which pollen extracts are mixed by the allergist and administered to induce increased tolerance to natural allergen exposure. The treatment regimen generally consists of weekly injections over the course of six months to a year, during which the dosing is gradually built up to a therapeutic level so as not to induce a severe allergic reaction. Once a therapeutic dosing level is reached, individuals then receive bi-weekly or monthly injections to build and maintain immunity over another two to four years. A patient typically receives between 60 and 90 injections over the course of treatment. Adverse reactions to conventional allergy immunotherapy are common and can range from minor swelling at the injection site to systemic reactions, and, in extremely rare instances, death. Other major drawbacks from the patients’ perspective include the inconvenience of repeated visits to doctors’ offices for each injection, the time lag between the initiation of the regimen and the reduction of symptoms, and the total number of injections required to achieve a therapeutic effect. Consequently, patient compliance is a significant issue.

We believe that a significant market opportunity exists for TOLAMBA in the treatment of moderate and severe ragweed allergic individuals currently using multiple prescription or OTC medications or undergoing conventional immunotherapy. In addition, the convenience of the six-week regimen and the unique, disease-modifying aspect of this technology present an opportunity to widen usage to a broader patient population.

Peanut and Cat Allergy Therapies

Peanut allergy accounts for the majority of severe food-related allergic reactions. There are no currently available treatments. Cat allergy is one of the most common indoor allergens and a common cause of allergic asthma exacerbations. Current treatment is focused mainly on short-term, symptomatic treatments which offer limited efficacy for patients.

We believe that ISS linked to the major peanut and cat allergens may be able to suppress the Th2 response and reduce or eliminate the allergic reaction without inducing anaphylaxis during the course of therapy. Our anticipated advantage in this area is the potentially increased safety that may be achieved by linking ISS to the allergen. By using ISS to block recognition of the allergen by IgE and therefore prevent subsequent histamine release, we may be able to administer enough of the ISS-linked allergen to safely reprogram the immune response without inducing a dangerous allergic reaction. We believe the resulting creation of memory Th1 cells may provide long-term protection against an allergic response.

Preclinical Status

Peanut Allergy Therapy:  We have developed an initial peanut allergy product candidate that consists of ISS linked to a major peanut allergen. We have demonstrated in mice that peanut allergen linked to ISS induces much higher levels of Th1-induced IgG antibodies and lower levels of IgE than natural peanut allergen. Immunization with our product candidate has been shown to protect peanut allergic animals from anaphylaxis and death following exposure to peanut allergen. In addition, we have demonstrated that ISS-linked peanut allergen has significantly reduced allergic response as measured by in vitro histamine release assays using blood cells from peanut allergic patients.

Cat Allergy Therapy:  We are currently producing a recombinant Fel d 1 protein, the dominant allergen in cat dander. This protein will then be conjugated to ISS and tested in preclinical models for reduced allergenicity, the ability to induce Th1 rather than Th2 responses, and the ability to reduce the symptoms of allergy to Fel d 1.

Commercial Opportunity

Peanut Allergy Therapy:  Approximately 1.5 million people in the U.S. have a potentially life-threatening allergy to peanuts and the incidence is growing rapidly. There are an estimated 100 to 200 deaths from severe peanut allergy in the U.S. each year. Because there are currently no products available that treat peanut allergy, people allergic to peanuts must take extreme avoidance measures, carefully monitoring their exposure to peanuts and peanut by-products. Emergency response following peanut exposure and the onset of allergic symptoms primarily consists of the administration of epinephrine to treat anaphylaxis. Our peanut allergy therapy is designed to allow patients to tolerate exposure to higher levels of peanut products without experiencing severe reactions.

Cat Allergy Therapy:  Cat allergy affects approximately 40% of the allergic rhinitis population in the U.S. and is unique in that patients are often highly motivated to seek therapeutic solutions due to significant quality of life impacts. Current treatment is focused mainly on short-term, symptomatic treatments which offer limited efficacy for patients, with immunotherapy requiring 60-90 injections over 3-5 years, leading to poor compliance and compromised efficacy. A disease-modifying treatment for cat allergy would meet a unique unmet medical need.

Influenza Vaccine

Human viral influenza is an acute respiratory disease of global dimension with high morbidity and mortality in annual epidemics. In the U.S., there are an estimated 30 to 40 thousand viral flu-associated deaths per year. Pandemics occur infrequently, on average every 30 to 40 years, with high rates of infection resulting in increased mortality. The last pandemic occurred in 1968, and virologists anticipate that a new pandemic strain could emerge any time. Current flu vaccines are directed against specific surface antigen proteins. These proteins vary significantly each year, requiring the vaccine to be reformulated and administered annually. Our approach links advanced ISS to conserved flu antigens thereby generating potent antigens that confer immunity against divergent influenza strains. We believe that ISS-linked conserved antigens added to conventional vaccine will not only confer protective immunity against divergent flu strains but will also increase antibody responses to the conventional vaccine due to the potent adjuvant effect of the ISS component.

Preclinical Status

In the fourth quarter of 2006, we announced preclinical data that show our flu vaccine can improve the immunogenicity of conventional flu vaccines. The data from mouse and primate models demonstrated that co-administration of our flu vaccine with conventional vaccine enhances the immune response of the vaccine, allows reduction of vaccine dosage, and provides extra layers of protection that are not strain-dependent. In August 2007, we were awarded a two-year $3.25 million grant from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the National Institutes of Health (NIH), to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Our research focuses on incorporating a second- generation TLR9 agonist and the conserved influenza antigens nucleoprotein (NP) and the extracellular domain of matrix protein 2 (M2e). The new grant is directed toward advancing preclinical research into IND-enabling studies and product development.

Commercial Opportunity

There are over 100M doses of influenza vaccines sold in the US alone every year, generating over $1 billion in sales. The market continues to grow, as immunization rates increase and vaccine is readily available. The Dynavax approach is synergistic with both currently-marketed and development-stage influenza vaccines, including those targeting H5 virus, and has the potential to provide significant near and long-term competitive advantages by providing a highly differentiated vaccine for seasonal influenza and an optimal strategy for developing a vaccine effective against pandemic influenza caused by antigenic shift.

Additional Programs

In addition to our primary development programs, our pipeline includes programs in Cancer, Hepatitis B Therapy, Asthma and Autoimmune Disorders.

Cancer Therapy

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

In December 2006, we initiated a Phase 1 dose escalation clinical trial of our first generation cancer product candidate in combination with a standard chemotherapeutic regimen for metastatic colorectal cancer. In addition, a Phase 2 study has been completed in non-Hodgkin’s lymphoma (NHL) of ISS in combination with Rituxantm (rituximab). In December 2006, we announced preliminary data from this Phase 2 study based on 23 patients with histologically confirmed CD20+, B-cell follicular NHL who had relapsed after at least one prior treatment regimen for lymphoma. This study showed a possible correlation between biomarker response to ISS and clinical outcomes; patients with high biomarker induction had a doubling of response rate and progression free survival versus patients with low biomarker induction. The combination of rituximab and our ISS was well-tolerated, and adverse events were minimal. We previously reported a Phase 1, dose-escalation trial of our ISS in combination with rituximab in 20 patients with NHL in which dose-dependent pharmacological activity was demonstrated without significant toxicity.

We are also pursuing the development of a second generation ISS product candidate offering enhanced potency that could potentially be used for cancer and hepatitis C therapy.

In April 2006, we entered into a series of related agreements with Symphony Capital Partners, LP and certain of its affiliates (Symphony) to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development (Development Programs). The agreements provided for the formation of Symphony Dynamo, Inc. (SDI). Pursuant to the agreements, Symphony invested $50.0 million in SDI to fund the Development Programs, and we licensed to SDI our intellectual property rights related to the Development Programs.

Hepatitis B Therapy

Hepatitis B infection is a major cause of acute and chronic viral hepatitis, with morbidities ranging from asymptomatic infection to liver failure, cancer and death. Currently available therapies for chronic hepatitis B infection include interferon alpha and antiviral drugs. We are developing a potentially novel therapy to treat chronic hepatitis B infection that combines hepatitis B surface antigen and hepatitis B core antigen. Our hepatitis B therapeutic candidate may provide a more effective alternative for the elimination of infection in chronic carriers, in conjunction with existing antiviral therapies. Our immunotherapy is expected to induce a potent immune response against virus-infected cells in the liver and has the potential to eradicate the infection. In March 2007, we initiated a Phase 1 study of this therapy in 20 healthy subjects, to evaluate the safety of the therapy at two dosing schedules.

Asthma

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

Autoimmune Disorders

We have pioneered a new approach to treating autoimmune disease based upon a class of oligonucleotides, named immunoregulatory sequences (IRS), that specifically inhibit the TLR-induced inflammatory response implicated in disease progression. We are exploring development of an IRS-based treatment for autoimmune diseases, including systemic lupus erythematosis (SLE or lupus).

Intellectual Property

Our intellectual property portfolio can be divided into our main technology areas: ISS, vaccines using DNA and IRS. We have entered into exclusive, worldwide license agreements with the Regents of the University of California for technology and related patent rights in these technology areas.

•	ISS technology: We have 83 issued U.S. and foreign patents, 33 pending U.S. patent applications, and 92 pending foreign applications that seek worldwide coverage of compositions and methods using ISS technology. Some of these patents and applications have been exclusively licensed worldwide from the Regents of the University of California. Among others, we hold issued U.S. patents covering 1018 ISS as a composition of matter; the use of ISS alone to treat asthma; and ISS linked to allergens and viral or tumor antigens.

•	Vaccines using DNA: We have 27 issued U.S. and foreign patents and 5 pending U.S. and foreign patent applications covering methods and compositions for vaccines using DNA and methods for their use. We hold an exclusive, worldwide license from the Regents of the University of California for patents and patent applications relating to vaccines using DNA, and we have the right to grant sublicenses to third parties. Effective January 1998, we entered into a cross-licensing agreement with Vical, Inc. that grants each company exclusive, worldwide rights to combine the other firm’s patented technology for DNA immunization with its own for selected indications.

•	IRS including immunoinhibitory sequences: We have 2 issued U.S. and foreign patents and 19 pending U.S. and foreign patent applications to certain compositions and methods using IRS (including immunoinhibitory sequences). Some of these patents and patent applications have been exclusively licensed worldwide from the Regents of the University of California.

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

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical companies and biotechnology companies including Pfizer, Inc., or Pfizer, as well as universities and research institutions, may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned or licensed to us. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to make, use or sell any products. The existence of third-party patent applications and patents could significantly reduce the coverage of the patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies to ours or our licensors. If another party controls patents or patent applications covering our products, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products. We have developed second-generation technology that we believe reduces many of these risks.

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. U.S. Patent Office interference proceedings may be necessary if we and another party both claim to have invented the same subject matter. Pfizer has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, that, if held to be valid, could require us to obtain a license in order to commercialize one or more of our formulations of ISS in the United States. We may not prevail in any of these actions or proceedings and an adverse outcome in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from other parties, or require us to cease using some of our technology.

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

HEPLISAV is composed of hepatitis B surface antigen combined with 1018 ISS. We currently utilize our facility in Düsseldorf, Germany to manufacture Hepatitis B surface antigen. In October 2007, we entered into a global license and development collaboration agreement with Merck to jointly develop HEPLISAV. Under the terms of the agreement, we are responsible for manufacturing the hepatitis B surface antigen component of the vaccine for Merck, which is expected to be produced at Dynavax Europe’s Düsseldorf, Germany facility using our proprietary technology developed there and later, at our expanded facility to support expected market needs.

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

HEPLISAV, if approved and commercialized, will compete directly with existing, three-dose vaccine products produced by GlaxoSmithKline plc (GSK) and Crucell N.V., among others. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in European Union and United States. In addition, HEPLISAV will compete against a number of multivalent vaccines that simultaneously protect against hepatitis B in addition to other diseases.

TOLAMBA, if approved and commercialized, will compete directly with conventional allergy immunotherapy. Conventional allergy immunotherapy products are mixed by allergists and customized for individual patients from commercially available plant material extracts. Because conventional immunotherapies are customized on an individual patient basis, they are not marketed or sold as FDA approved pharmaceutical products. Other companies such as ALK-Abello/Schering-Plough Corporation, Allergy Therapeutics plc, and Cytos Biotechnology are developing enhanced allergy immunotherapeutic products formulated for injection, oral and sublingual delivery. A number of companies, including GSK, Merck, and AstraZeneca, produce pharmaceutical products, such as antihistamines, corticosteroids and anti-leukotriene agents, which manage allergy symptoms. We consider these pharmaceutical products to be indirect competition for TOLAMBA because although they are targeting the same disease, they do not attempt to treat the underlying cause of the disease.

Our universal influenza vaccine, if approved and commercialized, will compete with traditional and emerging influenza vaccines from companies currently marketing these products, including GSK, Novartis, Sanofi-Pasteur, Medimmune/AstraZeneca and CSL. In addition, we are aware of several companies developing potentially competing universal vaccines for influenza, including Acambis, VaxInnate, Merck and Vical.

Our TLR9 agonist therapy for cancer, if approved and commercialized, will compete directly with other TLR9 agonist therapies such as those in development by Pfizer, Inc. and Idera Pharmaceuticals, Inc. In addition, our cancer therapy may compete directly or indirectly with cytotoxic therapies and biologics in development from other parties, including but not limited to Amgen, Bristol-Myers Squibb, Genentech,

Schering-Plough Corporation, and Pfizer, Inc. Standards of care can evolve rapidly in oncology and our ability to develop our therapies to be compatible with evolving standards of care will be critical.

Our hepatitis B therapy, if developed, approved and commercialized, may compete directly with existing hepatitis B therapeutic products (including antiviral drugs and interferon alpha) manufactured by Roche Group, Schering-Plough Corporation, Gilead Sciences, Inc., GSK and other companies.

Our ISS asthma product candidate would indirectly compete with existing asthma therapies, including corticosteroids, leukotriene inhibitors and IgE monoclonal antibodies, including those produced by Novartis, AstraZeneca, Schering-Plough Corporation and GSK. We consider these existing therapies to be indirect competition because they only attempt to address the symptoms of the disease and, unlike our product candidate, do not attempt to address the underlying cause of the disease. We are also aware of a preclinical inhaled product, which may target the underlying cause of asthma, rather than just the symptoms, which is being developed by Sanofi-Aventis under a collaboration agreement with Pfizer. This product, if approved and commercialized, may compete directly with our asthma product candidate.

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

Outside the U.S., our ability to market a product is contingent upon receiving marketing authorization and pricing or reimbursement approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country.

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

Employees

As of December 31, 2007, we had 173 full-time employees, including 26 Ph.D.s, 3 M.D.s and 23 others with advanced degrees. Of the 173 employees, 131 were dedicated to research and development activities. None of our employees is subject to a collective bargaining agreement, and we believe our relations with our employees are good.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $227.9 million as of December 31, 2007. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors and are scheduled to terminate in 2009. We anticipate that we will incur substantial additional net losses for the foreseeable future as a result of our investment in research and development activities.

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

We will need to demonstrate in clinical trials that a product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. If we identify any safety issues associated with our product candidates, we may be restricted from initiating further trials for those products. Moreover, we may not see sufficient signs of efficacy in those studies. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval. For example, we recently announced a clinical hold by the FDA on two Investigational New Drug (IND) applications for HEPLISAV due to a serious adverse event (SAE) in a Phase 3 study. Pending further investigation and resolution satisfactory to the FDA and foreign regulatory authorities, there can be no assurance that HEPLISAV can be further developed, or even if further development is permitted, that successful clinical development can occur in a timely manner or without significant additional studies or patient data.

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

In October 2007, we entered into a collaborative arrangement with Merck in which we and Merck will further develop and commercialize HEPLISAV. Pursuant to the terms of the collaboration, we are obligated to complete ongoing clinical studies, manufacture and supply on behalf of Merck, and conduct technology transfer with respect to our existing HEPLISAV development program. Although we will be reimbursed for specified development efforts and the delivery of clinical material to Merck in the further development and commercialization of HEPLISAV, Merck controls the development and commercialization plans and timelines for the product. We recently announced that two IND applications for HEPLISAV have been placed on clinical hold by the FDA due to a SAE. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development. Merck may terminate the arrangement upon written notice to us, and there can be no assurance that Merck will continue the collaboration regardless of whether or not the clinical hold by the FDA is released. Moreover, even if the collaboration continues, we may not successfully and timely fulfill our obligations under the collaboration, Merck may develop or market a potentially competitive product, or HEPLISAV, even if successfully developed, may not achieve commercial success sufficient for us to achieve all of the milestones and royalties contemplated under the collaborative arrangement.

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

One of our potential competitors, Pfizer, has issued U.S. patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office, or PTO, that may be asserted against our ISS products. We may need to obtain a license to one or more of these patent claims held by Pfizer by paying fees or royalties or offering rights to our own proprietary technologies in order to commercialize one or more of our formulations of ISS in the U.S. other than with respect to HEPLISAV. Such a license may not be available to us on acceptable terms, if at all, which could preclude or limit our ability to commercialize our products.

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

Our TLR9 allergy program, including the development of TOLAMBA, relies on debt funding that is accessible only on the achievement of specified development milestones. We may not be able to achieve the milestones in a timely manner and as a result may not receive or have access to sufficient funding to continue further development of TOLAMBA. Even if we achieve such milestones, we will be obligated to repay up to $30 million in July 2010 and we may not have sufficient funds to pay such amounts upon maturity.

In July 2007, we entered into a funding arrangement with Deerfield management, or Deerfield, to support our further development of our allergy product programs, including TOLAMBA. Our continued access to the funding is dependent upon our successful achievement of specified milestones in a timely manner. There can be no assurance that TOLAMBA will be entered into planned clinical studies or successfully achieve the planned end points, and failure to successfully further develop TOLAMBA according to our current clinical plans may result in the termination of further development efforts. Moreover, even if we achieve the planned clinical results, we will be required to issue additional warrants to purchase up to 2,000,000 shares of our Common Stock and repay outstanding loans to the Deerfield. We may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to repay the loan at maturity. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders.

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

In April 2006, we granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapeutics (Development Programs) to Symphony Dynamo, Inc. (SDI) in consideration for a commitment from Symphony Capital Partners, LP and certain of its affiliates (Symphony) to provide $50.0 million of capital to advance the Development Programs. As part of the arrangement, we received an exclusive purchase option (Purchase Option) to acquire all of the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices ranging from $74.7 to $144.1 million. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15.0 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs not purchased through the exercise of the Purchase Option will remain with SDI.

We and SDI jointly manage the Development Programs and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our Purchase Option. If we do not exercise the Purchase Option prior to its expiration, then our rights in and with respect to the Development Programs will terminate and we will no longer have rights to any of the programs licensed to SDI under the arrangement.

If we elect to exercise the Purchase Option, we will be required to make a substantial payment of at least $74.7 million, increasing thereafter quarterly, which at our discretion may be paid partially in shares of our common stock. As a result, in order to exercise the Purchase Option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the Purchase Option and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to exercise the Purchase Option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders.

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

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements may increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent auditors are unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 67,000 square feet of laboratory and office space in Berkeley, California (the Berkeley Lease) under agreements expiring in September 2014, of which approximately 3,000 square feet is subleased through August 2010. The Berkeley Lease can be terminated at no cost to us in September 2009 but otherwise extends automatically until September 2014. We also lease approximately 5,600 square meters of laboratory and office space in Düsseldorf, Germany (the Düsseldorf Lease) under lease agreements expiring in March 2023.

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

	Common Stock
	Price
	High	Low

2007
First Quarter	$9.24	$4.56
Second Quarter	$5.81	$3.98
Third Quarter	$5.19	$3.60
Fourth Quarter	$5.80	$4.17
2006
First Quarter	$6.60	$4.07
Second Quarter	$6.20	$4.12
Third Quarter	$4.69	$3.62
Fourth Quarter	$10.66	$4.21

As of February 29, 2008, there were approximately 104 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

Dividends

We do not pay any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds from Sales of Registered Securities

On December 27, 2007, pursuant to agreements with Deerfield we issued to Deerfield Management and their affiliates warrants to purchase 1,000,000 shares of our common stock at a price of $5.65 per share, representing a 20% premium over the applicable 15-day trading range average of $4.71 per share. We filed a registration statement on Form S-3 (File No. 333-149117) on February 8, 2008 with the Securities and Exchange Commission with respect to the shares subject to purchase upon exercise of the warrants issued to Deerfield Management and their affiliates. We anticipate filing the related prospectus supplement by April 2008.

On October 18, 2007, pursuant to agreements with Deerfield we issued to Deerfield Management and their affiliates warrants to purchase 1,300,000 shares of our common stock at a price of $5.75 per share, representing a 20% premium over the applicable 15-day trading range average of $4.79 per share. We filed a registration statement on Form S-3 (File No. 333-147455) on November 16, 2007, as amended on November 30, 2007 with the Securities and Exchange Commission and the related prospectus supplement dated December 5, 2007 with respect to the shares subject to purchase upon exercise of the warrants issued to Deerfield Management and their affiliates.

On July 18, 2007, pursuant to agreements with Deerfield we issued to Deerfield Management and their affiliates warrants to purchase 1,250,000 shares of our common stock at a price of $5.13 per share, representing a 20% premium over the applicable 15-day trading range average of $4.36 per share. We filed a registration statement on Form S-3 (File No. 333-145836) on August 31, 2007 with the Securities and

Exchange Commission and the related prospectus supplement dated September 14, 2007 with respect to the shares subject to purchase upon exercise of the warrants issued to Deerfield Management and their affiliates.

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

On April 18, 2006, pursuant to agreements with Symphony Capital Partners, LP, we issued to Symphony Dynamo Holdings LLC a five-year warrant to purchase 2,000,000 shares of our common stock at a price of $7.32 per share, representing a 25% premium over the applicable 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share under certain circumstances. We filed a registration statement on Form S-3 (File No. 333-134688) on June 1, 2006 covering the resale of share of common stock subject to purchase pursuant to the warrants, and the warrants were issued pursuant to Rule 506 promulgated under Regulation D.

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

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2007, 2006 and 2005 and the Consolidated Balance Sheets Data as of December 31, 2007 and 2006 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2004 and 2003 and the Consolidated Balance Sheets Data as of December 31, 2005, 2004 and 2003 are derived from Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Years Ended December 31,
	2007(1)	2006(1)	2005	2004	2003
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Total revenues	$14,093	$4,847	$14,655	$14,812	$826
Operating expenses:
Research and development(3)	65,888	50,116	27,887	23,129	13,786
General and administrative	18,293	14,836	9,258	8,543	4,804
Acquired in-process research and development(2)	—	4,180	—	—	—
Amortization of intangible assets	1,004	698	—	—	—

Total operating expenses	85,185	69,830	37,145	31,672	18,590

Loss from operations	(71,092)	(64,983)	(22,490)	(16,860)	(17,764)
Interest and other income, net	4,165	3,287	2,125	919	412
Interest expense	(1,719)	(99)	(190)	(30)	—
Deemed dividend	—	—	—	—	(633)

Loss including noncontrolling interest in Symphony Dynamo, Inc.	$(68,646)	$(61,795)	$(20,555)	$(15,971)	$(17,985)

Amount attributed to noncontrolling interest in Symphony Dynamo, Inc.	8,675	9,743	—	—	—

Net loss	$(59,971)	$(52,052)	$(20,555)	$(15,971)	$(17,985)

Basic and diluted net loss per share	$(1.51)	$(1.61)	$(0.79)	$(0.75)	$(10.04)

Shares used in computing basic and diluted net loss per share	39,746	32,339	25,914	21,187	1,791

(1)	Our net loss for the years ended December 31, 2007 and December 31, 2006 includes approximately $3.5 million and $3.2 million, respectively, in stock-based compensation expense for our employee stock option and employee stock purchase plans that we recorded as a result of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Compensation.”

(2)	Represents acquired in-process research and development. The amount for 2006 relates to the Rhein Biotech GmbH acquisition. For description of these charges, see Note 6 to the Consolidated Financial Statements.

(3)	Research and development expenses for the year ended December 31, 2007 include an impairment charge of approximately $0.4 million for certain intangible assets and related inventory. For a description of these charges, see Note 6 to the Consolidated Financial Statements.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$56,617	$72,831	$75,110	$65,844	$29,097
Investments held by Symphony Dynamo, Inc.	31,631	13,363	—	—	—
Working capital	82,035	75,985	71,941	64,017	26,340
Total assets	120,449	102,890	80,093	73,646	31,585
Noncontrolling interest in Symphony Dynamo, Inc.	8,341	2,016	—	—	—
Minority interest in Dynavax Asia	—	—	—	—	14,733
Convertible preferred stock	—	—	—	—	83,635
Accumulated deficit	(227,914)	(167,943)	(115,891)	(95,336)	(79,365)
Total stockholders’ equity (net capital deficiency)	30,790	77,056	74,363	59,876	(71,932)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our product candidates include: HEPLISAVtm, a hepatitis B vaccine in Phase 3 partnered with Merck & Co., Inc.; TOLAMBAtm, a ragweed allergy therapy in Phase 2; a therapy for metastatic colorectal cancer in Phase 1; and a therapy for hepatitis B in Phase 1. Our preclinical asthma and chronic obstructive pulmonary disease (COPD) program is partnered with AstraZeneca AB. The National Institutes of Health (NIH) partially funds our preclinical work on a vaccine for influenza. Symphony Dynamo, Inc. (SDI) funds our colorectal cancer and hepatitis C therapeutic programs. Deerfield Management, a healthcare investment fund, and its affiliates (Deerfield), have committed funding for our allergy programs.

Recent Developments

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

We recently announced that two Investigational New Drug (IND) applications for HEPLISAV have been placed on clinical hold by the U.S. Food and Drug Administration (FDA) due to a serious adverse event (SAE) that occurred in one subject who received HEPLISAV in a Phase 3 study being conducted outside the United States. The subject was preliminarily diagnosed to have Wegener’s granulomatosis, an uncommon disease in which the blood vessels are inflamed. All subjects in this Phase 3 clinical study have received all doses per the study protocol, and will continue to be monitored. Administration of vaccine has been suspended in the only study of HEPLISAV where injections were being administered actively, a fully enrolled Phase 2 study in End Stage Renal Disease (ESRD) subjects being conducted in Canada. A total of approximately 2,500 individuals have been vaccinated with more than 5,000 doses of HEPLISAV in 10 clinical trials spanning approximately seven years. No additional HEPLISAV clinical trials will be initiated until the clinical hold has been resolved. We and Merck & Co., Inc. (Merck), along with additional collaborators, including clinical investigators and leading experts, are investigating the medical history of the individual who experienced the SAE to understand better the onset of this diagnosed disease, including whether it was a pre-existing condition. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development, or that if HEPLISAV continues in development, that the FDA will not require significant limitations impacting the timing and clinical data required to achieve approval.

In October 2007, we entered into a global license and development collaboration agreement with Merck to jointly develop HEPLISAV. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received an initial upfront payment of $31.5 million, and will be eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and double-digit tiered royalties on global sales of HEPLISAV. Under Merck’s supervision, we continue to manage the ongoing Phase 3 study in Canada and Europe as well as other licensure-required studies. The United States Food and Drug Administration Biologics Licensing Application (BLA) and other marketing applications will be the joint responsibility of Merck and Dynavax, and are intended to be submitted by Merck. Also in October 2007, we entered into a manufacturing agreement with Merck. We are responsible for manufacturing the hepatitis B surface antigen component of HEPLISAV for Merck, which is expected to be produced at Dynavax Europe’s Düsseldorf, Germany facility using our proprietary technology developed there and later, at our expanded facility to support expected market demand. This manufacturing obligation is for 10 years from the date of first major market launch of HEPLISAV. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development. Merck may terminate the agreement upon written notice to us, and there can be no assurance that Merck will continue the collaboration regardless of whether or not the clinical hold by the FDA is released.

Allergy Franchise

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

In October 2007, we began dosing of TOLAMBA in subjects as part of an environmental exposure chamber study. Subjects were screened based on a history of ragweed allergy and a positive skin test. Exposure to ragweed allergen in the chamber is being used to select those individuals with confirmed ragweed allergic disease and establish their baseline level of symptoms. Subjects are being treated and will be re-exposed in the chamber to determine the effect of the six-week, six-injection TOLAMBA regimen as compared to placebo. Data from this study are expected in the first half of 2008 and, if positive, we intend to initiate a pivotal field study to support a potential BLA submission.

Peanut and Cat Allergy Therapies

Our peanut and cat allergy programs involve direct linkage of certain allergens to a proprietary TLR9 agonist. This approach is designed to mask the IgE binding sites of the native allergen to ensure safety and to induce an allergen-specific Th1 to Th2 immune shift to reprogram the immune response in allergic patients. Preclinical proof of concept studies have been generated with our peanut allergy approach, which provided protection in a mouse model of peanut induced anaphylaxis. We anticipate that the clinical development path for a disease-modifying peanut and cat allergy therapies to be focused on established challenge studies, in which both patient selection and study timing can be tightly controlled.

In July 2007, Deerfield committed up to $30 million in project financing for a chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs.

Influenza Vaccine

We are developing a universal flu vaccine designed specifically to overcome the limitations of standard seasonal and pandemic vaccines. Our approach combines standard flu vaccine, required for generating neutralizing antibodies against matched strains, with conserved antigens (NP and M2e) conjugated to a proprietary ISS. The ISS component enhances the immune response to standard vaccine, potentially increasing the efficacy and reducing the amount of antigen required. The conserved antigens enable protection against mismatched and pandemic strains, regardless of which strain ultimately causes a pandemic. This is a key differentiator versus other pandemic vaccines, most of which specifically target an individual H5 or H9 strain that may not ultimately acquire the characteristics of a potentially pandemic strain.

In August 2007, we were awarded a two-year $3.25 million grant from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the National Institutes of Health (NIH), to continue development of our universal influenza vaccine. The new grant is directed toward advancing preclinical research into IND-enabling studies and product development.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, investments, asset impairment, the estimated useful life of assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to the consolidated financial statements, we believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our revenues derive from collaborative agreements as well as grants. Collaborative agreements may include upfront license payments, cost reimbursement for the performance of research and development, milestone payments, contract manufacturing services, and royalty fees. In accordance with SAB 104, we recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Our revenue arrangements that contain multiple elements are evaluated under the provisions of EITF 00-21. The different elements of the revenue arrangement are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from non-refundable upfront license fees and other payments under collaboration agreements where we have continuing performance obligations is deferred and recognized as performance occurs. Revenue is recognized on a ratable basis, unless we determine that another methodology is more appropriate, through the date at which our performance obligations are completed. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

Revenue from milestones that are contingent upon the achievement of substantive at-risk performance criteria is recognized in full upon achievement of those milestone events in accordance with the terms of the agreement and assuming all other revenue recognition criteria have been met. All revenue recognized to date under our collaborative agreements has been nonrefundable.

Revenues from the manufacturing and sale of vaccine and other materials are recognized upon meeting the criteria for substantial performance and acceptance by the customer.

Revenue from royalty payments is contingent on future sales activities by our licensees. As a result, we recognize royalty revenue when reported by our licensees and when collection is reasonably assured.

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

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services, and non-cash stock-based compensation. Research and development costs are expensed as incurred. For agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities entered into prior to January 1, 2008, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables. Agreements entered into after January 1, 2008 will be evaluated under the provisions of EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” which will require the Company to defer and capitalize costs related to non-refundable advance payments for good or services to be received in the future for use in research and development activity. The capitalized amounts will be expensed as the related goods are delivered or services are performed. We do not expect this pronouncement to have a material effect on our consolidated financial statement.

Our accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial or similar conditions. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects, if any, of stock-based compensation expense pursuant to FAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R.

As a result of the adoption of FAS 123R, we reduced our deferred stock compensation balance and additional paid in capital by $2.5 million as of January 1, 2006. As of December 31, 2007, the total unrecognized compensation cost related to unvested options granted amounted to $6.8 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.6 years.

Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment and estimates. The fair value of each option is amortized on a straight-line basis over the option’s vesting period, assuming an annual forfeiture rate of 11%, and is estimated on the date of grant using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions, including the expected forfeiture rate, expected life of the option and expected stock price volatility. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, were grouped and considered separately for valuation purposes, which resulted in an expected life of 5 years. Non-executive level employees were found to have historical option exercise and termination behavior that resulted in an expected life of 4 years. Expected volatility is based on historical volatility of our stock and comparable peer data over the life of the options granted to executive and non-executive level employees.

Acquired In-process Research and Development

We allocate the purchase price of acquisitions based on the estimated fair value of the assets acquired and liabilities assumed. To determine the value of the acquired in-process research and development associated with the Rhein Biotech GmbH transaction, we used the income approach and the cost approach. The income approach is based on the premise that the value of an asset is the present value of the future earning capacity that is available for distribution to the investors in the asset. We performed a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. Given the high risk associated with the development of new drugs, we adjust the revenue and expense forecasts to reflect the probability and risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the estimated fair value assigned to the in-process research and development is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

Goodwill and Other Intangible Assets

Goodwill amounts are recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the purchase method of accounting. The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. The Company operates in one segment and we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

Impairment of Long-lived Assets

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

Consolidation of Variable Interest Entities

In April 2006, we entered into a series of related agreements with Symphony Capital Partners, LP and certain of its affiliates (Symphony) to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development (Development Programs). The material agreements included:

•	the Amended and Restated Limited Liability Corporation Agreement of Symphony Dynamo Holdings LLC (LLC Agreement);

•	the Funding Agreement by and among Dynavax Technologies Corporation, Symphony Capital Partners LP, Symphony Dynamo Holdings LLC, and Symphony Dynamo Investors LLC (Funding Agreement);

•	the Amended and Restated Research and Development Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc. (R&D Agreement);

•	the Novated and Restated Technology License Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc. (License Agreement);

•	the Purchase Option Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc. (Purchase Option Agreement);

•	the Registration Rights Agreement between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC (Registration Rights Agreement); and

•	the Warrant Purchase Agreement between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC (Warrant Agreement).

The LLC Agreement provided for the formation of Symphony Dynamo Holdings LLC (Holdings) and its wholly-owned subsidiary SDI. Pursuant to the Funding Agreement, Symphony invested $50.0 million in Holdings ($20.0 million at closing and an additional $30.0 million in April 2007), which was invested into SDI to fund the Development Programs. Pursuant to the License Agreement, we licensed to Holdings our intellectual property rights related to the Development Programs, which were assigned to SDI. Pursuant to the R&D Agreement, which was also assigned to SDI, we are primarily responsible for performing the work required to proceed with the Development Programs unless we determine that certain work should be undertaken by third party contractors retained by SDI. As a result of these agreements, Symphony owns 100% of the equity of Holdings, which owns 100% of the equity of SDI.

Pursuant to the Warrant Agreement, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $7.32 per share, which Holdings distributed to Symphony. The warrant, issued upon closing, was assigned a value of $5.6 million using the Black-Scholes valuation model. In consideration for the warrant, we received an exclusive purchase option (Purchase Option) to acquire all of the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices that range from $74.7 million at the end of the second year of the arrangement, increasing quarterly up to $144.1 million at the fifth anniversary. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15.0 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs not purchased through the exercise of the Purchase Option will remain with SDI.

SDI is governed by a separate board of directors, which is comprised of 5 members. Our CEO serves as a board member and we have the right to approve the two independent directors serving on the board. Additionally, our Vice President of Clinical Development serves as the chairman of the SDI joint development committee, which is responsible for overseeing and monitoring the Development Programs for which we have been contracted to perform services.

Under FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities,” a variable interest entity (VIE) is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. FIN 46R requires a VIE to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of FIN 46R to a given arrangement requires significant management judgment.

We have consolidated the financial position and results of operations of SDI in accordance with FIN 46R. We have not consolidated Holdings because we believe our variable interest, the Purchase Option, is on the stock of SDI. We believe SDI is a VIE because we have the Purchase Option to acquire its outstanding voting stock at prices that were fixed upon entry into the arrangement, with the specific price based upon the date the option is exercised. The fixed nature of the Purchase Option price limits Symphony’s returns, as the investor in SDI.

FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony is considered to be a de facto agent of the Company pursuant to this provision, and because we and Symphony as a related party group absorb a majority of SDI’s variability, we evaluated whether, pursuant to FIN 46R’s requirements, we are most closely associated with SDI. We concluded that we are most closely associated with SDI and should consolidate SDI because (1) we originally developed the technology that was assigned to SDI, (2) we will continue to oversee and monitor the Development Programs, (3) our employees will continue to perform substantially all of the development work, (4) we significantly influenced the design of the responsibilities and management structure of SDI, (5) SDI’s operations are substantially similar to our activities, and (6) through the Purchase Option, we have the ability to participate in the benefits of a successful development effort.

Symphony will be required to absorb the development risk for its equity investment in SDI. Pursuant to FIN 46R’s requirements, Symphony’s equity investment in SDI is classified as noncontrolling interest in the consolidated balance sheet. The noncontrolling interest held by Symphony has been reduced by the $5.6 million fair value of the warrants it received and $2.6 million of fees we immediately paid to Symphony upon the transaction’s closing because the total consideration provided by us to Symphony effectively reduces Symphony’s at-risk equity investment in SDI. While we perform the research and development on behalf of SDI, our development risk is limited to the consideration we provided to Symphony (the warrants and fees). We exercised the Program Option in April 2007, which resulted in the recognition of a $15.0 million liability to Symphony. The noncontrolling interest was further reduced for this obligation as it will be paid to Symphony at the expiration of the SDI collaboration in 2011 if we do not exercise the Purchase Option, or will be included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI are charged to the noncontrolling interest until that balance has been reduced to zero, at which point our net loss will be increased for the losses incurred by SDI subsequent to that date. At December 31, 2007, the noncontrolling interest balance was $8.3 million, which we currently expect to be exhausted by the end of 2008. As of December 31, 2007, the investments held by SDI were $31.6 million, which we expect will be spent on the Development Programs through the term of the collaboration in 2011.

If we do not exercise the Purchase Option, we would remain obligated to pay Symphony $15.0 million for the Program Option, which we have reflected as a liability at December 31, 2007. Furthermore, if the Purchase Option expires unexercised, we would then be required to deconsolidate SDI. That potential deconsolidation would not be expected to impact our earnings because the carrying value of the net assets of SDI would be expected to be zero.

In contrast, if we exercise the Purchase Option, we will gain control of SDI. As such, we would expect to record the exercise of the Purchase Option as a return to the noncontrolling interest. We do not expect to recognize an asset for the Purchase Option payment to be made to Symphony. Instead, the payment is expected to be accounted for as a capital transaction that would not affect our net income or loss. However, because the exercise of the Purchase Option will be accounted for as a capital transaction, it will be treated as a deemed dividend for purposes of reporting earnings per share, increasing loss per share or decreasing income per share, as the case may be, in the period we exercise the Purchase Option. If the Development Programs are successful and the resources are available, we currently expect to exercise the Purchase Option.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, grants, services and license fees. Collaboration revenue includes revenue recognized under our collaboration agreements. Grant revenue includes amounts earned under government and private agency grants. Services and license fees include research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues for the years ended December 31, 2007, 2006 and 2005 (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Years Ended December 31,			2006 to 2007		2005 to 2006
Revenues:	2007	2006	2005	$	%	$	%

Collaboration revenue	$9,315	$1,557	$12,199	$7,758	498%	$(10,642)	(87)%
Grant revenue	3,046	1,549	2,456	1,497	97%	(907)	(37)%
Services and license revenue	1,732	1,741	—	(9)	(1)%	1,741	—

Total revenues	$14,093	$4,847	$14,655	$9,246	191%	$(9,808)	(67)%

Total revenues for the year ended December 31, 2007 increased by $9.2 million, or 191%, over the same period in 2006 primarily due to an increase in revenue recognized from our collaboration arrangements with Merck and AstraZeneca, which we entered into in October 2007 and September 2006, respectively. Grant revenue for the year ended December 31, 2007 included an increase of $0.6 million associated with our National Institutes of Health (NIH) awards, following the resolution of a vendor restriction. In addition, the Company was awarded a two-year $3.25 million grant in August 2007 from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the NIH, to continue development of a novel universal influenza vaccine. The Company recognized approximately $0.5 million for the year ended December 31, 2007 relating to this grant. Services and license revenue of $1.7 million was derived primarily from R&D services provided to customers of Dynavax Europe.

Collaboration revenue for the year ended December 31, 2006 decreased by $10.6 million, or 87%, over the same period in 2005. Collaboration revenue for the year ended December 31, 2005 included an acceleration of revenue recognition of $7.0 million resulting from the termination of our collaboration with UCB in March 2005. Grant revenue for the year ended December 31, 2006 decreased by $0.9 million, or 37%. Grant revenue for the year ended December 31, 2005 included $0.5 million associated with an adjustment to the final approved indirect cost rate utilized for our NIH awards.

We anticipate that our revenues will increase significantly in 2008 as compared to 2007 due primarily to our collaboration with Merck. Depending upon the resolution of the HEPLISAV clinical hold by the FDA, there could be an impact on the timing of the Merck-related revenues, including the recognition of the upfront payment and future development cost reimbursement.

Research and Development

Research and development expenses consist of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs; impairment and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing our product candidates. We expense our research and development costs as they are incurred.

The following is a summary of our research and development expense (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Years Ended December 31,			2006 to 2007		2005 to 2006
Research and Development:	2007	2006	2005	$	%	$	%

Compensation and related personnel costs	$19,170	$13,006	$8,563	$6,164	47%	$4,443	52%
Outside services	38,726	31,042	15,084	7,684	25%	15,958	106%
Facility costs	6,414	4,988	3,673	1,426	29%	1,315	36%
Impairment	444	—	—	444	100%	—	—
Non-cash stock-based compensation	1,134	1,080	567	54	5%	513	90%

Total research and development	$65,888	$50,116	$27,887	$15,772	31%	$22,229	80%

Research and development expenses for the year ended December 31, 2007 increased by $15.8 million, or 31%, over the same period in 2006. The increase from fiscal 2006 was primarily due to outside services which included a non-recurring $5 million payment in June 2007 for a non-exclusive license to certain patents and patent applications for the purpose of commercializing HEPLISAV. The remaining growth in outside services was due to increased clinical trial costs related to our product candidates HEPLISAV and TOLAMBA and expenses incurred to support SDI programs and Dynavax Europe operations. Compensation and related personnel costs increased in 2007 due to continued organizational growth to further develop our clinical candidates and the impact of a full year of operations from Dynavax Europe. Facility costs increased primarily due to rent expense for Dynavax Europe and higher operating costs in the U.S.

Research and development expenses for 2007 also included approximately $0.4 million of impairment charges related to the Supervax program. In 2006, we acquired the Supervax hepatitis B vaccine manufactured by Dynavax Europe. Supervax was launched in Argentina in December 2006 and was approved for marketing and sales through a third party distributor. We recorded immaterial revenues and expenses related to the manufacture and sale of formulated bulk vaccine in 2006 to the third party distributor. During the fourth quarter of 2007, we were notified that the distributor was unable to meet its annual commitment to order additional bulk vaccine due to its inability to sell all of the previously purchased Supervax product in the Argentine market. The underperformance of the Supervax program relative to originally expected future sales caused us to discontinue our marketing efforts of Supervax in territories outside of Argentina. As a result, we determined that estimated future cash flows from sales of Supervax were significantly less than the projection established at the time of acquisition, and we considered this an indicator of impairment. As of November 2007, we performed our impairment test of long-lived assets. Based on our analysis, the fair value of the acquired intangible asset (developed technology) and inventory associated with the Supervax program was estimated to be zero; therefore, we recorded a permanent write down of these assets in accordance with SFAS No. 144.

Research and development expenses for the year ended December 31, 2006 increased by $22.2 million, or 80%, from the same period in 2005. The increase from fiscal year 2005 was primarily due to increased clinical trial and clinical material manufacturing costs for our product candidates TOLAMBA and HEPLISAV, as well as expenses incurred to support the SDI programs and Dynavax Europe operations. Outside services during the period also included approximately $0.1 million of costs associated with the manufacture of Supervax formulated bulk vaccine. Compensation and related personnel costs increased in 2006 due to continued organizational growth to further develop our clinical candidates and the acquisition of Dynavax Europe. Facility costs increased primarily due to rent expense for Dynavax Europe. In addition, we incurred higher stock-based compensation charges resulting from our adoption of FAS 123R effective January 1, 2006.

We anticipate that our research and development expenses will increase significantly in 2008 as compared to 2007, primarily in connection with the advancement of HEPLISAV, TOLAMBA and other programs.

General and Administrative

General and administrative expenses consist primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses, net of patent cost recoveries; allocated facility costs; and

non-cash stock-based compensation. The following is a summary of our general and administrative expense (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Years Ended December 31,			2006 to 2007		2005 to 2006
General and Administrative:	2007	2006	2005	$	%	$	%

Compensation and related personnel costs	$7,101	$6,264	$4,426	$837	13%	$1,838	42%
Outside services	5,248	4,008	2,372	1,240	31%	1,636	69%
Legal costs	2,951	1,727	1,117	1,224	71%	610	55%
Facility costs	610	591	510	19	3%	81	16%
Other	—	43	—	(43)	(100)%	43	—
Non-cash stock-based compensation	2,383	2,203	833	180	8%	1,370	164%

Total general and administrative	$18,293	$14,836	$9,258	$3,457	23%	$5,578	60%

General and administrative expenses for the year ended December 31, 2007 increased by $3.5 million, or 23%, over the same period in 2006. The increase primarily reflects additional legal costs associated with patent activities. Compensation and related personnel costs increased in 2007 as a result of overall organizational growth including the operations of Dynavax Europe. Outside services increased in 2007 related to higher professional fees incurred to support various corporate development activities, SDI programs and Dynavax Europe operations.

General and administrative expenses for the year ended December 31, 2006 increased by $5.6 million, or 60%, over the same period in 2005. The increase from fiscal 2005 primarily reflects additional compensation and related personnel costs associated with overall organizational growth, including the impact of Dynavax Europe. Outside services and legal costs increased in 2006 related to higher accounting fees, consulting fees incurred in conjunction with various corporate development activities, and expenses incurred to support SDI programs and Dynavax Europe operations. In addition, we incurred higher stock-based compensation charges resulting from our adoption of FAS 123R effective January 1, 2006.

We expect general and administrative expenses to increase modestly in 2008 as compared to 2007, resulting from continued organizational growth and expenses incurred to support corporate development activities.

Acquired In-process Research and Development

Following our April 2006 acquisition of Rhein Biotech GmbH (Rhein), we recorded the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. As a result, we recorded net tangible assets of $3.0 million, goodwill of $2.3 million, other intangible assets of $5.1 million, and expense associated with the acquired in-process research and development of $4.2 million, representing the fair value of research projects that had not yet reached technological feasibility and that have no alternative future use.

A summary of the acquired in-process research and development programs, and of the value assigned and recognized as expense as of the acquisition date is as follows (in thousands):

		Estimated
		Acquisition Date
Program	Description	Fair Value

Supervax	A hepatitis B vaccine launched in Argentina in December 2006 and approved for marketing and sales through a third party distributor.	$890
Theravax	A potential therapeutic treatment of chronic Hepatitis B infection.	2,740
Cytovax	A potential prophylactic vaccine to prevent infection from cytomegalovirus.	550

		$4,180

At the time of the acquisition, the estimated fair value of the acquired in-process research and development for the Supervax program was determined using the income approach, which discounts expected future cash flows to present value. We estimated the related future net cash flows between 2006 and 2020 and discounted them to their present value using a risk-adjusted discount rate of 50%, which was based on the estimated internal rate of return for Rhein’s operations and was comparable to the estimated weighted average cost of capital for companies with Rhein’s profile. The projected cash flows from the Supervax program were based on key assumptions such as estimates of revenues and operating profits related to the program considering its stage of development; the time and resources needed to complete the development and approval of the related product; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets. Given the high risk associated with the development of new drugs, we adjusted the revenue and expense forecasts to reflect the probability and risk of advancement through the regulatory approval process based on the stage of development in the regulatory process.

From the acquisition date through the year ended December 31, 2006, we continued registration activities for Supervax in territories other than Argentina. Actual sales for the fiscal year ended 2006 of Supervax in Argentina, while immaterial, were substantially in accordance with the original projections at the valuation date. During fiscal year 2007, we continued to monitor sales of Supervax in Argentina and we continued efforts to market Supervax in order to determine if we could achieve planned regulatory approvals in other markets. However, the lack of performance of the Supervax program under our distribution arrangement caused us to discontinue our marketing efforts of Supervax in territories outside of Argentina. For the year ended December 31, 2007, we recorded an impairment charge of $0.4 million to write off the intangible asset and inventory associated with the Supervax program.

At the time of the acquisition, the estimated fair value of the acquired in-process research and development for the Theravax and Cytovax programs was determined using the cost approach. We considered the stage of product development and the nature of these projects. At the valuation date, both Theravax and Cytovax were in early stages of development and were many years away from obtaining regulatory approval, if at all, and the risks associated with identifying material cash flows as well as the nature, timing and projected costs associated with the remaining efforts for completion of the projects were not reasonably estimable. However, we were able to estimate the cost involved in recreating the technology using historical data from Rhein, including cost and effort applied to the development of the technology prior to the acquisition date. We did not anticipate significant cash inflows for Theravax or Cytovax. Significant appraisal assumptions included historical data related to personnel effort, costs associated with those efforts, and external costs in order to estimate the fair value of these products as of the acquisition date.

We intend to continue further development of a therapy to treat chronic hepatitis B infection. In March 2007, we initiated a Phase 1 clinical study of our hepatitis B therapeutic candidate in 20 healthy subjects. In early 2007, we made a strategic decision to discontinue development of Cytovax in order to focus on other opportunities in our product pipeline; however, due to the early stage of development, there was no impact to our results of operations and financial condition.

Amortization of Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $1.0 million for the year ended December 31, 2007 compared to $0.7 million for the same period in 2006.

Interest and Other Income, Net and Interest Expense

Interest income is reported net of amortization on marketable securities and realized gains and losses on investments. Other income includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. The following is a summary of our interest and other income, net (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Years Ended December 31,			2006 to 2007		2005 to 2006
	2007	2006	2005	$	%	$	%

Interest and other income, net	$4,165	$3,287	$2,125	$878	27%	$1,162	55%
Interest expense	$(1,719)	$(99)	$(190)	$1,620	1,636%	$(91)	(48%)

Interest and other income, net for the year ended December 31, 2007 increased by $0.9 million, or 27%, over the same period in 2006. The increase reflects additional interest earned on the investments held by SDI and the investment of proceeds from upfront fees received in the fourth quarter of 2007. Interest expense for the year ended December 31, 2007 increased by $1.6 million, or 1,636%, over the same period in 2006 due to interest expense incurred from the commitment fees and warrants issued under the Deerfield financing agreement. Interest and other income, net for the year ended December 31, 2006 increased by $1.2 million, or 55%, over the same period in 2005. The increase was primarily caused by interest earned on the investments held by SDI of approximately $0.5 million and the investment of proceeds from our financing activities in the fourth quarter of 2006.

Amount Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006 and, in accordance with FIN 46R, the results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006. In accordance with FIN 46R, we have deducted the losses attributed to the noncontrolling interest in the determination of net loss in our consolidated statements of operations, and we will continue to deduct such losses until the carrying amount of the noncontrolling interest in the consolidated balance sheet is reduced to zero. For the fiscal years ended December 31, 2007 and 2006, the losses attributed to the noncontrolling interest were $8.7 million and $9.7 million, respectively.

Recent Accounting Pronouncements

In March 2007, the FASB discussed Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (Issue 07-3), which addressed the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Early adoption of the provision of the consensus is not permitted. Accordingly, we must adopt Issue 07-3 in the first quarter of fiscal 2008. We do not expect this Issue to have a material effect on our consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we must adopt SFAS 159 in the first quarter of fiscal 2008. We do not expect this pronouncement to have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2008. We do not expect this pronouncement to have a material effect on our consolidated results of operations and financial condition.

In July 2006, the FASB released the Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2007, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2007, we had $56.7 million in cash, cash equivalents and marketable securities and $31.6 million in investments held by SDI. Our funds are currently invested in a variety of securities, including highly liquid institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.

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

In August 2006 we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. Specifically, we entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of $30 million of our common stock, or the number of shares which is one less than 20% of the issued and outstanding shares of our common stock as of the effective date of the purchase agreement over the 18-month term of the purchase agreement. From time to time over the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices constituting offers to purchase our common stock. The per share purchase price for these shares is at a discount ranging from 5.2% to 7.0%. In December 2006, we completed a draw down on our equity line of credit resulting in net proceeds of approximately $14.8 million from the sale of 1,663,456 shares of our common stock. A total of $15 million remains available on our equity line of credit through the extended term of the agreement, which is December 31, 2008.

In July 2007, Deerfield committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Repayment of a portion of the loan principal for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. If the TOLAMBA program is discontinued, we have no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal will be due in July 2010. A portion of the funding, if utilized, will advance our peanut and cat allergy programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. If all milestones are successfully achieved, Deerfield would receive warrants for the purchase of up to a total of 5,550,000 shares of the

Company’s common stock during the term of the loan agreement. As of December 31, 2007, we issued 3,550,000 warrants to Deerfield, and $5.5 million remained outstanding under the loan agreement.

In October 2007, we entered into a global license and development collaboration agreement with Merck to jointly develop HEPLISAV. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received an initial upfront payment of $31.5 million during the fourth quarter 2007, and will be eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and double-digit tiered royalties on global sales of HEPLISAV.

Cash used in operating activities of $32.0 million during the year ended December 31, 2007 compared to $37.2 million for the same period in 2006. The decrease in cash usage over the prior year was due primarily to receipt of $31.5 million in upfront fees from our collaboration with Merck, offset by our net loss and the amount attributed to the noncontrolling interest in SDI. Cash used in operating activities during 2006 increased from 2005 primarily due to the increase in cash usage over the prior year was due primarily to the increase in our net loss from operations and the increase in working capital, offset by the receipt of $10.0 million in upfront fees from our collaboration with AstraZeneca.

Cash used in investing activities of $3.6 million during the year ended December 31, 2007 compared to $20.4 million for the same period in 2006. The decrease was attributed to the net proceeds from maturities of marketable securities. Cash used in investing activities during 2006 increased from 2005 due to $14.0 million in cash paid to acquire Rhein and $13.4 million in purchases of investments held by SDI, net of proceeds from sales of marketable securities.

Cash provided by financing activities of $35.7 million during the year ended December 31, 2007 compared to $62.9 million for the same period in 2006. Cash provided by financing activities primarily included $30 million in proceeds from the purchase of the noncontrolling interest in SDI and $5.5 million in loan proceeds from Deerfield. Cash provided by financing activities during 2006 increased from 2005 primarily due to proceeds from equity offerings and $17.4 million in proceeds from the purchase of the noncontrolling interest in SDI, net of fees.

We currently anticipate that our cash and marketable securities, collaboration agreements, investments held by SDI, available funds under our Azimuth equity line of credit, and Deerfield financing arrangement will enable us to maintain our operations for at least the next twelve months. Because of the significant time it will take for any of our product candidates to complete clinical trials, achieve regulatory approval and generate significant revenue, we will require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.

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

Contractual Obligations

The following summarizes our significant contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less Than 1			More Than
Contractual Obligations:	Total	Year	1-3 Years	4-5 Years	5 Years

Future minimum payments under our operating lease, excluding payments from the sublease agreement	$22,596	$2,073	$7,780	$5,548	$7,195
Long-term liability from the program option exercised under the SDI collaboration	15,000	—	—	15,000	—
Future commitment fees under our financing agreement with Deerfield	4,512	1,770	2,742	—	—
Long-term liability from Deerfield financing agreement	5,500	—	5,500	—	—

Total	$47,608	$3,843	$16,022	$20,548	$7,195

We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in September 2009 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $25 thousand through 2007 and $55 thousand annually thereafter until August 2010. The sublease rental income is offset against rent expense.

In April 2007, we exercised an option to repurchase our hepatitis B program from SDI. The exercise of the program option triggered a payment obligation of $15 million which will be due upon the expiration of the SDI collaboration in 2011, if the purchase option for all programs is not exercised. The price for the program option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the purchase option.

As of December 31, 2007, we have drawn down $5.5 million from the Deerfield financing agreement in which the outstanding principal will be due in July 2010.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2007 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of December 31, 2007 and December 31, 2006. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

In October 2007, we entered into a manufacturing agreement with Merck for the supply of hepatitis B surface antigen. Under the terms of the agreement, we are responsible for manufacturing the hepatitis B surface antigen component of HEPLISAV for Merck, which is expected to be produced at Dynavax Europe’s Düsseldorf, Germany facility using our proprietary technology developed there and later, at our expanded facility to support expected market demand. This manufacturing obligation is for 10 years from the date of first major market launch of HEPLISAV.

In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future upfront fees, milestones and royalties on net sales of products originating from the licensed technologies. We consider these potential obligations to be contingent and have summarized all significant arrangements below.

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of December 31, 2007, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $10.6 million through 2012. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. As of December 31, 2007, such fees and milestone payments to the Regents could approximate $1 million in 2008.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position. As described above, SDI is considered a variable interest entity and included in our financial statements. Our financing arrangement with SDI does not qualify as an off-balance sheet arrangement as defined by applicable SEC regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt, or home equity. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Interest Rate Risk.  We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk.  We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2007 was $0.3 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Dynavax Technologies Corporation

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynavax Technologies Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, under the heading Stock-Based Compensation, in 2006 Dynavax Technologies Corporation changes its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Francisco, California
March 13, 2008

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$14,293	$14,154
Marketable securities	42,324	58,677
Investments held by Symphony Dynamo, Inc. (SDI)	31,631	13,363
Restricted cash	408	408
Accounts receivable	7,234	2,154
Inventory	—	257
Prepaid expenses and other current assets	6,049	673

Total current assets	101,939	89,686
Property and equipment, net	7,314	5,200
Goodwill	2,312	2,312
Other intangible assets, net	3,239	4,382
Other assets	5,645	1,310

Total assets	$120,449	$102,890

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,418	$2,181
Accrued liabilities	12,059	10,742
Deferred revenues	3,427	778

Total current liabilities	19,904	13,701
Deferred revenues, noncurrent	40,792	10,000
Liability from program option exercised under the SDI collaboration	15,000	—
Other long-term liabilities	5,622	117
Noncontrolling interest in SDI	8,341	2,016
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock: $0.001 par value; 100,000 shares authorized at December 31, 2007 and 2006; 39,765 and 39,715 shares issued and outstanding at December 31, 2007 and 2006, respectively	40	40
Additional paid-in capital	258,266	244,787
Accumulated other comprehensive income:
Unrealized gain on marketable securities available-for-sale	138	28
Cumulative translation adjustment	260	144

Accumulated other comprehensive income	398	172

Accumulated deficit	(227,914)	(167,943)

Total stockholders’ equity	30,790	77,056

Total liabilities, noncontrolling interest and stockholders’ equity	$120,449	$102,890

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Revenues:
Collaboration revenue	$9,315	$1,557	$12,199
Grant revenue	3,046	1,549	2,456
Service and license revenue	1,732	1,741	—

Total revenues	14,093	4,847	14,655
Operating expenses:
Research and development	65,888	50,116	27,887
General and administrative	18,293	14,836	9,258
Acquired in-process research and development	—	4,180	—
Amortization of intangible assets	1,004	698	—

Total operating expenses	85,185	69,830	37,145

Loss from operations	(71,092)	(64,983)	(22,490)
Interest and other income, net	4,165	3,287	2,125
Interest expense	(1,719)	(99)	(190)

Loss including noncontrolling interest in Symphony Dynamo, Inc.	(68,646)	(61,795)	(20,555)
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc.	8,675	9,743	—

Net loss	$(59,971)	$(52,052)	$(20,555)

Basic and diluted net loss per share	$(1.51)	$(1.61)	$(0.79)

Shares used to compute basic and diluted net loss per share	39,746	32,339	25,914

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
					Notes	Other
	Common Stock		Additional		Receivable	Comprehensive
		Par	Paid-In	Deferred Stock	From	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Stockholders	(Loss)	Deficit	Equity

Balances at December 31, 2004	24,627	$25	$159,074	$(3,366)	$(419)	$(102)	$(95,336)	$59,876
Issuance of common stock upon public offering	5,720	5	33,132	—	—	—	—	33,137
Exercise of stock options	113	—	19	—	—	—	—	19
Issuance of common stock under Employee Stock Purchase Plan	22	—	114	—	—	—	—	114
Interest accrued on notes receivable from stockholders	—	—	—	—	(16)	—	—	(16)
Repayment of notes receivable from stockholders	—	—	—	—	435	—	—	435
Deferred stock compensation	—	—	501	(501)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	1,400	—	—	—	1,400
Comprehensive loss:
Change in unrealized loss on marketable securities	—	—	—	—	—	(42)	—	(42)
Cumulative translation adjustment	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(20,555)	(20,555)

Comprehensive loss								(20,602)

Balances at December 31, 2005	30,482	30	192,840	(2,467)	—	(149)	(115,891)	74,363
Issuance of common stock upon equity offerings	8,794	9	44,032	—	—	—	—	44,041
Exercise of stock options	412	1	1,339	—	—	—	—	1,340
Issuance of common stock under Employee Stock Purchase Plan	27	—	114	—	—	—	—	114
Issuance of warrants in conjunction with Symphony Dynamo, Inc. transaction	—	—	5,646	—	—	—	—	5,646
Stock compensation expense	—	—	3,283	—	—	—	—	3,283
Reclassification of deferred stock compensation balance upon adoption of FAS 123R	—	—	(2,467)	2,467	—	—	—	—
Comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	—	—	172	—	172
Cumulative translation adjustment	—	—	—	—	—	149	—	149
Net loss	—	—	—	—	—	—	(52,052)	(52,052)

Comprehensive loss								(51,731)

Balances at December 31, 2006	39,715	40	244,787	—	—	172	(167,943)	77,056
Exercise of stock options	6	—	22	—	—	—	—	22
Issuance of common stock under Employee Stock Purchase Plan	44	—	149	—	—	—	—	149
Proceeds from issuance of common stock, net of fees	—	—	(19)	—	—	—	—	(19)
Issuance of warrants in conjunction with Deerfield Financing Arrangement	—	—	9,796	—	—	—	—	9,796
Stock compensation expense	—	—	3,531	—	—	—	—	3,531
Comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	—	—	110	—	110
Cumulative translation adjustment	—	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	—	(59,971)	(59,971)

Comprehensive loss								(59,745)

Balances at December 31, 2007	39,765	$40	$258,266	$—	$—	$398	$(227,914)	$30,790

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2007	2006	2005

Operating activities
Net loss	$(59,971)	$(52,052)	$(20,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,483	1,130	759
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc. (SDI)	(8,675)	(9,743)	—
Acquired in-process research and development	—	4,180	—
Amortization of intangible assets	1,004	698	—
(Gain) loss on disposal of property and equipment	—	(36)	—
Accretion and amortization on marketable securities	(1,855)	(296)	973
Realized loss (gain) on investments	—	23	(1)
Interest accrued on notes receivable from stockholders	—	—	(16)
Interest associated with Deerfield financing agreement	1,248	—	—
Stock-based compensation expense	3,531	3,283	1,400
Changes in operating assets and liabilities:
Accounts receivable	(5,080)	(976)	2,442
Prepaid expenses and other current assets	(1,851)	604	119
Inventory	257	(257)	—
Other assets	1,269	(513)	(10)
Accounts payable	2,237	1,006	(439)
Accrued liabilities	930	5,847	(530)
Deferred revenues	33,441	9,862	(7,000)

Net cash used in operating activities	(32,032)	(37,240)	(22,858)

Investing activities
Purchases of investments held by SDI	(18,268)	(13,363)	—
Cash paid for acquisition, net of cash acquired	—	(14,045)	—
Purchases of marketable securities	(80,232)	(65,842)	(84,014)
Proceeds from maturities of marketable securities	98,550	63,008	59,005
Proceeds from sales of marketable securities	—	10,987	6,864
Purchases of property and equipment	(3,647)	(1,125)	(562)

Net cash used in investing activities	(3,597)	(20,380)	(18,707)

Financing activities
Proceeds from purchase of noncontrolling interest by shareholders in SDI, net of fees	30,000	17,405	—
Proceeds from notes payable issued to Deerfield	5,500	—	—
Proceeds from issuance of common stock, net of issuance costs	(19)	44,041	33,137
Exercise of stock options	22	1,340	19
Proceeds from employee stock purchase plan	149	114	114
Repayment of notes receivable from stockholders	—	—	435

Net cash provided by financing activities	35,652	62,900	33,705

Effect of exchange rate on cash and cash equivalents	116	149	(5)

Net increase (decrease) in cash and cash equivalents	139	5,429	(7,865)
Cash and cash equivalents at beginning of year	14,154	8,725	16,590

Cash and cash equivalents at end of year	$14,293	$14,154	$8,725

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$356	$—	$—

Non-cash investing and financing activities:
Liability from program option exercised under the SDI transaction	$15,000	$—	$—

Warrants issued in conjunction with the SDI transaction	$—	$5,646	$—

Warrants issued in conjunction with the Deerfield financing agreement	$9,796	$—	$—

Disposal of fully depreciated property and equipment	$238	$395	$60

Exercise of stock options	$—	$—	$200

Repurchase of common stock for exercise of stock options	$—	$—	$(200)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Dynavax Technologies Corporation discovers, develops, and intends to commercialize innovative TLR9 agonist-based products to treat and prevent infectious diseases, allergies, cancer, and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our TLR9 agonists are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation. We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

Subsidiaries

In April 2006, we completed the acquisition of Rhein Biotech GmbH, or Rhein, a wholly-owned subsidiary in Düsseldorf, Germany. Our wholly-owned subsidiary in Japan formed in December 2004, Ryden Therapeutics KK, was liquidated in the fourth quarter of 2006. Our wholly-owned subsidiary in Singapore formed in October 2003, Dynavax Asia Pte. Ltd., was liquidated in the fourth quarter of 2007.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries as well as the accounts of a variable interest entity, Symphony Dynamo, Inc. (SDI), which we consolidate pursuant to Financial Accounting Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

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

Cash, Cash Equivalents, Marketable Securities and Investments held by Symphony Dynamo, Inc.

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase. We invest in short-term commercial paper, money market funds, government and non-government debt securities and corporate obligations, which are subject to minimal credit and market risk. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt, or home equity.

Investments held by SDI consist of investments in money market funds. As of December 31, 2007, we had investments held by SDI of $31.6 million.

We have classified our entire investment portfolio as available-for-sale. We view our available-for-sale portfolio as available for use in current operations, and accordingly, have classified all investments as short-term. As of December 31, 2007 the stated maturity of our investments is within one year of the current balance sheet date. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

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

We are subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, new technological innovations, clinical development risk, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability, and the need to obtain additional financing.

Inventory

Included in inventory at December 31, 2006 are raw materials and finished goods for a hepatitis B vaccine product. Inventory is stated at the lower of cost or market. Our inventory costs are determined using the first-in, first-out method.

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

Recoverability is measured by comparison of the assets’ carrying amounts to the future net undiscounted cash flows resulting from the use of the asset and its eventual disposition. If these assets are considered impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceed the projected discounted future net cash flows associated with the assets. For the year ended December 31, 2007, we recognized an impairment charge included in research and development expenses of $0.4 million to write off the carrying amount of the intangible asset related to the Supervax developed technology acquired as part of the Rhein Biotech GmbH acquisition and related inventory (See Note 6).

Revenue Recognition

Our revenues derive from collaborative agreements as well as grants. Collaborative agreements may include upfront license payments, cost reimbursement for the performance of research and development, milestone payments, contract manufacturing services, and royalty fees. In accordance with SAB 104, we recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Our revenue arrangements that contain multiple elements are evaluated under the provisions of EITF 00-21. The different elements of the revenue arrangement are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Revenue from non-refundable upfront license fees and other payments under collaboration agreements where we have continuing performance obligations is deferred and recognized as performance occurs. Revenue is recognized on a ratable basis, unless we determine that another methodology is more appropriate, through the date at which our performance obligations are completed. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

Revenue from milestones that are contingent upon the achievement of substantive at-risk performance criteria is recognized in full upon achievement of those milestone events in accordance with the terms of the agreement and assuming all other revenue recognition criteria have been met. All revenue recognized to date under our collaborative agreements has been nonrefundable.

Revenues from the manufacturing and sale of vaccine and other materials are recognized upon meeting the criteria for substantial performance and acceptance by the customer.

Revenue from royalty payments is contingent on future sales activities by our licensees. As a result, we recognize royalty revenue when reported by our licensees and when collection is reasonably assured.

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

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services, and non-cash stock-based compensation. Research and development costs are expensed as incurred. For agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities entered into prior to January 1, 2008, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables. Agreements entered into after January 1, 2008 will be evaluated under the provisions of EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” which will require the Company to defer and capitalize costs related to non-refundable advance payments for good or services to be received in the future for use in research and development activity. The capitalized amounts will be expensed as the related goods are delivered or services are performed.

Our accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, the completion of portions of the clinical trial or similar conditions. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties.

Acquired In-process Research and Development

We allocate the purchase price of acquisitions based on the estimated fair value of the assets acquired and liabilities assumed. To determine the value of the acquired in-process research and development, or in-process R&D associated with the Rhein Biotech GmbH transaction discussed in Note 6, we used the income approach and the cost approach to value in-process research and development. The income approach is based on the premise that the value of an asset is the present value of the future earning capacity that is available for distribution to the investors in the asset. We performed a discounted cash flow analysis, utilizing anticipated revenues, expenses and net cash flow forecasts related to the technology. The cost approach is based on the theory that a prudent investor would pay no more than the cost of constructing a similar asset of like utility at prices applicable at the time of the appraisal. We estimate the costs involved in re-creating the technology using the historical cost and effort applied to the development of the technology prior to the valuation date. Given the high risk associated with the development of new drugs, we adjust the revenue and expense forecasts to reflect the probability and risk of advancement through the regulatory approval process based on the stage of development in the regulatory process. Such a valuation requires significant estimates and assumptions. We believe the estimated fair value assigned to the in-process R&D is based on reasonable assumptions. However, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Additionally, estimates for the purchase price allocation may change as subsequent information becomes available.

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

Based on the provisions of FIN 46R, we have concluded that under certain circumstances when we enter into agreements that contain an option to purchase assets or equity securities from an entity, or enter into an arrangement with a financial partner for the formation of joint ventures which engage in research and development projects, a VIE may be created. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with our financial statements. Our consolidated financial statements include the accounts of Symphony Dynamo, Inc., a variable interest entity, of which we are the primary beneficiary, as discussed in Note 8.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects, if any, of stock-based compensation expense pursuant to FAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R.

Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment and estimates. The fair value of each option is amortized on a straight-line basis over the option’s vesting period, assuming an annual forfeiture rate of 11%, and is estimated on the date of grant using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions, including the expected forfeiture rate, expected life of the option and expected stock price volatility. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, were grouped and considered separately for valuation purposes, which resulted in an expected life of 5 years. Non-executive level employees were found to have historical option exercise and termination behavior that resulted in an expected life of 4 years. Expected volatility is based on historical volatility of our stock and comparable peer data over the life of the options granted to executive and non-executive level employees.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which includes certain changes in equity that are excluded from net loss. We include unrealized holding gains and losses on marketable securities and cumulative translation adjustments in accumulated other comprehensive loss.

Income Taxes

We account for income taxes using the liability method under FAS 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have provided a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis. Currently, there is no provision for income taxes as we have incurred losses to date.

Effective January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.

At the date of adoption of FIN 48, there was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2007, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

Recent Accounting Pronouncements

In March 2007, the FASB discussed Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (Issue 07-3), which addressed the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Early adoption of the provision of the consensus is not permitted. Accordingly, we must adopt Issue 07-3 in the first quarter of fiscal 2008. We do not expect this Issue to have a material effect on our consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Accordingly, we must adopt SFAS 159 in the first quarter of fiscal 2008. We do not expect this pronouncement to have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we must adopt SFAS 157 in the first quarter of fiscal 2008. We do not expect this pronouncement to have a material effect on our consolidated results of operations and financial condition.

3.	Available-for-Sale Securities

The following is a summary of available-for-sale securities included in cash and cash equivalents, marketable securities, investments held by SDI and restricted cash as of December 31, 2007 and 2006 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2007:
Certificates of deposit and money market funds	$42,290	$—	$—	$42,290
Corporate debt securities	44,684	140	(2)	44,822

Total	$86,974	$140	$(2)	$87,112

December 31, 2006:
Certificates of deposit and money market funds	$26,795	$1	$—	$26,796
Corporate debt securities	58,650	27	—	58,677

Total	$85,445	$28	$—	$85,473

There were no realized gains from the sale of marketable securities for the years ended December 31, 2007 and 2006. Realized losses from the sale of marketable securities were zero in 2007 and immaterial in 2006. As of December 31, 2007 and 2006, all of our investments are classified as short-term, as we have classified our investments as available-for-sale and may not hold our investments until maturity. As of December 31, 2007, our marketable securities had the following maturities (in thousands):

Maturities:	Amortized Cost	Estimated Fair Value

Within 1 year	$86,974	$87,112

Total	$86,974	$87,112

4.	Inventory

Inventory as of December 31, 2007 and 2006 consists of the following (in thousands):

	December 31,	December 31,
	2007	2006

Raw Materials	$—	$194
Finished Goods	—	63

Total	$—	$257

5.	Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consist of the following (in thousands):

	December 31,
	2007	2006

Laboratory equipment	$12,824	$9,984
Computer equipment	1,403	1,156
Furniture and fixtures	1,525	1,396
Leasehold improvements	2,810	1,968

	18,562	14,504
Less accumulated depreciation and amortization	(11,248)	(9,304)

Total	$7,314	$5,200

Depreciation and amortization expense on property and equipment was $1.5 million, $1.2 million and $0.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

6.	Acquisition of Rhein Biotech GmbH

On April 21, 2006, we completed the acquisition of Rhein Biotech GmbH, or Rhein, from Rhein Biotech NV, a subsidiary of Berna Biotech AG, or Berna. As a result, the financial position and results of operations of Rhein have been included in our consolidated financial statements as of December 31, 2007 and for the period from April 22, 2006 through December 31, 2006. Rhein, located in Düsseldorf, Germany, became a wholly-owned subsidiary which we refer to as Dynavax Europe. Through this acquisition, we gained ownership of a certified current Good Manufacturing Practice, or GMP, vaccine manufacturing facility in the European Union, control over the production and supply of its hepatitis B surface antigen and potentially other antigens to support clinical and commercial programs, management and personnel with expertise in biopharmaceutical product development and production and a complementary pipeline of vaccine and antiviral products. Upon closing of the transaction, our license and supply agreement with Berna for the supply of hepatitis B surface antigen used in our HEPLISAV vaccine was terminated, eliminating Berna’s option to commercialize HEPLISAV.

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

Under the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Certain purchase accounting adjustments were made in order to state the tangible assets acquired and liabilities assumed at their estimated fair values and in accordance with our accounting policies and U.S. generally accepted accounting principles. These adjustments primarily impacted deferred revenue and acquired property and equipment. We assessed the fair value of the identifiable intangible assets acquired, as well as in-process research and development. Our methodology for allocating the purchase price to in-process R&D is determined through established valuation techniques in the biotechnology industry. In-process R&D is expensed upon acquisition because technological feasibility has not been established at that date and no future alternative uses exist. The purchase price was allocated using information available at the time of acquisition. The excess of purchase price over the aggregate fair values was recorded as goodwill.

The allocation of the total purchase price is as follows (in thousands):

Allocation of purchase price:
Cash and cash equivalents	$513
Accounts receivable	489
Other current assets	385
Property, plant and equipment	3,092
Goodwill	2,312
Intangible assets	5,080
In-process research and development	4,180
Accounts payable	(273)
Deferred revenue	(166)
Other current liabilities	(1,054)

Total purchase price	$14,558

Intangible assets consist primarily of manufacturing process, customer relationships, and developed technology. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. The developed technology derives from a licensed hepatitis B vaccine product called Supervax. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at December 31, 2007 and December 31, 2006 (in thousands, except years):

	Estimated Useful	December 31, 2007			December 31, 2006
	Life		Accumulated			Accumulated
	(In years)	Gross	Amortization	Net	Gross	Amortization	Net

Intangible Assets:
Manufacturing process	5	$3,670	$1,244	$2,426	$3,670	$509	$3,161
Customer relationships	5	1,230	417	813	1,230	171	1,059
Developed technology	7	—	—	—	180	18	162

Total	5.1	$4,900	$1,661	$3,239	$5,080	$698	$4,382

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2008	$980
2009	980
2010	980
2011	299

Total	$3,239

A summary of the acquired in-process research and development programs, and of the value assigned and recognized as expense as of the acquisition date is as follows (in thousands):

		Estimated
		Acquisition Date
Program	Description	Fair Value

Supervax	A hepatitis B vaccine launched in Argentina in December 2006 and approved for marketing and sales through a third party distributor.	$890
Theravax	A potential therapeutic treatment of chronic Hepatitis B infection.	2,740
Cytovax	A potential prophylactic vaccine to prevent infection from cytomegalovirus.	550

		$4,180

At the time of the acquisition, the estimated fair value of the acquired in-process research and development for the Supervax program was determined using the income approach, which discounts expected future cash flows to present value. We estimated the related future net cash flows between 2006 and 2020 and discounted them to their present value using a risk-adjusted discount rate of 50%, which was based on the estimated internal rate of return for Rhein’s operations and was comparable to the estimated weighted average cost of capital for companies with Rhein’s profile. The projected cash flows from the Supervax program were based on key assumptions such as estimates of revenues and operating profits related to the program considering its stage of development; the time and resources needed to complete the development and approval of the related product; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining FDA and other regulatory approvals; and risks related to the viability of and potential alternative treatments in any future target markets. Given the high risk associated with the development of new drugs, we adjusted the revenue and expense forecasts to reflect the probability and risk of advancement through the regulatory approval process based on the stage of development in the regulatory process.

From the acquisition date through the year ended December 31, 2006, we continued registration activities for Supervax in territories other than Argentina. Actual sales for the fiscal year ended 2006 of Supervax in Argentina, while immaterial, were substantially in accordance with the original projections at the valuation date. During fiscal year 2007, we continued to monitor sales of Supervax in Argentina and we continued efforts to market Supervax in order to determine if we could achieve planned regulatory approvals in other markets. We recorded immaterial revenues and expenses related to the manufacture and sale of formulated bulk vaccine in 2006 to the third party distributor. During the fourth quarter of 2007, we were notified that the distributor was unable to meet its annual commitment to order additional bulk vaccine due to its inability to sell all of the previously purchased Supervax product in the Argentine market. The underperformance of the Supervax program relative to originally expected future sales caused us to discontinue our marketing efforts of Supervax in territories outside of Argentina. As a result, we determined that estimated future cash flows from sales of Supervax were significantly less than the projection established at the time of acquisition, and we considered this an indicator of impairment. As of November 2007, we performed our impairment test of long-lived assets. Based on our analysis, the fair value of the Supervax developed technology and related inventory was estimated to be zero; therefore, we recorded a permanent write down of these assets in accordance with SFAS No. 144. For the year ended December 31, 2007, we recognized an impairment charge included in research and development expenses of $0.4 million to write off the carrying amounts of the intangible asset of $0.1 million and the related inventory of $0.3 million.

At the time of the acquisition, the estimated fair value of the acquired in-process research and development for the Theravax and Cytovax programs was determined using the cost approach. We considered the stage of product development and the nature of these projects. At the valuation date, both Theravax and Cytovax were in early stages of development and were many years away from obtaining regulatory approval, if at all, and the risks associated with identifying material cash flows as well as the nature, timing and projected costs associated with the remaining efforts for completion of the projects were not reasonably estimable. However, we were able to estimate the cost involved in recreating the technology using historical data from Rhein, including cost and effort applied to the development of the technology prior to the acquisition date. We did not anticipate significant cash inflows for Theravax or Cytovax. Significant appraisal assumptions included historical data related to personnel effort, costs associated with those efforts, and external costs in order to estimate the fair value of these products as of the acquisition date.

We intend to continue further development of a therapy to treat chronic hepatitis B infection. In March 2007, we initiated a Phase 1 clinical study of our hepatitis B therapeutic candidate in 20 healthy subjects. In early 2007, we made a strategic decision to discontinue development of Cytovax in order to focus on other opportunities in our product pipeline; however, due to the early stage of development, there was no impact to our results of operations and financial condition.

7.	Current Accrued Liabilities

Current accrued liabilities as of December 31, 2007 and 2006 consist of the following (in thousands):

	December 31,
	2007	2006

Payroll and related expenses	$2,892	$1,598
Legal expenses	1,708	732
Third party scientific research expense	6,044	6,668
Other accrued liabilities	1,415	1,744

Total	$12,059	$10,742

8.	Symphony Dynamo, Inc.

In April 2006, we entered into a series of related agreements with Symphony Capital Partners, LP and certain of its affiliates (Symphony) to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development (Development Programs). The material agreements included:

•	the Amended and Restated Limited Liability Corporation Agreement of Symphony Dynamo Holdings LLC (LLC Agreement);

•	the Funding Agreement by and among Dynavax Technologies Corporation, Symphony Capital Partners LP, Symphony Dynamo Holdings LLC, and Symphony Dynamo Investors LLC (Funding Agreement);

•	the Amended and Restated Research and Development Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc. (R&D Agreement);

•	the Novated and Restated Technology License Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc. (License Agreement);

•	the Purchase Option Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.(Purchase Option Agreement);

•	the Registration Rights Agreement between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC (Registration Rights Agreement); and

•	the Warrant Purchase Agreement between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC (Warrant Agreement).

The LLC Agreement provided for the formation of Symphony Dynamo Holdings LLC (Holdings) and its wholly-owned subsidiary, Symphony Dynamo, Inc. (SDI). Pursuant to the Funding Agreement, Symphony invested $50.0 million in Holdings ($20.0 million at closing and an additional $30.0 million in April 2007), which was invested into SDI to fund the Development Programs. Pursuant to the License Agreement, we licensed to Holdings our intellectual property rights related to the Development Programs, which were assigned to SDI. Pursuant to the R&D Agreement, which was also assigned to SDI, we are primarily responsible for performing the work required to proceed with the Development Programs unless we determine that certain work should be undertaken by third party contractors retained by SDI. As a result of these agreements, Symphony owns 100% of the equity of Holdings, which owns 100% of the equity of SDI.

Pursuant to the Warrant Agreement, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock, which Holdings distributed to Symphony, at $7.32 per share, representing a 25% premium over the applicable 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share if either of two events occurs: (a) we enter into a collaboration agreement with a third party for a specified oncology program; or (b) the Purchase Option is terminated or expires unexercised. The warrant may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. The warrant, issued upon closing, was assigned a value of $5.6 million using the Black-Scholes valuation model and was recorded in additional paid in capital.

In consideration for the warrant, we received an exclusive purchase option (Purchase Option) to acquire the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices that range from $74.7 million at the end of the second year of the arrangement, increasing quarterly up to $144.1 million at the fifth anniversary. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15.0 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs, if not purchased through the exercise of the Purchase Option, will remain with SDI.

We have determined, pursuant to the guidance in FIN 46R, that SDI is a variable interest entity and we are its primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006.

At December 31, 2007, the investments held by SDI were $31.6 million. The investments held by SDI in the consolidated balance sheet include the aggregate $50.0 million of funding, less funds spent on the Development Programs as of the end of each reporting period.

At December 31, 2007, the noncontrolling interest balance was $8.3 million. The noncontrolling interest in SDI in the consolidated balance sheet represents Symphony’s equity investment in SDI of $50.0 million, reduced by the $5.6 million fair value of the warrants we issued and $2.6 million of fees we paid to Symphony upon the transaction’s closing, and the losses attributed to the noncontrolling interest in 2006 and 2007. The noncontrolling interest was further reduced when we recorded the $15.0 million liability upon our exercise of the Program Option in April 2007, as that amount will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI and charged to the noncontrolling interest were $8.7 million and $9.7 million for the years ended December 31, 2007 and 2006, respectively. In accordance with FIN 46R, we have deducted the losses attributed to the noncontrolling interest in the determination of net loss in our consolidated statements of operations, and we will continue to deduct such losses until the carrying amount of the noncontrolling interest in the consolidated balance sheet is reduced to zero. We will be required to recognize losses incurred by SDI in our consolidated statements of operations after the noncontrolling interest balance has been exhausted.

9.	Financing Agreement

In July 2007, Deerfield Management, a healthcare investment fund, and its affiliates (Deerfield) committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Repayment of a portion of the loan principal for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. If the TOLAMBA program is discontinued, we have no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal will be due in July 2010. A portion of the funding, if utilized, will advance our peanut and cat allergy programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. Warrants are required to be issued and priced on successful completion of milestones and, if all milestones are successfully achieved, Deerfield would receive warrants exercisable for the purchase of a total of 5,550,000 shares of the Company’s common stock, during the term of the loan agreement.

During the year ended December 31, 2007, we received from Deerfield $5.5 million in cash which is recorded as a long-term liability in our consolidated balance sheet as of December 31, 2007. In addition, we issued to Deerfield warrants to purchase up to 3,550,000 shares of our common stock; such warrants were valued on the issuance date using the Black-Scholes valuation model. Total warrants issued in connection with the Deerfield financing agreement as of December 31, 2007 and their related assumptions under in the Black-Scholes option valuation model are as follows (in thousands except for Black-Scholes Assumptions):

		Black-Scholes Assumptions
		Risk-Free	Expected			Assigned Value
	Shares	Interest	Life (In		Exercise Price	Using Black-
	Issued	Rate	Years)	Volatility	per Share	Scholes

Warrant Issuance Date
July 18, 2007	1,250	4.9%	5.5	0.7	$5.13	$3,350
October 18, 2007	1,300	4.2%	5.5	0.7	$5.75	3,700
December 27, 2007	1,000	3.6%	5.5	0.7	$5.65	2,746

Total	3,550					$9,796

At the date of issuance, the warrant valuation is recorded as a deferred transaction cost in other assets and an increase in additional paid in capital. The deferred transaction cost will be amortized on a straight-line basis over the remaining term of the loan and recognized as interest expense in the statement of operations. For the fiscal year ended December 31, 2007, we amortized $0.8 million of deferred transaction cost in interest expense. Additionally, for the fiscal year ended December 31, 2007 we recognized as interest expense $0.8 million associated with the commitment fee of which $0.4 million was paid on January 30, 2008.

10.	Commitments and Contingencies

We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated in September 2009 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of December 31, 2007 and December 31, 2006. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2014. Total net rent expense related to our operating leases for the years ended December 31, 2007, 2006 and 2005, was $2.1 million, $1.8 million and $1.4 million, respectively. Deferred rent was $0.2 million as of December 31, 2007.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $25 thousand through 2007 and $55 thousand annually thereafter until August 2010. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at December 31, 2007, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2008	2,073
2009	2,452
2010	2,635
2011	2,693
Thereafter	12,743

Total	$22,596

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2007 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of December 31, 2007 and December 31, 2006. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future upfront fees, milestones and royalties on net sales of products originating from the licensed technologies. We consider these potential obligations to be contingent and have summarized all significant arrangements below.

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of December 31, 2007, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $10.6 million through 2012. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

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

11.	Collaborative Research, Development, and License Agreements

In October 2007, we entered into a global license and development collaboration agreement with Merck & Co., Inc. (Merck), to jointly develop HEPLISAV, a novel investigational hepatitis B vaccine. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received a non-refundable upfront payment of $31.5 million and will be eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and royalties on global sales of HEPLISAV. Revenue from the initial payment is deferred and recognized ratably over the contractual term of the collaboration agreement, which is estimated to be 13 years. For the year ended December 31, 2007, we recognized revenue of $0.4 million related to the upfront fees. Collaboration revenue resulting from the performance of research and development services are recognized as related research and development costs are incurred, as provided for under the terms of these agreements. Cost reimbursement revenue under this collaboration agreement totaled $5.8 million for the year ended December 31, 2007.

Also in October 2007, we entered into a manufacturing agreement with Merck for the supply of hepatitis B surface antigen. Under the terms of the agreement, we are responsible for manufacturing the hepatitis B surface antigen component of HEPLISAV for Merck, which is expected to be produced at Dynavax Europe’s Düsseldorf, Germany facility using our proprietary technology developed there and later, at our expanded facility to support expected market demand. This manufacturing obligation is for 10 years from the date of first major market launch of HEPLISAV. The October 2007 agreements with Merck are cancelable upon prior written notice to us, following which all rights and licenses to Merck with respect to HEPLISAV will terminate and revert to Dynavax.

In September 2006, we entered into a research collaboration and license agreement with AstraZeneca AB, or AstraZeneca, for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. The collaboration is using our proprietary second-generation TLR9 agonist immunostimulatory sequences or ISS. Under the terms of the agreement, we are collaborating with AstraZeneca to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca is responsible for any development and worldwide commercialization of products arising out of the research program. We have the option to co-promote in the United States products arising from the collaboration. The financial terms of the collaboration include an upfront fee of $10 million plus research funding and preclinical milestones that could bring the total committed funding to $27 million. The total potential deal value including future development milestones approximates $136 million. Upon commercialization, we are also eligible to receive royalties based on product sales. Collaboration revenue resulting from the performance of research services amounted to $3.1 million for the year ended December 31, 2007. As of December 31, 2007, we recorded deferred revenue of $10.5 million associated with the upfront fee and amounts billed in advance for research services per the contract terms.

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

In 2004, we were awarded $0.5 million from the Alliance for Lupus Research to be received during 2006 and 2007 to fund research and development of new treatment approaches for lupus. We recognized revenue associated with the lupus grant of approximately $0.1 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.

In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the first quarter of 2008. In August 2007, we were awarded a two-year $3.25 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants is recognized as the related expenses are incurred. For years ended December 31, 2007, 2006 and 2005, we recognized revenue of approximately $3.0 million, $1.3 million and $2.2 million, respectively.

12.	Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Years Ended December 31,
	2007	2006	2005

Historical (in thousands, except per share amounts):
Numerator:
Net loss	$(59,971)	$(52,052)	$(20,555)

Denominator:
Weighted-average common shares outstanding	39,746	32,340	25,915
Less: Weighted-average unvested common shares subject to repurchase	—	(1)	(1)

Denominator for basic and diluted net loss per share	39,746	32,339	25,914

Basic and diluted net loss per share	$(1.51)	$(1.61)	$(0.79)

Historical outstanding dilutive securities not included in diluted net loss per share calculation (in thousands):
Options to purchase common stock	4,282	3,421	2,599
Warrants	5,550	2,084	84

	9,832	5,505	2,683

13.	Stockholders’ Equity

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

Stock Option Plans

As of December 31, 2007, we had three stock-based compensation plans: the 1997 Equity Incentive Plan; the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan.

In January 1997, we adopted the 1997 Equity Incentive Plan (the “1997 Plan”). The 1997 Plan provides for the granting of stock options to employees and non-employees of the Company. Options granted under the 1997 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted to employees, including directors who are also considered employees. NSOs may be granted to employees and non-employees. Options under the 1997 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The options are exercisable immediately and generally vest over a four-year period (generally 25% after one year and in monthly ratable increments thereafter) for stock options issued to employees, directors and scientific advisors, and quarterly vesting over a four-year period or immediate vesting for stock options issued to all other non-employees. All unvested shares issued under the 1997 Plan are subject to repurchase rights held by the Company under such conditions as agreed to by the Company and the optionee. The 1997 Plan expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

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

As of December 31, 2007, 4,700,000 shares have been reserved and approved for issuance under the 2004 Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure.

Activity under our stock option plans is set forth below:

	Options
	Available	Number of Options	Weighted-Average
	for Grant	Outstanding	Price Per Share

Balance at December 31, 2006	1,997,141	3,421,339	$5.26
Options authorized	400,000	—	—
Options granted	(1,137,085)	1,137,085	$5.72
Options exercised	—	(5,666)	$3.86
1997 Plan shares expired	(273,188)	—	—
Options cancelled:
Options forfeited (unvested)	212,626	(212,626)	$5.87
Options expired (vested)	57,677	(57,677)	$4.88

Balance at December 31, 2007	1,257,171	4,282,455	$5.36

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

As of December 31, 2007, 496,000 shares were reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 105,956 shares of our common stock under the Purchase Plan. At December 31, 2007, 390,044 shares of our common stock remained available for future purchases.

Stock-Based Compensation

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005

Weighted-average fair value	$3.53	$4.04	$3.68	$1.96	$2.28	$3.03
Risk-free interest rate	4.7%	4.7%	3.7%	4.6%	4.9%	2.9%
Expected life (in years)	4.5	5.6	4	1.2	1.2	1.2
Volatility	0.8	0.8	0.7	0.7	0.7	0.7

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2007	2006	2005

Employees and directors stock-based compensation expense	$3,462	$3,153	$1,410
Non-employees stock-based compensation expense	69	130	(10)

Total	$3,531	$3,283	$1,400

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized for the year ended December 31, 2007 was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 11%. As of December 31, 2007, the total unrecognized compensation cost related to non-vested options granted amounted to $6.8 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.6 years.

Total options exercised during the years ended December 31, 2007, 2006 and 2005 were 5,666, 411,985 and 140,825, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $6 thousand, $1.3 million and 0.8 million, respectively. No income tax benefits have been realized by us in 2007, 2006 and 2005, as we reported an operating loss in each year.

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of December 31, 2007:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value
	Shares	Per Share	(In years)	(In thousands)

Outstanding options (vested and expected to vest)	3,906,086	$5.30	7.6	$2,556
Options exercisable	1,910,407	$4.68	6.5	$2,321

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of FAS 123 to options granted under our stock-based compensation plans during the year ended December 31, 2005 (in thousands, except per share amounts). For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black-Scholes option valuation model and amortized to expense on a straight-line basis over the vesting periods of the options.

Year Ended
December 31,
2005

Net loss, as reported	$(20,555)
Add: Stock-based employee compensation expense included in net loss	1,410
Less: Stock-based employee compensation expense determined under the fair value based method	(2,785)

Net loss, pro forma	$(21,930)

Net loss per share:
Basic and diluted, as reported	$(0.79)

Basic and diluted, pro forma	$(0.84)

14.	Employee Benefit Plan

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

15.	Income Taxes

Loss including noncontrolling interest in Symphony Dynamo, Inc. before provision for income taxes on a worldwide basis consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

U.S.	$(58,521)	$(59,862)	$(12,331)
Non U.S.	(1,450)	(1,933)	(8,224)

Total	$(59,971)	$(61,795)	$(20,555)

No income tax expense was recorded for the years ended December 31, 2007, 2006 and 2005 due to net operating losses in all jurisdictions. The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	2007	2006	2005

Income tax benefit at federal statutory rate	$(20,390)	$(21,045)	$(6,989)
State tax	(2,600)	(3,852)	(1,137)
Unbenefited foreign losses	—	(269)	4,752
Tax credits	(2,594)	(3,088)	(502)
Deferred compensation charges	495	(534)	342
In-process research and development	—	1,421	—
Change in valuation allowance	20,680	27,391	2,872
Change in foreign tax rates	1,966	—	—
Change in NOL	2,356	—	—
Other	87	(24)	662

	$—	$—	$—

Deferred tax assets and liabilities as of December 31, 2007 and 2006 consist of the following (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$63,406	$44,278
Research tax credit carry forwards	9,328	5,871
Accruals and reserves	7,067	1,697
Capitalized research costs	8,789	18,582
Other	2,279	277

	90,869	70,705
Less valuation allowance	(89,640)	(68,960)

Total deferred tax assets	$1,229	$1,745

Deferred tax liabilities:
Other	—	—
Acquired intangible assets	(1,229)	(1,745)

Total deferred tax liabilities	$(1,229)	$(1,745)

Net deferred tax assets	$—	$—

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded for the net deferred tax assets at December 31, 2007 and 2006. The valuation allowance increased by $20.7 million, $31.2 million and $2.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. Approximately $0.4 million of the valuation allowance for deferred tax assets relates to benefits of stock options deductions that when recognized, will be allocated directly to additional paid in capital.

A provision has not been made at December 31, 2007, for U.S. or additional foreign withholding taxes on undistributed earnings of the foreign subsidiary because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations. Currently there are no undistributed earnings in the foreign subsidiary as it has current and cumulative losses and thus no deferred tax liability would be necessary.

As of December 31, 2007, we had federal net operating loss carryforwards of approximately $153.5 million and federal research and development tax credits of approximately $5.5 million, which expire in the years 2011 through 2027. Of these net operating losses, approximately $19.9 million are attributable to Symphony Dynamo, Inc., which expire in 2027.

As of December 31, 2007, we had net operating loss carryforwards for California state income tax purposes of approximately $113 million, which expire in the years 2012 through 2026, and California state research and development tax credits of approximately $5.7 million which do not expire.

As of December 31, 2007, we had net operating loss carryforwards for foreign income tax purposes of approximately $17.0 million, which do not expire.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event the Company has a change in ownership, as defined, the annual utilization of such carryforwards could be limited. The adoption of FIN 48 had no impact on the reported carryforwards at December 31, 2007.

16.	Selected Quarterly Financial Data (Unaudited; in thousands, except per share amounts)

	Year Ended December 31,				Year Ended December 31,
	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenues	$1,984	$1,800	$1,014	$9,295	$288	$529	$1,592	$2,438
Net loss	$(13,090)	$(17,704)	$(17,101)	$(12,076)	$(8,172)	$(15,273)	$(12,152)	$(16,455)
Basic and diluted net loss per share	$(0.33)	$(0.45)	$(0.43)	$(0.30)	$(0.27)	$(0.50)	$(0.40)	$(0.44)
Weighted-average shares used in computing basic and diluted net loss per share(1)	39,727	39,741	39,753	39,765	30,487	30,560	30,605	37,645

(1)	The weighted-average shares increased for fourth quarter of 2006 due to the follow on equity offerings that occurred in that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Attestation Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Dynavax Technologies Corporation

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynavax Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dynavax Technologies Corporation maintained in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Dynavax Technologies Corporation and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Francisco, California
March 13, 2008

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

Information required by this Item is incorporated by reference to the sections entitled “Proposal One — Elections of Directors,” “Executive Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2007.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto.

(b)	Exhibits

Exhibit
Number		Document

3	.1(1)	Sixth Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
4	.1(2)	Registration Rights Agreement.
4	.2(2)	Form of Warrant.
4	.3(3)	Form of Specimen Common Stock Certificate.
10	.19(4)	2004 Non-employee Director Option Program (Revised) and 2005 Non-employee Director Cash Compensation Program, effective April 14, 2005 and amended February 23, 2006.
10	.20(5)	Summary of Düsseldorf Lease Agreement as of August 14, 1990, as amended.
10	.21(5)†	Definitive Commercial Agreement, dated April 21, 2006, among Dynavax Technologies Corporation, Rhein Biotech NV and Rhein Biotech GmbH.
10	.22(5)†	Exclusive License Agreement, dated April 21, 2006, between Green Cross Vaccine Corp. and Rhein Biotech GmbH.
10	.23(5)†	Share Sale and Purchase Agreement, dated March 27, 2006, between Dynavax Technologies Corporation and Rhein Biotech N.V.
10	.24(5)†	License and Supply Agreement, dated February 28, 2002, between Corixa Corporation and Rhein Biotech N.V.
10	.25(5)†	Purchase Option Agreement, dated as of April 18, 2006, among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.
10	.26(5)†	Registration Rights Agreement, dated as of April 18, 2006, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.
10	.27(5)†	Warrant Purchase Agreement, dated as of April 18, 2006, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.
10	.28(5)†	Amended and Restated Research and Development Agreement, dated as of April 18, 2006, among Dynavax. Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.
10	.29(5)†	Novated and Restated Technology License Agreement, dated as of April 18, 2006, among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.
10	.30(6)†	Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and Dynavax Technologies Corporation.
10	.31(7)	Underwriting Agreement, dated October 3, 2006.
10	.32 (8)†	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and Dynavax Technologies Corporation.
10	.33 (9)†	Loan Agreement, dated July 18, 2007, between Deerfield Private design Fund, L.P., Deerfield Special Situations Fund, L.P, Deerfield Special Situations Fund International Limited and Deerfield Private Design International. L.P., and Dynavax Technologies Corporation.
10	.34†	Merck Exclusive License and Development Collaboration Agreement, dated October 31, 2007.
10	.35†	Merck Manufacturing Agreement, dated October 31, 2007.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (1) Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).

   (2) Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.

   (3) Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.

   (4) Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC.

   (5) Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC.

   (6) Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC.

   (7) Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on October 4, 2006.

   (8) Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC.

   (9) Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC.

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

Date: March 17 , 2008

By:	/s/ Deborah A. Smeltzer
Deborah A. Smeltzer
Vice President, Operations and
Chief Financial Officer
(Principal Financial Officer)

Date: March 17, 2008

Signature	Title	Date

/s/ Dino Dina, M.D. Dino Dina, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ Deborah A. Smeltzer Deborah A. Smeltzer	Vice President, Operations and Chief Financial Officer (Principal Financial Officer)	March 17, 2008
/s/ Arnold Oronsky, Ph.D. Arnold Oronsky, Ph.D.	Chairman of the Board	March 17, 2008
/s/ Nancy L. Buc Nancy L. Buc	Director	March 17, 2008
/s/ Dennis Carson, M.D. Dennis Carson, M.D.	Director	March 17, 2008
/s/ Denise M. Gilbert, Ph.D. Denise M. Gilbert, Ph.D.	Director	March 17, 2008
/s/ David M. Lawrence, M.D. David M. Lawrence, M.D.	Director	March 17, 2008
/s/ Peggy V. Phillips Peggy V. Phillips	Director	March 17, 2008
/s/ Stanley A. Plotkin, M.D. Stanley A. Plotkin, M.D.	Director	March 17, 2008