Form 10-Q
period 2008-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2008-05-02
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of April 30, 2008, the registrant had outstanding 39,805,740 shares of common stock.

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

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$15,858	$14,293
Marketable securities available-for-sale	27,828	42,324
Investments held by Symphony Dynamo, Inc. (SDI)	29,475	31,631
Restricted cash	661	408
Accounts receivable	6,140	7,234
Prepaid expenses and other current assets	5,205	6,049

Total current assets	85,167	101,939
Property and equipment, net	10,268	7,314
Goodwill	2,312	2,312
Other intangible assets, net	2,994	3,239
Other assets	4,591	5,645

Total assets	$105,332	$120,449

Liabilities, noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$2,764	$4,418
Accrued liabilities	10,267	12,059
Deferred revenues	3,516	3,427

Total current liabilities	16,547	19,904
Deferred revenues, noncurrent	40,127	40,792
Liability from program option exercised under the SDI collaboration	15,000	15,000
Other long-term liabilities	7,616	5,622
Noncontrolling interest in SDI	6,775	8,341
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock: $0.001 par value; 100,000 shares authorized at March 31, 2008 and December 31, 2007; 39,806 and 39,765 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	259,068	258,266
Accumulated other comprehensive income:
Unrealized gain on marketable securities available-for-sale	182	138
Cumulative translation adjustment	320	260

Accumulated other comprehensive income	502	398
Accumulated deficit	(240,343)	(227,914)

Total stockholders’ equity	19,267	30,790

Total liabilities, noncontrolling interest and stockholders’ equity	$105,332	$120,449

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Collaboration revenue	$5,774	$747
Grant revenue	324	1,128
Service and license revenue	216	109

Total revenues	6,314	1,984
Operating expenses:
Research and development	15,120	13,632
General and administrative	4,571	4,180
Amortization of intangible assets	245	251

Total operating expenses	19,936	18,063

Loss from operations	(13,622)	(16,079)
Interest and other income, net	971	1,001
Interest expense	(1,344)	(28)

Loss including noncontrolling interest in Symphony Dynamo, Inc.	(13,995)	(15,106)
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc.	1,566	2,016

Net loss	$(12,429)	$(13,090)

Basic and diluted net loss per share	$(0.31)	$(0.33)

Shares used to compute basic and diluted net loss per share	39,785	39,727

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(12,429)	$(13,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	342
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc. (SDI)	(1,566)	(2,016)
Amortization of intangible assets	245	251
Accretion and amortization on marketable securities	(331)	(688)
Interest associated with Deerfield financing agreement	1,323	—
Stock-based compensation expense	661	808
Changes in operating assets and liabilities:
Accounts receivable	1,094	936
Prepaid expenses and other current assets	844	(1,009)
Inventory	—	11
Other assets	(80)	1,157
Accounts payable	(1,654)	(617)
Accrued liabilities	(2,234)	(954)
Deferred revenues	(576)	(30)

Net cash used in operating activities	(14,265)	(14,899)

Investing activities
Change in investments held by SDI	2,156	4,754
Purchases of marketable securities	(5,926)	(16,090)
Proceeds from sales of marketable securities	4,047	—
Proceeds from maturities of marketable securities	16,750	25,699
Purchases of property and equipment, net	(3,398)	(711)

Net cash provided by investing activities	13,629	13,652

Financing activities
Proceeds from notes payable issued to Deerfield	2,000	—
Proceeds from issuance of common stock, net of issuance costs	—	(19)
Proceeds from employee stock purchase plan	136	71
Proceeds from exercise of stock options	5	22

Net cash provided by financing activities	2,141	74

Effect of exchange rate on cash and cash equivalents	60	(2)

Net increase in cash and cash equivalents	1,565	(1,175)
Cash and cash equivalents at beginning of period	14,293	14,154

Cash and cash equivalents at end of period	$15,858	$12,979

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$—	$18

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2007 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission, or SEC.

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

Significant Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2008 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

In December 2007, the FASB ratified the final consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaboration Agreements”, which required certain income statement presentation of transactions with third parties and of payments between parties to the collaboration arrangement, along with disclosure about the nature of the arrangement. EITF 07-1 is effective for us beginning January 1, 2009. We do not expect the adoption of EITF 07-1 to have a material effect on our consolidated results of operations and financial condition.

In March 2007, the FASB discussed Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which addressed the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Early adoption of the provision of the consensus was not permitted. Accordingly, we adopted EITF 07-3 in the first quarter of fiscal 2008. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted SFAS 157 in the first quarter of fiscal 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption of this pronouncement.

2. Fair Value Measurements

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and investments held by SDI measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds	$40,210	$—	$—	$40,210
U.S. Treasury Bills	4,749	—	—	4,749
Corporate Debt Securities	—	27,828	—	27,828

Total	$44,959	$27,828	$—	$72,787

3. Intangible Assets

Intangible assets consist primarily of manufacturing process, customer relationships, and developed technology. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at March 31, 2008 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$1,428	$2,242
Customer relationships	5	1,230	478	752

Total	5	$4,900	$1,906	$2,994

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2008 (remaining nine months)	$734
2009	980
2010	980
2011	300

Total	$2,994

4. Symphony Dynamo, Inc.

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

The LLC Agreement provided for the formation of Symphony Dynamo Holdings LLC (Holdings) and its wholly-owned subsidiary, Symphony Dynamo, Inc. (SDI). Pursuant to the Funding Agreement, Symphony invested $50 million in Holdings ($20 million at closing and an additional $30 million in April 2007), which was invested into SDI to fund the Development Programs. Pursuant to the License Agreement, we licensed to Holdings our intellectual property rights related to the Development Programs, which were assigned to SDI. Pursuant to the R&D Agreement, which was also assigned to SDI, we are primarily responsible for performing the work required to proceed with the Development Programs unless we determine that certain work should be undertaken by third party contractors retained by SDI. As a result of these agreements, Symphony owns 100% of the equity of Holdings, which owns 100% of the equity of SDI.

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

In consideration for the warrant, we received an exclusive purchase option (Purchase Option) to acquire the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices that range from $74.7 million at the end of the second year of the arrangement, increasing quarterly up to $144.1 million at the fifth anniversary. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs, if not purchased through the exercise of the Purchase Option, will remain with SDI.

We have determined, pursuant to the guidance in FIN 46R, that SDI is a variable interest entity and we are its primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006.

At March 31, 2008, the investments held by SDI were $29.5 million. The investments held by SDI in the consolidated balance sheet include the aggregate $50 million of funding, less funds spent on the Development Programs as of the end of each reporting period.

At March 31, 2008, the noncontrolling interest balance was $6.8 million. The noncontrolling interest in SDI in the consolidated balance sheet represents Symphony’s equity investment in SDI of $50 million, reduced by the $5.6 million fair value of the warrants we issued and $2.6 million of fees we paid to Symphony upon the transaction’s closing, and the losses attributed to the noncontrolling interest since its inception in April 2006. The noncontrolling interest was further reduced when we recorded the $15 million liability upon our exercise of the Program Option in April 2007, as that amount will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI and charged to the noncontrolling interest were $1.6 million and $2 million for the three months ended March 31, 2008 and 2007, respectively. In accordance with FIN 46R, we have deducted the losses attributed to the noncontrolling interest in the determination of net loss in our consolidated statements of operations, and we will continue to deduct such losses until the carrying amount of the noncontrolling interest in the consolidated balance sheet is reduced to zero. We will be required to recognize losses incurred by SDI in our consolidated statements of operations after the noncontrolling interest balance has been exhausted.

5. Financing Agreement

In July 2007, Deerfield Management, a healthcare investment fund, and its affiliates (Deerfield) committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Repayment of a portion of the loan principal for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. If the TOLAMBA program is discontinued, we have no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal will be due in July 2010. A portion of the funding, if utilized, will advance our peanut and cat allergy programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. Warrants are required to be issued and priced on successful completion of milestones and, if all milestones are successfully achieved, Deerfield would receive warrants exercisable for the purchase of a total of 5,550,000 shares of our common stock, during the term of the loan agreement.

During the first quarter of 2008, we received from Deerfield $2 million in cash which is recorded as a long-term liability in our consolidated balance sheet as of March 31, 2008, which resulted in a total liability of $7.5 million. In addition, we issued to Deerfield warrants to purchase up to 3,550,000 shares of our common stock; such warrants were valued on the issuance date using the Black-Scholes valuation model. Total warrants issued in connection with the Deerfield financing agreement as of March 31, 2008 and their related assumptions under in the Black-Scholes option valuation model are as follows (in thousands except for Black-Scholes Assumptions):

		Black-Scholes Assumptions
Warrant Issuance Date	Shares Issued	Risk-Free Interest Rate	Expected Life (in years)	Volatility	Exercise Price per Share	Assigned Value using Black- Scholes
July 18, 2007	1,250	4.9%	5.5	0.7	$5.13	$3,350
October 18, 2007	1,300	4.2%	5.5	0.7	$5.75	3,700
December 27, 2007	1,000	3.6%	5.5	0.7	$5.65	2,746

Total	3,550					$9,796

At the date of issuance, the warrant valuation is recorded as a deferred transaction cost in other assets and an increase in additional paid in capital. The deferred transaction cost will be amortized on a straight-line basis over the remaining term of the loan and recognized as interest expense in the statement of operations. For the three months ended March 31, 2008, we amortized $0.9 million of deferred transaction cost in interest expense. Additionally, for the three months ended March 31, 2008 we recognized as interest expense $0.4 million associated with the commitment fee which was paid on April 30, 2008.

6. Commitments and Contingencies

We lease our facilities in Berkeley, California (Berkeley Lease) and Düsseldorf, Germany (Düsseldorf Lease) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated in September 2009 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of March 31, 2008 and December 31, 2007. The Berkeley Lease incentive is amortized as an offset to rent expense over the lease term, through September 2014. Total net rent expense related to our operating leases for the three months ended March 31, 2008 and 2007, was $0.6 million and $0.5 million, respectively. Deferred rent was $0.3 million as of March 31, 2008.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $55 thousand annually until August 2010. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2008, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2008 (remaining nine months)	$1,495
2009	2,483
2010	2,672
2011	2,729
2012	2,789
Thereafter	10,322

Total	$22,490

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2008 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2008 and December 31, 2007. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of March 31, 2008 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2008.

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

We obtain services from research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2008, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $6 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

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

7. Collaborative Research and Development Agreements

In October 2007, we entered into a global license and development collaboration agreement with Merck & Co., Inc. (Merck), to jointly develop HEPLISAV, a novel investigational hepatitis B vaccine. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received a non-refundable upfront payment of $31.5 million and are eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and royalties on global sales of HEPLISAV. Revenue from the initial payment is deferred and recognized ratably over estimated performance period of the collaboration agreement, which is estimated to be 13 years. For the three months ended March 31, 2008, we recognized revenue of $0.7 million related to the upfront fees. Collaboration revenue resulting from the performance of research and development services are recognized as related research and development costs are incurred, as provided for under the terms of these agreements. Cost reimbursement revenue under this collaboration agreement totaled $4.3 million for the three months ended March 31, 2008.

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

In September 2006, we entered into a research collaboration and license agreement with AstraZeneca AB, or AstraZeneca, for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. The collaboration is using our proprietary second-generation TLR9 agonist immunostimulatory sequences or ISS. Under the terms of the agreement, we are collaborating with AstraZeneca to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca is responsible for any development and worldwide commercialization of products arising out of the research program. We have the option to co-promote in the United States products arising from the collaboration. We received an upfront payment of $10 million, and are eligible to receive research funding, preclinical milestone payments, and potential future development milestones of up to $126 million. Upon commercialization, we are also eligible to receive royalties based on product sales. Collaboration revenue resulting from the performance of research services amounted to $0.7 million for the three months ended March 31, 2008. As of March 31, 2008, we recorded deferred revenue of $10.5 million associated with the upfront fee and amounts billed in advance for research services per the contract terms.

In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the first quarter of 2008. In August 2007, we were awarded a two-year $3.25 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants is recognized as the related expenses are incurred. For the three months ended March 31, 2008 and 2007, we recognized revenue of approximately $0.2 million, and $1.1 million, respectively

8. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 10.7 million and 6.2 million shares of common stock as of March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted net loss per share computations (in thousands):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(12,429)	$(13,090)
Denominator:
Weighted-average common shares outstanding used for basic and diluted net loss per share	39,785	39,727

9. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in the net loss. Comprehensive loss is as follows:

	Three Months Ended March 31,
	2008	2007
Net loss	$(12,429)	$(13,090)
Increase (decrease) in unrealized gain on marketable securities available-for-sale	44	(12)
Increase (decrease) in cumulative translation adjustment	60	(2)

Comprehensive loss	$(12,325)	$(13,104)

10. Stockholders’ Equity

As of March 31, 2008, we have two share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Weighted-average fair value	$3.34	$3.97	$2.15	$2.64
Risk-free interest rate	2.8%	4.8%	2.0%	5.0%
Expected life (in years)	4.7	4.7	1.3	1.2
Volatility	0.7	0.8	0.7	0.7
Expected dividends	—	—	—	—

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2008	2007
Employee and director stock-based compensation expense	$643	$797
Other stock-based compensation expense	18	11

Total	$661	$808

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 11%. As of March 31, 2008 the total unrecognized compensation cost related to non-vested options granted amounted to $8.6 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.9 years.

Activity under the stock option plans was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share
Balance at December 31, 2007	1,257,171	4,282,455	$5.36
Options authorized	400,000	—	—
Options granted	(1,057,350)	1,057,350	$5.86
Options exercised	—	—
1997 Plan shares exercised	—	(1,833)	$2.59
Options cancelled:
Options forfeited (unvested).	158,095	(158,095)	$5.74
Options expired (vested)	3,295	(3,295)	$5.87

Balance at March 31, 2008	761,211	5,176,582	$5.45

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of March 31, 2008:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	4,621,490	$5.39	7.7	$91,181
Options exercisable	2,258,423	$4.90	6.6	$91,181

Employee Stock Purchase Plan

As of March 31, 2008, 496,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (Purchase Plan), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 145,343 shares of our common stock under the Purchase Plan. At March 31, 2008, 350,657 shares of our common stock remained available for future purchases.

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

Our product candidates include: HEPLISAVTM , a hepatitis B vaccine in Phase 3 partnered with Merck & Co. Inc.; TOLAMBATM, a ragweed allergy therapy in Phase 2; a therapy for metastatic colorectal cancer in Phase 1; and a therapy for hepatitis B in Phase 1. Our preclinical asthma and chronic obstructive pulmonary disease (COPD) program is partnered with AstraZeneca AB. The National Institutes of Health (NIH) partially funds our preclinical work on a vaccine for influenza. Symphony Dynamo, Inc. (SDI) funds our colorectal cancer and hepatitis C therapeutic programs. Deerfield Management, a healthcare investment fund, and its affiliates (Deerfield), have committed funding for our allergy programs.

Recent Developments

HEPLISAV

HEPLISAV, our product candidate for hepatitis B prophylaxis, is based on proprietary ISS that specifically targets TLR9 to stimulate an innate immune response. HEPLISAV combines ISS with hepatitis B surface antigen (HBsAg) and is designed to significantly enhance the level, speed and longevity of protection. Previously reported clinical trial results have shown 100% seroprotection after two doses in subjects 18 to 39 years of age and after three doses in difficult-to-immunize subjects 40 to 70 years of age.

In March 2008, we announced that two Investigational New Drug (IND) applications for HEPLISAV have been placed on clinical hold by the U.S. Food and Drug Administration (FDA) due to a serious adverse event (SAE) that occurred in one subject who received HEPLISAV in a Phase 3 study being conducted outside the United States. The subject was preliminarily diagnosed to have Wegener’s granulomatosis, an uncommon disease in which the blood vessels are inflamed. All subjects in this Phase 3 clinical study have received all doses per the study protocol, and will continue to be monitored. Administration of vaccine has been suspended in the only study of HEPLISAV where injections were being administered actively, a fully enrolled Phase 2 study in End Stage Renal Disease (ESRD) subjects being conducted in Canada. A total of approximately 2,500 individuals have been vaccinated with more than 5,000 doses of HEPLISAV in 10 clinical trials spanning approximately seven years. No additional HEPLISAV clinical trials will be initiated until the clinical hold has been resolved. We and Merck & Co., Inc. (Merck), along with additional collaborators, including clinical investigators and leading experts, are investigating the medical history of the individual who experienced the SAE to understand better the onset of this diagnosed disease, including whether it was a pre-existing condition. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development, or that if HEPLISAV continues in development, that the FDA will not require significant limitations impacting the timing and clinical data required to achieve approval.

In October 2007, we entered into a global license and development collaboration agreement with Merck to jointly develop HEPLISAV. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received an initial upfront payment of $31.5 million, and are eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and double-digit tiered royalties on global sales of HEPLISAV. Under Merck’s supervision, we continue to manage the ongoing Phase 3 study in Canada and Europe as well as other licensure-required studies. The United States Food and Drug Administration Biologics Licensing Application (BLA) and other marketing applications will be the joint responsibility of Merck and Dynavax, and are intended to be submitted by Merck. Also in October 2007, we entered into a manufacturing agreement with Merck. We are responsible for manufacturing the hepatitis B surface antigen component of HEPLISAV for Merck, which is expected to be produced at Dynavax Europe’s Düsseldorf, Germany facility using our proprietary technology developed there and later, at our expanded facility to support expected market demand. This manufacturing obligation is for 10 years from the date of first major market launch of HEPLISAV. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development. Merck may terminate the agreement upon written notice to us, and there can be no assurance that Merck will continue the collaboration regardless of whether or not the clinical hold by the FDA is released.

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

Critical Accounting Policies and the Use of Estimates

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2008 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, government and private agency grants, services and license fees. Services and license fees include research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended March 31,		Increase From 2007 to 2008
Revenues:	2008	2007	$	%
Collaboration revenue	$5,774	$747	$5,027	673%
Grant revenue	324	1,128	(804)	(71%)
Services and license revenue	216	109	107	98%

Total revenues	$6,314	$1,984	$4,330	218%

Total revenues for the quarter ended March 31, 2008 increased by $4.3 million, or 218%, over the same period in 2007 primarily due to an increase in revenue recognized from our collaboration arrangement with Merck, offset by a decrease in grant revenue resulting from the completion of certain grant activities in 2007. Services and license revenue of $0.2 million was derived primarily from R&D services provided to customers of Dynavax Europe.

We anticipate that our revenues will increase significantly in 2008 as compared to 2007 due primarily to our collaboration with Merck. Depending upon the resolution of the HEPLISAV clinical hold by the FDA, there could be an impact on the timing of the Merck-related revenues, including the recognition of the upfront payment and future development cost reimbursement.

Research and Development

Research and development expenses consist of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings, and manufacturing our product candidates. We expense our research and development costs as they are incurred.

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2007 to 2008
Research and development:	2008	2007	$	%
Compensation and related personnel costs	$5,367	$4,328	$1,039	24%
Outside services	8,036	7,675	361	5%
Facility costs	1,537	1,414	123	9%
Non-cash stock-based compensation	180	215	(35)	(16%)

Total research and development	$15,120	$13,632	$1,488	11%

Research and development expenses for the three months ended March 31, 2008 increased by $1.5 million, or 11%, over the same period in 2007. The increase primarily reflects additional compensation and related personnel costs associated with overall organizational growth to further develop our clinical candidates. Outside services increased primarily due to $1.1 million in cost related to the expansion of our manufacturing capabilities in Europe, offset by a decrease of $0.7 million in clinical development and preclinical costs for our product candidates and earlier stage programs. Facility costs increased primarily due to higher operating costs in both the U.S. and Europe.

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

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2007 to 2008
General and administrative:	2008	2007	$	%
Compensation and related personnel costs	$2,044	$1,787	$257	14%
Outside services	1,383	1,177	206	18%
Legal costs	359	492	(133)	(27%)
Facility costs	310	133	177	133%
Non-cash stock-based compensation	475	591	(116)	(20%)

Total general and administrative	$4,571	$4,180	$391	9%

General and administrative expenses for the three months ended March 31, 2008 increased by $0.4 million, or 9%, over the same period in 2007. The increase primarily reflects additional compensation and related personnel costs associated with overall organizational growth. Outside services increased primarily due to higher accounting and consulting fees incurred in conjunction with various corporate activities. Facility costs increased primarily due to operating costs in both the U.S. and Europe.

We expect general and administrative expenses to increase modestly in 2008 as compared to 2007, resulting from continued organizational growth and expenses incurred to support corporate development activities.

Amortization of Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $0.2 million for the three months ended March 31, 2008 compared to $0.3 million for the same period in 2007.

Interest and Other Income, Net and Interest Expense

Interest income is reported net of amortization on marketable securities and realized gains and losses on investments. Other income includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. The following is a summary of our interest and other income, net and interest expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2007 to 2008
	2008	2007	$	%
Interest and other income, net	$971	$1,001	$(30)	(3%)
Interest expense	1,344	28	1,316	4,700%

Interest expense for the three months ended March 31, 2008 increased by $1.3 million, or 4,700%, over the same period in 2007 due to interest expense incurred from the commitment fees and warrants issued under the Deerfield financing agreement.

Amount Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006 and, in accordance with FIN 46R, the results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006. In accordance with FIN 46R, we have deducted the losses attributed to the noncontrolling interest in the determination of net loss in our consolidated statements of operations, and we will continue to deduct such losses until the carrying amount of the noncontrolling interest in the consolidated balance sheet is reduced to zero. For the three months ended March 31, 2008 and 2007, the losses attributed to the noncontrolling interest were $1.6 million and $2 million, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

In December 2007, the FASB ratified the final consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaboration Agreements”, which required certain income statement presentation of transactions with third parties and of payments between parties to the collaboration arrangement, along with disclosure about the nature of the arrangement. EITF 07-1 is effective for us beginning January 1, 2009. We do not expect the adoption of EITF 07-1 to have a material effect on our consolidated results of operations and financial conditions.

In March 2007, the FASB discussed Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which addressed the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Early adoption of the provision of the consensus was not permitted. Accordingly, we adopted EITF 07-3 in the first quarter of fiscal 2008. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted SFAS 157 in the first quarter of fiscal 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption of this pronouncement.

Liquidity and Capital Resources

As of March 31, 2008, we had $73.2 million in cash, cash equivalents and marketable securities and investments held by SDI. Our funds are currently invested in a variety of securities, including institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.

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

In July 2007, Deerfield committed up to $30 million in project financing for a planned chamber study and subsequent field study for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Repayment of a portion of the loan principal for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. If the TOLAMBA program is discontinued, we have no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal will be due in July 2010. A portion of the funding, if utilized, will advance our peanut and cat allergy programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. If all milestones are successfully achieved, Deerfield would receive warrants for the purchase of up to a total of 5,550,000 million shares of the Company’s common stock during the term of the loan agreement. As of March 31, 2008, we issued 3,550,000 warrants to Deerfield, and $7.5 million remained outstanding under the loan agreement.

In October 2007, we entered into a global license and development collaboration agreement with Merck & Co, Inc, to jointly develop HEPLISAV. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, will fund future vaccine development, and be responsible for commercialization. We received an initial payment of $31.5 million during the fourth quarter 2007, and are eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and double-digit tiered royalties on global sales of HEPLISAV.

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

Cash used in operating activities was $14.3 million during the three months ended March 31, 2008 compared to $14.9 million for the same period in 2007. The decrease in cash usage over the prior year was due primarily to the decrease in our net loss and the amount attributed to the noncontrolling interest in SDI.

Cash provided by investing activities was $13.6 million during the three months ended March 31, 2008 compared to $13.7 million for the same period in 2007. The decrease was attributed to the net proceeds from sales and maturities of marketable securities.

Cash provided by financing activities was $2.1 million during the three months ended March 31, 2008 compared to $74 thousand for the same period in 2007. Cash provided by financing activities primarily included the proceeds from the Deerfield financing agreement.

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

Contractual Obligations

The following summarizes our significant contractual obligations as of March 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Future minimum payments under our operating lease, excluding payments from the sublease agreement	$22,490	$1,495	$7,884	$5,621	$7,490
Long-term liability from the program option exercised under the SDI collaboration	15,000	—	15,000	—	—
Future commitment fees under our financing agreement with Deerfield	4,069	1,770	2,299	—	—
Long-term liability from Deerfield financing agreement	7,500	—	7,500	—	—

Total	$49,059	$3,265	$32,683	$5,621	$7,490

We lease our facilities in Berkeley, California (Berkeley Lease) and Düsseldorf, Germany (Düsseldorf Lease) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in September 2009 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $55 thousand annually until August 2010. The sublease rental income is offset against rent expense.

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

As of March 31, 2008, we have drawn down $7.5 million from the Deerfield financing agreement in which the outstanding principal will be due in July 2010.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2008 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2008 and December 31, 2007. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of March 31, 2008 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2008.

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

We obtain services from research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2008, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $6 million through 2008. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

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

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Due to the short duration and nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the U.S. to support the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of March 31, 2008 was $0.3 million primarily related to translation of Dynavax Europe activities from Euros to U.S. dollars.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $240.3 million as of March 31, 2008. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors and are scheduled to terminate in 2009. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

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

The success of our product candidates depends on achieving successful clinical results and regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

None of our product candidates have been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approval for our most advanced product candidates. Approval processes in the United States and in other countries are uncertain, take many years and require the expenditure of substantial resources.

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

We may extend, suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, concerns regarding health risks to test subjects or inadequate supply of the product candidate. In addition, our ability to conduct clinical trials for some of our product candidates is limited due to the seasonal nature of the indication. Even a small delay in a trial for any product candidate could require us to delay commencement of the trial until the target population is available for testing, which could result in a delay of an entire year.

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

We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV, which is part of our collaboration with Merck & Co., Inc, or Merck. We are obligated to manufacture, on behalf of Merck, HEPLISAV for clinical development and commercial quantities of hepatitis B surface antigen. Accordingly, we will have to allocate the entire capacity of our Düsseldorf facility to meet our obligations under the Merck collaboration. Moreover, in order to meet our commercial supply obligations to Merck, we expect to have to establish commercial-scale manufacturing capability for HEPLISAV, which will involve increased capital and operating costs and the assumption of risks associated with the construction, validation and operation of a new commercial manufacturing facility as well as the continued operation of our existing facility. There can be no assurance that we can successfully meet our supply obligations to Merck and maintain our internal product candidate timelines and, if we undertake the establishment of a new commercial manufacturing facility, that we can finance the capital costs and ongoing expenses that we would need to undertake until or if HEPLISAV achieves commercial success. There also can be no assurance that the cost of meeting our supply obligation to Merck will be covered by the negotiated supply price.

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

In July 2007, we entered into a funding arrangement with Deerfield Management, or Deerfield, to support our further development of our allergy product programs, including TOLAMBA. Our continued access to the funding is dependent upon our successful achievement of specified milestones in a timely manner. There can be no assurance that TOLAMBA will be entered into planned clinical studies or successfully achieve the planned end points, and failure to successfully further develop TOLAMBA according to our current clinical plans may result in the termination of further development efforts. Moreover, even if we achieve the planned clinical results, we will be required to issue additional warrants to purchase up to 2,000,000 shares of our Common Stock and repay outstanding loans to Deerfield. We may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to repay the loan at maturity. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders.

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

In April 2006, we granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapeutics (Development Programs) to Symphony Dynamo, Inc. (SDI) in consideration for a commitment from Symphony Capital Partners, LP and certain of its affiliates (Symphony) to provide $50 million of capital to advance the Development Programs. As part of the arrangement, we received an exclusive purchase option (Purchase Option) to acquire all of the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices ranging from $74.7 to $144.1 million. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs not purchased through the exercise of the Purchase Option will remain with SDI.

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

If we elect to exercise the Purchase Option, we will be required to make a payment of at least $74.7 million, increasing thereafter quarterly, which at our discretion may be paid partially in shares of our common stock. As a result, in order to exercise the Purchase Option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the Purchase Option and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to exercise the Purchase Option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

10.35*	Amendment No. 1 to Common Stock Purchase Agreement, dated February 22, 2008, between Azimuth Opportunity Ltd., and Dynavax Technologies Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 2, 2008	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2008	By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer
(Principal Financial Officer)