Form 10-Q
period 2008-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2008-08-06
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 4, 2008, the registrant had outstanding 39,805,740 shares of common stock.

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

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,870	$14,293
Marketable securities available-for-sale	20,216	42,324
Investments held by Symphony Dynamo, Inc. (SDI)	28,029	31,631
Restricted cash	699	408
Accounts receivable	8,057	7,234
Prepaid expenses and other current assets	5,138	6,049

Total current assets	77,009	101,939
Property and equipment, net	11,165	7,314
Goodwill	2,312	2,312
Other intangible assets, net	2,749	3,239
Other assets	3,703	5,645

Total assets	$96,938	$120,449

Liabilities, noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$1,379	$4,418
Accrued liabilities	10,381	12,059
Deferred revenues	3,682	3,427

Total current liabilities	15,442	19,904
Deferred revenues, noncurrent	39,785	40,792
Liability from program option exercised under the SDI collaboration	15,000	15,000
Other long-term liabilities	7,611	5,622
Noncontrolling interest in SDI	5,286	8,341
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock: $0.001 par value; 100,000 shares authorized at June 30, 2008 and December 31, 2007; 39,806 and 39,765 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	259,843	258,266
Accumulated other comprehensive income:
Unrealized gain on marketable securities available-for-sale	24	138
Cumulative translation adjustment	329	260

Accumulated other comprehensive income	353	398
Accumulated deficit	(246,422)	(227,914)

Total stockholders’ equity	13,814	30,790

Total liabilities, noncontrolling interest and stockholders’ equity	$96,938	$120,449

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Collaboration revenue	$7,701	$752	$13,475	$1,499
Grant revenue	1,122	587	1,446	1,715
Service and license revenue	1,155	461	1,371	570

Total revenues	9,978	1,800	16,292	3,784
Operating expenses:
Research and development	12,946	19,164	28,066	32,796
General and administrative	3,420	4,206	7,991	8,386
Amortization of intangible assets	245	252	490	503

Total operating expenses	16,611	23,622	36,547	41,685

Loss from operations	(6,633)	(21,822)	(20,255)	(37,901)
Interest and other income, net	405	1,118	1,376	2,119
Interest expense	(1,340)	(37)	(2,684)	(65)

Loss including noncontrolling interest in Symphony Dynamo, Inc.	(7,568)	(20,741)	(21,563)	(35,847)
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc.	1,489	3,037	3,055	5,053

Net loss	$(6,079)	$(17,704)	$(18,508)	$(30,794)

Basic and diluted net loss per share	$(0.15)	$(0.45)	$(0.47)	$(0.78)

Shares used to compute basic and diluted net loss per share	39,806	39,741	39,795	39,734

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(18,508)	$(30,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	712
Amount attributed to noncontrolling interest in Symphony Dynamo, Inc. (SDI)	(3,055)	(5,053)
Amortization of intangible assets	490	503
Loss on disposal of assets	2	—
Accretion and amortization on marketable securities	(533)	(1,239)
Interest expense associated with Deerfield financing agreement	2,204	—
Stock-based compensation expense	1,436	1,497
Changes in operating assets and liabilities:
Accounts receivable	(823)	1,052
Prepaid expenses and other current assets	911	(1,087)
Inventory	—	9
Other assets	(111)	1,155
Accounts payable	(3,039)	1,224
Accrued liabilities	(2,120)	(1,106)
Deferred revenues	(752)	(230)

Net cash used in operating activities	(22,990)	(33,357)

Investing activities
Change in investments held by SDI	3,602	(21,735)
Purchases of marketable securities	(13,420)	(40,504)
Proceeds from sales of marketable securities	4,047	—
Proceeds from maturities of marketable securities	31,900	59,450
Purchases of property and equipment, net	(4,772)	(1,587)

Net cash provided by (used in) investing activities	21,357	(4,376)

Financing activities
Proceeds from the purchase of noncontrolling interest in SDI, net of fees	—	30,000
Proceeds from notes payable issued to Deerfield	2,000	—
Proceeds from issuance of common stock, net of issuance costs	—	(19)
Proceeds from employee stock purchase plan	136	71
Proceeds from exercise of stock options	5	22

Net cash provided by financing activities	2,141	30,074

Effect of exchange rate on cash and cash equivalents	69	8

Net increase (decrease) in cash and cash equivalents	577	(7,651)
Cash and cash equivalents at beginning of period	14,293	14,154

Cash and cash equivalents at end of period	$14,870	$6,503

Supplemental disclosure of non-cash flow information
Disposal of fully depreciated property and equipment	$—	$24

Liability from program option exercised under the SDI collaboration	$—	$15,000

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation discovers, develops and intends to commercialize innovative TLR9 agonist-based products to treat and prevent infectious diseases, allergy, cancer and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our TLR9 agonists are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation. We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

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

Significant Accounting Policies

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2008 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In March 2007, the FASB discussed EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which addressed the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Early adoption of the provision of the consensus was not permitted. Accordingly, we adopted EITF 07-3 in the first quarter of fiscal 2008. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted SFAS 157 in the first quarter of fiscal 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

2. Fair Value Measurements

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and investments held by SDI measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money Market Funds	$39,309	$—	$—	$39,309
U.S. Government Agency Securities	—	5,752	—	5,752
Corporate Debt Securities	—	15,962	—	15,962

Total	$39,309	$21,714	$—	$61,023

3. Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships we acquired through Rhein Biotech GmbH (Rhein). The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following table presents details of the purchased intangible assets at June 30, 2008 (in thousands, except years):

June 30, 2008	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$1,611	$2,059
Customer relationships	5	1,230	540	690

Total	5	$4,900	$2,151	$2,749

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2008 (remaining six months)	$490
2009	980
2010	980
2011	299

Total	$2,749

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

At June 30, 2008, the investments held by SDI were $28 million. The investments held by SDI in the consolidated balance sheet include the aggregate $50 million of funding, less funds spent on the Development Programs as of the end of each reporting period.

At June 30, 2008, the noncontrolling interest balance was $5.3 million. The noncontrolling interest in SDI in the consolidated balance sheet represents Symphony’s equity investment in SDI of $50 million, reduced by the $5.6 million fair value of the warrants we issued and $2.6 million of fees we paid to Symphony upon the transaction’s closing, and the losses attributed to the noncontrolling interest since its inception in April 2006. The noncontrolling interest was further reduced when we recorded the $15 million liability upon our exercise of the Program Option in April 2007, as that amount will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI and charged to the noncontrolling interest were $3.1 million and $5.1 million for the six months ended June 30, 2008 and 2007, respectively. In accordance with FIN 46R, we have deducted the losses attributed to the noncontrolling interest in the determination of net loss in our consolidated statements of operations, and we will continue to deduct such losses until the carrying amount of the noncontrolling interest in the consolidated balance sheet is reduced to zero. We will be required to recognize losses incurred by SDI in our consolidated statements of operations after the noncontrolling interest balance has been exhausted.

5. Financing Agreement

In July 2007, Deerfield Management, a healthcare investment fund, and its affiliates (Deerfield) committed up to $30 million in project financing for TOLAMBA™, our product candidate for the treatment of ragweed allergy, and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. Warrants are required to be issued and priced on successful completion of milestones and, if all milestones are successfully achieved, Deerfield would receive warrants exercisable for the purchase of a total of 5,550,000 shares of our common stock, during the term of the loan agreement. Repayment of a portion of the loan principal for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. We are currently in discussions with Deerfield to terminate the loan agreement.

As of June 30, 2008, we have received $7.5 million in cash from Deerfield, which is recorded as a long-term liability in our consolidated balance sheet. During the second quarter of 2008, we announced our decision to discontinue clinical development of TOLAMBA after reporting that primary endpoint data from a chamber study of TOLAMBA did not achieve statistical significance.

As of June 30, 2008, we have issued to Deerfield warrants to purchase up to 3,550,000 shares of our common stock; such warrants were valued on the issuance date using the Black-Scholes valuation model. Total warrants issued in connection with the Deerfield financing agreement and their related assumptions under the Black-Scholes option valuation model are as follows (in thousands except for Black-Scholes Assumptions):

Warrant Issuance Date	Shares Issued	Black-Scholes Assumptions				Assigned Value using Black- Scholes
		Risk-Free Interest Rate	Expected Life (in years)	Volatility	Exercise Price per Share
July 18, 2007	1,250	4.9%	5.5	0.7	$5.13	$3,350
October 18, 2007	1,300	4.2%	5.5	0.7	$5.75	3,700
December 27, 2007	1,000	3.6%	5.5	0.7	$5.65	2,746

Total	3,550					$9,796

At the date of each issuance, the warrant valuation was recorded as a deferred transaction cost in other assets and an increase in additional paid in capital. The deferred transaction cost is amortized on a straight-line basis over the remaining term of the loan and recognized as interest expense in the statement of operations. For the three and six months ended June 30, 2008, we amortized $0.9 million and $1.8 million, respectively, of deferred transaction cost in interest expense. Additionally, for the three and six months ended June 30, 2008, we recognized $0.4 million and $0.9 million, respectively, of interest expense associated with the commitment fee.

6. Commitments and Contingencies

We lease our facilities in Berkeley, California (Berkeley Lease) and Düsseldorf, Germany (Düsseldorf Lease) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated in September 2009 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of June 30, 2008 and December 31, 2007. The Berkeley Lease incentive is amortized as an offset to rent expense over the lease term, through September 2014. Total net rent expense related to our operating leases for the six months ended June 30, 2008 and 2007, was $1.2 million and $1.0 million, respectively. Deferred rent was $0.4 million as of June 30, 2008.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $55 thousand annually until August 2010. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2008, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2008 (remaining six months)	$1,008
2009	2,486
2010	2,676
2011	2,734
2012	2,793
Thereafter	10,361

Total	$22,058

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2008 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2008 and December 31, 2007. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of June 30, 2008 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of June 30, 2008.

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

We obtain services from research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2008, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $3 million through 2009. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

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

7. Collaborative Research and Development Agreements

In October 2007, we entered into a global license and development collaboration agreement with Merck & Co., Inc. (Merck), to jointly develop HEPLISAV™, a novel investigational hepatitis B vaccine. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received a non-refundable upfront payment of $31.5 million and are eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and royalties on global sales of HEPLISAV. Revenue from the initial payment is deferred and recognized ratably over estimated performance period of the collaboration agreement. For the three and six months ended June 30, 2008, we recognized revenue of $0.6 million and $1.3 million, respectively, related to the upfront fees. Collaboration revenue resulting from the performance of research and development services are recognized as related research and development costs are incurred, as provided for under the terms of these agreements. Cost reimbursement revenue under this collaboration agreement totaled $6.2 million and $10.5 million for the three and six months ended June 30, 2008, respectively.

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

In September 2006, we entered into a research collaboration and license agreement with AstraZeneca AB, or AstraZeneca, for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease, or COPD. The collaboration is using our proprietary second-generation TLR9 agonist immunostimulatory sequences or ISS. Under the terms of the agreement, we are collaborating with AstraZeneca to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca is responsible for any development and worldwide commercialization of products arising out of the research program. We have the option to co-promote in the United States products arising from the collaboration. We received an upfront payment of $10 million, and are eligible to receive research funding, preclinical milestone payments, and potential future development milestones of up to $126 million. Upon commercialization, we are also eligible to receive royalties based on product sales. Collaboration revenue resulting from the performance of research services amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2008, we recorded deferred revenue of $10.6 million associated with the upfront fee and amounts billed in advance for research services per the contract terms.

In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the second quarter of 2008. In August 2007, we were awarded a two-year $3.25 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants is recognized as the related expenses are incurred. For the six months ended June 30, 2008 and 2007, we recognized revenue of approximately $1.1 million, and $1.7 million, respectively.

8. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 11.1 million and 6.2 million shares of common stock as of June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted net loss per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator: Net loss	$(6,079)	$(17,704)	$(18,508)	$(30,794)
Denominator:
Weighted-average common shares outstanding used for basic and diluted net loss per share	39,806	39,741	39,795	39,734

9. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in the net loss. Comprehensive loss is as follows:

	Six Months Ended June 30,
	2008	2007
Net loss	$(18,508)	$(30,794)
Increase (decrease) in unrealized gain on marketable securities available-for-sale	(114)	7
Increase (decrease) in cumulative translation adjustment	69	8

Comprehensive loss	$(18,553)	$(30,779)

10. Stockholders’ Equity

As of June 30, 2008, we have two share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Weighted-average fair value per share	$1.38	$2.78	$2.64	$3.99	$2.15	$2.65
Risk-free interest rate	3.0%	4.8%	2.8%	4.8%	2.0%	4.7%
Expected life (in years)	4.0	4.0	4.4	5.7	1.3	1.2
Volatility	0.8	0.7	0.7	0.8	0.7	0.7
Expected dividends	—	—	—	—	—	—

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee and director stock-based compensation expense	$775	$674	$1,418	$1,471
Other stock-based compensation expense	—	15	18	26

Total	$775	$689	$1,436	$1,497

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 11%. As of June 30, 2008 the total unrecognized compensation cost related to non-vested options granted amounted to $8.1 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.7 years.

Activity under the our stock option plans was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share
Balance at December 31, 2007	1,257,171	4,282,455	$5.36
Options authorized	400,000	—	—
Options granted	(1,626,350)	1,626,350	$4.60
Options exercised	—	—	—
1997 Plan shares exercised	—	(1,833)	$2.59
Options cancelled:
Options forfeited (unvested)	225,345	(225,345)	$5.94
Options expired (vested)	49,800	(50,632)	$6.09

Balance at June 30, 2008	305,966	5,630,995	$5.10

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of June 30, 2008:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	5,068,624	$5.07	7.7	—
Options exercisable	2,412,725	$4.90	6.4	—

Employee Stock Purchase Plan

As of June 30, 2008, 496,000 shares were reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 145,343 shares of our common stock under the Purchase Plan. At June 30, 2008, 350,657 shares of our common stock remained available for future purchases.

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

Overview

Dynavax Technologies Corporation discovers, develops and intends to commercialize innovative TLR9 agonist-based products to treat and prevent infectious diseases, allergy, cancer and chronic inflammatory diseases using versatile, proprietary approaches that alter immune system responses in highly specific ways. Our TLR9 agonists are based on immunostimulatory sequences, or ISS, which are short DNA sequences that enhance the ability of the immune system to fight disease and control chronic inflammation.

Our clinical product candidates include: HEPLISAV, a hepatitis B vaccine partnered with Merck & Co., Inc. (Merck); a therapy for metastatic colorectal cancer; and therapies for hepatitis B and C. Our preclinical asthma and chronic obstructive pulmonary disease (COPD) program is partnered with AstraZeneca AB (AstraZeneca). The National Institutes of Health (NIH) partially funds our preclinical universal influenza vaccine program that is being coordinated with Novartis Vaccines and Diagnostics, Inc. (Novartis). Symphony Dynamo Inc. (SDI) funds our colorectal cancer and hepatitis C therapeutic programs.

Recent Developments

HEPLISAV

HEPLISAV, our product candidate for hepatitis B prophylaxis, is based on proprietary ISS that specifically targets TLR9 to stimulate an innate immune response. HEPLISAV combines ISS with hepatitis B surface antigen (HBsAg) and is designed to significantly enhance the level, speed and longevity of protection. Previously reported clinical trial results have shown 100% seroprotection after two doses in subjects 18 to 39 years of age and after three doses in difficult-to-immunize subjects 40 to 70 years of age. HEPLISAV is being jointly developed by Dynavax and Merck for use in adults and in patients with end stage renal disease.

In August 2008, we announced immunogenicity results from a Phase 3 clinical trial comparing HEPLISAV to GlaxoSmithKline’s vaccine, Engerix-B®. The study achieved its primary endpoint. The study, called PHAST (Phase 3 HeplisAv Short-regimen Trial), evaluated a two-dose regimen of HEPLISAV administered at 0 and 1 month compared to a three-dose regimen of Engerix-B administered at 0, 1 and 6 months. The primary endpoint was the proportion of subjects who developed protective antibodies to hepatitis B after administration. In the PHAST study, 95.1% of subjects who received two doses of HEPLISAV developed antibodies to hepatitis B when measured at 12 weeks, versus 81.1% of subjects who received three doses of Engerix-B when measured at 28 weeks. The multi-center study evaluated more than 2,400 subjects from 11 to 55 years of age in Canada and Germany.

As previously disclosed in March 2008, the U.S. Food and Drug Administration (FDA) placed a clinical hold on the two Investigational New Drug (IND) Applications for HEPLISAV. In issuing the clinical hold, the FDA requested a review of clinical and preclinical safety data for HEPLISAV. Additionally, the FDA requested all available information about a serious adverse event (SAE)

that occurred in one subject who received HEPLISAV in the PHAST trial. The subject was preliminarily diagnosed to have Wegener’s granulomatosis, an uncommon disease in which the blood vessels are inflamed. No additional HEPLISAV clinical trials will be initiated until the clinical hold has been resolved. We and Merck plan to provide a complete response to the clinical hold questions raised by the FDA in a timely manner. The FDA will then determine whether the response provided is satisfactory for the continuation of the clinical program. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development, or that if HEPLISAV continues in development, that the FDA will not require significant limitations impacting the timing and clinical data required to achieve approval.

In October 2007, we entered into a global license and development collaboration agreement with Merck to jointly develop HEPLISAV. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received an initial upfront payment of $31.5 million, and are eligible to receive development cost reimbursement, future development and sales milestone payments up to $105 million, and royalties on global sales of HEPLISAV. Under Merck’s supervision, we continue to manage clinical studies. The U.S. FDA Biologics Licensing Application (BLA) and other marketing applications will be the joint responsibility of Merck and Dynavax, and are intended to be submitted by Merck. Also in October 2007, we entered into a manufacturing agreement with Merck. We are responsible for manufacturing the hepatitis B surface antigen component of HEPLISAV for Merck, which is expected to be produced at Dynavax Europe’s Düsseldorf, Germany facility using our proprietary technology developed there and later, at our expanded facility to support expected market demand. This manufacturing obligation is for 10 years from the date of first major market launch of HEPLISAV. As a result of the clinical hold, there can be no assurance that HEPLISAV can continue in further development. Merck may terminate the agreement upon written notice to us, and there can be no assurance that Merck will continue the collaboration regardless of whether or not the clinical hold by the FDA is released.

TOLAMBA

TOLAMBA, our product candidate for the treatment of ragweed allergy, consists of ISS linked to the purified major allergen of ragweed, Amb a 1. TOLAMBA is designed to target the underlying cause of seasonal allergic rhinitis caused by ragweed. The linking of ISS to Amb a 1 ensures that both ISS and ragweed allergen are presented simultaneously to the same immune cells, producing a highly specific allergy inhibitory effect and suppressing the Th2 cells responsible for inflammation associated with ragweed allergy.

In May 2008, we announced our decision to discontinue clinical development of TOLAMBA after reporting that primary endpoint data from our Phase 2b environmental exposure chamber study did not achieve statistical significance. Although statistical significance was not achieved, TOLAMBA showed a trend toward a reduction of the symptoms of ragweed allergic individuals relative to placebo, consistent with the results of earlier trials. For example, in two prior large scale studies of TOLAMBA, a multi-year Phase 2 study conducted in 2004-2005 and the DARTT study conducted in 2006, reductions in symptom scores were observed but the primary efficacy endpoints were not achieved. The chamber study displayed a high degree of variability in the data set possibly due to the subjective nature of symptom scoring used to assess efficacy – an issue observed in previous TOLAMBA clinical trials and one that we believe may be difficult to overcome in future clinical studies. We are currently conducting an analysis of biological mechanism data from the chamber study in order to determine whether our allergy program will be continued.

Influenza Vaccine

We are developing a novel universal influenza vaccine designed specifically to overcome the limitations of standard seasonal and pandemic vaccines. Our approach combines a proprietary second-generation TLR9 agonist with two conserved influenza antigens – nucleoprotein (NP) and the extracellular domain of matrix protein 2 (M2e) – and a trivalent influenza vaccine. Our vaccine is designed to be differentiated from other influenza vaccines by providing both an adjuvant effect to enhance the immunogenicity of the seasonal vaccine and cross-strain protection via conserved influenza antigens.

In July 2008, we announced an agreement with Novartis for the supply and development, and possible commercialization, of Dynavax’s novel Universal Influenza Vaccine in collaboration with Novartis. Under the agreement, Novartis agreed to provide us with a supply of trivalent influenza vaccine, an essential component of our universal influenza vaccine, for both clinical trial use and vaccine sales. Novartis received an exclusive option to negotiate a Joint Development and Commercialization Agreement with Dynavax. We agreed to conduct early-stage development through a defined proof-of-concept. If Novartis exercises the right to negotiate a further agreement for development and commercialization, Dynavax would retain co-commercialization rights in the U.S. and receive product royalties outside of the U.S. Should the option not be exercised, Novartis remains committed to providing commercial supply of trivalent influenza vaccine with pre-agreed commercial terms and Dynavax retains the right to independently continue with late-stage development and commercialization.

Immunoregulatory Sequences

In July 2008 we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus (SLE), an autoimmune disease that affects over a million people in the United States, disproportionately affecting women of childbearing age. SLE is difficult to treat, and the few effective therapies have significant toxicities and side effects. The abnormal activation of two types of immune system cells, B lymphocytes and plasmacytoid dendritic cells (PDC) are important in the pathogenesis of the disease. The chronic activation of both cell types appears due to stimulation by DNA and RNA acting through the innate immune receptors, TLR7 and TLR9. We have developed a series of synthetic oligonucleotides, termed immunoregulatory sequence, or IRS, with sequence motifs strongly inhibitory for both TLR7 and TLR9 signaling. In earlier work we characterized the specificity of IRS and provided rationale for the treatment of lupus based on animal model and human in vitro experiments. We have developed an optimized and stabilized IRS molecule which we consider to be appropriate for clinical development. This grant comprises several related activities to advance the IRS program toward filing of an IND application for clinical trials.

Critical Accounting Policies and the Use of Estimates

There have been no significant changes in our critical accounting policies during the six months ended June 30, 2008 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, government and private agency grants, services and license fees. Services and license fees include research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2007 to 2008		Six Months Ended June 30,		Increase (Decrease) from 2007 to 2008
Revenues:	2008	2007	$	%	2008	2007	$	%
Collaboration revenue	$7,701	$752	$6,949	924%	$13,475	$1,499	$11,976	799%
Grant revenue	1,122	587	535	91%	1,446	1,715	(269)	(16%)
Service and license revenue	1,155	461	694	151%	1,371	570	801	141%

Total revenues	$9,978	$1,800	$8,178	454%	$16,292	$3,784	$12,508	331%

Total revenues for the six months ended June 30, 2008 were $16.3 million, compared to $3.8 million for the same period in 2007 primarily due to an increase in revenue recognized from our collaboration arrangement with Merck, offset by a slight decrease in grant revenue resulting from the completion of certain grant activities in 2007. Services and license revenue of $1.4 million for the six months ended June 30, 2008, derived primarily from customers of Dynavax Europe, increased primarily due to royalties received in the first half of 2008.

We anticipate that our revenues will increase significantly in 2008 as compared to 2007 due primarily to our collaboration with Merck. Depending upon the resolution of the HEPLISAV clinical hold by the FDA, there could be an impact on the timing of the Merck-related revenues, including the recognition of the upfront payment and future development cost reimbursement.

Research and Development

Research and development expenses consist of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings, manufacturing our product candidates, and cost of sales relating to service and license revenue. We expense our research and development costs as they are incurred.

The following is a summary of our research and development expense (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2007 to 2008		Six Months Ended June 30,		Increase (Decrease) from 2007 to 2008
Research and development:	2008	2007	$	%	2008	2007	$	%
Compensation and related personnel costs	$4,661	$5,186	$(525)	(10%)	$10,028	$9,514	$514	5%
Outside services	6,071	12,127	(6,056)	(50%)	14,107	19,802	(5,695)	(29%)
Facility costs	1,824	1,545	279	18%	3,361	2,959	402	14%
Non-cash stock-based compensation	390	306	84	27%	570	521	49	9%

Total research and development	$12,946	$19,164	($6,218)	(32%)	$28,066	$32,796	($4,730)	(14%)

Research and development expenses for the six months ended June 30, 2008 decreased by $4.7 million, or 14%, compared to the same period in 2007. The decrease is due primarily to outside services which included a one-time $5 million payment in June 2007 for a non-exclusive license to certain patents and patent applications for the purpose of commercializing HEPLISAV. The remaining decline in outside services resulted primarily from a reduction in clinical trial, clinical material, and preclinical costs.

We anticipate that our research and development expenses will decrease in 2008 as compared to 2007 due to the current status of our lead product candidates, specifically the delay in HEPLISAV clinical development costs resulting from the clinical hold and the completion of certain clinical development activities for TOLAMBA.

General and Administrative

General and administrative expenses consist primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses, net of patent cost recoveries; allocated facility costs; and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2007 to 2008		Six Months Ended June 30,		Increase (Decrease) from 2007 to 2008
General and administrative:	2008	2007	$	%	2008	2007	$	%
Compensation and related personnel costs	$1,800	$1,742	$58	3%	$3,843	$3,529	$314	9%
Outside services	806	1,181	(375)	(32%)	2,189	2,358	(169)	(7%)
Legal costs	263	753	(490)	(65%)	622	1,245	(623)	(50%)
Facility costs	173	150	23	15%	483	283	200	71%
Non-cash stock-based compensation	378	380	(2)	(1%)	854	971	(117)	(12%)

Total general and administrative	$3,420	$4,206	($786)	(19%)	$7,991	$8,386	($395)	(5%)

General and administrative expenses for the six months ended June 30, 2008 decreased by $0.4 million, or 5%, compared to the same period in 2007. The decrease primarily reflects lower legal costs previously incurred for patent interference activities and a reduction in professional fees associated with various corporate development activities.

We expect general and administrative expenses to decline in 2008 as compared to 2007, resulting from continued efforts to reduce costs to support the organization for the remainder of 2008.

Amortization of Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $0.5 million for both the six months ended June 30, 2008 and 2007.

Interest and Other Income, Net and Interest Expense

Interest income is reported net of amortization on marketable securities and realized gains and losses on investments. Other income includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. Interest expense includes amortization of deferred transaction costs and commitment fees related to the Deerfield financing arrangement. The following is a summary of our interest and other income, net and interest expense (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2007 to 2008		Six Months Ended June 30,		Increase (Decrease) from 2007 to 2008
	2008	2007	$	%	2008	2007	$	%
Interest and other income, net:
Interest income and other income, net	$405	$1,118	($713)	(64%)	$1,376	$2,119	($743)	(35%)
Interest expense	1,340	37	1,303	3,522%	2,684	65	2,619	4,029%

Interest and other income, net for the six months ended June 30, 2008 decreased by $0.7 million, or 35%, over the same period in 2007 due primarily to the decline in returns on our investment portfolio resulting from current market conditions.

Interest expense for the six months ended June 30, 2008 increased by $2.6 million, or 4,209%, over the same period in 2007 due to interest expense incurred from the commitment fees and warrants issued under the Deerfield financing agreement.

Amount Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006 and in accordance with FIN 46R , the results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006. In accordance with FIN 46R, we have deducted the losses attributed to the noncontrolling interest in the determination of net loss in our condensed consolidated statement of operations, and we will continue to deduct such losses until the carrying amount of the noncontrolling interest in the condensed consolidated balance sheet is reduced to zero. For the six months ended June 30, 2008 and 2007 the losses attributed to the noncontrolling interest were $3.1 million and $5.1 million, respectively.

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

In March 2007, the FASB discussed EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which addressed the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payment should be charged to expense. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Early adoption of the provision of the consensus was not permitted. Accordingly, we adopted EITF 07-3 in the first quarter of fiscal 2008. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted SFAS 157 in the first quarter of fiscal 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Liquidity and Capital Resources

As of June 30, 2008, we had $63.1 million in cash, cash equivalents and marketable securities and investments held by SDI. Our funds are currently invested in a variety of securities, including institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.

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

In August 2006 we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. Specifically, we entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of $30 million of our common stock, or the number of shares which is one less than 20% of the issued and outstanding shares of our common stock as of the effective date of the purchase agreement over the term of the purchase agreement. From time to time over the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices constituting offers to purchase our common stock. The per share purchase price for these shares is at a discount ranging from 5.2% to 7.0%. In December 2006, we completed a draw down on our equity line of credit resulting in net proceeds of approximately $14.8 million from the sale of 1,663,456 shares of our common stock. $15 million remains available on our equity line of credit through the extended term of the agreement, which is December 31, 2008.

In July 2007, Deerfield committed up to $30 million in project financing for TOLAMBA and to advance our preclinical peanut and cat allergy programs. Deerfield’s commitment is in the form of loans that can be drawn down over a three-year period, subject to achievement of specific milestones in the programs. Deerfield is entitled to receive an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the average share price in the 15-day period prior to achievement of the milestone. If all milestones are successfully achieved, Deerfield would receive warrants for the purchase of up to a total of 5,550,000 million shares of the Company’s common stock during the term of the loan agreement. Repayment of a portion of the loan principal for TOLAMBA is contingent upon the positive outcome of the chamber study and subsequent field study. We are currently in discussions with Deerfield to terminate the loan agreement. As of June 30, 2008, we have issued 3,550,000 warrants to Deerfield, and $7.5 million remained outstanding under the loan agreement.

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

Cash used in operating activities was $23 million during the six months ended June 30, 2008 compared to $33.4 million for the same period in 2007. The decrease in cash usage over the prior year was due primarily to the reduction in operating expenses and the amount attributed to the noncontrolling interest in SDI.

Cash provided by investing activities was $21.4 million during the six months ended June 30, 2008 compared to cash used of $4.4 million for the same period in 2007. The increase was attributed to the net proceeds from sales and maturities of marketable securities.

Cash provided by financing activities was $2.1 million during the six months ended June 30, 2008 compared to $30.1 million for the same period in 2007. Cash provided by financing activities in 2008 primarily included the proceeds from the Deerfield financing agreement. Cash provided by financing activities in 2007 primarily included the proceeds from the purchase of noncontrolling interest in SDI received in April 2007.

We currently anticipate that our cash and marketable securities, collaboration agreements, investments held by SDI, and available funds under our Azimuth equity line of credit will enable us to maintain our operations for at least the next twelve months. Because of the significant time it will take for any of our product candidates to complete clinical trials, achieve regulatory approval and generate significant revenue, we will require substantial additional capital resources. We may raise additional funds through public or private equity offerings, debt financings, capital lease transactions, corporate collaborations or other means. We may attempt to raise additional capital due to favorable market conditions or strategic considerations even if we have sufficient funds for planned operations.

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

Contractual Obligations

The following summarizes our significant contractual obligations as of June 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Future minimum payments under our operating lease, excluding payments from the sublease agreement	$22,058	$1,008	$7,897	$5,629	$7,524
Long-term liability from the program option exercised under the SDI collaboration	15,000	—	15,000	—	—
Future commitment fees under Deerfield financing agreement	3,627	1,770	1,857	—	—
Long-term liability under Deerfield financing agreement	7,500	—	7,500	—	—

Total	$48,185	$2,778	$32,254	$5,629	$7,524

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

In April 2007 we exercised an option to repurchase our hepatitis B program from SDI. The exercise of the program option triggered a payment obligation of $15 million which will be due upon the expiration of the SDI collaboration in 2011, if the purchase option for all programs is not exercised. The price for the program option is payable in cash only and will be fully creditable against the exercise price for any subsequent exercise of the purchase option.

As of June 30, 2008, we have drawn down $7.5 million from the Deerfield financing agreement in which the outstanding principal will be due in July 2010. We are currently in discussions with Deerfield to terminate the loan agreement.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2008 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2008 and December 31, 2007. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of June 30, 2008 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of June 30, 2008.

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

We obtain services from research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2008, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $3 million through 2009. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

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

Foreign Currency Risk. We have certain investments outside the U.S. to support the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of June 30, 2008 was $0.3 million primarily related to translation of Dynavax Europe activities from Euros to U.S. dollars.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $246 million as of June 30, 2008. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors and are scheduled to terminate in 2009. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

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

In July 2007, we entered into a financing agreement with Deerfield Management, or Deerfield, to support our further development of our allergy product programs, including TOLAMBA. We recently announced that primary endpoint data from our Phase 2b environmental exposure chamber study of TOLAMBA did not achieve statistical significance and our decision to discontinue further development efforts. We are currently in discussions with Deerfield to terminate the loan agreement. We may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to repay the loan at maturity. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders.

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

The Company held its Annual Meeting of Shareholders on June 12, 2008. The proposals voted on by the Company’s shareholders and the voting results were as follows:

Proposal 1: Election of Class II Directors

The election of directors was approved as follows:

	For	Withhold
Nancy L. Buc, Esq.	33,111,774	747,428
David M. Lawrence, M.D.	26,337,325	7,521,877
Stanley A. Plotkin, M.D.	33,101,605	757,597

Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm

Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2008 as follows:

For	Against	Abstain
33,200,118	103,393	555,691

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 6, 2008	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2008	By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer
(Principal Financial Officer)