Form 10-Q
period 2009-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2009-04-30
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of April 28, 2009, the registrant had outstanding 39,992,469 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. Our forward-looking statements include discussions regarding our business and financing strategies, future research and development, preclinical and clinical product development efforts, intellectual property rights and ability to commercialize our product candidates, as well as the timing of the clinical development of our products, uncertainty regarding our future operating results and prospects for profitability. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A – Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$22,920	$28,103
Marketable securities	13,783	15,264
Investments held by Symphony Dynamo, Inc. (SDI)	23,788	25,109
Restricted cash	651	668
Accounts receivable	2,978	6,407
Prepaid expenses and other current assets	1,098	991

Total current assets	65,218	76,542
Property and equipment, net	8,600	9,510
Goodwill	2,312	2,312
Other intangible assets, net	2,014	2,259

Total assets	$78,144	$90,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,088	$905
Accrued liabilities	6,878	6,816
Deferred revenues	16,154	33,133

Total current liabilities	24,120	40,854
Deferred revenues, noncurrent	18,543	18,512
Liability from program option exercised under the SDI collaboration	15,000	15,000
Other long-term liabilities	117	101
Commitments and contingencies
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock: $0.001 par value; 100,000 shares authorized at March 31, 2009 and December 31, 2008; 39,922 and 39,854 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	40	40
Additional paid-in capital	263,135	262,579
Accumulated other comprehensive income (loss):
Unrealized gain on marketable securities available-for-sale	17	49
Cumulative translation adjustment	(811)	(403)

Accumulated other comprehensive income (loss)	(794)	(354)
Accumulated deficit	(243,642)	(248,743)

Total Dynavax stockholders’ equity	18,739	13,522

Noncontrolling interest in SDI	1,625	2,634

Total stockholders’ equity	20,364	16,156

Total liabilities and stockholders’ equity	$78,144	$90,623

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Collaboration revenue	$17,692	$5,774
Grant revenue	1,139	324
Service and license revenue	513	216

Total revenues	19,344	6,314
Operating expenses:
Research and development	10,332	15,120
General and administrative	4,424	4,571
Amortization of intangible assets	245	245

Total operating expenses	15,001	19,936

Income (loss) from operations	4,343	(13,622)
Interest income	110	709
Interest expense	(15)	(1,344)
Other income (expense)	(346)	262

Net income (loss)	4,092	(13,995)
Add: Losses attributable to noncontrolling interest in SDI	1,009	1,566

Net income (loss) attributable to Dynavax	$5,101	$(12,429)

Basic and diluted net income (loss) per share attributable to Dynavax common stockholders	$0.13	$(0.31)

Shares used to compute basic and diluted net income (loss) per share attributable to Dynavax common stockholders	39,889	39,785

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income (loss) attributable to Dynavax	$5,101	$(12,429)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	470	438
Amount attributed to noncontrolling interest in SDI	(1,009)	(1,566)
Amortization of intangible assets	245	245
Accretion and amortization on marketable securities	(30)	(331)
Interest associated with Deerfield financing agreement	—	1,323
Stock-based compensation expense	519	661
Changes in operating assets and liabilities:
Accounts receivable	3,429	1,094
Prepaid expenses and other current assets	(107)	844
Restricted cash and other assets	17	(80)
Accounts payable	183	(1,654)
Accrued liabilities and other long term liabilities	83	(2,234)
Deferred revenues	(16,948)	(576)

Net cash used in operating activities	(8,047)	(14,265)

Investing activities
Change in investments held by SDI	1,321	2,156
Purchases of marketable securities	(12,271)	(5,926)
Proceeds from maturities of marketable securities	13,750	16,750
Proceeds from sales of marketable securities	—	4,047
Purchases of property and equipment, net	435	(3,398)

Net cash provided by investing activities	3,235	13,629

Financing activities
Proceeds from notes payable issued to Deerfield	—	2,000
Proceeds from employee stock purchase plan	37	136
Proceeds from exercise of stock options	—	5

Net cash provided by financing activities	37	2,141

Effect of exchange rate on cash and cash equivalents	(408)	60

Net increase (decrease) in cash and cash equivalents	(5,183)	1,565
Cash and cash equivalents at beginning of period	28,103	14,293

Cash and cash equivalents at end of period	$22,920	$15,858

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$792	$—

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation, a clinical-stage biopharmaceutical company, discovers and develops a diversified pipeline of novel Toll-like Receptor (TLR) product candidates. Based on our proprietary technologies, these products specifically modify the innate immune response to infectious, respiratory, autoimmune, and inflammatory diseases. We have partnerships with leading pharmaceutical companies such as GlaxoSmithKline (GSK), AstraZeneca, and Novartis Vaccines and Diagnostics, Inc. (Novartis), as well as funding from Symphony Dynamo, Inc. (SDI) and the National Institutes of Health (NIH). We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles for complete financial statements.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission, or SEC.

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiary, Rhein Biotech GmbH (Rhein or Dynavax Europe), as well as the accounts of a variable interest entity, Symphony Dynamo, Inc. (SDI), which we consolidate pursuant to Financial Accounting Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Significant Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2009 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below with regards to the Company’s adoption of Statement of Financial Accounting Standards 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (SFAS 160) effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 as January 1, 2009 and our adoption did not impact our financial statements, except for the presentation and disclosure requirements affecting all periods presented as follows:

•	The noncontrolling interest in SDI has been reclassified to equity.

•	Consolidated net income or loss has been adjusted to include the net income or loss attributed to the noncontrolling interest in SDI.

•	Consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in SDI.

•

The Company must disclose for each reporting period the amounts of consolidated income or loss attributed to the Company and the noncontrolling interest in SDI. In addition, for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest in SDI.

Recent Accounting Pronouncements

In December 2007, the FASB ratified the final consensus in Emerging Issues Task Force (EITF) Issue No. 07-1 (EITF 07-1), “Accounting for Collaboration Agreements” which required certain income statement presentation of transactions with third parties and of payments between parties to the collaboration arrangement, along with disclosure about the nature of the arrangement. We adopted EITF 07-1 and our adoption did not have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development (IPR&D) to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

In February 2008, the FASB issued FASB Staff Position No. (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations.

2. Fair Value Measurements

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and investments held by SDI measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$35,216	$—	$—	$35,216
U.S. Government agency securities	—	6,286	—	6,286
Guaranteed corporate debt securities	—	13,745	—	13,745

Total	$35,216	$20,031	$—	$55,247

3. Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at March 31, 2009 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(2,161)	$1,509
Customer relationships	5	1,230	(725)	505

Total	5	$4,900	$(2,886)	$2,014

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2009 (remaining nine months)	$735
2010	980
2011	299

Total	$2,014

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

In consideration for the warrant, we received an exclusive purchase option (Purchase Option) to acquire the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices that range from $89.4 million as of March 31, 2009, increasing quarterly up to $144.1 million at the end of the five-year term. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs, if not purchased through the exercise of the Purchase Option, will remain with SDI.

We have determined, pursuant to the guidance in FIN 46R, that SDI is a variable interest entity and we are its primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006.

At March 31, 2009, the investments held by SDI were $23.8 million. The investments held by SDI in the consolidated balance sheet include the aggregate $50 million of funding, less funds spent on the Development Programs as of the end of each reporting period.

At March 31, 2009, the noncontrolling interest balance was $1.6 million. The noncontrolling interest in SDI in the consolidated balance sheet represents Symphony’s equity investment in SDI of $50 million, reduced by the $5.6 million fair value of the warrants we issued and $2.6 million of fees we paid to Symphony upon the transaction’s closing, and the losses attributed to the noncontrolling interest since its inception in April 2006. The noncontrolling interest was further reduced when we recorded the $15 million liability upon our exercise of the Program Option in April 2007, as that amount will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI and charged to the noncontrolling interest were $1.0 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively. In accordance with FAS 160, we have attributed net income or loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations.

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

At the date of each issuance, the warrant valuation was recorded as a deferred transaction cost in other assets and an increase in additional paid in capital. The deferred transaction cost was amortized on a straight-line basis and recognized as interest expense through the termination of the Loan Agreement. We amortized $0 and $0.9 million of deferred transaction cost in interest expense for the three months ended March 31, 2009 and 2008, respectively.

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

6. Commitments and Contingencies

We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated in February 2011 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of March 31, 2009 and December 31, 2008. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2014. Total net rent expense related to our operating leases for the years ended March 31, 2009 and 2008, was $0.6 million and $0.6 million, respectively. Deferred rent was $0.8 million as of March 31, 2009.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $58 thousand in 2009 and $40 thousand in 2010. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2009, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2009 (remaining nine months)	$1,877
2010	2,551
2011	2,609
2012	2,668
2013	2,714
Thereafter	6,526

Total	$18,945

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2009 and December 31, 2008. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of March 31, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of March 31, 2009.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2009, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $8.2 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. Under the terms of our license agreements, we could be expected to pay approximately $1.3 million in 2009 related to such fees and milestone payments to the Regents.

7. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop, and commercialize TLR inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs and are eligible to receive future potential development and commercialization milestones totaling approximately $200 million per program. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one product. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the three months ended March 31, 2009, we recognized revenue of $0.4 million related to the initial payment.

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

In September 2008, we received a $4.5 million milestone payment from AstraZeneca for the nomination of the first candidate drug, AZD1419. We are currently working on a second candidate drug, and in February 2009, we extended our research collaboration with AstraZeneca though July 2010 to provide funding for a third candidate drug. Revenue from milestones received during the development plan is deferred and recognized ratably over estimated performance period of the collaboration agreement. For the three months ended March 31, 2009, we recognized revenue of $0.6 million related to the milestone for the nomination of AZD1419. Collaboration revenue resulting from the performance of research services amounted to $1.0 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we had recorded cumulative deferred revenue of $11.9 million associated with the milestone for the nomination of a candidate drug, upfront fee and amounts billed in advance for research services per the contract terms.

National Institutes of Health and Other Funding

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the NIH’s National Institute of Allergy and Infectious Diseases (NIAID) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the three months ended March 31, 2009, we recognized revenue of approximately $0.4 million.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus (SLE), an autoimmune disease. Revenue associated with this grant is recognized as the related expenses are incurred. For the three months ended March 31, 2009, we recognized revenue of approximately $0.3 million.

In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the second quarter of 2009. In August 2007, we were awarded a two-year $3.3 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants is recognized as the related expenses are incurred. For the three months ended March 31, 2009 and 2008, we recognized revenue of approximately $0.5 million and $0.3 million, respectively.

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

On December 18, 2008, Merck provided notice of its termination of the collaboration. As a result of the termination, all development, manufacturing and commercialization rights to HEPLISAV reverted to Dynavax. Merck is obligated to make payments to Dynavax for the 180-day wind down period following Merck’s written notice of termination. As a result of Merck’s termination, we accelerated the applicable performance period over which we ratably recognize revenue from the upfront fee through the effective date of the termination, which is June 2009. For the three months ended March 31, 2009 and 2008, we recognized revenue of $15.5 million and $0.7 million, respectively, related to the upfront fee. Collaboration revenue resulting from the performance of research and development services are recognized as related research and development costs are incurred. Cost reimbursement revenue under this collaboration agreement totaled $0.3 million and $4.3 million for the three months ended March 31, 2009 and 2008, respectively.

8. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the Net income (loss) attributable to Dynavax by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the Net income (loss) attributable to Dynavax by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Outstanding warrants and stock options to purchase 11.6 million and 10.7 million shares of common stock as of March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted net income (loss) per share because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator: Net income (loss) attributable to Dynavax	$5,101	$(12,429)
Denominator:
Weighted-average common shares outstanding used for basic and diluted net income (loss) per share	39,889	39,785

9. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in the net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss) attributable to Dynavax	$5,101	$(12,429)
Increase (decrease) in unrealized gain on marketable securities available-for-sale	(32)	44
Increase (decrease) in cumulative translation adjustment	(408)	60

Comprehensive income (loss) attributable to Dynavax	$4,661	$(12,325)

10. Stockholders’ Equity

As of March 31, 2009, we have two share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Weighted-average fair value	$0.49	$3.34	$0.46	$2.15
Risk-free interest rate	1.7%	2.8%	0.8%	2.0%
Expected life (in years)	4.0	4.7	1.3	1.3
Volatility	1.6	0.7	1.6	0.7
Expected dividends	—	—	—	—

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2009	2008
Employee and director stock-based compensation expense	$522	$643
Other stock-based compensation expense	(3)	18

Total	$519	$661

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 15%. As of March 31, 2009 the total unrecognized compensation cost related to non-vested options granted amounted to $5.5 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.8 years.

Activity under the stock option plans was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share
Balance at December 31, 2008	660,653	5,172,976	$4.79
Options authorized	400,000	—	—
Options granted	(1,059,400)	1,059,400	$0.56
Options exercised	—	—	—
1997 Plan shares exercised	—	—	—
Options cancelled:
Options forfeited (unvested).	56,693	(56,693)	$3.83
Options expired (vested)	171,084	(171,084)	$5.96
1997 Plan options expired	—	—	—

Balance at March 31, 2009	229,030	6,004,599	$4.02

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of March 31, 2009:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	5,216,060	$4.21	7.4	$62,450
Options exercisable	2,744,452	$5.16	6.1	$—

Employee Stock Purchase Plan

As of March 31, 2009, 496,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (Purchase Plan), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 262,072 shares of our common stock under the Purchase Plan. At March 31, 2009, 233,928 shares of our common stock remained available for future purchases.

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

Overview

Dynavax Technologies Corporation, a clinical-stage biopharmaceutical company, discovers and develops a diversified pipeline of novel Toll-like Receptor (TLR) product candidates. Based on our proprietary technologies, these products specifically modify the innate immune response to infectious, respiratory, autoimmune, and inflammatory diseases. We have partnerships with leading pharmaceutical companies such as GlaxoSmithKline (GSK), AstraZeneca, and Novartis Vaccines and Diagnostics, Inc. (Novartis) as well as funding from Symphony Dynamo, Inc. (SDI) and the National Institutes of Health (NIH).

Our diversified pipeline of product candidates includes:

•	HEPLISAVTM, a Phase 3 hepatitis B vaccine;

•	SD-101, a Phase 1b hepatitis C therapy developed under our SDI funding agreement;

•	DV-601, a Phase 1b proprietary hepatitis B therapy;

•	Our Universal Flu vaccine, a preclinical vaccine under a supply and option agreement with Novartis;

•	AZD1419, a preclinical asthma therapy partnered with AstraZeneca; and

•	DV1079, a preclinical autoimmune and inflammatory disease therapy partnered with GSK

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

Recent Developments

HEPLISAV

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

Clinical development was suspended in March 2008, when the U.S. Food and Drug Administration (FDA) placed a clinical hold on the two HEPLISAV Investigational New Drug (IND) Applications, one for healthy adults and one for ESRD patients. The FDA requested a review of the clinical and preclinical safety data related to HEPLISAV, including all available information about a single case of Wegener’s granulomatosis, an uncommon form of vasculitis. In October 2008 and February 2009, the FDA requested additional information which the agency indicated may be helpful in its risk assessment of the two INDs and may assist in finding a development path forward for HEPLISAV for healthy adults and ESRD patients. We continue our dialogue with the FDA to determine the development path, if any, that may be practicable for removing the clinical hold in these two indications. We are currently unable to assess whether future development in these indications is possible and practicable or of potential commercial value to us. In any event, we would require significant additional capital and/or a commercial partner to successfully complete development and commercialization of HEPLISAV and accordingly, there can be no assurance that we would further develop HEPLISAV.

Critical Accounting Policies and the Use of Estimates

The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2009 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below with regards to the Company’s adoption of Statement of Financial Accounting Standards 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (SFAS 160) effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 as of January 1, 2009 and our adoption did not impact our financial statements, except for the presentation and disclosure requirements affecting all periods presented as follows:

•	The noncontrolling interest in SDI has been reclassified to equity.

•	Consolidated net income or loss has been adjusted to include the net income or loss attributed to the noncontrolling interest in SDI.

•	Consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in SDI.

•

The Company must disclose for each reporting period the amounts of consolidated income or loss attributed to the Company and the noncontrolling interest in SDI. In addition, for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and the noncontrolling interest in SDI.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, government and private agency grants, services and license fees. Collaboration revenue includes amounts recognized under our collaboration agreements. Grant revenue includes amounts earned under government and private agency grants. Services and license fees include research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended March 31,		Increase From 2008 to 2009
Revenues:	2009	2008	$	%
Collaboration revenue	$17,692	$5,774	$11,918	206%
Grant revenue	1,139	324	815	252%
Services and license revenue	513	216	297	138%

Total revenues	$19,344	$6,314	$13,030	206%

Total revenues for the quarter ended March 31, 2009 increased by $13.0 million, or 206%, over the same period in 2008 primarily due to an increase in revenue recognized from our collaboration arrangement with Merck. Collaboration revenue in 2009 includes recognition of $15.5 million of previously deferred revenue associated with the upfront payment from Merck, which was accelerated due to Merck’s termination of the collaboration agreement in December 2008. Grant revenue increased by $0.8 million, or 252%, over the same period in 2008 due primarily to revenues earned from the NIH contract we were awarded in September 2008. Services and license revenue of $0.5 million was derived primarily from R&D services provided to customers of Dynavax Europe.

We anticipate that our revenues will increase in 2009 as compared to 2008. As a result of Merck’s termination of the collaboration, we expect to recognize in fiscal 2009 approximately $28.5 million of deferred revenue associated with the upfront payment from Merck on a ratable basis through the effective date of the termination, which is June 2009. In addition, Merck is obligated to make payments to us for the 180-day wind down period through June 2009.

Research and Development

Research and development expense consists of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings, manufacturing our product candidates, and cost of sales relating to service and license revenue.

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2008 to 2009
Research and development:	2009	2008	$	%
Compensation and related personnel costs	$4,134	$5,367	(1,233)	(23)%
Outside services	4,438	8,036	(3,598)	(45)%
Facility costs	1,741	1,537	204	13%
Non-cash stock-based compensation	19	180	(161)	(89)%

Total research and development	$10,332	$15,120	$(4,788)	(32)%

Research and development expense for the three months ended March 31, 2009 decreased by $4.8 million, or 32%, compared to the same period in 2008. The decrease in outside services is primarily due to a reduction in clinical development costs associated with HEPLISAV and the discontinuation of development for the TOLAMBA ragweed allergy program in May 2008. The decrease in compensation and related personnel costs is primarily due to the decline in employee headcount to support the organization.

We anticipate that our research and development expense in fiscal 2009 will remain consistent with 2008, if HEPLISAV development resumes.

General and Administrative

General and administrative expense consist primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses; allocated facility costs; and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2008 to 2009
General and administrative:	2009	2008	$	%
Compensation and related personnel costs	$1,748	$2,044	(296)	(14)%
Outside services	1,124	1,383	(259)	(19)%
Legal costs	823	359	464	129%
Facility costs	235	310	(75)	(24)%
Non-cash stock-based compensation	494	475	19	4%

Total general and administrative	$4,424	$4,571	$(147)	(3)%

General and administrative expense for the three months ended March 31, 2009 decreased by $0.1 million, or 3%, compared to the same period in 2008. The decrease in compensation and related personnel costs and outside services is due to an overall decline in the number of administrative employees, consulting fees and other professional fees incurred in conjunction with various corporate activities. These reductions were offset by increases in legal costs related to patent activities.

We expect general and administrative expense to decline in 2009 as compared to 2008, resulting from continued efforts to reduce outside service costs.

Amortization of Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $0.2 million for both the three months ended March 31, 2009 and 2008.

Interest Income, Interest Expense and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest income was $0.1 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. Interest income decreased by $0.6 million, or 84%, compared to the same period in 2008 due to lower investment balances and the decline in returns on our investment portfolio resulting from current market conditions.

Interest expense includes amortization of deferred transaction costs and commitment fees related to the Deerfield financing agreement and miscellaneous banking fees. Interest expense was $15 thousand and $1.3 million for the three months ended March 31, 2009 and 2008, respectively. Interest expense decreased by $1.3 million, or 99%, compared to the same period in 2008 due to interest expense incurred from the commitment fees and warrants issued under the Deerfield financing agreement, which was terminated in August 2008.

Other income (expense) includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. We reported $0.3 million of other expense and $0.3 million of other income for the three months ended March 31, 2009 and 2008, respectively. The variance year over year resulted from the affect of Euro to U.S. Dollar exchange rates.

Losses Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006, and in accordance with FAS 160, we have attributed net income or loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations. For the three months ended March 31, 2009 and 2008, the losses attributed to the noncontrolling interest were $1.0 million and $1.6 million, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB ratified the final consensus in Emerging Issues Task Force (EITF) Issue No. 07-1 (EITF 07-1), “Accounting for Collaboration Agreements” which required certain income statement presentation of transactions with third parties and of payments between parties to the collaboration arrangement, along with disclosure about the nature of the arrangement. We adopted EITF 07-1 and our adoption did not have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development (IPR&D) to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

In February 2008, the FASB issued FASB Staff Position No. (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations.

Liquidity and Capital Resources

As of March 31, 2009, we had $60.5 million in cash, cash equivalents and marketable securities and investments held by SDI. Our funds are currently invested in a variety of securities, including institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.

Cash used in operating activities was $8.0 million during the three months ended March 31, 2009 compared to $14.3 million for the same period in 2008. The decrease in cash usage compared to the prior year was due primarily to our net income as compared to our net loss for the same period in 2008.

Cash provided by investing activities was $3.2 million during the three months ended March 31, 2009 compared to $13.6 million for the same period in 2008. The decrease was attributed to the decline in proceeds from sales and maturities of marketable securities, net of purchases.

Cash provided by financing activities was $37 thousand during the three months ended March 31, 2009 compared to $2.1 million for the same period in 2008. The decrease was primarily attributed to the termination of the Deerfield financing agreement.

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

Contractual Obligations

The following summarizes our significant contractual obligations as of March 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Future minimum payments under our operating lease, excluding payments from the sublease agreement	$18,945	$1,877	$7,828	$4,687	$4,553
Long-term liability from the program option exercised under the SDI collaboration	15,000	—	15,000	—	—

Total	$33,945	$1,877	$22,828	$4,687	$4,553

We lease our facilities in Berkeley, California (Berkeley Lease) and Düsseldorf, Germany (Düsseldorf Lease) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in February 2011 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $58 thousand in 2009 and $40 thousand in 2010. The sublease rental income is offset against rent expense.

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

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2009 and December 31, 2008. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of March 31, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of March 31, 2009.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2009, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $8.2 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. As of March 31, 2009, such fees and milestone payments to the Regents could approximate $1.3 million in 2009.

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

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of March 31, 2009 was $0.8 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of period covered by this report are effective.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $243.6 million as of March 31, 2009. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. Our current grants are scheduled to terminate in 2010, although we were awarded a five-year government contract totaling $17 million in September 2008. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

We do not have any products that generate revenue. The clinical hold on the two U.S. IND Applications for HEPLISAV remains in effect and we continue our dialogue with the FDA to determine the development path, if any, that may be practicable for removing the clinical hold. Clinical trials for certain of our other product candidates are ongoing. These and our other product candidates may never be commercialized, and we may never achieve profitability. Our ability to generate revenue depends upon:

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

We believe our existing capital resources will be adequate to satisfy our capital needs for at least the next twelve months. Because of the significant time and resources it will take to develop and commercialize our product candidates, we will require substantial additional capital resources in order to continue our operations, and any such funding in the current financing environment may not allow us to continue operations as currently planned. We may be unable to obtain additional capital on acceptable terms, or at all and we may be required to delay, reduce the scope of, or eliminate some or all of our programs, or discontinue our operations. For example, if we are permitted to further develop HEPLISAV following our current discussions with the FDA, we would require significant additional capital and/or a commercial partner to successfully complete development and commercialization of HEPLISAV and accordingly, there can be no assurance that we would further develop HEPLISAV.

The success of our product candidates depends on achieving successful clinical results and regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

None of our product candidates have been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approval for our most advanced product candidates. The clinical hold on the two U.S. IND Applications for HEPLISAV remains in effect. Approval processes in the United States and in other countries are uncertain, take many years and require the expenditure of substantial resources, and with respect to HEPLISAV, there can be no assurance that the removal of the clinical hold in one or both of the indications would be permitted or if permitted, that HEPLISAV could be developed, financed or commercialized in a timely manner or without significant additional studies and difficulties or delays in development.

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

We will need to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV. We also intend to enter into collaborative relationships to provide funding to support our research and development programs. The process of establishing collaborative relationships is difficult, time-consuming and involves significant uncertainty. Moreover, even if we do establish collaborative relationships, our collaborators may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.

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

Two of our potential competitors, Merck and GSK, are exclusive licensees of broad patents covering hepatitis B surface antigen, a component of HEPLISAV. In addition, the Institute Pasteur also owns or has exclusive licenses to patents covering hepatitis B surface antigen. While some of these patents have expired or will soon expire outside the United States, they remain in force in the United States. To the extent we are able to commercialize HEPLISAV in the United States while these patents remain in force, Merck and/or GSK or the Institute Pasteur may bring claims against us.

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

In April 2006, we granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapies (Development Programs) to Symphony Dynamo, Inc. (SDI) in consideration for a commitment from Symphony Capital Partners, LP and certain of its affiliates (Symphony) to provide $50 million of capital to advance the Development Programs. As part of the arrangement, we received an exclusive purchase option (Purchase Option) to acquire all of the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices ranging from $89.4 million as of March 31, 2009, increasing quarterly up to $144.1 million at the end of the five-year term. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (Program Option) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs not purchased through the exercise of the Purchase Option will remain with SDI.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•

progress or results of any of our clinical trials or regulatory efforts, in particular any announcements regarding the progress or results of our planned trials and communications from the FDA or other regulatory agencies;

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

Our share purchase rights plan may have certain anti-takeover effects. Specifically, the rights issued pursuant to the plan will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors. Although the rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights issued may be amended to permit such acquisition or redeemed by the Company at $0.001 per right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 20% or more of the Common Shares or (ii) the final expiration date of the rights, the effect of the rights plan may deter a potential acquisition of the Company. In addition, we remain subject to the provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our Board of Directors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

10.40†	Amendment No. 2, dated February 3, 2009, to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and Dynavax Technologies.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: April 30, 2009	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2009	By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer
(Principal Financial Officer)