Form 10-Q
period 2009-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2009-08-06
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, the registrant had outstanding 39,925,135 shares of common stock.

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

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,759	$28,103
Marketable securities	6,509	15,264
Investments held by Symphony Dynamo, Inc. (SDI)	22,772	25,109
Restricted cash	667	668
Accounts receivable	1,519	6,407
Prepaid expenses and other current assets	1,231	991

Total current assets	56,457	76,542
Property and equipment, net	8,610	9,510
Goodwill	2,312	2,312
Other intangible assets, net	1,769	2,259

Total assets	$69,148	$90,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,222	$905
Accrued liabilities	6,682	6,816
Deferred revenues	3,672	33,133

Total current liabilities	11,576	40,854
Deferred revenues, noncurrent	17,798	18,512
Liability from program option exercised under the SDI collaboration	15,000	15,000
Other long-term liabilities	166	101
Commitments and contingencies (Note 7)
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock: $0.001 par value; 100,000 shares authorized at June 30, 2009 and December 31, 2008; 39,925 and 39,854 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	40	40
Additional paid-in capital	263,806	262,579
Accumulated other comprehensive income (loss):
Unrealized gain on marketable securities available-for-sale	1	49
Cumulative translation adjustment	(349)	(403)

Accumulated other comprehensive loss	(348)	(354)
Accumulated deficit	(239,532)	(248,743)

Total Dynavax stockholders’ equity	23,966	13,522

Noncontrolling interest in SDI	642	2,634

Total stockholders’ equity	24,608	16,156

Total liabilities and stockholders’ equity	$69,148	$90,623

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Collaboration revenue	$14,596	$7,701	$32,288	$13,475
Grant revenue	895	1,122	2,034	1,446
Service and license revenue	393	1,155	906	1,371

Total revenues	15,884	9,978	35,228	16,292
Operating expenses:
Research and development	9,239	12,946	19,571	28,066
General and administrative	3,533	3,420	7,957	7,991
Amortization of intangible assets	245	245	490	490

Total operating expenses	13,017	16,611	28,018	36,547

Income (loss) from operations	2,867	(6,633)	7,210	(20,255)
Interest income	46	439	156	1,148
Interest expense	(12)	(1,340)	(27)	(2,684)
Other income (expense)	226	(34)	(120)	228

Net income (loss)	3,127	(7,568)	7,219	(21,563)
Add: Losses attributable to noncontrolling interest in SDI	983	1,489	1,992	3,055

Net income (loss) attributable to Dynavax	$4,110	$(6,079)	$9,211	$(18,508)

Basic net income (loss) per share attributable to Dynavax common stockholders	$0.10	$(0.15)	$0.23	$(0.47)

Shares used to compute basic net income (loss) per share attributable to Dynavax common stockholders	39,923	39,806	39,906	39,795

Diluted net income (loss) per share attributable to Dynavax common stockholders	$0.10	$(0.15)	$0.23	$(0.47)

Shares used to compute diluted net income (loss) per share attributable to Dynavax common stockholders	40,064	39,806	39,906	39,795

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income (loss) attributable to Dynavax	$9,211	$(18,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	960	908
Amount attributed to noncontrolling interest in SDI	(1,992)	(3,055)
Amortization of intangible assets	490	490
Loss on the disposal of assets	—	2
Accretion and amortization on marketable securities	(6)	(533)
Interest associated with Deerfield financing agreement	—	2,204
Stock-based compensation expense	1,186	1,436
Changes in operating assets and liabilities:
Accounts receivable	4,888	(823)
Prepaid expenses and other current assets	(240)	911
Restricted cash and other assets	1	(111)
Accounts payable	317	(3,039)
Accrued liabilities and other long term liabilities	(59)	(2,120)
Deferred revenues	(30,175)	(752)

Net cash used in operating activities	(15,419)	(22,990)

Investing activities
Change in investments held by SDI	2,337	3,602
Purchases of marketable securities	(14,287)	(13,420)
Proceeds from maturities of marketable securities	23,000	31,900
Proceeds from sales of marketable securities	—	4,047
Purchases of property and equipment, net	(70)	(4,772)

Net cash provided by investing activities	10,980	21,357

Financing activities
Proceeds from notes payable issued to Deerfield	—	2,000
Proceeds from employee stock purchase plan	37	136
Proceeds from exercise of stock options	4	5

Net cash provided by financing activities	41	2,141

Effect of exchange rate on cash and cash equivalents	54	69

Net increase (decrease) in cash and cash equivalents	(4,344)	577
Cash and cash equivalents at beginning of period	28,103	14,293

Cash and cash equivalents at end of period	$23,759	$14,870

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$855	$—

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases. Our lead product candidate is HEPLISAVTM, a Phase 3 investigational adult hepatitis B vaccine. We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

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

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiary, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), as well as the accounts of a variable interest entity, Symphony Dynamo, Inc. (“SDI”), which we consolidate pursuant to Financial Accounting Standards Board Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products. We have evaluated all subsequent events through August 6, 2009, the date the financial statements were filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Significant Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2009 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below with regards to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) effective January 1, 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 as of January 1, 2009 and our adoption did not impact our financial statements, except for the presentation and disclosure requirements affecting all periods presented as follows:

•	The noncontrolling interest in SDI has been reclassified to equity.

•	Consolidated net income or loss has been adjusted to include the net income or loss attributed to the noncontrolling interest in SDI.

•	Consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in SDI.

•

The Company must disclose for each reporting period the amounts of consolidated income or loss attributed to the Company and to the noncontrolling interest in SDI. In addition, for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and to the noncontrolling interest in SDI.

Recent Accounting Pronouncements

In December 2007, the FASB ratified the final consensus in Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaboration Agreements” (“EITF 07-1”) which required certain income statement presentation of transactions with third parties and of payments between parties to the collaboration arrangement, along with disclosure about the nature of the arrangement. EITF 07-1 is effective on a retrospective basis to all prior periods presented for collaborative arrangements existing as of the adoption date and impacts all financial statements issued for the fiscal years beginning after December 15, 2008. We adopted EITF 07-1 on January 1, 2009 and our adoption did not have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

In February 2008, the FASB issued FASB Staff Position No. (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore effective January 1, 2009, we implemented SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations.

In April 2009, the FASB issued FSP No. SFAS 107-1 and Accounting Principles Board Opinion (“APB”) APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FASB No. 107, “Disclosures about the Fair Value of Financial Instruments”. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adoption of this pronouncement.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 extends existing disclosure requirements about debt and equity securities to interim reporting periods and provides new disclosure requirements. FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009 and we adopted FSP FAS 115-2/124-2 in the second quarter of 2009. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adoption of this pronouncement. We expanded our disclosures regarding our available-for-sale securities, as discussed in Note 3.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and we adopted SFAS 165 in the second quarter of 2009. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adoption of this pronouncement. We expanded our disclosures regarding subsequent events, as discussed in Note 1.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate a VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying Special Purpose Entities (“QSPEs”), which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective for the first annual reporting periods that begin after November 15, 2009 and we will adopt it in the first quarter of fiscal 2010. We do not expect the adoption of SFAS 167 to have a material effect on our consolidated results of operations and financial condition.

2. Fair Value Measurements

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and investments held by SDI measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$36,500	$—	$—	$36,500
U.S. Government agency securities	—	5,786	—	5,786
FDIC insured corporate debt securities	—	4,249	—	4,249

Total	$36,500	$10,035	$—	$46,535

3. Available-for-Sale Securities

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

We have classified our entire investment portfolio as available-for-sale. We view our available-for-sale portfolio as available for use in current operations, and accordingly, have classified all investments as short-term. As of June 30, 2009 the stated maturity of our investments is within one year of the current balance sheet date. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

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

The following is a summary of available-for-sale securities included in cash and cash equivalents, marketable securities, investments held by SDI and restricted cash as of June 30, 2009 (in thousands):

June 30, 2009:	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregated Fair Value
Certificate of deposits and money market funds	$37,333	$—	$—	$37,333
U.S. Government agency securities	5,785	1	—	5,786
FDIC insured corporate debt securities	4,248	1	—	4,249

Total	$47,366	$2	$—	$43,768

There were no realized gains or losses from the sale of marketable securities for the three and six months ended June 30, 2009. We recognized immaterial realized gains and no realized losses for the three and six months ended June 30, 2008. Additionally, there was no other-than-temporary impairment recognized for the three and six months ended June 30, 2009 and 2008. As of June 30, 2009, all of our investments have a stated maturity date that is within one year of the current balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity. As of June 30, 2009, our marketable securities had the following maturities (in thousands):

Maturities:	Amortized Cost	Aggregated Fair Value
Within 1 year	$47,366	$43,768
Total	$47,366	$43,768

4. Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at June 30, 2009 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(2,345)	$1,325
Customer relationships	5	1,230	(786)	444

Total	5	$4,900	$(3,131)	$1,769

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2009 (remaining six months)	$490
2010	980
2011	299

Total	$1,769

5. Symphony Dynamo, Inc.

In April 2006, we entered into a series of related agreements with Symphony Capital Partners, LP and certain of its affiliates (“Symphony”) to advance specific Dynavax ISS-based programs for cancer, hepatitis B therapy and hepatitis C therapy through certain stages of clinical development (the “Development Programs”). The material agreements included:

•	the Amended and Restated Limited Liability Corporation Agreement of Symphony Dynamo Holdings LLC (the “LLC Agreement”);

•	the Funding Agreement by and among Dynavax Technologies Corporation, Symphony Capital Partners LP, Symphony Dynamo Holdings LLC, and Symphony Dynamo Investors LLC (the “Funding Agreement”);

•	the Amended and Restated Research and Development Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc. (the “R&D Agreement”);

•	the Novated and Restated Technology License Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc. (the “License Agreement”);

•	the Purchase Option Agreement among Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.;

•	the Registration Rights Agreement between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC; and

•	the Warrant Purchase Agreement between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC (the “Warrant Agreement”).

The LLC Agreement provided for the formation of Symphony Dynamo Holdings LLC (“Holdings”) and its wholly-owned subsidiary, SDI. Pursuant to the Funding Agreement, Symphony invested $50 million in Holdings ($20 million at closing and an additional $30 million in April 2007), which was invested into SDI to fund the Development Programs. Pursuant to the License Agreement, we licensed to Holdings our intellectual property rights related to the Development Programs, which were assigned to SDI. Pursuant to the R&D Agreement, which was also assigned to SDI, we are primarily responsible for performing the work required to proceed with the Development Programs unless we determine that certain work should be undertaken by third party contractors retained by SDI. As a result of these agreements, Symphony owns 100% of the equity of Holdings, which owns 100% of the equity of SDI.

Pursuant to the Warrant Agreement, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock, which Holdings distributed to Symphony, at $7.32 per share, representing a 25% premium over the applicable 60-day trading range average of $5.86 per share. The warrant exercise price is subject to reduction to $5.86 per share if either of two events occurs: (a) we enter into a collaboration agreement with a third party for a specified oncology program; or (b) the Purchase Option (as defined below) is terminated or expires unexercised. The warrant may be exercised or surrendered for a cash payment upon consummation of an all cash merger or acquisition of Dynavax, the obligation for which would be settled by the surviving entity. The warrant, issued upon closing, was assigned a value of $5.6 million using the Black-Scholes valuation model and was recorded in additional paid in capital.

In consideration for the warrant, we received an exclusive purchase option (the “Purchase Option”) to acquire the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices that range from $94.9 million as of June 30, 2009, increasing quarterly up to $144.1 million at the end of the five-year term. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (the “Program Option”) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs, if not purchased through the exercise of the Purchase Option, will remain with SDI.

We have determined, pursuant to the guidance in FIN 46R, that SDI is a variable interest entity and we are its primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006.

At June 30, 2009, the investments held by SDI were $22.8 million. The investments held by SDI in the consolidated balance sheet include the aggregate $50 million of funding, less funds spent on the Development Programs as of the end of each reporting period.

At June 30, 2009, the noncontrolling interest balance was $0.6 million. The noncontrolling interest in SDI in the consolidated balance sheet represents Symphony’s equity investment in SDI of $50 million, reduced by the $5.6 million fair value of the warrants we issued and $2.6 million of fees we paid to Symphony upon the transaction’s closing, and the losses attributed to the noncontrolling interest since its inception in April 2006. The noncontrolling interest was further reduced when we recorded the $15 million liability upon our exercise of the Program Option in April 2007, as that amount will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI and charged to the noncontrolling interest were $2.0 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively. In accordance with FAS 160, we have attributed net income or loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations.

6. Financing Agreement

On August 26, 2008, Dynavax and Deerfield Management, a healthcare investment fund, and its affiliates (“Deerfield”) entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) under which the parties agreed to terminate the Loan Agreement dated July 18, 2007 (the “Loan Agreement”) and also to provide for an amendment of the warrants previously issued to Deerfield pursuant to the Loan Agreement. The Settlement Agreement terminated any further obligations under the Loan Agreement.

Under the Loan Agreement, Deerfield agreed to advance to Dynavax loans that could be drawn down over a three-year period in the aggregate principal amount of up to $30 million, subject to achievement of specific milestones in relation to the development of certain products in Dynavax’s allergy franchise. Repayment of a portion of the loans to Deerfield was contingent upon the positive outcome of studies related to TOLAMBA™, Dynavax’s product candidate for the treatment of ragweed allergy. If the TOLAMBA program was discontinued, Dynavax would have had no obligation to repay Deerfield up to $9 million of the funds earmarked for that program; any other remaining outstanding principal was slated to be due in July 2010. Deerfield received an annual 5.9% cash commitment fee as well as milestone-driven payments in the form of warrants issued or issuable at an exercise premium of 20% over the volume weighted average price in the 15-day period prior to achievement of certain milestones.

Under the Loan Agreement, through August 26, 2008 (the date of termination), we had received $7.5 million in cash from Deerfield, which was recorded as a long-term liability in our consolidated balance sheet. Additionally, we paid and recognized as interest expense $1.7 million of commitment fees and we issued to Deerfield warrants to purchase up to 3,550,000 shares of our common stock. The warrants were valued on the issuance date using the Black-Scholes valuation model. The original warrants issued and their related assumptions under the Black-Scholes option valuation model are as follows (in thousands, except for Black-Scholes Assumptions):

		Black-Scholes Assumptions
Warrant Issuance Date	Shares Issued	Risk-Free Interest Rate	Expected Life (in years)	Volatility	Exercise Price per Share	Assigned Value using Black- Scholes
July 18, 2007	1,250	4.9%	5.5	0.7	$5.13	$3,350
October 18, 2007	1,300	4.2%	5.5	0.7	$5.75	3,700
December 27, 2007	1,000	3.6%	5.5	0.7	$5.65	2,746

Total	3,550					$9,796

At the date of each issuance, the warrant valuation was recorded as a deferred transaction cost in other assets and an increase in additional paid in capital. The deferred transaction cost was amortized on a straight-line basis and recognized as interest expense through the termination of the Loan Agreement. We amortized $0 and $1.8 million of deferred transaction cost in interest expense for the six months ended June 30, 2009 and 2008, respectively.

Under the Settlement Agreement, $5.0 million of funds received for the TOLAMBA program were forgiven, resulting in loan forgiveness in the statement of operations and a reduction in long-term liabilities as of and for the fiscal year ended December 31, 2008. All commitment fees paid to date, which totaled $1.7 million, were applied to the loan, resulting in a reduction in interest expense and long-term liabilities as of and for the fiscal year ended December 31, 2008. We paid the remaining loan balance of $0.8 million in cash to Deerfield. In addition, the warrants previously issued to Deerfield were amended as follows:

Warrant Issuance Date	Shares Issued (in thousands)	Expiration Date	Exercise Price per Share
July 18, 2007	1,250	2/26/2014	$5.13
October 18, 2007	1,300	2/26/2014	$1.68
December 27, 2007	300	2/26/2014	$5.65
December 27, 2007	700	2/26/2014	$5.65	(1)

Total	3,550

(1)	The warrants to purchase an aggregate of 700,000 shares of our common stock issued on December 27, 2007 were amended to provide for a termination date of February 26, 2014 at the existing exercise price of $5.65; provided that if Dynavax’s average daily volume weighted average price (the “VWAP”) over the 15 trading days prior to August 26, 2009 is below $4.00 per share then such warrants will be amended to provide an exercise price equal to the VWAP over the 15 trading days prior to August 26, 2009.

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

7. Commitments and Contingencies

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated in February 2011 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of June 30, 2009 and December 31, 2008. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2014. Total net rent expense related to our operating leases was $1.2 million for each of the years ended June 30, 2009 and 2008. Deferred rent was $0.8 million as of June 30, 2009.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $58 thousand in 2009 and $40 thousand in 2010. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2009, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2009 (remaining six months)	$1,281
2010	2,600
2011	2,657
2012	2,716
2013	2,762
Thereafter	6,914

Total	$18,930

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2009 and December 31, 2008. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of June 30, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of June 30, 2009.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2009, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $9.3 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. Under the terms of our license agreements, we could be expected to pay approximately $0.3 million in 2009 related to such fees and milestone payments to the Regents.

8. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs and are eligible to receive future potential development and commercialization milestones totaling approximately $200 million per program. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one product. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the three and six months ended June 30, 2009, we recognized revenue of $0.4 million and $0.7 million, respectively, related to the initial payment.

AstraZeneca

In September 2006, we entered into a three-year research collaboration and license agreement with AstraZeneca for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease. The collaboration is using our proprietary second-generation TLR9 agonist immunostimulatory sequences (“ISS”). Under the terms of the agreement, we are collaborating with AstraZeneca to identify lead TLR9 agonists and conduct appropriate research phase studies. AstraZeneca is responsible for any development and worldwide commercialization of products arising out of the research program. We have the option to co-promote in the United States products arising from the collaboration. We received an upfront payment of $10 million, and are eligible to receive research funding, preclinical milestone payments, and potential future development milestones of up to $126 million. Upon commercialization, we are also eligible to receive royalties based on product sales.

In September 2008, we received a $4.5 million milestone payment from AstraZeneca for the nomination of the first candidate drug, AZD1419. We are currently working on a second candidate drug, and in February 2009, we extended our research collaboration with AstraZeneca though July 2010 to provide funding for a third candidate drug. Revenue from milestones received during the development plan is deferred and recognized ratably over estimated performance period of the collaboration agreement. For the three and six months ended June 30, 2009, we recognized revenue related to the milestone for the nomination of AZD1419 of $0.4 million and $1.0 million, respectively. Collaboration revenue resulting from the performance of research services amounted to $0.9 million and $1.8 million for the three and six months ended June 30, 2009, respectively. As of June 30, 2009, we had recorded cumulative deferred revenue of $12.0 million associated with the milestone for the nomination of a candidate drug, upfront fee and amounts billed in advance for research services per the contract terms.

National Institutes of Health and Other Funding

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the three and six months ended June 30, 2009, we recognized revenue of approximately $0.4 million and $0.8 million, respectively.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus, an autoimmune disease. Revenue associated with this grant is recognized as the related expenses are incurred. For the three and six months ended June 30, 2009, we recognized revenue of approximately $0.3 million and $0.5 million, respectively.

In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the second quarter of 2009. In August 2007, we were awarded a two-year $3.3 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants is recognized as the related expenses are incurred. For the six months ended June 30, 2009 and 2008, we recognized revenue of approximately $0.7 million and $1.1 million, respectively.

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

On December 18, 2008, Merck provided notice of its termination of the collaboration, at which time all development, manufacturing and commercialization rights to HEPLISAV reverted to Dynavax. As a result of Merck’s termination, we accelerated the applicable performance period over which we ratably recognize revenue from the upfront fee through the effective date of the termination in June 2009. For the six months ended June 30, 2009 and 2008, we recognized revenue of $28.5 million and $1.3 million, respectively, related to the upfront fee. Collaboration revenue resulting from the performance of research and development services is recognized as related research and development costs are incurred. Cost reimbursement revenue under this collaboration agreement totaled $0.3 million and $10.5 million for the six months ended June 30, 2009 and 2008, respectively. Merck is obligated to make payments to Dynavax for the 180-day wind down period following Merck's written notice of termination. Merck has disagreed with the amounts for which it may be liable under the agreement and we are currently in negotiations to determine the amount of the wind down payment.

9. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to Dynavax by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to Dynavax by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive. Outstanding warrants and stock options to purchase 11.5 million and 11.1 million shares of common stock as of June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted net income (loss) per share for both the three and six months ended June 30, 2009 and 2008 because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator: Net income (loss) attributable to Dynavax	$4,110	$(6,079)	$9,211	$(18,508)
Denominator:
Weighted-average common shares outstanding used for basic net income (loss) per share	39,923	39,806	39,906	39,795
Weighted-average common shares outstanding used for diluted net income (loss) per share	40,064	39,806	39,906	39,795

10. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Net income (loss) attributable to Dynavax	$9,211	$(18,508)
Decrease in unrealized gain on marketable securities available-for-sale	(48)	(114)
Increase in cumulative translation adjustment	54	69

Comprehensive income (loss) attributable to Dynavax	$9,217	$(18,553)

11. Stockholders’ Equity

As of June 30, 2009, we have two share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Weighted-average fair value per share	$1.00	$1.38	$0.53	$2.64	$0.73	$2.15
Risk-free interest rate	1.6%	3.0%	1.7%	2.8%	0.8%	2.0%
Expected life (in years)	4.0	4.0	4.0	4.4	1.2	1.3
Volatility	1.6	0.8	1.6	0.7	1.6	0.7
Expected dividends	—	—	—	—	—	—

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee and director stock-based compensation expense	$667	$775	$1,189	$1,418
Other stock-based compensation expense	—	—	(3)	18

Total	$667	$775	$1,186	$1,436

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 15%. As of June 30, 2009, the total unrecognized compensation cost related to non-vested options granted amounted to $4.8 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.8 years.

Activity under the stock option plans was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share
Balance at December 31, 2008	660,653	5,172,976	$4.79
Options authorized	400,000	—	—
Options granted	(1,134,600)	1,134,600	$0.59
Options exercised	—	—	—
1997 Plan shares exercised	—	(2,666)	$1.50
Options cancelled:
Options forfeited (unvested).	150,511	(150,511)	$4.38
Options expired (vested)	193,090	(193,090)	$5.94
1997 Plan options expired	(999)	—	—

Balance at June 30, 2009	268,655	5,961,309	$3.96

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of June 30, 2009:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	5,276,306	$4.14	7.2	$558,093
Options exercisable	2,984,493	$4.97	6.1	$—

Employee Stock Purchase Plan

              As of June 30, 2009, 496,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (the “Purchase Plan”), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 262,072 shares of our common stock under the Purchase Plan. At June 30, 2009, 233,928 shares of our common stock remained available for future purchases.

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

Overview

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases. Our lead product candidate is HEPLISAV, a Phase 3 investigational adult hepatitis B vaccine.

Our pipeline is comprised of: HEPLISAV, a Phase 3 hepatitis B vaccine; clinical-stage programs for hepatitis C and hepatitis B therapies; and preclinical programs including those partnered with AstraZeneca and GlaxoSmithKline (“GSK”) and our Universal Flu vaccine.

Recent Developments

HEPLISAV

In August 2009, we announced that we had met with the U.S. Food and Drug Administration (FDA) to discuss our plans to resume development of HEPLISAV. We proposed the continued clinical development of HEPLISAV in populations that are less responsive to current licensed hepatitis B vaccines, including adults over 40 years of age, individuals with chronic kidney disease (including end-stage renal disease, or ESRD, patients), individuals infected with HIV or individuals diagnosed with chronic liver disease (including chronic hepatitis C infection). The FDA expressed a general agreement that these populations are appropriate for further clinical development, pending the review of the study protocols and additional supportive information.

We plan to submit this information to the FDA in August 2009 with a goal of having the agency remove the clinical hold in September 2009. The Company is prepared to restart clinical trials in individuals with chronic kidney disease upon removal of the clinical hold.

A subanalysis of results from our Phase 3 PHAST clinical trial demonstrate subjects over 40 years of age receiving two doses of HEPLISAV over one month achieved a seroprotection rate of 92%, compared to 75% of subjects receiving three doses of a licensed vaccine over six months. Over 2,500 individuals have been vaccinated with HEPLISAV to date. Dynavax has worldwide commercial rights to HEPLISAV, which combines hepatitis B surface antigen (HBsAg) with a proprietary Toll-like Receptor 9 agonist to enhance the immune response.

Critical Accounting Policies and the Use of Estimates

The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2009 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below with regards to the Company’s adoption of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) effective January 1, 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 as of January 1, 2009 and our adoption did not impact our financial statements, except for the presentation and disclosure requirements affecting all periods presented as follows:

•	The noncontrolling interest in SDI has been reclassified to equity.

•	Consolidated net income or loss has been adjusted to include the net income or loss attributed to the noncontrolling interest in SDI.

•	Consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in SDI.

•

The Company must disclose for each reporting period the amounts of consolidated income or loss attributed to the Company and to the noncontrolling interest in SDI. In addition, for each reporting period the Company must present a reconciliation at the beginning and end of the period of the carrying amount of total equity and equity attributable to the Company and to the noncontrolling interest in SDI.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, government and private agency grants, and services and license fees. Collaboration revenue includes amounts recognized under our collaboration agreements. Grant revenue includes amounts earned under government and private agency grants. Services and license fees include research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2008 to 2009		Six Months Ended June 30,		Increase (Decrease) from 2008 to 2009
Revenues:	2009	2008	$	%	2009	2008	$	%
Collaboration revenue	$14,596	$7,701	$6,895	90%	$32,288	$13,475	$18,813	140%
Grant revenue	895	1,122	(227)	(20%)	2,034	1,446	588	41%
Services and license revenue	393	1,155	(762)	(66%)	906	1,371	(465)	(34)%

Total revenues	$15,884	$9,978	$5,906	59%	$35,228	$16,292	$18,936	116%

Total revenues for the six months ended June 30, 2009 increased by $18.9 million, or 116%, over the same period in 2008 primarily due to an increase in revenue recognized from our collaboration arrangement with Merck. Collaboration revenue in 2009 includes recognition of $28.5 million of previously deferred revenue associated with the upfront payment from Merck, which was accelerated due to Merck’s termination of the collaboration agreement in December 2008. Grant revenue increased by $0.6 million, or 41%, over the same period in 2008 due primarily to revenues earned from the National Institute of Health (“NIH”) contract we were awarded in September 2008. Services and license revenue of $0.9 million was derived primarily from research and development services provided to customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

We anticipate that our revenues in 2009 will exceed 2008 primarily due to our recognition of $28.5 million of deferred revenue associated with the upfront payment from Merck.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2008 to 2009		Six Months Ended June 30,		Increase (Decrease) from 2008 to 2009
Research and development:	2009	2008	$	%	2009	2008	$	%
Compensation and related personnel costs	$3,957	$4,661	$(704)	(15)%	$8,091	$10,028	$(1,937)	(19)%
Outside services	3,207	6,071	(2,864)	(47)%	7,647	14,107	(6,460)	(46)%
Facility costs	1,724	1,824	(100)	(5)%	3,465	3,361	104	(3)%
Non-cash stock-based compensation	349	390	(41)	(11)%	367	570	(203)	(36)%

Total research and development	$9,239	$12,946	$(3,707)	(29)%	$19,571	$28,066	$(8,495)	(30)%

Research and development expense for the six months ended June 30, 2009 decreased by $8.5 million, or 30%, compared to the same period in 2008. The decrease in outside services is primarily due to a reduction in clinical development costs associated with HEPLISAV and the discontinuation of development for the TOLAMBA ragweed allergy program in May 2008. The decrease in compensation and related personnel costs is primarily due to the decline in employee headcount to support the organization.

We anticipate that our research and development expense in fiscal 2009 will remain at approximately the same level as 2008, if HEPLISAV development resumes by the fourth quarter of 2009. However, we are currently determining the timing, scope, and funding for future development of HEPLISAV and those amounts are expected to impact future periods.

General and Administrative

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2008 to 2009		Six Months Ended June 30,		Increase (Decrease) from 2008 to 2009
General and administrative:	2009	2008	$	%	2009	2008	$	%
Compensation and related personnel costs	$1,591	$1,800	$(209)	(12)%	$3,339	$3,843	$(504)	(13)%
Outside services	851	806	45	6%	1,975	2,189	(214)	(10)%
Legal costs	549	263	286	109%	1,372	622	750	121%
Facility costs	232	173	59	34%	467	483	(16)	(3)%
Non-cash stock-based compensation	310	378	(68)	(18)%	805	854	(49)	(6)%

Total general and administrative	$3,533	$3,420	$113	3%	$7,957	$7,991	$(34)	0%

General and administrative expense for the six months ended June 30, 2009 decreased by $34 thousand compared to the same period in 2008. The decrease in compensation and related personnel costs and outside services is due to an overall decline in the number of administrative employees, consulting fees and other professional fees incurred. These reductions were offset by increases in legal costs related to patent activities.

We expect general and administrative expense to decline in 2009 as compared to 2008, resulting from continued efforts to reduce administrative costs.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $0.5 million for both the six months ended June 30, 2009 and 2008.

Interest Income, Interest Expense and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest income was $0.2 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively. Interest income decreased by $1.0 million, or 86%, compared to the same period in 2008 due to lower investment balances and the decline in returns on our investment portfolio resulting from current market conditions.

Interest expense includes amortization of deferred transaction costs and commitment fees related to the Deerfield financing agreement and miscellaneous banking fees. Interest expense was $27 thousand and $2.7 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense decreased by $2.7 million, or 99%, compared to the same period in 2008 due to interest expense incurred from the commitment fees and warrants issued under the Deerfield financing agreement, which was terminated in August 2008.

Other income (expense) includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. We reported $0.1 million of other expense and $0.2 million of other income for the six months ended June 30, 2009 and 2008, respectively. The variance year over year resulted from the effect of Euro to U.S. Dollar exchange rates.

Losses Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006, and in accordance with FAS 160, we have attributed net income or loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations. For the six months ended June 30, 2009 and 2008, the losses attributed to the noncontrolling interest were $2.0 million and $3.1 million, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB ratified the final consensus in Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaboration Agreements” (“EITF 07-1”) which required certain income statement presentation of transactions with third parties and of payments between parties to the collaboration arrangement, along with disclosure about the nature of the arrangement. EITF 07-1 is effective on a retrospective basis to all prior periods presented for collaborative arrangements existing as of the adoption date and impacts all financial statements issued for the fiscal years beginning after December 15, 2008. We adopted EITF 07-1 on January 1, 2009 and our adoption did not have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any noncontrolling interests in the acquiree in a business combination. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. SFAS 141R is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. Depending on the nature and magnitude of our future business combination transactions, SFAS 141R may have a material impact on our consolidated financial position and/or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore effective January 1, 2009, we implemented SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations.

In April 2009, the FASB issued FSP No. SFAS 107-1 and Accounting Principles Board Opinion (“APB”) APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FASB No. 107, “Disclosures about the Fair Value of Financial Instruments”. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adoption of this pronouncement.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 extends existing disclosure requirements about debt and equity securities to interim reporting periods and provides new disclosure requirements. FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009 and we adopted FSP FAS 115-2/124-2 in the second quarter of 2009. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adoption of this pronouncement. We expanded our disclosures regarding our available-for-sale securities, as discussed in Note 3.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and we adopted SFAS 165 in the second quarter of 2009. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adoption of this pronouncement. We expanded our disclosures regarding subsequent events, as discussed in Note 1.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate a VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46R required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying Special Purpose Entities (“QSPEs”), which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective for the first annual reporting periods that begin after November 15, 2009 and we will adopt it in the first quarter of fiscal 2010. We do not expect the adoption of SFAS 167 to have a material effect on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

As of June 30, 2009, we had $53.0 million in cash, cash equivalents and marketable securities and investments held by SDI. Our funds are currently invested in a variety of securities, including institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.

Cash used in operating activities was $15.4 million during the six months ended June 30, 2009 compared to $23.0 million for the same period in 2008. The decrease in cash usage compared to the prior year was due primarily to our net income as compared to our net loss for the same period in 2008.

Cash provided by investing activities was $11.0 million during the six months ended June 30, 2009 compared to $21.4 million for the same period in 2008. The decrease was attributed to the decline in net proceeds from sales and maturities of marketable securities.

Cash provided by financing activities was $41 thousand during the six months ended June 30, 2009 compared to $2.1 million for the same period in 2008. The decrease was primarily attributed to the termination of the Deerfield financing agreement.

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

Contractual Obligations

The following summarizes our significant contractual obligations as of June 30, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Future minimum payments under our operating lease, excluding payments from the sublease agreement	$18,930	$1,281	$7,973	$4,776	$4,900
Long-term liability from the program option exercised under the SDI collaboration	15,000	—	15,000	—	—

Total	$33,930	$1,281	$22,973	$4,776	$4,900

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in February 2011 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $58 thousand in 2009 and $40 thousand in 2010. The sublease rental income is offset against rent expense.

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

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2009 and December 31, 2008. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of June 30, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of June 30, 2009.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2009, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $9.3 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. As of June 30, 2009, such fees and milestone payments to the Regents could approximate $0.3 million in 2009.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the Securities and Exchange Commission (“SEC”) and FASB, and accordingly, no such arrangements are likely to have a current or future effect on our financial position. As described above, SDI is considered a variable interest entity and included in our financial statements. Our financing arrangement with SDI does not qualify as an off-balance sheet arrangement as defined by applicable SEC regulations.

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

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of June 30, 2009 was $0.4 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of period covered by this report are effective.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $239.5 million as of June 30, 2009. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. Our current grants are scheduled to terminate in 2010, although we were awarded a five-year government contract totaling $17 million in September 2008. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

We do not have any products that generate revenue. The clinical hold on the two U.S. IND Applications for HEPLISAV remains in effect. In a recent meeting with the FDA, we proposed the continued clinical development of HEPLISAV in populations that are less responsive to current licensed hepatitis B vaccines. The FDA expressed a general agreement that these populations are appropriate for further clinical development, pending the review of the study protocols and additional supportive information. We plan to submit this information to the FDA in August 2009 with a goal of having the agency remove the clinical hold in September 2009. However, there can be no assurance whether and when the FDA will remove the clinical hold; whether HEPLISAV can be further developed, financed or commercialized in a timely manner without significant additional studies or patient data or significant expense; and whether any future development will be sufficient to support product approval.

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

We will require substantial additional capital and our failure to obtain additional capital when needed could force us to delay, reduce or eliminate our product development programs or future commercialization efforts, or reduce or discontinue operations.

We believe our existing capital resources will be adequate to satisfy our capital needs for at least the next twelve months. In the foreseeable future, we will require substantial additional capital resources in order to continue our operations, and any such funding in the current financing environment may not allow us to continue operations as currently planned. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•

the costs, timing and outcomes of regulatory reviews or other regulatory actions, such as whether and when the FDA will remove the clinical hold and whether we are permitted to further develop HEPLISAV;

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and manufacturing-related services for our product candidates;

•

the timing, receipt and amount of milestone and other payments from AstraZeneca, GlaxoSmithKline and potential future collaborators and the extent to which our research and development activities result in the achievement of milestone events under our collaboration agreements;

•	the costs to satisfy our obligations under existing and potential future alliances and collaborations;

•	the extent of our development and manufacturing costs and costs to establish sales and marketing functions for our product candidates that are not subject to our collaborations;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	our ability to establish strategic alliances, collaborations and licensing or other arrangements on terms favorable to us;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•	the extent and scope of our general and administrative expenses.

Our plans provide for us to continue, either alone or with a collaborator, to advance our product candidates through the development process. We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We believe our existing capital resources will be adequate to satisfy our capital needs for at least the next twelve months. However, our operating plan may change as a result of many factors, including those described above, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We may seek additional capital through a combination of public and private equity offerings and collaborative, strategic alliance and licensing arrangements. If we raise additional capital through the sale of our common stock, existing stockholders may experience dilution of their current level of ownership of our common stock and the terms of the financing may adversely affect the holdings or rights of our stockholders. Our ability to raise funds in the foreseeable future may be adversely impacted by recent deterioration in the U.S. and global financial markets, and additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate, delay or downsize clinical trials or manufacturing or other development activities for one or more of our product candidates;

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

•	curtail significant drug development programs that are designed to identify new product candidates.

The success of our product candidates depends on achieving successful clinical results and regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

None of our product candidates have been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approval for our most advanced product candidates. Approval processes in the United States and in other countries are uncertain, take many years and require the expenditure of substantial resources. The clinical hold on the two U.S. IND Applications for HEPLISAV remains in effect, pending the review of the study protocols and additional supportive information. Although we have received recent input from the FDA on the further clinical development of HEPLISAV, there can be no assurance whether and when the FDA will remove the clinical hold; whether HEPLISAV can be further developed, financed or commercialized in a timely manner without significant additional studies, difficulties or delays, or significant expense; and whether any future development will be sufficient to support product approval.

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

Our most advanced product candidate in clinical trials is based on our 1018 ISS compound, and most of our research and development programs use ISS-based technology. If any of our product candidates in clinical trials produce serious adverse safety data, we may be required to delay or discontinue all of our clinical trials. For example, since March 2008, the two IND Applications for HEPLISAV have been and remain on clinical hold following a SAE that occurred in the PHAST clinical trial. As most of our clinical product candidates contain ISS, a common safety risk across therapeutic areas may hinder our ability to enter into potential collaborations and if adverse safety data are found to apply to our ISS-based technology as a whole, we may be required to significantly reduce or discontinue our operations.

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

We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. The clinical hold on the two U.S. IND Applications for HEPLISAV has remained in effect since March 2008. There can be no assurance as to whether HEPLISAV can be further developed. Moreover, if HEPLISAV cannot be successfully developed, we will have to use the Düsseldorf facility for alternative manufacturing or research activities that may not fully utilize the facility’s capacity, resulting in continued operating costs that may not be offset by corresponding revenues. We may consider other alternatives for the Düsseldorf facility, including its sale or closure which would result in certain costs to discontinue operations.

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

Even if we obtain regulatory approval for our product candidates and are able to commercialize them, our products may not gain market acceptance among physicians, patients, health care payors and the medical community.

The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the indication for which the product is approved and its approved labeling;

•	the presence of other competing approved therapies;

•	the potential advantages of the product over existing and future treatment methods;

•	the relative convenience and ease of administration of the product;

•	the strength of our sales, marketing and distribution support;

•	the price and cost-effectiveness of the product; and

•	sufficient third-party reimbursement.

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

We will need to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV. We also may enter into collaborative relationships to provide funding to support our research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;

•	our contracts for collaborative arrangements may expire;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	we do not have day to day control over the activities of our partners and have limited control over their decisions;

•

our ability to generate future event payments and royalties from our partners depends upon their abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates;

•

we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	our partners may not devote sufficient capital or resources towards our product candidates; and

•	our partners may not comply with applicable government regulatory requirements.

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

To date, we have not filed for marketing approval for any of our product candidates outside the United States. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other foreign countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

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

In April 2006, we granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapies (the “Development Programs”) to Symphony Dynamo, Inc. (“SDI”) in consideration for a commitment from Symphony Capital Partners, LP and certain of its affiliates (“Symphony”) to provide $50 million of capital to advance the Development Programs. As part of the arrangement, we received an exclusive purchase option (the “Purchase Option”) to acquire all of the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices ranging from $94.9 million as of June 30, 2009, increasing quarterly up to $144.1 million at the end of the five-year term. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (the “Program Option”) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The intellectual property rights to the remaining cancer and hepatitis C therapy programs not purchased through the exercise of the Purchase Option will remain with SDI.

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

If we elect to exercise the Purchase Option, we will be required to make a payment of at least $100.7 million as of September 30, 2009, increasing thereafter quarterly, which at our discretion may be paid partially in shares of our common stock. As a result, in order to exercise the Purchase Option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the Purchase Option and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to exercise the Purchase Option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders.

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

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price or the availability of appropriate reimbursement from third party payors, in particular for HEPLISAV where existing products are approved for our target indications. Existing laws affecting the pricing and coverage of pharmaceuticals and other medical products by government programs and other third party payors may change before any of our product candidates are approved for marketing. In addition, third party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing and reimbursement decisions may not allow our products to compete effectively with existing or competitive products. Because we intend to offer products, if approved, that involve new technologies and new approaches to treating disease, the willingness of third party payors to reimburse for our products is particularly uncertain. We will have to charge a price for our products that is sufficiently high to enable us to recover our considerable investment in product development. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to achieve profitability and could harm our future prospects and reduce our stock price.

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

•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;

•	our ability to raise additional capital to fund our operations;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	maintenance of our existing exclusive licensing agreements with the Regents of the University of California;

•	changes in government regulations, general economic conditions, industry announcements;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	our ability to maintain continued listing on the Nasdaq markets or similar exchanges; and

•	volume of trading in our common stock.

One or more of these factors could cause a substantial decline in the price of our common stock. In October 2008, we experienced a decline in our market capitalization of nearly 80% based on the FDA’s communication to us regarding the continuation of a clinical hold on two U.S. IND Applications for HEPLISAV. In November 2008, we transferred our listing of Dynavax shares to The Nasdaq Capital Market from The Nasdaq Global Market. We may be delisted from the Nasdaq Capital Market if our share price or market value of publicly held shares does not meet certain thresholds. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk may be particularly relevant for us because we have experienced greater than average stock price volatility, as have other biotechnology companies in recent years. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs, and divert management’s attention and resources, which could harm our business, operating results and financial condition.

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

The Company held its Annual Meeting of Stockholders on May 13, 2009. The proposals voted on by the Company’s stockholders and the voting results were as follows:

Proposal 1: Election of Class III Directors

The election of directors was approved as follows:

	For	Withhold
Arnold L. Oronsky, Ph.D.	33,107,809	1,989,107
Peggy V. Phillips	33,073,082	2,023,834

Our Class I directors, Dennis Carson, M.D., Dino Dina, M.D., and Denise M. Gilbert, Ph.D., will each continue to serve on our board of directors until our 2010 annual meeting of stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal. Our Class II directors, Nancy L. Buc, Esq., David M. Lawrence, M.D. and Stanley A. Plotkin, M.D., will each continue to serve on our board of directors until our 2011 annual meeting of stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.

Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm

Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for fiscal year 2009 as follows:

For	Against	Abstain
34,829,935	228,758	38,223

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document
10.41(1)	Amended Management Continuity Agreement, dated as of April 22, 2009, between Dynavax Technologies Corporation and Zbigniew Janowicz, Ph.D.

10.42†	Amendment No. 4, dated June 1, 2009, to the Exclusive License Agreement, dated October 2, 1998, between Dynavax Technologies Corporation and the Regents of the University of California.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on June 5, 2009.

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Document
10.41(1)	Amended Management Continuity Agreement, dated as of April 22, 2009, between Dynavax Technologies Corporation and Zbigniew Janowicz, Ph.D.

10.42†	Amendment No. 4, dated June 1, 2009, to the Exclusive License Agreement, dated October 2, 1998, between Dynavax Technologies Corporation and the Regents of the University of California.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on June 5, 2009.

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 6, 2009	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	By:	/s/ DEBORAH A. SMELTZER
Deborah A. Smeltzer
Vice President, Operations and Chief Financial Officer
(Principal Financial Officer)