Form 10-Q
period 2009-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2009-10-30
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 28, 2009, the registrant had outstanding 41,279,270 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,735	$28,103
Marketable securities	—	15,264
Investments held by Symphony Dynamo, Inc. (SDI)	21,697	25,109
Restricted cash	677	668
Accounts receivable	1,184	6,407
Prepaid expenses and other current assets	1,008	991

Total current assets	49,301	76,542
Property and equipment, net	8,507	9,510
Goodwill	2,312	2,312
Other intangible assets, net	1,524	2,259

Total assets	$61,644	$90,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,037	$905
Accrued liabilities	7,356	6,816
Deferred revenues	3,127	33,133

Total current liabilities	11,520	40,854
Deferred revenues, noncurrent	17,440	18,512
Liability from program option exercised under the SDI collaboration	15,000	15,000
Other long-term liabilities	160	101
Commitments and contingencies (Note 7)
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock: $0.001 par value; 100,000 shares authorized at September 30, 2009 and December 31, 2008; 41,274 and 39,854 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	41	40
Additional paid-in capital	267,115	262,579
Accumulated other comprehensive loss:
Unrealized gain on marketable securities available-for-sale	—	49
Cumulative translation adjustment	(36)	(403)

Accumulated other comprehensive loss	(36)	(354)
Accumulated deficit	(249,038)	(248,743)

Total Dynavax stockholders’ equity	18,082	13,522

Noncontrolling interest in SDI	(558)	2,634

Total stockholders’ equity	17,524	16,156

Total liabilities and stockholders’ equity	$61,644	$90,623

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Collaboration revenue	$1,791	$7,960	$34,079	$21,435
Grant revenue	887	581	2,921	2,027
Service and license revenue	223	316	1,129	1,687

Total revenues	2,901	8,857	38,129	25,149
Operating expenses:
Research and development	9,631	10,456	29,202	38,522
General and administrative	3,736	3,913	11,693	11,904
Amortization of intangible assets	245	245	735	735

Total operating expenses	13,612	14,614	41,630	51,161

Loss from operations	(10,711)	(5,757)	(3,501)	(26,012)
Interest income	18	313	174	1,461
Loan forgiveness	—	5,000	—	5,000
Interest expense	(93)	(6,457)	(120)	(9,141)
Other income (expense)	80	(232)	(40)	(4)

Net loss	(10,706)	(7,133)	(3,487)	(28,696)
Add: Losses attributable to noncontrolling interest in SDI	1,200	1,713	3,192	4,768

Net loss attributable to Dynavax	$(9,506)	$(5,420)	$(295)	$(23,928)

Basic net loss per share attributable to Dynavax common stockholders	$(0.24)	$(0.14)	$(0.01)	$(0.60)

Shares used to compute basic and diluted net loss per share attributable to Dynavax common stockholders	40,153	39,831	39,990	39,807

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss attributable to Dynavax	$(295)	$(23,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,435	1,361
Amount attributed to noncontrolling interest in SDI	(3,192)	(4,768)
Amortization of intangible assets	735	735
Loss on the disposal of assets	—	25
Accretion and amortization on marketable securities	4	(621)
Interest associated with Deerfield financing agreement	84	9,089
Loan forgiveness	—	(5,000)
Stock-based compensation expense	2,102	2,488
Changes in operating assets and liabilities:
Accounts receivable	5,223	1,018
Prepaid expenses and other current assets	(17)	1,173
Restricted cash and other assets	(9)	(85)
Accounts payable	132	(3,288)
Accrued liabilities and other long term liabilities	615	(968)
Deferred revenues	(31,078)	1,753

Net cash used in operating activities	(24,261)	(21,016)

Investing activities
Change in investments held by SDI	3,412	4,946
Purchases of marketable securities	(14,289)	(23,082)
Proceeds from maturities of marketable securities	29,500	46,900
Proceeds from sales of marketable securities	—	4,046
Purchases of property and equipment, net	(448)	(4,328)

Net cash provided by investing activities	18,175	28,482

Financing activities
Proceeds from notes payable issued to Deerfield	—	2,000
Repayment of notes payable issued to Deerfield	—	(817)
Proceeds from issuance of common stock, net of issuance costs	2,275	—
Proceeds from employee stock purchase plan	72	204
Proceeds from exercise of stock options	4	5

Net cash provided by financing activities	2,351	1,392

Effect of exchange rate on cash and cash equivalents	367	(533)

Net increase (decrease) in cash and cash equivalents	(3,368)	8,325
Cash and cash equivalents at beginning of period	28,103	14,293

Cash and cash equivalents at end of period	$24,735	$22,618

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$907	$—

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2008 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiary, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), as well as the accounts of a variable interest entity, Symphony Dynamo, Inc. (“SDI”), which we consolidate pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification related to consolidation. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products. We have evaluated all subsequent events through October 30, 2009, the date the financial statements were filed with the SEC.

In June 2009, the FASB released the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“the Codification”), which has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification superseded all existing non-SEC accounting and reporting standards. The GAAP hierarchy was modified to include only two levels of GAAP: authoritative and non-authoritative. Rules and interpretive releases of the SEC under authority of federal securities laws are sources of authoritative GAAP for SEC registrants. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and was adopted by us in the third fiscal quarter of 2009. There was no impact to our consolidated financial position, results of operations and cash flows as a result of adoption of this pronouncement.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Significant Accounting Policies

The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2009 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.

In December 2007, the FASB established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The FASB also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new accounting and reporting standards regarding noncontrolling interests became effective on January 1, 2009. The Company adopted the new accounting and reporting standards regarding noncontrolling interests and our adoption did not impact our financial statements, except for the presentation and disclosure requirements affecting all periods presented as follows:

•	The noncontrolling interest in SDI was reclassified to equity.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•	Consolidated net income or loss was adjusted to include the net income or loss attributed to the noncontrolling interest in SDI.

•	Consolidated comprehensive income or loss was adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in SDI.

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

Recent Accounting Pronouncements

In June 2009, the FASB changed the consolidation guidance applicable to a variable interest entity (“VIE”). The FASB also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate a VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, the FASB required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying Special Purpose Entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. The FASB also requires enhanced disclosures about an enterprise’s involvement with a VIE. The new consolidation guidance regarding a VIE will be effective for the first annual reporting periods that begin after November 15, 2009 and will be adopted by the Company in the first quarter of fiscal 2010. We do not expect the adoption of the new guidance regarding the consolidation of a VIE to have a material effect on our consolidated results of operations and financial condition.

2. Fair Value Measurements

The FASB has established a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and investments held by SDI measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$39,859	$—	$—	$39,859
U.S. Government agency securities	—	2,000	—	2,000

Total	$39,859	$2,000	$—	$41,859

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

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We have classified our entire investment portfolio as available-for-sale. We view our available-for-sale portfolio as available for use in current operations, and accordingly, have classified all investments as short-term. As of September 30, 2009 the stated maturity of our investments is within one year of the current balance sheet date. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	Length of the time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer; and

•	Our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

To date, there have been no declines in fair value that have been identified as other than temporary. The following is a summary of available-for-sale securities included in cash and cash equivalents and investments held by SDI and restricted cash as of September 30, 2009 (in thousands):

September 30, 2009:	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregated Fair Value
Certificates of deposit and money market funds	$40,701	$—	$—	$40,701
U.S. Government agency securities	1,999	1	—	2,000

Total	$42,700	$1	$—	$42,701

There were no realized gains or losses from the sale of marketable securities for the three and nine months ended September 30, 2009. We recognized immaterial realized gains and no realized losses for the three and nine months ended September 30, 2008. Additionally, there was no other-than-temporary impairment recognized for the three and nine months ended September 30, 2009 and 2008. As of September 30, 2009, all of our investments have a stated maturity date that is within one year of the current balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity. As of September 30, 2009, our marketable securities had the following maturities (in thousands):

Maturities:	Amortized Cost	Aggregated Fair Value
Within 1 year	$42,700	$42,701
Total	$42,700	$42,701

4. Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at September 30, 2009 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(2,529)	$1,141
Customer relationships	5	1,230	(847)	383

Total	5	$4,900	$(3,376)	$1,524

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2009 (remaining three months)	$245
2010	980
2011	299

Total	$1,524

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In consideration for the warrant, we received an exclusive purchase option (the “Purchase Option”) to acquire the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices that range from $100.7 million as of September 30, 2009, increasing quarterly up to $144.1 million at the end of the five-year term. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (the “Program Option”) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The current terms provide that the intellectual property rights to the remaining cancer and hepatitis C therapy programs, if not purchased through the exercise of the Purchase Option, will remain with SDI.

We have determined that SDI is a variable interest entity and we are its primary beneficiary. As a result, the financial position and results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006.

At September 30, 2009, the investments held by SDI were $21.7 million. The investments held by SDI in the consolidated balance sheet include the aggregate $50 million of funding, less funds spent on the Development Programs as of the end of each reporting period.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At September 30, 2009, the noncontrolling interest was a deficit balance of $0.6 million. The noncontrolling interest in SDI in the consolidated balance sheet represents Symphony’s equity investment in SDI of $50 million, reduced by the $5.6 million fair value of the warrants we issued and $2.6 million of fees we paid to Symphony upon the transaction’s closing, and the losses attributed to the noncontrolling interest since its inception in April 2006. The noncontrolling interest was further reduced when we recorded the $15 million liability upon our exercise of the Program Option in April 2007, as that amount will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI and charged to the noncontrolling interest were $3.2 million and $4.8 million for the nine months ended September 30, 2009 and 2008, respectively. We have attributed net loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations.

6. Financing Agreements

On August 17, 2009 the Company entered into an equity distribution agreement (the “Agreement”) with Wedbush Morgan Securities, Inc. (“Wedbush”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through Wedbush as our sales agent or to Wedbush as a principal. During the quarter ended September 30, 2009, we sold 1,281,100 shares of common stock under the Agreement with Wedbush as our sales agent for aggregate net proceeds of $2.3 million after deducting commissions paid to Wedbush and offering expenses. As of September 30, 2009, we could offer and sell from time to time through Wedbush up to an additional $12.2 million in aggregate offering price of our common stock under the Agreement.

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

At the date of each issuance, the warrant valuation was recorded as a deferred transaction cost in other assets and an increase in additional paid in capital. The deferred transaction cost was amortized on a straight-line basis and recognized as interest expense through the termination of the Loan Agreement. We amortized zero and $1.8 million of deferred transaction cost in interest expense for the nine months ended September 30, 2009 and 2008, respectively.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Warrant Issuance Date	Shares Issued (in thousands)	Expiration Date	Exercise Price per Share
July 18, 2007	1,250	2/26/2014	$5.13
October 18, 2007	1,300	2/26/2014	$1.68
December 27, 2007	300	2/26/2014	$5.65
December 27, 2007(1)	700	2/26/2014	$1.68

Total	3,550

(1)	Pursuant to the Settlement Agreement, the warrants to purchase an aggregate of 700,000 shares of our common stock issued on December 27, 2007 were amended on August 26, 2008 to provide for a termination date of February 26, 2014 at the existing exercise price of $5.65 and were further amended on August 26, 2009 to provide for a new exercise price of $1.68, which is equal to the VWAP over the 15 trading days prior to August 26, 2009.

The amendments to the warrants resulted in a re-measurement of the fair value based on the amended terms and current period assumptions and were accounted for as modifications to equity awards under the provisions of Topic 718, Compensation-Stock Compensation. We recorded interest expense and an increase of additional paid in capital of $0.1 million and $0.9 million for the nine months ended September 30, 2009 due to these modifications.

7. Commitments and Contingencies

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated in February 2011 at no cost to us but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of September 30, 2009 and December 31, 2008. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2014. Total net rent expense related to our operating leases was $1.9 million for each of the years ended September 30, 2009 and 2008. Deferred rent was $0.9 million as of September 30, 2009.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $58 thousand in 2009 and $40 thousand in 2010. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2009, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2009 (remaining three months)	$652
2010	2,626
2011	2,683
2012	2,743
2013	2,787
Thereafter	7,124

Total	$18,615

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2009 and December 31, 2008. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of September 30, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of September 30, 2009.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2009, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $8.3 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

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

8. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs and are eligible to receive future potential development and commercialization milestones totaling approximately $200 million per program. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one product. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the three and nine months ended September 30, 2009, we recognized revenue of $0.4 million and $1.1 million, respectively, related to the initial payment.

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

In September 2008, we received a $4.5 million milestone payment from AstraZeneca for the nomination of the first candidate drug, AZD1419. We are currently working on a second candidate drug, and in February 2009, we extended our research collaboration with AstraZeneca through July 2010 to provide funding for a third candidate drug. Revenue from milestones received during the development plan is deferred and recognized ratably over estimated performance period of the collaboration agreement. For the three and nine months ended September 30, 2009, we recognized revenue related to the milestone for the nomination of AZD1419 of $0.4 million and $1.4 million, respectively. Collaboration revenue resulting from the performance of research services amounted to $0.8 million and $2.6 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, we had recorded deferred revenue of $11.7 million associated with the milestone for the nomination of a candidate drug, upfront fee and amounts billed in advance for research services per the contract terms.

National Institutes of Health and Other Funding

        In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the three and nine months ended September 30, 2009, we recognized revenue of approximately $0.4 million and $1.2 million, respectively.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus, an autoimmune disease. Revenue associated with this grant is recognized as the related expenses are incurred. For the three and nine months ended September 30, 2009, we recognized revenue of approximately $0.3 million and $0.8 million, respectively.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the second quarter of 2009. In August 2007, we were awarded a two-year $3.3 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants is recognized as the related expenses are incurred. For the nine months ended September 30, 2009 and 2008, we recognized revenue of approximately $0.7 million and $1.4 million, respectively.

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

On December 18, 2008, Merck provided notice of its termination of the collaboration, at which time all development, manufacturing and commercialization rights to HEPLISAV reverted to Dynavax. As a result of Merck’s termination, we accelerated the applicable performance period over which we ratably recognize revenue from the upfront fee through the effective date of the termination in June 2009. For the nine months ended September 30, 2009 and 2008, we recognized revenue of $28.5 million and $1.9 million, respectively, related to the upfront fee. Collaboration revenue resulting from the performance of research and development services is recognized as related research and development costs are incurred. Cost reimbursement revenue under this collaboration agreement totaled $0.3 million and $15.4 million for the nine months ended September 30, 2009 and 2008, respectively. Merck is obligated to make payments to Dynavax for the 180-day wind down period following Merck’s written notice of termination. Merck has disagreed with the amounts for which it may be liable under the agreement and we are currently in negotiations to determine the amount of the wind down payment. Based on negotiations to date, we expect that this dispute may be submitted to arbitration under the agreement.

9. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to Dynavax by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to Dynavax by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 11.0 million shares of common stock as of September 30, 2009 and 2008, were excluded from the calculation of diluted net loss per share for both the three and nine months ended September 30, 2009 and 2008 because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted net loss per share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss attributable to Dynavax	$(9,506)	$(5,420)	$(295)	$(23,938)
Denominator:
Weighted-average common shares outstanding used for basic and diluted net loss per share	40,153	39,831	39,990	39,807

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net loss attributable to Dynavax	$(295)	$(23,928)
Decrease in unrealized gain on marketable securities available-for-sale	(49)	(123)
Increase (decrease) in cumulative translation adjustment	367	(533)

Comprehensive income (loss) attributable to Dynavax	$23	$(24,584)

11. Stockholders’ Equity

As of September 30, 2009, we have two share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan. The 2004 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including stock options, restricted stock, restricted stock units, and other equity awards to employees, consultants and members of the board of directors. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The Company did not grant options during the three months ended September 30, 2009. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Weighted-average fair value per share	$—	$0.91	$0.53	$2.60	$0.87	$0.93
Risk-free interest rate	—	2.7%	1.7%	2.8%	0.7%	2.4%
Expected life (in years)	—	4.0	4.0	4.4	1.2	1.3
Volatility	—	0.8	1.6	0.7	1.6	0.8
Expected dividends	—	—	—	—	—	—

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee and director stock-based compensation expense	$902	$1,051	$2,091	$2,469
Other stock-based compensation expense	14	1	11	19

Total	$916	$1,052	$2,102	$2,488

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 15%. As of September 30, 2009, the total unrecognized compensation cost related to non-vested options granted amounted to $4.1 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.5 years.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Activity under the stock option plans was as follows:

	Options Available for Grant	Number of Options Outstanding	Weighted-Average Exercise Price Per Share
Balance at December 31, 2008	660,653	5,172,976	$4.70
Options authorized	400,000	—	—
Options granted	(1,188,350)	1,188,350	$0.67
Options exercised	—	—	—
1997 Plan shares exercised	—	(2,666)	$1.50
Options cancelled:
Options forfeited (unvested).	443,822	(443,822)	$3.11
Options expired (vested)	436,472	(436,472)	$6.62
1997 Plan options expired	(999)	—	—

Balance at September 30, 2009	751,598	5,478,366	$3.80

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of September 30, 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	4,937,726	$3.95	6.9	$1,408,211
Options exercisable	2,815,964	$4.76	5.8	$61,710

Employee Stock Purchase Plan

As of September 30, 2009, 496,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (the “Purchase Plan”), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 330,107 shares of our common stock under the Purchase Plan. At September 30, 2009, 165,893 shares of our common stock remained available for future purchases.

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

Recent Developments

HEPLISAV

In September 2009, the U.S. Food and Drug Administration (“FDA”) removed the clinical hold for the HEPLISAV Investigational New Drug application in individuals with chronic kidney disease. In that same month, following the FDA’s decision, we initiated a Phase 3 trial for HEPLISAV in individuals with chronic kidney disease and began vaccinating subjects. We expect to initiate a second Phase 3 lot-to-lot consistency trial in early 2010. We anticipate that these two registration trials will be completed within the next 24 months and currently believe that these studies, taken together, could support registration filing of HEPLISAV with the FDA.

HEPLISAV is designed to provide increased, rapid protection with fewer doses than current licensed vaccines. Over 2,500 individuals have been vaccinated with HEPLISAV, which has completed a pivotal phase 3 study and early-stage trials in chronic kidney disease patients, all of which have demonstrated the vaccine’s immunogenicity.

We are developing HEPLISAV for populations that are less responsive to current licensed vaccines, including individuals with chronic kidney disease, adults over 40 years of age, and others. We have worldwide commercial rights to HEPLISAV, which combines hepatitis B surface antigen (“HBsAg”) with a proprietary Toll-like Receptor 9 agonist to enhance the immune response.

Critical Accounting Policies and the Use of Estimates

The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2009 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.

In December 2007, the FASB established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The FASB also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new accounting and reporting standards regarding noncontrolling interests became effective on January 1, 2009. The Company adopted the new accounting and reporting standards regarding noncontrolling interests and our adoption did not impact our financial statements, except for the presentation and disclosure requirements affecting all periods presented as follows:

•	The noncontrolling interest in SDI was reclassified to equity.

•	Consolidated net income or loss was adjusted to include the net income or loss attributed to the noncontrolling interest in SDI.

•	Consolidated comprehensive income or loss was adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in SDI.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2008 to 2009		Nine Months Ended September 30,		Increase (Decrease) from 2008 to 2009
Revenues:	2009	2008	$	%	2009	2008	$	%
Collaboration revenue	$1,791	$7,960	$(6,169)	(78)%	$34,079	$21,435	$12,644	59%
Grant revenue	887	581	306	53%	2,921	2,027	894	44%
Services and license revenue	223	316	(93)	(29)%	1,129	1,687	(558)	(33)%

Total revenues	$2,901	$8,857	$(5,956)	(67)%	$38,129	$25,149	$12,980	52%

Collaboration revenue in 2009 included recognition of $28.5 million of deferred revenue associated with the upfront payment from Merck, which was accelerated through June 2009 following Merck’s termination of the collaboration for HEPLISAV. The decline in total revenue for the quarter ended September 30, 2009 compared to the same period in 2008 was due to the reduction in collaboration revenue from Merck. Total revenues for the nine months ended September 30, 2009 increased over the same period in 2008 primarily due to the accelerated recognition of deferred revenue upon termination of the Merck collaboration. Grant revenue for the three and nine months ended September, 30, 2009, increased over the same periods in 2008 due primarily to revenues earned from the National Institute of Health (“NIH”) contract we were awarded in September 2008. Services and license revenue of $0.2 million and $1.1 million for the three and nine months ended September, 30, 2009, respectively, were derived primarily from research and development services provided to customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

Research and Development Expense

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2008 to 2009		Nine Months Ended September 30,		Increase (Decrease) from 2008 to 2009
Research and development expense:	2009	2008	$	%	2009	2008	$	%
Compensation and related personnel costs	$3,688	$4,519	$(831)	(18)%	$11,779	$14,546	$(2,767)	(19)%
Outside services	3,758	3,715	43	1%	11,406	17,823	(6,417)	(36)%
Facility costs	1,748	1,745	3	—	5,213	5,106	107	2%
Non-cash stock-based compensation	437	477	(40)	(8)%	804	1,047	(243)	(23)%

Total research and development expense	$9,631	$10,456	$(825)	(8)%	$29,202	$38,522	$(9,320)	(24)%

Research and development expense for the three and nine months ended September 30, 2009 decreased as compared to the same periods in 2008. For the nine months ended September, 30, 2009, the decrease in outside services over the same period in 2008 is primarily due to a reduction in clinical development costs associated with HEPLISAV and the discontinuation of development for the TOLAMBA ragweed allergy program in May 2008. For the three and nine months ended September, 30, 2009, the decrease in compensation and related personnel costs over the same periods in 2008 is primarily due to the decline in employee headcount to support the organization. We expect our research and development expense for the year ended 2009 will be less than the expense incurred in 2008.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2008 to 2009		Nine Months Ended September 30,		Increase (Decrease) from 2008 to 2009
General and administrative expense:	2009	2008	$	%	2009	2008	$	%
Compensation and related personnel costs	$1,386	$1,684	$(298)	(18)%	$4,725	$5,528	$(803)	(15)%
Outside services	1,003	994	9	1%	2,977	3,182	(205)	(6)%
Legal costs	639	414	225	54%	2,011	1,036	975	94%
Facility costs	223	256	(33)	(13)%	690	739	(49)	(7)%
Non-cash stock-based compensation	485	565	(80)	(14)%	1,290	1,419	(129)	(9)%

Total general and administrative expense	$3,736	$3,913	$(177)	(5)%	$11,693	$11,904	$(211)	(2)%

General and administrative expense for the three and nine months ended September 30, 2009 decreased as compared to the same periods in 2008. The decrease in compensation and related personnel costs and outside services is due to an overall decline in the number of administrative employees, consulting fees and other professional fees incurred. These reductions were offset by increases in legal costs related to patent activities.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $0.7 million for both the nine months ended September 30, 2009 and 2008.

Interest Income, Loan Forgiveness, Interest Expense and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest income was $0.2 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income decreased by $1.3 million, or 88%, as compared to the same period in 2008 due to lower investment balances and a decline in returns on our investment portfolio resulting from current market conditions.

Loan forgiveness represents a $5.0 million portion of the loan from Deerfield Management and its affiliates (“Deerfield”) that was forgiven upon termination of the loan agreement in August 2008.

Interest expense includes amortization of deferred transaction costs and commitment fees related to the Deerfield financing agreement and miscellaneous banking fees. Interest expense was $0.1 million and $9.1 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense decreased by $9.0 million, or 99%, compared to the same period in 2008 due to interest expense incurred from the commitment fees and warrants issued under the Deerfield financing agreement, which was terminated in August 2008.

Other income (expense) includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment. We reported $40 thousand and $4 thousand of other expense for the nine months ended September 30, 2009 and 2008, respectively. The variance year over year resulted from the effect of Euro to U.S. Dollar exchange rates.

Losses Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006, we have attributed net income or loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations. For the nine months ended September 30, 2009 and 2008, the losses attributed to the noncontrolling interest were $3.2 million and $4.8 million, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB changed the consolidation guidance applicable to a variable interest entity (“VIE”). The FASB also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate a VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, the FASB required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Qualifying Special Purpose Entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. The FASB also requires enhanced disclosures about an enterprise’s involvement with a VIE. The new consolidation guidance regarding a VIE will be effective for the first annual reporting periods that begin after November 15, 2009 and will be adopted by the Company in the first quarter of fiscal 2010. We do not expect the adoption of the new guidance regarding the consolidation of a VIE to have a material effect on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

As of September 30, 2009, we had $46.4 million in cash, cash equivalents and marketable securities and investments held by SDI. Our funds are currently invested in a variety of securities, including institutional money market funds, commercial paper, government and non-government debt securities and corporate obligations.

Cash used in operating activities was $24.3 million during the nine months ended September 30, 2009 compared to $21.0 million for the same period in 2008. The increase in cash usage compared to the prior year was due primarily to the decline in payments received from the collaboration with Merck, which was terminated in December 2008.

Cash provided by investing activities was $18.2 million during the nine months ended September 30, 2009 compared to $28.5 million for the same period in 2008. The decrease was attributed to the decline in net proceeds from sales and maturities of marketable securities.

Cash provided by financing activities was $2.4 million during the nine months ended September 30, 2009 compared to $1.4 million for the same period in 2008. The increase was primarily attributed to the proceeds from the sales of our common stock under an equity distribution agreement entered into with Wedbush Morgan Securities, Inc. (“Wedbush”) on August 17, 2009. Pursuant to the agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through Wedbush as our sales agent or to Wedbush as a principal. During the quarter ended September 30, 2009, we sold 1,281,100 shares of common stock under the agreement with Wedbush as our sale agent for aggregate net proceeds of $2.3 million after deducting commissions paid to Wedbush and offering expenses. As of September 30, 2009, we could offer and sell from time to time through Wedbush up to an additional $12.2 million in aggregate offering price of our common stock under this agreement.

We currently anticipate that our cash and marketable securities, collaboration agreements, and investments held by SDI will enable us to maintain our operations for at least the next twelve months. We are reviewing financing opportunities to fund future clinical development for HEPLISAV, which will require additional capital resources. We may raise additional funds through public or private equity offerings, collaborative, strategic alliances and licensing arrangements or other means.

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

Contractual Obligations

The following summarizes our significant contractual obligations as of September 30, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Future minimum payments under our operating lease, excluding payments from the sublease agreement	$18,615	$652	$8,052	$4,825	$5,086
Long-term liability from the program option exercised under the SDI collaboration	15,000	—	15,000	—	—

Total	$33,615	$652	$23,052	$4,825	$5,086

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

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2009 and December 31, 2008. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of September 30, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of September 30, 2009.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2009, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $8.3 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. As of September 30, 2009, such fees and milestone payments to the Regents could approximate $0.3 million in 2009.

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

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of September 30, 2009 was negative $36 thousand primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Vice President (“VP”), Finance, our principal financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and VP, Finance concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of period covered by this report are effective.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $249.0 million as of September 30, 2009. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

We do not have any products that generate revenue. Although the U.S. Food and Drug Administration (“FDA”) has removed the clinical hold on our HEPLISAV Investigational New Drug (“IND”) application for individuals with chronic kidney disease, there can be no assurance whether HEPLISAV can be further developed, financed or commercialized in a timely manner without significant additional studies or patient data or significant expense; whether our future development efforts will be sufficient to support product approval; or whether the market for HEPLISAV will be substantial enough for us to reach profitability.

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

We believe our existing capital resources will be adequate to satisfy our capital needs for at least the next twelve months. In the foreseeable future, we will require substantial additional capital resources in order to continue our operations, and any such funding in the current financing environment may not allow us to continue operations as currently planned. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the costs, timing and outcomes of regulatory reviews or other regulatory actions;

•	the scope, progress, duration, results and cost of clinical trials, as well as non-clinical studies and manufacturing-related services for our product candidates;

•

the timing, receipt and amount of milestone and other payments from existing and potential future collaborators and the extent to which our research and development activities result in the achievement of milestone events under our collaboration agreements;

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

We will need to demonstrate in clinical trials that a product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. If we identify any safety issues associated with our product candidates, we may be restricted from initiating further trials for those products. Moreover, we may not see sufficient signs of efficacy in those studies. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval. Despite the time and money expended, regulatory approvals are uncertain. Failure to successfully complete clinical trials and show that our products are safe and effective would have a material adverse effect on our business and results of operations. Even if approved, the labeling of the product may significantly limit the commercial opportunity for such product.

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

Our registration and commercial timelines depend on results of the current and planned clinical trials and further discussions with the FDA and corresponding foreign regulatory agencies. Any extension, suspension, modification, termination or unanticipated delays of our clinical trials could:

•	adversely affect our ability to timely and successfully commercialize or market these product candidates;

•	result in significant additional costs;

•	potentially diminish any competitive advantages for those products;

•	potentially limit the markets for those products;

•	adversely affect our ability to enter into collaborations, receive milestone payments or royalties from potential collaborators;

•	cause us to abandon the development of the affected product candidate; or

•	limit our ability to obtain additional financing on acceptable terms, if at all.

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

Our most advanced product candidate in clinical trials is based on our 1018 ISS compound, and most of our research and development programs use ISS-based technology. If any of our product candidates in clinical trials produce serious adverse safety data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy. For example, from March 2008 until September 2009, the two IND applications for HEPLISAV were placed on clinical hold by the FDA following a serious adverse event that occurred in one of our clinical trials. In September 2009, the FDA removed the clinical hold on the IND application for individuals with chronic kidney disease. In addition, most of our clinical product candidates contain ISS, and a common safety risk across therapeutic areas may hinder our ability to enter into potential collaborations and if adverse safety data are found to apply to our ISS-based technology as a whole, we may be required to significantly reduce or discontinue our operations.

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

We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. If HEPLISAV cannot be successfully developed or is not commercially viable, we will have to use the Düsseldorf facility for alternative manufacturing or research activities that may not fully utilize the facility’s capacity, resulting in continued operating costs that may not be offset by corresponding revenues, or we may consider other alternatives for the Düsseldorf facility, including its sale or closure which would result in certain costs of disposal or discontinuation of operations.

We rely on contract research organizations to conduct our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.

We rely on third parties to conduct our clinical trials. If these third parties do not perform their obligations or meet expected deadlines our planned clinical trials may be extended, delayed, modified or terminated. Any extension, delay, modification or termination of our clinical trials could delay or otherwise adversely affect our ability to commercialize our products and could have a material adverse effect on our business and operations.

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

The FDA or other regulatory agencies could limit the labeling indication for which our product candidates may be marketed or could otherwise limit marketing efforts for our products. For example, in connection with the removal of the clinical hold on HEPLISAV in September 2009 and related discussions with the FDA, it is expected that, further development of HEPLISAV in the U.S. initially will be limited to individuals who are less responsive to current licensed vaccines, including adults over 40 years of age and individuals with chronic kidney disease. If we are unable to successfully market any approved product candidates, or marketing efforts are restricted by regulatory limits, our ability to generate revenues could be significantly impaired.

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

We will need to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV. We also may enter into collaborative relationships to provide funding to support our research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;

•	our contracts for collaborative arrangements may expire or terminate and we may not have alternative funding available;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	we do not have day to day control over the activities of our partners and have limited control over their decisions;

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat infectious diseases, asthma and inflammatory and autoimmune diseases. Competitors may develop more effective, more affordable or more convenient products or may achieve earlier patent protection or commercialization of their products. These competitive products may render our product candidates obsolete or limit our ability to generate revenues from our product candidates. Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do.

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

We may introduce certain of our product candidates in various markets outside the U.S. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial burdens on our resources and divert management’s attention from domestic operations. International operations are subject to risk, including:

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

To date, we have not filed for marketing approval for any of our product candidates outside the U.S.. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other foreign countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

We rely on licenses to intellectual property from third parties. Impairment of these licenses or our inability to maintain them would severely harm our business.

Our current research and development efforts depend upon our license arrangements for intellectual property owned by third parties. Our dependence on these licenses subjects us to numerous risks, such as disputes regarding the use of the licensed intellectual property and the creation and ownership of new discoveries under such license agreements. In addition, these license arrangements require us to make timely payments in order to maintain our licenses and typically contain diligence or milestone-based termination provisions. Our failure to meet any obligations pursuant to these agreements could allow our licensors to terminate our agreements or undertake other remedies such as converting exclusive to non-exclusive licenses if we are not able to cure or obtain waivers for such failures or amend the term of such agreements on terms acceptable to us. In addition, our license agreements may be terminated or may expire by their terms, and we may not be able to maintain the exclusivity of these licenses. If we cannot maintain licenses that are advantageous or necessary to the development or the commercialization of our product candidates, we may be required to expend significant time and resources to develop or license similar technology or to find other alternatives to maintaining the competitive position of our products. If such alternatives are not available to us in a timely manner or on acceptable terms, we may be unable to continue development or commercialize our product candidates.

If third parties successfully assert that we have infringed their patents and proprietary rights or challenge our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming, and delay or prevent development or commercialization of our product candidates.

We may be exposed to future litigation by third parties based on claims that our product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the ownership, scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. We are involved in various interference and other administrative proceedings related to our intellectual property which has caused us to incur certain legal expenses. If we become involved in any litigation and/or other significant interference proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.

Two of our potential competitors, Merck & Co., Inc., or Merck, and GlaxoSmithKline plc, or GSK, are exclusive licensees of broad patents covering hepatitis B surface antigen, a component of HEPLISAV. In addition, the Institut Pasteur also owns or has exclusive licenses to patents covering hepatitis B surface antigen. While some of these patents have expired or will soon expire outside the U.S., they remain in force in the U.S. To the extent we are able to commercialize HEPLISAV in the U.S. while these patents remain in force, Merck and/or GSK or the Institut Pasteur may bring claims against us.

If we or our collaborators are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against our products, for example, as may arise in the commercialization of HEPLISAV or any similar product candidate in the U.S., we or our collaborator could be required to pay substantial damages or be unable to commercialize our product candidates or use our proprietary technologies without a license from such third party. A license may require the payment of substantial fees or royalties, require a grant of a cross-license to our technology or may not be available on acceptable terms, if at all. In addition, we must make timely payments or meet diligence obligations in order to maintain any such licenses in effect. In the absence of a current license, we may be required to redesign our technology so it does not infringe a third party’s patents, which may not be possible or could require substantial funds and time. Any of these outcomes could require us to change our business strategy and could materially impact our business and operations.

One of our potential competitors, Pfizer Inc., or Pfizer, has issued patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office and foreign patent offices, that may be asserted against our ISS products. We may need to obtain a license to one or more of these patent claims held by Pfizer by paying fees or royalties or offering rights to our own proprietary technologies in order to commercialize one or more of our formulations of ISS in other than with respect to HEPLISAV, for which we have a license. A license for other uses may not be available to us on acceptable terms, if at all, which could preclude or limit our ability to commercialize our products.

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

We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. However, in certain cases such protection may be limited, depending in part on existing patents held by third parties, which may only allow us to obtain relatively narrow patent protection. In the U.S., legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved.

The biopharmaceutical patent environment outside the U.S. is even more uncertain. We may be particularly affected by this uncertainty since several of our product candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection.

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

We have licensed some of our development and commercialization rights to certain of our development programs in connection with our Symphony Dynamo funding arrangement and will not receive any future royalties or revenues with respect to this intellectual property unless we exercise an option to repurchase some or all of the programs in the future. While we exercised the repurchase option with respect to one of the programs, we may not obtain sufficient clinical data in order to determine whether we should exercise our option to repurchase the other programs prior to the expiration of the development period, and we do not currently have the financial resources available to pay the exercise price if we determine that exercising the option to repurchase the other programs is in our best interests.

In April 2006, we granted an exclusive license to the intellectual property for certain ISS compounds for cancer, hepatitis B and hepatitis C therapies (the “Development Programs”) to Symphony Dynamo, Inc. (“SDI”) in consideration for a commitment from Symphony Capital Partners, LP and certain of its affiliates (“Symphony”) to provide $50 million of capital to advance the Development Programs. As part of the arrangement, we received an exclusive purchase option (the “Purchase Option”) to acquire all of the Development Programs through the purchase of all of the equity in SDI during the five-year term at specified prices ranging from $100.7 million as of September 30, 2009, increasing quarterly up to $144.1 million at the end of the five-year term. The Purchase Option exercise price is payable in cash or a combination of cash and shares of Dynavax common stock, at our sole discretion. We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (the “Program Option”) during the first year of the arrangement. In April 2007, we exercised our Program Option for the hepatitis B program. The exercise of this Program Option triggered a payment obligation of $15 million which will either be (a) due to Symphony upon the expiration of the SDI collaboration in 2011 if the Purchase Option is not exercised; or (b) included as part of the applicable purchase price upon exercise of the Purchase Option. The current terms provide that the intellectual property rights to the remaining cancer and hepatitis C therapy programs not purchased through the exercise of the Purchase Option will remain with SDI.

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

If we elect to exercise the Purchase Option, we will be required to make a payment of at least $106.9 million as of December 31, 2009, increasing thereafter quarterly, which at our discretion may be paid partially in shares of our common stock. As a result, in order to exercise the Purchase Option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the Purchase Option and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to exercise the Purchase Option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders.

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

The current administration has stated that it is committed to reforming the health care system in the U.S. and multiple proposals to effect such reform have been introduced in Congress. It is likely that any legislation that is enacted will affect the biopharmaceutical industry. However, we are unable to predict whether reform legislation will be enacted and, if enacted, what impact that legislation will have on our business or future prospects. The uncertainty as to the nature and scope of any proposed reforms limits our ability to forecast changes that may affect our business and to manage our business accordingly. This uncertainty may also make it more difficult for us to enter into collaboration agreements for our product candidates and to obtain financing for future development of our product candidates.

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

•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;

•	our ability to raise additional capital to fund our operations;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	our ability to establish and maintain licensing agreements for intellectual property necessary for the development of our product candidates;

•	changes in government regulations, general economic conditions or industry announcements;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	our ability to maintain continued listing on the NASDAQ markets or similar exchanges; and

•	volume of trading in our common stock.

One or more of these factors could cause a substantial decline in the price of our common stock. In October 2008, we experienced a decline in our market capitalization of nearly 80% based on the FDA’s communication to us regarding the continuation of a clinical hold on two U.S. IND applications for HEPLISAV. While the FDA has removed the clinical hold on the IND application for individuals with chronic kidney disease, our market capitalization remains well below levels prior to the announcement of the FDA’s clinical hold. In November 2008, we transferred our listing of Dynavax shares to The NASDAQ Capital Market from The NASDAQ Global Market. We may be delisted from The NASDAQ Capital Market if our share price or market value of publicly held shares does not meet certain thresholds. In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk may be particularly relevant for us because we have experienced greater than average stock price volatility, as have other biotechnology companies in recent years. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs, and divert management’s attention and resources, which could harm our business, operating results and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

10.43(1)	Equity Distribution Agreement, dated August 17, 2009, between Dynavax Technologies Corporation and Wedbush Morgan Securities, Inc.

10.44	Amendment to Equity Distribution Agreement, dated September 10, 2009, between Dynavax Technologies Corporation and Wedbush Morgan Securities, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on August 17, 2009.

EXHIBIT INDEX

Exhibit Number	Document

10.43(1)	Equity Distribution Agreement, dated August 17, 2009, between Dynavax Technologies Corporation and Wedbush Morgan Securities, Inc.

10.44	Amendment to Equity Distribution Agreement, dated September 10, 2009, between Dynavax Technologies Corporation and Wedbush Morgan Securities, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on August 17, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: October 30, 2009	By:	/S/ DINO DINA, M.D.
Dino Dina, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2009	By:	/S/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)