Form 10-K
period 2009-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2010-03-16
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2009 as reported on the Nasdaq Capital Market, was approximately $50,119,635. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 2010, the registrant had outstanding 54,359,311 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Overview

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases, asthma and inflammatory and autoimmune diseases. The Company’s lead product candidate is HEPLISAVTM, a Phase 3 investigational adult hepatitis B vaccine designed to enhance protection more rapidly and with fewer doses than current licensed vaccines.

Our pipeline of product candidates includes: HEPLISAV; our Universal Flu vaccine; clinical-stage programs for hepatitis C and hepatitis B therapies; and preclinical programs partnered with AstraZeneca and GlaxoSmithKline (“GSK”). We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat infectious diseases, asthma and inflammatory and autoimmune diseases. Our product candidates are based on the use of immunostimulatory and immunoregulatory sequences. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2001. Our principal offices are located at 2929 Seventh Street, Suite 100, Berkeley, California 94710-2753. Our telephone number is (510) 848-5100.

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

Advanced ISS Technologies

For several programs, we use our advanced proprietary knowledge to design modifications of the molecular structure of ISS to significantly increase their versatility and potency, allowing use of less ISS. These second-generation ISS stimulate specific immune responses, including potent interferon-alpha induction.

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

Primary Development Programs

Our pipeline of product candidates includes:

Product Candidate	Clinical Indication(s)	Phase	Partnership/Funding Support
Development Programs
HEPLISAV	Hepatitis B prevention	Phase 3	Dynavax
Universal Flu vaccine	Influenza prevention	Preclinical	Novartis (Supply and Option Agreement); NIH
SD-101	Hepatitis C infection	Phase 1b	Dynavax
DV-601	Hepatitis B infection	Phase 1b	Dynavax
Partnered Programs
AZD1419	Asthma	Preclinical	AstraZeneca AB
DV1179	Autoimmune and inflammatory diseases	Preclinical	GlaxoSmithKline; NIH

HEPLISAV Hepatitis B Vaccine

Our lead product candidate is HEPLISAV, a Phase 3 investigational adult hepatitis B vaccine designed to enhance protection more rapidly and with fewer doses than current licensed vaccines. Our global strategy is to develop HEPLISAV for adults who are at risk of hepatitis B infection, initially in populations that are less responsive to current licensed vaccines, including adults over 40 years of age, individuals with chronic kidney disease, and others.

Dynavax has worldwide commercial rights to HEPLISAV, which is based on our proprietary ISS that specifically target TLR9 to stimulate an innate immune response. This vaccine combines our first generation 1018 ISS with hepatitis B surface antigen (HBsAg) manufactured in our Dynavax Europe facility in Düsseldorf, Germany.

In September 2009, we initiated a Phase 3 trial in chronic kidney disease patients and in February 2010, we initiated a Phase 3 lot-to-lot consistency trial in adults over 40 years of age. These studies are directed toward fulfilling licensure requirements in the U.S, Canada and Europe. Data from these trials are expected in mid-2011.

In order to continue the ongoing clinical trials for HEPLISAV, we must raise significant additional funds in the near term. While we are actively seeking financing alternatives, we cannot assure that sufficient funding will be available, or even if available, that such funding will be on terms acceptable to us. If adequate funds are not available in the near term, we have developed contingency plans that would require us to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

Clinical Results

Over 2,500 individuals have been vaccinated with HEPLISAV to date. In the largest clinical trial conducted to date, known as PHAST (Phase 3 HeplisAv Short-regimen Trial), HEPLISAV met its primary endpoint. The multi-center PHAST trial evaluated more than 2,400 subjects from 11 to 55 years of age in Canada and Germany. This Phase 3 trial randomized subjects three to one and evaluated a two-dose regimen of HEPLISAV administered at 0 and 1 month, compared to a three-dose regimen of Engerix-B®1 administered at 0, 1, and 6 months. The primary endpoint was the proportion of subjects who developed protective antibody to hepatitis B after receiving a full course of vaccination.

[1]	Engerix-B® is a registered trademark of GlaxoSmithKline.

Immunogenicity results from this trial demonstrated that subjects receiving HEPLISAV were seroprotected with fewer doses and at an earlier time point than subjects receiving Engerix-B. Results showed 95.1% of subjects who received two doses of HEPLISAV at 0 and 1 month developed protective antibody to hepatitis B when measured at 12 weeks. This compared to 81.1% of subjects who received three doses of Engerix-B at 0, 1, and 6 months when measured at 28 weeks. Data from this trial also demonstrate that subjects over 40 years of age receiving two doses of HEPLISAV over one month achieved a seroprotection rate of 92%, compared to 75% of subjects receiving 3 doses of Engerix-B over six months.

Overall safety results in the PHAST trial showed the profile of HEPLISAV appeared similar to Engerix-B, with the exception that subjects who received HEPLISAV had a higher risk of developing injection site swelling, redness, and pain compared to those who received Engerix-B. The incidence of Adverse Events (AE) was 81.9 percent for the HEPLISAV group, compared to 81.4 percent for the Engerix-B group. The incidence of Serious Adverse Events (SAEs) was 1.5 percent for the HEPLISAV group, compared to 2.1 percent for the Engerix-B group. There were two cases of systemic vasculitis reported as SAEs in this trial, a case of Wegener’s granulomatosis, or c-ANCA vasculitis, in the HEPLISAV group and a case of p-ANCA systemic vasculitis in the Engerix-B group. From March 2008 until September 2009, the two Investigational New Drug (IND) applications for HEPLISAV were placed on clinical hold by the FDA following the SAE that occurred in the HEPLISAV group of the PHAST trial. In September 2009, the FDA removed the clinical hold on the IND application for individuals with chronic kidney disease.

Commercial Opportunity

Hepatitis B is a chronic disease which can lead to cirrhosis of the liver and hepatocellular carcinoma. There is no cure for hepatitis B and disease prevention through effective vaccines is critical to reducing the spread of the disease. Available hepatitis B vaccines for adults have several limitations, including:

•

Slow onset of protection—the current regimen for adults is usually 3 doses given over 6 months to provide seroprotection of approximately 30%, 75%, and 90% after the first, second, and third doses respectively;

•

Poor protection in low responders—current vaccines fail to provide seroprotection to a large percentage of persons over 60 years of age and to immunocompromised persons, such as end-stage renal disease (ESRD) patients; and

•	Poor compliance—only 30% of people receive all 3 doses.

HEPLISAV is designed to address the limitations of current vaccines by delivering enhanced protection more rapidly, over a longer duration and with fewer doses than currently licensed vaccines.

We estimate the current worldwide market for adult monovalent hepatitis B vaccines is approximately $525 million annually. This market is primarily comprised of GSK’s Engerix-B and Merck’s Recombivax-HB. An estimated $330 million in additional sales are generated by GSK’s combined Hepatitis A/Hepatitis B vaccine, Twinrix. Key market segments include chronic kidney disease (CKD) patients, healthcare workers and first responders, people with high-risk sexual behavior or injection drug use, and chronic liver disease patients.

HEPLISAV is being developed initially for patients less responsive to current licensed vaccines, including those with CKD, HIV or chronic liver disease. The chronic kidney disease market is large, growing rapidly, and is widely recommended for vaccination. In 2006, there were approximately 750,000 ESRD patients in the United States and the 5 major European markets and approximately 150,000 new patients are added annually. These patients do not respond well to current vaccines, so a typical regimen calls for 8 doses of Engerix-B (vs. 3 doses in the general population). Even with this regimen, approximately 35% of these immunocompromised ESRD patients do not respond to vaccination and 20% require boosters. As vaccination for these patients occurs regularly at dialysis centers, this is a concentrated, renewable market that can be served by cost-effective, targeted sales distribution networks.

We believe that the potentially differentiating characteristics of HEPLISAV can address key unmet needs in adult hepatitis B vaccination, and may provide an opportunity for growth in under-served market segments such as HIV and chronic liver disease. The HIV positive market segment shares similar characteristics to the ESRD market. Vaccination is critical due to substantially increased morbidity and mortality from co-infection with HIV and HBV. Patients do not respond well to current vaccines, so aggressive vaccination regimens and boosters are common. There are approximately 2 million adults living with HIV in the U.S. and Europe, with approximately 150,000 new cases annually. Chronic liver disease can be caused by hepatitis C infection, alcohol, or genetics. These patients are also recommended for vaccination, but vaccine coverage rates are low, representing a future opportunity for hepatitis B vaccines to grow.

We also believe that the profile of HEPLISAV has potential benefits for individuals who need rapid protection against hepatitis B, including healthcare workers, first responders, and travelers because HEPLISAV provides higher levels of protection in 30 days compared to 6 months for current licensed vaccines.

Universal Flu Vaccine

Our Universal Flu vaccine is in preclinical development and is designed to offer protection against divergent strains as well as increase the efficacy and potentially reduce the dose of standard flu vaccine. This unique approach is based on combining two highly conserved antigens and our proprietary second-generation ISS agonist with standard flu vaccines:

•

Standard flu vaccine—Our proprietary component, NP and M2e linked to our TLR9 agonist, is combined with the standard flu vaccine, which generates neutralizing antibodies. Our proprietary component could be combined with any standard flu vaccine, including standard trivalent influenza vaccine (TIV) and vaccines for emerging strains such as H5N1 or H1N1.

•

Two highly conserved antigens NP and M2e expected to offer protection against divergent strains—Our Universal Flu vaccine includes two conserved antigens, NP and M2e, which are present in all flu strains. NP, or nucleoprotein, is highly conserved across human and animal strains, while M2e, the extracellular domain of the matrix 2 protein, is conserved but with some variations among species. NP induces cytotoxic T-cell protection and M2e induces protective antibodies for protection against divergent strains.

•

Our proprietary second-generation TLR9 agonist to enhance efficacy and enable dose-sparing—NP and M2e are linked to our proprietary second-generation TLR9 agonist, which has demonstrated the potential to boost the immune response and enable dose sparing, which could extend the quantity of standard flu vaccine available.

Our research and development program has been partially funded by grants from the National Institutes of Health (NIH). Dynavax has established a worldwide supply and option agreement with Novartis Vaccines and Diagnostics, Inc. for our Universal Flu vaccine program.

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

Standard flu vaccines can provide protection against the flu strains predicted to be prevalent during a season. The efficacy of these vaccines is often decreased by unpredictable changes in the actual strains causing influenza. Current vaccines are also least effective in those who need prevention the most, the elderly and others with weaker immune systems. Pandemic vaccination is further complicated by the need to produce large quantities of vaccine in a short time period.

Our Universal Flu vaccine candidate is designed to offer protection against divergent influenza strains, increase the efficacy of standard vaccines, and potentially reduce the dose of vaccine to extend the quantity available during a pandemic.

SD-101 Hepatitis C Therapy

SD-101, our hepatitis C therapy, has completed a Phase 1b clinical trial. This therapy utilizes a novel Type C TLR9 agonist based on our second-generation ISS. SD-101 is designed to be used in combination with current or emerging therapies to reduce hepatitis C virus (HCV) viral replication and induce a long-lasting immune response.

Clinical Results

Data from the Phase 1b study of SD-101 in 34 chronically infected, treatment-naïve, genotype 1 HCV patients show:

•	A safety and tolerability profile that compares favorably to that of IFN-alpha, at all four dose levels tested;

•	A dose-dependent antiviral response, with 100% of patients at the highest dose experiencing a greater than one (1) log reduction in viral load; and

•	Substantial, dose-related increases in the expression of key antiviral genes (MX-B and ISG-54k) and genes indicating enhanced immunity (IP-10 and MCP-1).

The in vitro data from a study of the drug in human blood cells demonstrate that compared to first-generation TLR9 agonists, SD-101 stimulates 20-fold higher levels of both IFN-alpha and IFN-lambda, two classes of IFNs with potent activity against HCV.

In January 2010, we announced the completion of the acquisition of Symphony Dynamo, Inc., which provided Dynavax full development and commercialization rights to SD-101. As such, SD-101 is now part of the portfolio of development programs that are available for partnership.

Commercial Opportunity

According to the World Health Organization, there are 170 million people worldwide chronically infected with HCV. We estimate the current worldwide market for HCV therapeutics is over $3 billion annually. While there is no vaccine available to prevent HCV, current therapy includes pegylated interferon alpha and the antiviral drug ribavirin. Both of these therapies may cause significant side effects and are only effective in treating half of all patients infected with HCV.

Products offering enhanced efficacy and safety profiles are anticipated to increase the number of patients seeking and continuing treatment. SD-101, used in combination with current and/or emerging therapies, may reduce HCV viral replication and induce a long-lasting immune response.

DV-601 Hepatitis B Therapy

DV-601 is our proprietary hepatitis B therapy and is in a Phase 1b clinical trial. This treatment approach combines both the surface and core hepatitis B virus (HBV) antigens with an adjuvant. DV-601 may induce a potent immune response against HBV-infected cells and offer a more effective and shorter duration therapeutic option for patients chronically infected with HBV. We have retained all commercial rights to this product.

Commercial Opportunity

Over 350 million individuals worldwide are chronically infected with HBV, which can lead to cirrhosis of the liver and hepatocellular carcinoma. The current worldwide market for HBV therapeutics is estimated to be over

$1 billion annually and available therapies have modest efficacy. Current treatment aims to halt progression of the disease and consists of either indefinite use of antiviral medication and/or treatment with pegylated interferon-alpha. Approximately 30% of treated patients achieve treatment goals and fewer than 10% are ever considered cured. Antiviral therapy may need to continue indefinitely to sustain treatment goals and is increasingly subject to antiviral resistance while treatment with interferon-alpha can cause significant side effects.

Our HBV therapy, used in combination with existing antiviral therapies, is intended to induce a potent immune response against HBV-infected cells in the liver with the objective of eradicating HBV infection and thereby provide a more effective and shorter duration therapeutic option for chronically infected patients.

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

DV1179 (IRS) for Autoimmune and Inflammatory Diseases

Our IRS program focusing on TLRs, which are key receptors of the innate immune system that can induce strong inflammatory responses, is based on our product candidate DV1179, a bifunctional inhibitor of TLR7 and TLR9. Dynavax and GlaxoSmithKline have entered into a worldwide strategic alliance to discover, develop, and commercialize DV1179 and other novel TLR inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We will conduct research and early clinical development in up to four programs and are eligible to receive future potential development and commercialization milestones. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK will carry out further development and commercialization of these products. We will receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one specified product.

Commercial Opportunity

Over 20 million individuals in the U.S. and Europe have autoimmune diseases such as lupus, psoriasis, and rheumatoid arthritis. Key biologic drugs used to treat these conditions generate over $15 billion in worldwide sales each year.

Pharmaceutical Partnerships and Other Funding Agreements

Our objective is to discover novel therapies based on our proprietary technologies and develop a diversified pipeline of product candidates to build a product-based business. To reach this objective, an important part of our strategy is to establish partnerships with leading pharmaceutical companies and enter into funding agreements. Our pharmaceutical partners provide valuable resources, development expertise, and commercial abilities that allow us to further advance the development of our product candidate programs. We also have funding agreements with U.S. government institutions.

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop, and commercialize endosomal TLR inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs. We are eligible to receive future potential development and commercialization milestones totaling approximately $200 million per program. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive royalties from the mid-single digits up to the high-teens based on product sales and have retained an option to co-develop and co-promote one specified product under the collaboration.

Absent early termination, the agreement will expire when all of GSK’s payment obligations expire. Either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement. Either party may also terminate the agreement in the event of insolvency of the other party. GSK also has the option to terminate the agreement without cause, upon prior written notice within a specified window of time dependent upon stage of clinical development of the programs.

AstraZeneca AB

In September 2006, we entered into a worldwide research and license agreement with AstraZeneca to discover and develop TLR9 agonist products for asthma and COPD. We are eligible to receive a total of $136 million in payments and, upon commercialization of these products, royalties up to the high-teens based on product sales. AstraZeneca has the right to sublicense its rights upon with our prior consent. We also have the opportunity to co-promote in the United States. In September 2008, we received a $4.5 million milestone payment from AstraZeneca for the nomination of the first candidate drug AZD1419 for asthma and we have initiated IND-enabling studies.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement. Either party also may terminate the agreement in the event of insolvency or a change of control of the other party.

Novartis Vaccines and Diagnostics, Inc.

In July 2008, we entered into a supply and option agreement with Novartis for our Universal Flu vaccine. Under this agreement, Novartis is supplying trivalent influenza vaccine, an essential component of our Universal Flu vaccine. We agreed to conduct early-stage development through a defined proof-of-concept. If Novartis exercises the right to negotiate and enter a further agreement for development and commercialization, we would retain co-commercialization rights in the U.S. and receive product royalties outside of the U.S. If the option is not exercised or the parties do not enter into a further agreement, Novartis remains committed to providing commercial supply of trivalent influenza vaccine with pre-agreed commercial terms and we retain the right to independently continue with late-stage development and commercialization, provided we do not partner with a company that produces or markets a trivalent influenza vaccine product in the U.S.

Either party may terminate the agreement if (a) the other party commits a material uncured breach, (b) there is change in control of the other party. (c) certain specified clinical or regulatory objectives are not achieved development events or failures, or (d) Dynavax ceases development of the product candidate for a certain length of time.

National Institutes of Health and Other Funding

For our TLR agonist programs, since 2003 we have been awarded $11.6 million in grants from the NIH which have helped fund our research and development, of which a substantial portion has been used to support the development of our Universal Flu vaccine. Although the NIH provides program support, we have the right to seek strategic partners for the future development and commercialization of our Universal Flu vaccine. In September 2008, we were awarded a $17 million contract to develop our advanced ISS technology using TLR9 agonists as vaccine adjuvants. This five-year contract was awarded by the NIH’s National Institute of Allergy and Infectious Diseases (NIAID) and supports adjuvant development for biodefense vaccines, including anthrax as well as other disease models. NIAID is funding 100 percent of the total $17 million cost of our program under Contract No. HHSN272200800038C and has so far allotted $4.9 million of that amount for work scheduled through September, 2010. The NIH may terminate performance of work under the contract if the Contracting Officer determines that a termination is in the government’s interest or if the Company defaults in performing and fails to cure after notice.

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

As of December 31, 2009, our intellectual property portfolio included 12 issued U.S. patents, over 50 issued foreign patents and over 200 additional pending US and foreign patent applications claiming compositions and formulations of ISS and IRS, their methods of use or processes for their manufacture. Some of these patents and applications are exclusively licensed to us under two agreements with the Regents of the University of California.

We have an issued U.S. patent covering the ISS contained in our HEPLISAV investigational vaccine that will expire in 2018, unless extended, and corresponding issued patents in several major European and other countries. We own or have an exclusive license to U.S. and foreign patent applications pending for each of our other product candidates and/or their uses. At present, it is not known or determinable whether patents will issue from any of these applications or what the specific expiration dates would be for any patents that do issue.

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

Under the terms of our license agreements with the Regents of the University of California, we are required to pay license fees, make milestone payments, share a portion of fees from third party partnerships up to a specified amount and pay low single-digit royalties on net sales resulting from successful products originating from the licensed technologies. To date, we have paid the University of California a total of $1.5 million in license fees, shared third party partnership fees and milestone payments under these agreements. We estimate the total potential milestone payments payable for each such product will total approximately $3.1 million, not including royalties. We may terminate these agreements in whole or in part on 60 days advance notice. The Regents of the University of California may terminate these agreements if we are in breach for failure to make royalty payments, meet diligence requirements, produce required reports or fund internal research and we do not cure such breach within 60 days after being notified of the breach. Otherwise, the agreements generally continue in effect until the last patent claiming a product licensed under the agreement or its manufacture or use expires, or in the absence of patents, until the date the last patent application claiming a licensed product is abandoned.

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

HEPLISAV, a two-dose hepatitis B vaccine, if developed, approved and commercialized, will compete directly with three-dose marketed vaccines produced by GSK, Merck & Co., (“Merck”) and Crucell N.V., among others. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in European Union and United States. In addition, HEPLISAV will compete against a number of multivalent vaccines that simultaneously protect against hepatitis B in addition to other diseases.

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

Our hepatitis C therapy, SD-101, if developed, approved, and commercialized, may compete directly with interferon alpha and indirectly with ribavirin, products currently marketed by Roche and Merck. Other companies, such as Vertex Pharmaceuticals, Inc./Tibotec Pharmaceuticals, Gilead Sciences, Inc. (Gilead), Merck, Human Genome Sciences, Inc./Novartis, and Roche/Pharmasset, Inc./InterMune, Inc. are developing direct acting antiviral therapy, including protease inhibitors and polymerase inhibitors, and long-acting interferons. As these products may enter the market within the next two to five years, combination therapy is likely to evolve. Novel therapies aim to improve the efficacy, safety and convenience of current hepatitis C treatment and may compete both directly and indirectly with SD-101.

Our hepatitis B therapy, DV-601, if developed, approved and commercialized, will compete directly with existing hepatitis B therapy products, including antiviral drugs and interferon alpha, manufactured by Roche, Merck, Gilead, Bristol-Myers Squibb, GSK, and Novartis. In addition, our hepatitis B therapy faces competition from several companies developing novel antivirals, including Pharmasset and LG Life Sciences, as well as companies developing therapy vaccines, including Emergent BioSolutions and Genexine Co., Ltd.

Our asthma therapy, AZD1419, if developed, approved and commercialized, will compete indirectly with existing asthma therapies, such as inhaled beta-agonists, corticosteroids, leukotriene inhibitors and IgE monoclonal antibodies, including those marketed by Merck, Genentech, Inc. (Genentech), Novartis, AstraZeneca, Schering-Plough and GSK. In addition, directly competing products are in development by Sanofi-aventis and Idera Pharmaceuticals.

Our therapy for autoimmune and inflammatory diseases, DV-1179, is a bifunctional inhibitor of TLR7 and TLR9 that if developed, approved and commercialized will compete with key biologic therapies from companies such as Genentech, Biogen Idec, Roche and Abbott Laboratories. In addition, our product would compete with generic drugs commonly used to treat autoimmune diseases, including corticosteroids, NSAIDs, antimalarials and immunosuppressive agents. Other companies, such as MedImmune, Genentech, Idera, Pfizer, Human Genome Sciences/GSK and UCB/Immunomedics, Inc., are developing anti-IFN-alpha-antibodies, B-cell targeted antibodies, immunosuppressants, and other TLR inhibitors that may compete directly with our product candidate.

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

Research and Development

Conducting a significant amount of research and development has been central to our business model. Our research and development expenses were $38.7 million for the year ended December 31, 2009, $44.8 million for the year ended December 31, 2008 and $65.9 million for the year ended December 31, 2007.

Employees

As of December 31, 2009, we had 130 full-time employees, including 25 Ph.D.s, 4 M.D.s and 14 others with advanced degrees. Of the 130 employees, 103 were dedicated to research and development activities. None of our employees is subject to a collective bargaining agreement, and we believe our relations with our employees are good.

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

ITEM 1A.	RISK FACTORS

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $259.6 million as of December 31, 2009. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

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

If we are unable to generate significant revenues or achieve profitability, we may be required to reduce or discontinue our current and planned operations, enter into a transaction that constitutes a change in control of the company, or raise additional capital on less than favorable terms.

We require substantial additional capital to continue development of our product candidates, in particular our most advanced candidate, HEPLISAV. We cannot be certain that funds will be available and, if they are not available, there may be a question as to whether we would be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

In order to continue development of our product candidates, particularly HEPLISAV, we will have to raise significant additional funds in the near term. We expect to continue to spend substantial funds in connection with:

•	development and manufacturing of our product candidates, particularly HEPLISAV;

•	various human clinical trials for our product candidates; and

•	protection of our intellectual property.

We are engaged in active and ongoing discussions to pursue additional capital through a combination of public and private equity offerings and strategic alliance and licensing arrangements. We are also exploring various initiatives to reduce costs across our operations in order to preserve our cash resources.

We currently estimate that we will have sufficient cash resources to meet our cash needs through the next twelve months based on cash and cash equivalents on hand at December 31, 2009, anticipated revenues, reductions in our current spending levels, and the successful completion of ongoing financing activities. Our failure to raise capital in the near term or to timely reduce costs could shorten this period.

Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the near term, we have developed contingency plans that would require us to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

Our independent registered public accountants have indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has included in their audit opinion for the year ended December 31, 2009 a statement with respect to our ability to continue as a going concern. However, our consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The reaction of investors to the inclusion of a going concern statement by our independent auditors, our lack of cash resources, and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into strategic alliances.

We may not realize the expected benefits of our initiatives to reduce costs across our operations.

We may pursue a number of initiatives to reduce costs across our operations, including workforce reductions and renegotiation of our leases and other long-term obligations. We may incur some amount of restructuring charges as we implement these cost reduction initiatives and may not realize some or all of the expected benefits of our future initiatives to reduce costs. In addition to restructuring or other charges, the changes may result in significant disruptions in our operations now and in the future as a result of these initiatives.

The success of our product candidates depends on timely achievement of successful clinical results and regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

None of our product candidates have been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the U.S., including the FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to timely enroll patients in clinical trials, achieve successful clinical results and obtain regulatory approvals for our most advanced product candidates. Approval processes in the U.S. and in other countries are uncertain, take many years and require the expenditure of substantial resources.

We will need to demonstrate in clinical trials that a product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. If we identify any safety issues associated with our product candidates, we may be restricted from initiating further trials for those products. Moreover, we may not see sufficient signs of efficacy in those studies. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval. Despite the time and money expended, regulatory approvals are uncertain. In addition, our products will compete in highly competitive markets and failure to timely and successfully complete clinical trials and show that our products are safe and effective would have a material adverse effect on our business and results of operations. Even if approved, the labeling of the product may significantly limit the commercial opportunity for such product.

Our clinical trials may be extended, suspended, delayed or terminated at any time. Even short delays in the commencement and progress of our trials may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.

We may extend, suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, concerns regarding health risks to test subjects, failure to enroll patients in a timely manner, or delays due to inadequate supply of the product candidate. Even a short delay in a trial for any product candidate could require us to delay commencement or continuation of a trial until the target population is available for testing, which could result in a delay of a year or more.

Our registration and commercial timelines depend on successful completion of current and planned clinical trials, successful results from such trials, and further discussions with the FDA and corresponding foreign regulatory agencies. Any extension, suspension, modification, termination or unanticipated delays of our clinical trials could:

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

Our most advanced product candidate in clinical trials is based on our 1018 ISS compound, and most of our research and development programs use ISS-based technology. If any of our product candidates in clinical trials produce serious adverse safety data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy. For example, from March 2008 until September 2009, the two IND applications for HEPLISAV were placed on clinical hold by the FDA following a serious adverse event that occurred in one of our clinical trials. In September 2009, the FDA removed the clinical hold on the IND application for individuals with chronic kidney disease but the other IND application for HEPLISAV remains on clinical hold. In addition, most of our clinical product candidates contain ISS, and a common safety risk across therapeutic areas may hinder our ability to enter into potential collaborations and if adverse safety data are found to apply to our ISS-based technology as a whole, we may be required to significantly reduce or discontinue our operations.

We rely on our facility in Düsseldorf, Germany and third parties to supply materials necessary to manufacture our clinical product candidates for our clinical trials. If we reduce our clinical product candidates, we may not require this manufacturing capacity. We have limited experience in manufacturing our product candidates in commercial quantities. Failure to comply with applicable regulatory requirements or loss of these suppliers or key employees in Düsseldorf, or failure to timely replace them may delay our clinical trials and research and development efforts and may result in additional costs, delays or significantly higher costs in manufacturing our product candidates.

We rely on our facility in Düsseldorf and a number of third parties for the multiple steps involved in the manufacturing process of our product candidates, including, for example, ISS, a key component material that is necessary for our product candidates, the production of certain antigens, the combination of the antigens and ISS, and the fill and finish. Termination or interruption of these relationships may occur due to circumstances that are outside of our control, resulting in higher cost or delays in our product development efforts.

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

We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s current good manufacturing practices regulations. We may not be able to comply with these and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates and could result in significant expense.

If HEPLISAV cannot be successfully developed or is not commercially viable, we will have to use the Düsseldorf facility for alternative manufacturing or research activities that may not fully utilize the facility’s capacity, resulting in continued operating costs that may not be offset by corresponding revenues. We may also consider other alternatives for the Düsseldorf facility, including its sale or closure which would result in certain costs of disposal or discontinuation of operations. Discontinuation of operations in Düsseldorf would be complex, expensive, time-consuming and difficult to execute without significant additional costs due to among other things, international legal and tax considerations related to those operations. As a result, we may not realize cost savings associated with closure of the Düsseldorf operations in a reasonable time frame, if at all.

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

We will need to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV. We also will need to enter into collaborative relationships to provide funding to support our research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;

•	our shortage of capital resources may impact a willingness on the part of potential companies to collaborate;

•	our contracts for collaborative arrangements are terminable for convenience on written notice and may otherwise expire or terminate and we may not have alternative funding available;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	we do not have day to day control over the activities of our partners and have limited control over their decisions;

•

our ability to generate future event payments and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates;

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

The financial terms of future collaborative or licensing or financing arrangements could result in significant dilution of our share value.

Funding from collaboration partners and other parties may in the future involve issuance of our equity securities. Because we do not currently have any such arrangements, we cannot be certain how the terms under which such shares are issued will be determined or when such determinations will be made. The current market for financing or collaborative arrangements often involves the issuance of warrants as additional consideration in establishing the purchase price of the equity securities issued. Any such issuance could result in significant dilution in the value of our issued and outstanding shares.

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

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, including our Chief Executive Officer, Dr. Dino Dina. We currently have no key person insurance on any of our employees.

Because we are a relatively small biopharmaceutical company with limited resources, we may not be able to attract and retain qualified personnel.

Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified scientific and management personnel, particularly in areas requiring specific technical, scientific or medical expertise. There is intense competition for the services of these personnel. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to implement our current initiatives.

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

To date, we have not filed for marketing approval for any of our product candidates outside the U.S. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other foreign countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

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

Two of our potential competitors, Merck, and GSK, are exclusive licensees of broad patents covering hepatitis B surface antigen, a component of HEPLISAV. In addition, the Institut Pasteur also owns or has exclusive licenses to patents covering hepatitis B surface antigen. While some of these patents have expired or will soon expire outside the U.S., they remain in force in the U.S. To the extent we are able to commercialize HEPLISAV in the U.S. while these patents remain in force, Merck, GSK or the Institut Pasteur may bring claims against us.

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

One of our potential competitors, Pfizer Inc. (“Pfizer”), has issued patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office and foreign patent offices, that may be asserted against our ISS products. We may need to obtain a license to one or more of these patent claims held by Pfizer by paying fees or royalties or offering rights to our own proprietary technologies in order to commercialize one or more of our formulations of ISS in other than with respect to HEPLISAV, for which we have a license. A license for other uses may not be available to us on acceptable terms, if at all, which could preclude or limit our ability to commercialize our products.

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

While we have not experienced any product liability claims to date, the use of any of our product candidates in clinical trials and the sale of any approved products will subject us to potential product liability claims and may raise questions about a product’s safety and efficacy. As a result, we could experience a delay in our ability to commercialize one or more of our product candidates or reduced sales of any approved product candidates. In addition, a product liability claim may exceed the limits of our insurance policies and exhaust our internal resources. We have obtained limited product liability and umbrella insurance coverage for our clinical trials. This coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost or at all. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. A product liability claim, product recalls or other claims, as well as any claims for uninsured liabilities or in excess of insured liabilities, would divert our management’s attention from our business and could result in significant financial liability.

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

The current administration has stated that it is committed to reforming the health care system in the U.S. and the Senate and House of Representatives each have passed a health care reform bill. However, the differences between the two bills must be reconciled and we are unable to predict whether a final bill will be passed and, if enacted, what impact reform legislation will have on our business or future prospects. It is likely that any legislation that is enacted will affect the biopharmaceutical industry and the uncertainty as to the nature and scope of any proposed reforms limits our ability to forecast changes that may affect our business and to manage our business accordingly. This uncertainty also may make it more difficult for us to enter into collaboration agreements for our product candidates and to obtain financing for future development of our product candidates.

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

We may need to implement additional financial and accounting systems, procedures or controls as our business and organization changes and to comply with reporting requirements.

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and other requirements may increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls in order to accommodate changes in our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting as of the end of our fiscal year, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2009, we had 54,279,270 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), to register the shares of our common stock reserved for issuance under our stock option plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Entities affiliated with Symphony Capital Partners, L.P. collectively control a substantial percentage of the voting power of our outstanding common stock as well as $15 million of our debt.

Entities affiliated with Symphony Capital Partners, L.P. (“Symphony”) currently collectively control approximately 8,340,800 shares of our common stock and warrants to purchase approximately 1,283,200 shares of our common stock. Based on our currently outstanding shares of common stock, these stockholders own approximately 15% of our total outstanding shares of common stock. If these stockholders exercise the warrants to purchase approximately 1,283,200 shares of our common stock, assuming no other issuances of shares, based on our currently outstanding shares of common stock, these stockholders would own approximately 17% of our total outstanding shares of our common stock. In addition, Symphony holds a promissory note in the principal amount of $15 million, which may be satisfied in cash, Dynavax common stock or a combination of cash and Dynavax common stock, at our election. Finally, under the terms of the Standstill and Corporate Governance Letter Agreement we entered into with Symphony Dynamo Holdings LLC (“Holdings”) on December 30, 2009, for as long as Holdings and its affiliates, which include Symphony, beneficially own 10% or more of our outstanding common stock, we agreed to use our commercially reasonable efforts to cause to be elected and remain as directors on our Board of Directors one individual designated by Holdings and a second individual who shall be an independent third party designated by Holdings and reasonably acceptable to us. Holdings has designated Mark Kessel, a partner of Symphony, as its designee and Mr. Kessel has been appointed to our Board of Directors. The independent nominee has not yet been designated. As a result, Symphony, Holdings and their affiliates will be able to exercise substantial influence over the direction of the Company.

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

	Common Stock Price
	High	Low
2009
First Quarter	$1.04	$0.50
Second Quarter	$2.19	$0.64
Third Quarter	$3.35	$1.15
Fourth Quarter	$1.94	$1.11
2008
First Quarter	$6.55	$1.87
Second Quarter	$2.59	$1.40
Third Quarter	$2.04	$0.97
Fourth Quarter	$2.60	$0.15

As of March 8, 2010, there were approximately 111 holders of record of our common stock, as shown on the records of our transfer agent. We believe that our stockholders exceed 300 as the number of record holders does not include shares held in “street name” through brokers.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 30, 2009, the Company, Symphony and Holdings entered into a series of related agreements with us to cancel warrants previously issued in April 2006 in exchange for new warrants to purchase 2 million shares of our common stock at a price of $1.94 per share (“Warrants”), representing a 25% premium over the applicable 30-day trading range average of $1.55 per share through November 9, 2009. Also in connection with the Company’s amendment of the Purchase Option Agreement and acquisition of SDI, the Company issued 13 million shares of its common stock to Holdings (“Shares”). We filed a registration statement on Form S-3 (File No. 333-164255) on January 8, 2010 covering the resale of shares of common stock including the common stock subject to purchase upon exercise of the warrants issued to Holdings and its affiliates. The Shares and Warrants were issued pursuant to an exemption from registration under Rule 506 promulgated under Regulation D.

Use of Proceeds from Sales of Registered Securities

On August 17, 2009 the Company entered into an equity distribution agreement (the “Agreement”) with Wedbush Morgan Securities, Inc. (“Wedbush”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through Wedbush as our sales agent or to Wedbush as a principal. We filed the related prospectus supplement to Form S-3 (File No. 333-137608) on August 17, 2009. During the period from August 17, 2009 through October 26, 2009, we sold through Wedbush as our sales agent an aggregate of 1,281,100 shares of common stock for net proceeds of $2.2 million after deducting commissions paid to Wedbush and offering expenses. The Company later filed another prospectus supplement to Form S-3 (File No. 333-139664) on October 30, 2009 for the remaining portion of $12.2 million. As of December 31, 2009, we could offer and sell from time to time through Wedbush up to an additional $12.2 million in aggregate offering proceeds of our common stock under the Agreement.

Pursuant to agreements with Deerfield, we issued to Deerfield Management and their affiliates the following warrants to purchase shares of our common stock:

Warrant Issuance Date	Shares Issued (in thousands)	Form S-3 File No.		Expiration Date	Exercise Price per Share
July 18, 2007	1,250	333-145836	(1)	2/26/2014	$5.13
October 18, 2007	1,300	333-147455	(2)	2/26/2014	$1.68
December 27, 2007	300	333-149117	(3)	2/26/2014	$5.65
December 27, 2007	700	333-149117	(3)	2/26/2014	$1.68

Total	3,550

(1)	We filed a registration statement on Form S-3 (File No. 333-145836) on August 31, 2007 with the Securities and Exchange Commission and the related prospectus supplement dated September 14, 2007.

(2)	We filed a registration statement on Form S-3 (File No. 333-147455) on November 16, 2007, as amended on November 30, 2007 with the Securities and Exchange Commission and the related prospectus supplement dated December 5, 2007.

(3)	We filed a registration statement on Form S-3 (File No. 333-149117) on February 8, 2008 with the Securities and Exchange Commission and the related prospectus supplement dated May 9, 2008.

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

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2009, 2008 and 2007 and the Consolidated Balance Sheets Data as of December 31, 2009 and 2008 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2006 and 2005 and the Consolidated Balance Sheets Data as of December 31, 2007, 2006 and 2005 are derived from Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Years Ended December 31,
	2009(1)	2008(1)	2007(1)	2006(1)	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$40,318	$37,094	$14,093	$4,847	$14,655
Operating expenses:
Research and development(2)	38,708	44,771	65,888	50,116	27,887
General and administrative	15,745	15,463	18,293	14,836	9,258
Acquired in-process research and development(3)	—	—	—	4,180	—
Amortization of intangible assets	980	980	1,004	698	—

Total operating expenses	55,433	61,214	85,185	69,830	37,145

Loss from operations	(15,115)	(24,120)	(71,092)	(64,983)	(22,490)
Interest and other income, net	112	1,741	4,165	3,287	2,125
Loan forgiveness(4)	—	5,000	—	—	—
Interest expense(5)	(124)	(9,157)	(1,719)	(99)	(190)

Net loss.	(15,127)	(26,536)	(68,646)	(61,795)	(20,555)

Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Dynamo, Inc. (SDI)	(19,671)	—	—	—	—
Add: Loss attributable to noncontrolling interest in Symphony Dynamo, Inc.	4,233	5,707	8,675	9,743	—

Net loss attributable to Dynavax	$(30,565)	$(20,829)	$(59,971)	$(52,052)	$(20,555)

Basic and diluted net loss per share attributable to Dynavax common stockholders	$(0.76)	$(0.52)	$(1.51)	$(1.61)	$(0.79)

Shares used in computing basic and diluted net loss per share attributable to Dynavax common stockholders	40,350	39,819	39,746	32,339	25,914

(1)	Our net loss for the years ended December 31, 2009, 2008, 2007 and 2006 includes approximately $3.0 million, $3.2 million, $3.5 million, and $3.2 million respectively, in stock-based compensation expense for our employee stock option and employee stock purchase plans that we recorded as a result of adopting Topic 718, Compensation-Stock Compensation.

(2)	Research and development expenses for the year ended December 31, 2007 include an impairment charge of approximately $0.4 million for certain intangible assets and related inventory.

(3)	Represents acquired in-process research and development. This amount relates to the Rhein Biotech GmbH acquisition in April 2006.

(4)	Represents a $5.0 million portion of the loan from Deerfield that was forgiven upon termination of the loan agreement. See Note 9 to the Consolidated Financial Statements.

(5)	Represents the consideration paid in excess of the carrying value of the noncontrolling interest in SDI and is treated as a deemed dividend for purposes of reporting earnings per share, increasing loss per share for the year ended December 31, 2009. For a description of these charges, see Note 8 to the Consolidated Financial Statements.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$36,720	$43,367	$56,617	$72,831	$75,110
Investments held by Symphony Dynamo, Inc.	—	25,109	31,631	13,363	—
Working capital	24,404	35,688	82,035	75,985	71,941
Total assets	50,470	90,623	120,449	102,890	80,093
Noncontrolling interest in Symphony Dynamo, Inc.	—	2,634	8,341	2,016	—
Accumulated deficit	(259,637)	(248,743)	(227,914)	(167,943)	(115,891)
Total Dynavax stockholders’ equity	6,376	13,522	30,790	77,056	74,363

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to, the period for which we estimate our cash resources are sufficient, the availability of additional funds, as well as those set forth under “Risk Factors” and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

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

Overview

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases, asthma and inflammatory and autoimmune diseases. The Company’s lead product candidate is HEPLISAV TM, a Phase 3 investigational adult hepatitis B vaccine designed to enhance protection more rapidly and with fewer doses than current licensed vaccines.

Our pipeline of product candidates includes: HEPLISAV; our Universal Flu vaccine; clinical-stage programs for hepatitis C and hepatitis B therapies; and preclinical programs partnered with AstraZeneca and GlaxoSmithKline (“GSK”). We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat infectious diseases, asthma and inflammatory and autoimmune diseases.

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

Revenue Recognition

Our revenues are derived from collaborative agreements as well as grants. Collaborative agreements may include upfront license payments, cost reimbursement for the performance of research and development, milestone payments, contract manufacturing services, and royalty fees. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Our revenue arrangements that contain multiple elements are evaluated under established accounting guidance. The different elements of the revenue arrangement are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned. For agreements which do not meet the criteria of separate units of accounting under established accounting guidance, the total consideration received is grouped as one unit and the applicable revenue recognition methodology is applied to the single unit.

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

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services, and non-cash stock-based compensation. Research and development costs are expensed as incurred. For agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities entered into prior to January 1, 2008, costs were expensed upon the earlier of when non-refundable amounts were due or as services were performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables. Non-refundable advance payments under agreements entered into after January 1, 2008 are capitalized and expensed as the related goods are delivered or services are performed.

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

Stock-Based Compensation

Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment and estimates. The fair value of each option is amortized on a straight-line basis over the option’s vesting period, assuming an annual forfeiture rate of 15% for both the executive level and non-executive level employee groups, and is estimated on the date of grant using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions, including the expected forfeiture rate, expected life of the option and expected stock price volatility. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level and non-executive employees were grouped and considered separately for valuation purposes. In 2008, based on employee termination data we adjusted the expected life of the options for both groups of employees to 4 years, which remains consistent for fiscal year ended December 31, 2009. Expected volatility is based on historical volatility of our stock and comparable peer data over the life of the options granted to executive and non-executive level employees.

Goodwill and Other Intangible Assets

Goodwill amounts are recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the acquisition method of accounting. The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. The

Company operates in one segment and we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired.

Impairment of Long-lived Assets

Long-lived assets to be held and used, including property and equipment and identified intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:

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

Consolidation of Variable Interest Entities

On April 18, 2006, we, Symphony Capital Partners, L.P. and Symphony Dynamo Holdings LLC (“Holdings”) entered into a transaction involving a series of related agreements providing for the advancement of specific Dynavax immunostimulatory sequences-based programs for cancer, hepatitis B and hepatitis C therapy (collectively, the “Programs”). Pursuant to these agreements, Symphony Capital Partners, L.P. and certain of its affiliates (collectively, “Symphony”) formed Symphony Dynamo, Inc (“SDI”) and invested $50 million to fund the Programs, and we licensed to Holdings our intellectual property rights related to the Programs, which were assigned to SDI. As a result of these agreements, Symphony owns 100% of the equity of Holdings, which owns 100% of the equity of SDI.

In connection with the transaction described above, Holdings granted to us an exclusive purchase option that gave us the right, but not the obligation, to acquire the outstanding equity securities of SDI, which would result in our reacquisition of the intellectual property rights that we licensed to Holdings (the “Original Purchase Option”). The Original Purchase Option would have been exercisable for a price of $106.9 million as of October 1, 2009, which purchase price would have increased quarterly by a predetermined amount up to $144.1 million if the Original Purchase Option were exercised on April 18, 2011. If not exercised, the Original Purchase Option would have expired on April 18, 2011. The exercise price of the Original Purchase Option could have been paid for in cash or a combination of cash and our common stock. In exchange for the Original Purchase Option, we granted Holdings five-year warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $7.32 per share pursuant to a warrant purchase agreement, and granted certain registration rights to Holdings pursuant to a registration rights agreement.

We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (the “Program Option”) during the first year of the arrangement. In April 2007, we exercised the Program Option for the hepatitis B program. We have remained primarily responsible for the development of the cancer and hepatitis C therapy programs in accordance with a development plan and related development budgets that we have agreed to with Holdings.

A variable interest entity, or VIE, is (i) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (ii) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. A VIE is required to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. Significant management judgment is required in the determination of an entity being considered a VIE.

Prior to the acquisition of all of the outstanding equity of SDI pursuant to the amended purchase option on December 30, 2009, as described below, we have consolidated the financial position and results of operations of SDI. We have not consolidated Holdings because we believe our variable interest, the Purchase Option, is on the stock of SDI. We believe SDI is a VIE because we have the Purchase Option to acquire its outstanding voting stock at prices that were fixed upon entry into the arrangement, with the specific price based upon the date the option is exercised. The fixed nature of the Purchase Option price limits Symphony’s returns, as the investor in SDI.

Parties are deemed to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony is considered to be a de facto agent of the Company pursuant to this provision, and because we and Symphony as a related party group absorb a majority of SDI’s variability, we evaluated whether, pursuant to FIN 46R’s requirements, we are most closely associated with SDI. We concluded that we are most closely associated with SDI and should consolidate SDI because (1) we originally developed the technology that was assigned to SDI, (2) we continued to oversee and monitor the Development Programs, (3) our employees continued to perform substantially all of the development work, (4) we significantly influenced the design of the responsibilities and management structure of SDI, (5) SDI’s operations are substantially similar to our activities, and (6) through the Purchase Option, we had the ability to participate in the benefits of a successful development effort.

Symphony was required to absorb the development risk for its equity investment in SDI. Symphony’s equity investment in SDI was classified as noncontrolling interest in the consolidated balance sheet. The noncontrolling interest held by Symphony has been reduced by the $5.6 million fair value of the warrants it received and $2.6 million of fees we immediately paid to Symphony upon the transaction’s closing because the total consideration provided by us to Symphony effectively reduces Symphony’s at-risk equity investment in SDI. While we performed the research and development on behalf of SDI, our development risk was limited to the consideration we provided to Symphony (the warrants and fees). We exercised the Program Option in April 2007, which resulted in the recognition of a $15.0 million liability to Symphony. The noncontrolling interest was further reduced for this obligation as it would have been paid to Symphony at the expiration of the SDI collaboration in 2011 if we did not exercise the Purchase Option, or would be included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI and charged to the noncontrolling interest were $4.2 million, $5.7 million and $8.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. We ceased to charge net losses incurred by SDI against the noncontrolling interest upon our acquisition of SDI on December 30, 2009.

In December 2007, the FASB new guidance that required: (i) noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet, (ii) noncontrolling interests continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance, (iii) that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and (iv) disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. On January 1, 2009, we adopted these provisions. Had the previous requirements been applied, the consolidated net loss attributable to Dynavax’s common stockholders would have increased by $1.9 million and the loss per share attributable to Dynavax common stockholders would have increased by $0.05, during the year ended December 31, 2009.

In November 2009, we entered into an agreement with Holdings to modify the provisions of and to exercise the purchase option. We completed the acquisition of all of the outstanding equity of SDI pursuant to the amended purchase option on December 30, 2009. In exchange for all of the outstanding equity of SDI, we issued to the Symphony Investors: (i) 13 million shares of common stock; (ii) 5 year warrants to purchase 2 million shares of common stock with an exercise price of $1.94 per share; (iii) a note in the principal amount of $15 million, due December 31, 2012, payable in cash, our common stock or a combination thereof at our discretion, which obligation was previously payable solely in cash on April 18, 2011; and (iv) agreed to contingent cash payments from us equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. The outstanding warrants to purchase 2 million shares of common stock held by the Symphony Investors were cancelled as part of this transaction.

We recorded the acquisition of all of the outstanding equity of SDI pursuant to the amended purchase option as a return of equity to the noncontrolling interest. The acquisition was accounted for as a capital transaction that did not affect our net loss. However, because the acquisition was accounted for as a capital transaction, the consideration paid in excess of the carrying value of the noncontrolling interest in SDI is treated as a deemed dividend for purposes of reporting net loss and earnings per share, increasing net loss and net loss per share attributable to Dynavax for the year ended December 31, 2009.

The fair value of the Dynavax common stock issued to the Symphony investors was based on the closing sales price of our common stock on the NASDAQ Capital Market on December 30, 2009, the date the transaction was completed.

The estimated fair values of the warrants transferred were calculated using the Black-Scholes valuation model. We estimated the fair value of the non-interest bearing note payable to Holdings using a net present value model using a discount rate of 17%. Imputed interest will be recorded as interest expense over the term of the loan. The principal amount of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. If we elect to pay the note solely in shares of our common stock, the number of shares issued will be determined by our stock price at the date of payment.

We estimated the fair value of the contingent consideration liability for potential future payments using a discounted cash flow model. The discounted cash flow model was derived from management’s assumptions regarding the timing, amounts, and probability of potential upfront and milestone payments for the development and/or commercialization of the hepatitis C program based on transactions for similar stage programs by other companies. These cash flows were discounted at an 18% rate.

Changes in the fair value of the acquisition-related contingent consideration liability subsequent to the December 30, 2009 acquisition date will be recognized in other income and expense on our consolidated statement of operations in the period of the change. Certain events including, but not limited to the timing and terms of a strategic partnership, and the commercial success of the programs could have a material impact on the fair value of the contingent liability, and as a result, our results of operations.

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

The following is a summary of our revenues for the years ended December 31, 2009, 2008 and 2007 (in thousands, except for percentages):

	Years Ended December 31,			Increase (Decrease) from 2008 to 2009		Increase (Decrease) from 2007 to 2008
Revenues:	2009	2008	2007	$	%	$	%
Collaboration revenue	$35,534	$31,666	$9,315	$3,868	12%	$22,351	240%
Grant revenue	3,477	2,999	3,046	478	16%	(47)	(2)%
Services and license revenue	1,307	2,429	1,732	(1,122)	(46)%	697	40%

Total revenues	$40,318	$37,094	$14,093	$3,224	9%	$23,001	163%

Collaboration revenue in 2009 included recognition of $28.5 million of deferred revenue associated with the upfront payment from Merck, which was accelerated through June 2009 following Merck’s termination of the collaboration for HEPLISAV in December 2008. Total revenues for the year ended December 31, 2009 increased by $3.2 million, or 9%, over the same period in 2008 primarily due to the accelerated recognition of deferred revenue upon termination of the Merck collaboration. In addition, collaboration revenue from AstraZeneca included the recognition of $1.7 million of deferred revenue related to a milestone payment received in the third quarter of 2008. Grant revenue for the year ended December 31, 2009, increased over the same periods in 2008 due primarily to revenues earned from the National Institute of Health (“NIH”) contract we were awarded in September 2008. Services and license revenue of $1.3 million for the year ended December 31, 2009, respectively, were derived primarily from research and development services provided to customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

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

The following is a summary of our research and development expense (in thousands, except percentages):

	Years Ended December 31,			Increase (Decrease) from 2008 to 2009		Increase (Decrease) from 2007 to 2008
Research and Development:	2009	2008	2007	$	%	$	%
Compensation and related personnel costs	$15,601	$18,020	$19,170	$(2,419)	(13)%	$(1,150)	(6)%
Outside services	14,985	18,477	38,726	(3,492)	(19)%	(20,249)	(52)%
Facility costs	6,983	6,871	6,414	112	2%	457	7%
Impairment	—	—	444	—	—	(444)	(100)%
Non-cash stock-based compensation	1,139	1,403	1,134	(264)	(19)%	269	24%

Total research and development	$38,708	$44,771	$65,888	$(6,063)	(14)%	$(21,117)	(32)%

Research and development expenses for the year ended December 31, 2009 decreased by $6.1 million, or 14%, compared to the same period in 2008. The decrease from fiscal 2008 was due primarily to a reduction in outside services resulted primarily from a reduction in clinical development costs associated with HEPLISAV and the discontinuation of clinical development for the TOLAMBA ragweed allergy program. We discontinued clinical development of TOLAMBA, our ragweed allergy product candidate, in May 2008. Compensation and related personnel costs decreased in 2009 due to a reduction in the number of employees engaged in research and development.

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

Research and development expenses in 2010 will depend in large part on our spending associated with the ongoing clinical trials for HEPLISAV, which will not be able to continue unless we raise significant additional funds in the near term. While we are actively seeking financing alternatives, we cannot assure that sufficient funding will be available on terms acceptable to us. If adequate funds are not available in the near term, we have developed contingency plans that would require us to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

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

	Years Ended December 31,			Increase (Decrease) from 2008 to 2009		Increase (Decrease) from 2007 to 2008
General and Administrative:	2009	2008	2007	$	%	$	%
Compensation and related personnel costs	$5,886	$6,810	$7,101	$(924)	(14)%	$(291)	(4)%
Outside services	4,033	4,209	5,248	(176)	(4)%	(1,039)	(20)%
Legal costs	3,003	1,696	2,951	1,307	77%	(1,255)	(43)%
Facility costs	927	946	596	(19)	(2)%	350	59%
Non-cash stock-based compensation	1,896	1,802	2,397	94	5%	(595)	(25)%

Total general and administrative	$15,745	$15,463	$18,293	$282	2%	$(2,830)	(15)%

General and administrative expenses for the year ended December 31, 2009 increased by $0.3 million, or 2%, compared to the same period in 2008. The increase is primarily due to an increase in legal costs related to patent activities and partially offset by a decrease in compensation and related personnel costs. The decrease in compensation and related personnel costs for 2009 is due to a reduction in the number of administrative employees providing organizational support.

General and administrative expenses for the year ended December 31, 2008 decreased by $2.8 million, or 15%, compared to the same period in 2007. The decrease is primarily due to a reduction in legal costs related to patent activities. Outside services decreased in 2008 due to the decline in consulting and other professional fees incurred in conjunction with various corporate activities.

Amortization of Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $1.0 million for all three years ended December 31, 2009, 2008 and 2007, respectively.

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

	Years Ended December 31,			Increase (Decrease) from 2008 to 2009		Increase (Decrease) from 2007 to 2008
	2009	2008	2007	$	%	$	%
Interest and other income	$112	$1,741	$4,165	$(1,629)	(94)%	$(2,424)	(58)%
Loan forgiveness	$—	$5,000	$—	$(5,000)	(100)%	$5,000	100%
Interest expense	$(124)	$(9,157)	$(1,719)	$(9,033)	(99)%	$7,438	433%

Interest and other income for the year ended December 31, 2009 decreased by $1.6 million, or 94%, compared to the same period in 2008 due primarily to lower investment balances and the decline in returns on our investment portfolio resulting from current market conditions.

Loan forgiveness represents a $5.0 million portion of the loan from Deerfield that was forgiven upon termination of the loan agreement.

Amount Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006 and accounted for as variable interest entities, or VIEs, the results of operations of SDI have been included in our consolidated financial statements from the date of formation on April 18, 2006. We have deducted the losses attributed to the noncontrolling interest in the determination of net loss in our consolidated statements of operations through December 30, 2009, the date we acquired all the outstanding equity interest in SDI. For the fiscal years ended December 31, 2009, 2008 and 2007, the loss attributed to the noncontrolling interest was $4.2 million, $5.7 million, and $8.7 million, respectively.

Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Dynamo, Inc.

Upon closing of the acquisition of all of the outstanding equity of SDI pursuant to the amended Purchase Option, we recorded the acquisition as a capital transaction that did not affect its net loss. However, because the acquisition was accounted for as a capital transaction, the excess consideration transferred over the carrying value of the noncontrolling interest in SDI was treated as a deemed dividend for purposes of reporting net loss and net loss per share attributable to Dynavax, increasing net loss per share attributable to Dynavax common stockholders by $19.7 million for the year ended December 31, 2009.

Recent Accounting Pronouncements

Accounting Standards Codification Topic No. 810 (“ASC 810”)

ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. ASC 810 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in SDI and consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in SDI.

On January 1, 2009, we adopted these provisions of and reporting standards of ASC 810 and our adoption did not impact our financial statements, except for the presentation and disclosure requirements affecting all periods presented as follows:

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

Had the previous requirements been applied, the consolidated net loss attributable to Dynavax Technologies Corporation’s common stockholders would have increased by $1.9 million and the loss per share attributable to Dynavax common stockholders would have increased by $0.05, for the year ended December 31, 2009.

Accounting Standards Codification Topic No. 855 (“ASC 855”)

ASC 855 establishes principles and requirements for the evaluation, recognition and disclosure of subsequent events. In particular, this topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Our adoption of ASC 855 in the year ended December 31, 2009 did not have an impact on its financial position or results of operations.

Accounting Standards Update 2009-05

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure for the fair value measurement of liabilities (“ASC 820”). ASU 2009-05 states that in the absence of a market for a liability a company can use: (i) the quoted price of the identical liability when traded as an asset, (ii) a quoted price for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of ASC 820 such as a present value technique. ASU 2009-05 was adopted on October 1, 2009 and did not have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Update 2009-13

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for Dynavax means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

Liquidity and Capital Resources

As of December 31, 2009, we had $36.7 million in cash and cash equivalents. Our funds are currently invested in highly liquid institutional money market funds.

Cash used in operating activities during the year ended December 31, 2009 was $33.6 million compared to $17.0 million for the same period in 2008. The increase in cash usage over the prior year was due primarily to the decline in payments received from the collaboration with Merck, which was terminated in December 2008 and an increase in our net loss for 2009. Cash used in operating activities during the year ended December 31, 2008 was $17.0 million compared to $32.0 million for the same period in 2007. The decrease in cash usage was due primarily to the reduction in our net loss for 2008 resulting from the increase in revenues, in particular, revenue associated with the Merck collaboration for HEPLISAV.

Cash provided by investing activities during the year ended December 31, 2009 was $19.9 million compared to $30.1 million for the same period in 2008. The decrease in cash provided was primarily attributed to lower net proceeds from maturities of marketable securities. Cash provided by investing activities during the year ended December 31, 2008 was $30.1 million compared to cash used of $3.6 million for the same period in 2007. The increase in cash provided was primarily attributed to higher net proceeds from maturities of marketable securities.

Cash provided by financing activities during the year ended December 31, 2009 was $22.1 million compared to $1.4 million for the same period in 2008. Cash provided by financing activities primarily included gross proceeds of $20.1 million from the acquisition of SDI and $2.2 million from the sales of our common stock under an equity distribution agreement entered into with Wedbush Morgan Securities (“Wedbush”) on August 17, 2009. Cash provided by financing activities during the year ended December 31, 2008 was $1.4 million compared to $35.7 million for the same period in 2007. Cash provided by financing activities primarily included $2 million in loan proceeds from Deerfield, offset by a $0.8 million cash repayment to Deerfield upon termination of the loan agreement.

In order to continue development of our product candidates, particularly HEPLISAV, we will have to raise significant additional funds in the near term. We expect to continue to spend substantial funds in connection with:

•	development and manufacturing of our product candidates, particularly HEPLISAV;

•	various human clinical trials for our product candidates; and

•	protection of our intellectual property.

We are engaged in active and ongoing discussions to pursue additional capital through a combination of public and private equity offerings and strategic alliance and licensing arrangements. We are also exploring various initiatives to reduce costs across our operations in order to preserve our cash resources.

We currently estimate that we will have sufficient cash resources to meet our cash needs through the next twelve months based on cash and cash equivalents on hand at December 31, 2009, anticipated revenues, reductions in our current spending levels, and the successful completion of ongoing financing activities. Our failure to raise capital in the near term or to timely reduce costs could shorten this period.

Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the near term, we have developed contingency plans that would require us to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

Our independent registered public accounting firm has included in their audit opinion for the year ended December 31, 2009 a statement with respect to our ability to continue as a going concern. However, our consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The reaction of investors to the inclusion of a going concern statement by our auditors, our lack of cash resources, and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or to enter into strategic alliances.

Contractual Obligations

The following summarizes our significant contractual obligations as of December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Future minimum payments under our operating leases, excluding payments from the sublease agreement	$17,994	$2,629	$8,221	$2,658	$4,486
Long-term note payable to Symphony Dynamo Holdings	15,000	—	15,000	—	—

Total	$32,994	$2,629	$23,221	$2,658	$4,486

We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in February 2011 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with remaining scheduled payments to us totaling $40 thousand until August 2010. The sublease rental income is offset against rent expense.

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, the Company is obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $3.0 million as of December 31, 2009.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of December 31, 2009 and 2008. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of December 31, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of December 31, 2009.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of December 31, 2009, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $15.5 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. As of December 31, 2009, we estimate that such fees to the Regents could approximate $0.3 million during 2010.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position. As described above, SDI is considered a variable interest entity and is included in our financial statements through December 30, 2009, the date we acquired all the outstanding equity in SDI. Our financing arrangement with SDI does not qualify as an off-balance sheet arrangement as defined by applicable SEC regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we currently maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, government agency securities and corporate obligations, some of which are government-secured. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt, or home equity loans. Our investment portfolio approach has been consistent for our recent fiscal years. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Interest Rate Risk.    We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk.    We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2009 was $0.2 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Dynavax Technologies Corporation

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynavax Technologies Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Dynavax Technologies Corporation’s recurring losses from operations and cash and cash equivalents balance at December 31, 2009 raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 2. The 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also, as discussed in Note 2 to the consolidated financial statements, the Company retrospectively changed its method of accounting for and presentation of its noncontrolling interest as required by the issuance of authoritative accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 15, 2010

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$36,720	$28,103
Marketable securities	—	15,264
Investments held by Symphony Dynamo, Inc. (SDI)	—	25,109
Restricted cash	681	668
Accounts receivable	895	6,407
Prepaid expenses and other current assets	586	991

Total current assets	38,882	76,542
Property and equipment, net	7,997	9,510
Goodwill	2,312	2,312
Other intangible assets, net	1,279	2,259

Total assets	$50,470	$90,623

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,686	$905
Accrued liabilities	7,507	6,816
Deferred revenues	2,718	33,133
Warrant liability to Symphony Dynamo Holdings LLC (Holdings)	2,567	—

Total current liabilities	14,478	40,854
Deferred revenues, noncurrent	17,083	18,512
Liability from program option exercised under the SDI collaboration	—	15,000
Long-term note payable to Holdings	9,342	—
Long-term contingent liability to Holdings	3,040	—
Other long-term liabilities	151	101
Commitments and contingencies (Note 10)
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock: $0.001 par value; 150,000 and 100,000 shares authorized at December 31, 2009 and 2008, respectively; 54,279 and 39,854 shares issued and outstanding at December 31, 2009 and 2008, respectively	54	40
Additional paid-in capital	266,127	262,579
Accumulated other comprehensive income (loss):
Unrealized gain on marketable securities available-for-sale	—	49
Cumulative translation adjustment	(168)	(403)

Accumulated other comprehensive income (loss)	(168)	(354)
Accumulated deficit	(259,637)	(248,743)

Total Dynavax stockholders’ equity	6,376	13,522
Noncontrolling interest in SDI	—	2,634

Total stockholders’ equity	6,376	16,156

Total liabilities and stockholders’ equity	$50,470	$90,623

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Collaboration revenue	$35,534	$31,666	$9,315
Grant revenue	3,477	2,999	3,046
Service and license revenue	1,307	2,429	1,732

Total revenues	40,318	37,094	14,093
Operating expenses:
Research and development	38,708	44,771	65,888
General and administrative	15,745	15,463	18,293
Amortization of intangible assets	980	980	1,004

Total operating expenses	55,433	61,214	85,185

Loss from operations	(15,115)	(24,120)	(71,092)
Interest and other income	112	1,741	4,165
Loan forgiveness	—	5,000	—
Interest expense	(124)	(9,157)	(1,719)

Net loss	(15,127)	(26,536)	(68,646)
Consideration paid in excess of carrying value of the noncontrolling interest in SDI	(19,671)	—	—
Add: Losses attributable to noncontrolling interest in SDI	4,233	5,707	8,675

Net loss attributable to Dynavax	$(30,565)	$(20,829)	$(59,971)

Basic and diluted net loss per share attributable to Dynavax common stockholders	$(0.76)	$(0.52)	$(1.51)

Shares used to compute basic and diluted net loss per share attributable to Dynavax common stockholders	40,350	39,819	39,746

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Dynavax Stockholders’ Equity	Noncontrolling Interest in SDI	Total Stockholders’ Equity
	Shares	Par Amount
Balances at December 31, 2006	39,715	$40	$244,787	$172	$(167,943)	$77,056	$2,016	$79,072
Exercise of stock options	6	—	22	—	—	22	—	22
Issuance of common stock under Employee Stock Purchase Plan	44	—	149	—	—	149	—	149
Proceeds from issuance of common stock, net of fees	—	—	(19)	—	—	(19)	—	(19)
Proceeds from the purchase of noncontrolling interest by the shareholders in SDI, net of fees	—	—	—	—	—	—	30,000	30,000
Liability from program option exercise	—	—	—	—	—	—	(15,000)	(15,000)
Issuance of warrants in conjunction with Deerfield financing agreement	—	—	9,796	—	—	9,796	—	9,796
Stock compensation expense	—	—	3,531	—	—	3,531	—	3,531
Comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	110	—	110	—	110
Cumulative translation adjustment	—	—	—	116	—	116	—	116
Net loss	—	—	—	—	(59,971)	(59,971)	(8,675)	(68,646)

Comprehensive loss						(59,745)	(8,675)	(69,488)

Balances at December 31, 2007	39,765	40	258,266	398	(227,914)	30,790	8,341	39,131
Exercise of stock options	2	—	5	—	—	5	—	5
Issuance of common stock under Employee Stock Purchase Plan	87	—	204	—	—	204	—	204
Modification of warrants in conjunction with Deerfield financing agreement	—	—	899	—	—	899	—	899
Stock compensation expense	—	—	3,205	—	—	3,205	—	3,205
Comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	(89)	—	(89)	—	(89)
Cumulative translation adjustment	—	—	—	(663)	—	(663)	—	(663)
Net loss	—	—	—	—	(20,829)	(20,829)	(5,707)	(26,536)

Comprehensive loss						(21,581)	(5,707)	(21,581)

Balances at December 31, 2008	39,854	40	262,579	(354)	(248,743)	13,522	2,634	16,156
Issuance of common stock upon financing	13,000	13	18,577	—	—	18,590	—	18,590
Issuance of common stock upon exercise of stock options and restricted stock awards	8	—	13	—	—	13	—	13
Issuance of common stock under Employee Stock Purchase Plan	136	—	72	—	—	72	—	72
Proceeds from issuance of common stock, net of fees	1,281	1	2,241			2,242	—	2,242
Modification of warrants in conjunction with Deerfield agreement	—	—	84	—	—	84	—	84
Reclassification of warrant liability issued in conjunction with the SDI transaction	—	—	(2,567)	—	—	(2,567)	—	(2,567)
Issuance of warrants in conjunction with SDI agreements	—	—	1,764	—	—	1,764	—	1,764
Excess consideration paid for the noncontrolling interest in SDI			(19,671)			(19,671)	—	(19,671)
Stock compensation expense	—	—	3,035	—	—	3,035	—	3,035
Dividends paid to SDI shareholders	—	—	—	—	—	—	(335)	(335)
Dividends paid to SDI shareholders	—	—	—	—	—	—	1,934	1,934
Comprehensive loss:
Change in unrealized gain on marketable securities	—	—	—	(49)	—	(49)	—	(49)
Cumulative translation adjustment	—	—	—	235	—	235	—	235
Net loss	—	—	—	—	(10,894)	(10,894)	(4,233)	(15,127)

Comprehensive loss						(10,708)	(4,233)	(14,941)

Balances at December 31, 2009	54,279	$54	$266,127	$(168)	$(259,637)	$6,376	$—	$6,376

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities
Net loss attributable to Dynavax	$(30,565)	$(20,829)	$(59,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Consideration paid in excess of carrying value of the noncontrolling interest in SDI	19,671	—	—
Amount attributed to noncontrolling interest in SDI	(4,233)	(5,707)	(8,675)
Depreciation and amortization	1,857	1,850	1,483
Amortization of intangible assets	980	980	1,004
(Gain) loss on disposal of property and equipment	12	32	—
Accretion and amortization on marketable securities	4	(721)	(1,855)
Interest associated with Deerfield financing agreement	84	9,090	1,248
Loan forgiveness	—	(5,000)	—
Stock-based compensation expense	3,035	3,205	3,531
Changes in operating assets and liabilities:
Accounts receivable	5,512	827	(5,080)
Prepaid expenses and other current assets	405	1,533	(1,851)
Inventory	—	—	257
Other assets	(13)	(79)	1,269
Accounts payable	781	(3,513)	2,237
Accrued liabilities	762	(6,129)	930
Deferred revenues	(31,844)	7,426	33,441

Net cash used in operating activities	(33,552)	(17,035)	(32,032)

Investing activities
Change in investments held by SDI	5,041	6,522	(18,268)
Purchases of marketable securities	(14,289)	(35,755)	(80,232)
Proceeds from maturities of marketable securities	29,500	59,401	98,550
Proceeds from sales of marketable securities	—	4,046	—
Purchases of property and equipment	(377)	(4,098)	(3,647)

Net cash provided by (used in) investing activities	19,875	30,116	(3,597)

Financing activities
Proceeds from purchase of noncontrolling interest by preferred shareholders in SDI, net of fees	—	—	30,000
Cash acquired from the purchase of noncontrolling interest in SDI	19,732	—	—
Proceeds from notes payable issued to Deerfield	—	2,000	5,500
Repayment of notes payable issued to Deerfield	—	(817)	—
Proceeds from issuance of common stock, net of issuance costs	2,242	—	(19)
Proceeds from exercise of stock options	13	5	22
Proceeds from employee stock purchase plan	72	204	149

Net cash provided by financing activities	22,059	1,392	35,652

Effect of exchange rate on cash and cash equivalents	235	(663)	116

Net increase in cash and cash equivalents	8,617	13,810	139
Cash and cash equivalents at beginning of year	28,103	14,293	14,154

Cash and cash equivalents at end of year	$36,720	$28,103	$14,293

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$885	$356

Non-cash activities:
Note payable to Holdings from purchase option exercised under the SDI collaboration	$9,342	$—	$—

Shares issued in conjunction with the SDI transaction	$18,590	$—	$—

Liability from program option exercised under the SDI collaboration	$(15,000)	$—	$15,000

Warrants issued in conjunction with the SDI transaction	$1,764	$—	$—

Warrants issued in conjunction with the Deerfield financing agreement	$—	$—	$9,796

Loan forgiveness	$—	$5,000	$—

Modification of warrants previously issued to Deerfield	$84	$899	$—

Disposal of fully depreciated property and equipment	$1,215	$—	$238

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases, asthma and inflammatory and autoimmune diseases. Our pipeline of product candidates includes: HEPLISAV; clinical-stage programs for hepatitis C and hepatitis B therapies; and preclinical programs including those partnered with AstraZeneca and GlaxoSmithKline (“GSK”) and our Universal Flu vaccine. We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat infectious diseases, asthma and inflammatory and autoimmune diseases. We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

Subsidiaries

In December 2009, we completed the acquisition of Symphony Dynamo, Inc. (SDI). In April 2006, we completed the acquisition of Rhein Biotech GmbH, or Rhein, a wholly-owned subsidiary in Düsseldorf, Germany.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries. On December 30, 2009, Dynavax acquired all of the outstanding equity of Symphony Dynamo, Inc. (SDI) (see Note 8). Prior to December 30, 2009, Dynavax consolidated the financial results of SDI, as Dynavax was deemed a variable interest entity and Dynavax was deemed the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products. In fiscal years 2009, 2008 and 2007, respectively, 97%, 93% and 88% of our revenues were earned in the U.S. and the remaining revenues were earned in Europe. As of December 31, 2009 and 2008, respectively, 43% and 48% of our long-lived assets were located in the U.S. and the remaining assets were located in Europe.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2009, we had cash and cash equivalents of $36.7 million, restricted cash of $0.7 million and working capital of $24.4 million. We currently estimate that we will have sufficient cash resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents on hand at December 31, 2009, anticipated revenues, reductions in our current spending levels, and the successful completion of ongoing financing activities.

In order to continue development of our product candidates, particularly HEPLISAV, we will have to raise significant additional funds in the near term. We are engaged in active and ongoing discussions to pursue additional capital through a combination of public and private equity offerings and strategic alliance and licensing arrangements. We are also exploring various initiatives to reduce costs across our operations in order to preserve our cash resources. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the near term, we have developed contingency plans that would require us to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Foreign Currency

We consider the local currency to be the functional currency for our international subsidiaries. Accordingly, assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the year. Currency translation adjustments are charged or credited to accumulated other comprehensive income (loss) in the consolidated balance sheets. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2009 was $0.2 million. Gains and losses resulting from currency transactions are included in the consolidated statements of operations. We reported a $54 thousand loss resulting from currency translations in our consolidated statement of operations for the year ended December 31, 2009.

Cash, Cash Equivalents, Marketable Securities and Investments held by SDI

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

Impairment of Long-lived Assets

Long-lived assets to be held and used, including property and equipment and identified intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important that could indicate the need for an impairment review include the following:

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

Recoverability is measured by comparison of the assets’ carrying amounts to the future net undiscounted cash flows resulting from the use of the asset and its eventual disposition. If these assets are considered impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceed the projected discounted future net cash flows associated with the assets. For the years ended December 31, 2009 and 2008, we recognized no impairment charge as it relates to our long-lived assets. For the year ended December 31, 2007, we recognized an impairment charge included in research and development expenses of $0.4 million to write off the carrying amount of the intangible asset related to the Supervax developed technology acquired as part of the Rhein Biotech GmbH acquisition and related inventory (See Note 6).

Revenue Recognition

Our revenues are derived from collaborative agreements as well as grants. Collaborative agreements may include upfront license payments, cost reimbursement for the performance of research and development, milestone payments, contract manufacturing services, and royalty fees. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Our revenue arrangements that contain multiple elements are evaluated under established accounting guidance. The different elements of the revenue arrangement are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned. For agreements which do not meet the criteria of separate units of accounting under established accounting guidance, the total consideration received is grouped as one unit and the applicable revenue recognition methodology is applied to the single unit.

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

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services, and non-cash stock-based compensation. Research and development costs are expensed as incurred. For agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities entered into prior to January 1, 2008, costs were expensed upon the earlier of when non-refundable amounts were due or as services were performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables. Non-refundable advance payments under agreements entered into after January 1, 2008 are capitalized and expensed as the related goods are delivered or services are performed.

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

Goodwill and Other Intangible Assets

Goodwill amounts are recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the acquisition method of accounting. The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. We determined that we have only one operating segment and there are no components of that operating segment that are deemed to be reporting units. Since we are one reporting unit, we have allocated goodwill to that one reporting unit based on the relative fair value of the reporting unit. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired.

Consolidation of Variable Interest Entities

Arrangements that are not controlled through voting or similar rights are accounted for as variable interest entities, or VIEs. An enterprise is required to consolidate a VIE if it is the primary beneficiary of the VIE. The enterprise that is deemed to absorb a majority of the expected losses or receive a majority of expected residual returns of the VIE is considered the primary beneficiary.

We have concluded that under certain circumstances when we enter into agreements that contain an option to purchase assets or equity securities from an entity, or enter into an arrangement with a financial partner for the formation of joint ventures which engage in research and development projects, a VIE may be created. For each VIE created, we compute expected losses and residual returns based on the probability of future cash flows. If we are determined to be the primary beneficiary of the VIE, the assets, liabilities and operations of the VIE will be consolidated with our financial statements. Prior to the acquisition of all of the outstanding equity of SDI pursuant to the amended purchase option on December 30, 2009 our consolidated financial statements include the accounts of Symphony Dynamo, Inc., a variable interest entity, of which we were the primary beneficiary (refer to Note 8 below).

Stock-Based Compensation

Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment and estimates. The fair value of each option is amortized on a straight-line basis over the option’s vesting period, assuming an annual forfeiture rate of 15% for both the executive level and non-executive level employee groups, and is estimated on the date of grant using the Black-Scholes option valuation model, which requires the input of highly subjective assumptions, including the expected forfeiture rate, expected life of the option and expected stock price volatility. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level and non-executive employees were grouped and considered separately for valuation purposes. In 2008, based on employee termination data we adjusted the expected life of the options for both groups of employees to 4 years, which remains consistent for fiscal year ended December 31, 2009. Expected volatility is based on historical volatility of our stock and comparable peer data over the life of the options granted to executive and non-executive level employees.

Income Taxes

We account for income taxes using the liability method under ASC 740, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have provided a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the realizability of our deferred tax assets on a quarterly basis. Currently, there is no provision for income taxes as we have incurred losses to date.

Effective January 1, 2007, we adopted the provisions for accounting for uncertainty in income taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.

At the date of adoption, there was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit as of December 31, 2009, including no accrued amounts for interest and penalties. Our policy will be to recognize interest and penalties related to income taxes as a component of general and administrative expense. We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 1996 forward. We are subject to tax examinations in Singapore and Germany from 2003 and 2004 forward, respectively. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2010.

Recent Accounting Pronouncements

Accounting Standards Codification Topic No. 810 (“ASC 810”)

ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. ASC 810 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in SDI and consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in SDI.

On January 1, 2009, we adopted these provisions of and reporting standards of ASC 810 and our adoption did not impact our financial statements, except for the presentation and disclosure requirements affecting all periods presented as follows:

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

Had the previous requirements been applied, the consolidated net loss attributable to Dynavax Technologies Corporation’s common stockholders would have increased by $1.9 million and the loss per share attributable to Dynavax common stockholders would have increased by $0.05, for the year ended December 31, 2009.

Accounting Standards Codification Topic No. 855 (“ASC 855”)

In May 2009, ASC 855 establishes principles and requirements for the evaluation, recognition and disclosure of subsequent events. In particular, this topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Our adoption of ASC 855 in the year ended December 31, 2009 did not have an impact on its financial position or results of operations.

Accounting Standards Update 2009-05

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure for the fair value measurement of liabilities (“ASC 820”). ASU 2009-05 states that in the absence of a market for a liability a company can use: (i) the quoted price of the identical liability when traded as an asset, (ii) a quoted price for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of ASC 820 such as a present value technique. ASU 2009-05 was adopted on October 1, 2009 and did not have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Update 2009-13

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for Dynavax means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

3.  Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and investments held by SDI measured at fair value on a recurring basis as of years ended December 31, 2009 and 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2009
Assets
Money market funds	$33,788	$—	$—	$33,788

Total assets	$33,788	$—	$—	$33,788
Liabilities
Warrant liability	$—	$—	$2,567	$2,567
Long-term note payable to Symphony Dynamo Holdings LLC (“Holdings”)		—	9,342	9,342
Long-term contingent consideration liability to Holdings	—	—	3,040	3,040

Total Liabilities	$—	$—	$14,949	$14,949

	Level 1	Level 2	Level 3	Total
December 31, 2008
Money market funds	$43,773	$—	$—	$43,773
U.S. Government agency securities	—	12,774	—	12,774
FDIC insured corporate debt securities	—	3,749	—	3,749
Corporate debt securities	—	2,500	—	2,500

Total	$43,773	$19,023	$—	$62,796

Assets

The Company had zero and $4.0 million sales of marketable securities during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had no marketable securities.

When determining if there are any “other-than-temporary” impairments on its investments, the Company evaluates: (i) whether the investment has been in a continuous realized loss position for over twelve months, (ii) the duration to maturity of the Company’s investments, (iii) the Company’s intention to hold the investments to maturity and if it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through December 31, 2009, the Company has not recognized any “other-than-temporary” losses on its investments.

Liabilities

In connection with the exercise of the Company’s purchase of all of the outstanding equity of SDI, the Company issued the following components of consideration which were accounted for as liabilities on the consolidated balance sheet as of December 31, 2009 (in thousands):

Description	Amount
Warrant consideration	$2,567
Note payable to Holdings	9,342
Contingent consideration liability to Holdings	3,040

Balance as of December 31, 2009	$14,949

The Company issued warrants to Symphony which contained provisions for anti-dilution protection in the event that the Company issues other equity securities within six months from the closing date of the transaction. Due to this adjustment provision, the warrants do not meet the criteria set forth in ASC 815 to be considered indexed to the Company’s own stock. Accordingly, the Company has recorded these warrants as a liability at fair value, which was estimated at the issuance date using the Black-Scholes Model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

In connection with the acquisition of SDI, the Company entered into a $15 million non-interest bearing note payable in full on December 31, 2012. We estimated the fair value of the non-interest bearing note payable to Holdings using a net present value model using a discount rate of 17%. Imputed interest will be recorded as interest expense over the term of the loan. The principal amount of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. If we elect to pay the note solely in shares of our common stock, the number of shares issued will be determined by our stock price at the date of payment. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

The Company is also obligated to make future contingent cash payments to the former Holdings shareholders related to certain payments received by the Company from future partnering agreements pertaining to its hepatitis C and cancer therapy programs (see Note 8). The Company estimated the fair value of this contingent liability using a discounted cash flow model. The discounted cash flow model was derived from management’s assumptions regarding the timing, amounts, and probability of potential upfront and milestone payments for the development and/or commercialization of the hepatitis C program based on transactions for similar stage programs by other companies. These cash flows were discounted at an 18% rate. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

The Company assumed these liabilities at December 30, 2009 and determined that the adjustment to the fair value measurement for the period ending December 31, 2009 was not material.

4.    Available-for-Sale Securities

The following is a summary of available-for-sale securities included in cash and cash equivalents, marketable securities, investments held by SDI and restricted cash as of December 31, 2009 and 2008 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2009:
Certificates of deposit and money market funds	$34,634	$—	$—	$34,634

Total	$34,634	$—	$—	$34,634

December 31, 2008:
Certificates of deposit and money market funds	$44,498	$—	$—	$44,498
U.S. Government agency securities	12,743	31	—	12,774
FDIC insured corporate debt securities	3,736	13	—	3,749
Corporate debt securities	2,495	5	—	2,500

Total	$63,472	$49	$—	$63,521

There were zero realized gains from the sale of marketable securities for the year ended December 31, 2009, and immaterial realized gain for the year ended December 31, 2008 and no realized gain for the year ended December 21, 2007. Realized losses from the sale of marketable securities were zero in 2009, 2008 and 2007. As of December 31, 2009, we had zero marketable securities. As of December 31, 2008, all of our investments have a stated maturity date that is within one year of the current balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity.

5.    Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consist of the following (in thousands):

	December 31,
	2009	2008
Laboratory equipment	$14,937	$15,433
Computer equipment	1,331	1,461
Furniture and fixtures	1,581	1,810
Leasehold improvements	3,734	3,593

	21,583	22,297
Less accumulated depreciation and amortization	(13,586)	(12,787)

Total	$7,997	$9,510

Depreciation and amortization expense on property and equipment was $1.9 million, $1.9 million and $1.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

6.    Intangible Assets

Intangible assets consist primarily of manufacturing process and customer relationships. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at December 31, 2009 and December 31, 2008 (in thousands, except years):

		December 31, 2009			December 31, 2008
	Estimated Useful Life (In years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets:
Manufacturing process	5	$3,670	$(2,712)	$958	$3,670	$(1,978)	$1,692
Customer relationships	5	1,230	(909)	321	1,230	(663)	567

Total		$4,900	$(3,621)	$1,279	$4,900	$(2,641)	$2,259

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2010	$980
2011	299

Total	$1,279

Long-lived assets to be held and used, including property and equipment and identified intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important that could indicate the need for an impairment review which are listed in Note 1. Recoverability is measured by comparison of the assets’ carrying amounts to the future net undiscounted cash flows resulting from the use of the asset and its eventual disposition. If these assets are considered impaired, the impairment recognized is measured by the amount by which the carrying value of the assets exceed the projected discounted future net cash flows associated with the assets. For the years ended December 31, 2009 and 2008, we recognized no impairment charge as it relates to our intangible assets.

For the year ended December 31, 2007, we recognized an impairment charge included in research and development expenses of $0.4 million to write off the carrying amount of the intangible asset related to developed technology acquired as part of the Rhein Biotech GmbH acquisition and related inventory.

7.    Current Accrued Liabilities

Current accrued liabilities as of December 31, 2009 and 2008 consist of the following (in thousands):

	December 31,
	2009	2008
Payroll and related expenses	$2,521	$2,419
Legal expenses	1,140	1,387
Third party scientific research expense	2,155	1,730
Other accrued liabilities	1,691	1,280

Total	$7,507	$6,816

8.    Symphony Dynamo, Inc.

On April 18, 2006, we, Symphony and Holdings entered into a transaction involving a series of related agreements providing for the advancement of specific Dynavax immunostimulatory sequences-based programs for cancer, hepatitis B and hepatitis C therapy (collectively, the “Programs”). Pursuant to these agreements, Symphony and certain of its affiliates formed Symphony Dynamo Inc. (“SDI”) and invested $50 million to fund the Programs, and we licensed to Holdings our intellectual property rights related to the Programs, which were assigned to SDI. As a result of these agreements, Symphony owns 100% of the equity of Holdings, which owns 100% of the equity of SDI.

In connection with the transaction described above, Holdings granted to us an exclusive purchase option that gave us the right, but not the obligation, to acquire the outstanding equity securities of SDI, which would result in our reacquisition of the intellectual property rights that we licensed to Holdings (the “Original Purchase Option”). The Original Purchase Option would have been exercisable for a price of $106.9 million as of October 1, 2009, which purchase price would have increased quarterly by a predetermined amount up to $144.1 million if the Original Purchase Option were exercised on April 18, 2011. If not exercised, the Original Purchase Option would have expired on April 18, 2011. The exercise price of the Original Purchase Option could have been paid for in cash or a combination of cash and our common stock. In exchange for the Original Purchase Option, we granted Holdings five-year warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $7.32 per share pursuant to a warrant purchase agreement (the “Original Warrants”), and granted certain registration rights to Holdings pursuant to a registration rights agreement.

We also received an exclusive option to purchase either the hepatitis B or hepatitis C program (the “Program Option”) during the first year of the arrangement. In April 2007, we exercised the Program Option for the hepatitis B program. We have remained primarily responsible for the development of the cancer and hepatitis C therapy programs in accordance with a development plan and related development budgets that we have agreed to with Holdings.

A variable interest entity, or VIE, is (i) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (ii) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. A VIE is required to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. Significant management judgment is required in the determination of an entity being considered a VIE.

Prior to the acquisition of all of the outstanding equity of SDI pursuant to the amended purchase option on December 30, 2009, as described below, we have consolidated the financial position and results of operations of SDI. We have not consolidated Holdings because we believe our variable interest, the Purchase Option, is on the stock of SDI. We believe SDI is a VIE because we have the Purchase Option to acquire its outstanding voting stock at prices that were fixed upon entry into the arrangement, with the specific price based upon the date the option is exercised. The fixed nature of the Purchase Option price limits Symphony’s returns, as the investor in SDI.

Parties are deemed to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony is considered to be a de facto agent of the Company pursuant to this provision, and because we and Symphony as a related party group absorb a majority of SDI’s variability, we evaluated whether we are most closely associated with SDI. We concluded that we are most closely associated with SDI and should consolidate SDI because (1) we originally developed the technology that was assigned to SDI, (2) we continued to oversee and monitor the Development Programs, (3) our employees continued to perform substantially all of the development work, (4) we significantly influenced the design of the responsibilities and management structure of SDI, (5) SDI’s operations are substantially similar to our activities, and (6) through the Purchase Option, we had the ability to participate in the benefits of a successful development effort.

Symphony was required to absorb the development risk for its equity investment in SDI. Symphony’s equity investment in SDI was classified as noncontrolling interest in the consolidated balance sheet. The noncontrolling interest held by Symphony has been reduced by the $5.6 million fair value of the warrants it received and $2.6 million of fees we immediately paid to Symphony upon the transaction’s closing because the total consideration provided by us to Symphony effectively reduces Symphony’s at-risk equity investment in SDI. While we performed the research and development on behalf of SDI, our development risk was limited to the consideration we provided to Symphony (the warrants and fees). We exercised the Program Option in April 2007, which resulted in the recognition of a $15.0 million liability to Symphony. The noncontrolling interest was further reduced for this obligation as it would have been paid to Symphony at the expiration of the SDI collaboration in 2011 if we did not exercise the Purchase Option, or would be included as part of the applicable purchase price upon exercise of the Purchase Option.

Net losses incurred by SDI and charged to the noncontrolling interest were $4.2 million, $5.7 million and $8.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. We ceased to charge net losses incurred by SDI against the noncontrolling interest upon our acquisition of SDI on December 30, 2009.

In December 2007, the FASB new guidance that required: (i) noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet, (ii) noncontrolling interests continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance, (iii) that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and (iv) disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. On January 1, 2009, we adopted these provisions. Had the previous requirements been applied, the net loss attributable to Dynavax would have increased by $1.9 million and the loss per share attributable to Dynavax common stockholders would have increased by $0.05 for the year ended December 31, 2009.

In November 2009, we entered into an agreement with Holdings to modify the provisions of and to exercise the purchase option. We completed the acquisition of all of the outstanding equity of SDI pursuant to the amended purchase option on December 30, 2009. In exchange for all of the outstanding equity of SDI, we issued to the Symphony Investors: (i) 13 million shares of common stock (Shares); (ii) 5 year warrants to purchase 2 million shares of common stock with an exercise price of $1.94 per share (Warrants); (iii) a note in the principal amount of $15 million, due December 31, 2012, payable in cash, our common stock or a combination thereof at our discretion, which obligation was previously payable solely in cash on April 18, 2011; and

(iv) agreed to contingent cash payments from us equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. The outstanding warrants to purchase 2 million shares of common stock held by the Symphony Investors were cancelled. The Shares and Warrants are subject to certain anti-dilution protection in the event that the Company issues other equity securities within six months from the closing date of the transaction. Due to this adjustment provision, the warrants do not meet the criteria set forth in ASC 815 to be considered indexed to the Company’s own stock. Accordingly, the Company has recorded these warrants as a liability at fair value, which was estimated at the issuance date using the Black-Scholes Model. The warrants will be revalued every reporting period using the Black-Scholes Model and the change in the fair value of the warrants will be recognized in the other income (expense) line item in the Company’s consolidated statement of operations.

We recorded the acquisition of all of the outstanding equity of SDI pursuant to the amended purchase option as a return of equity to the noncontrolling interest. The acquisition was accounted for as a capital transaction that did not affect our net loss. However, because the acquisition was accounted for as a capital transaction, the excess consideration transferred over the carrying value of the noncontrolling and is treated as a deemed dividend for purposes of reporting net loss and earnings per share, increasing net loss attributable to Dynavax and loss per share attributable to Dynavax common stockholders for the year ended December 31, 2009.

The following table outlines the estimated fair value of consideration transferred by us and the computation of the excess consideration transferred over the carrying value of the noncontrolling interest in SDI (in thousands):

Description	Fair Value
Fair value of consideration transferred:
13,000,000 shares of Dynavax common stock	$18,590
Warrant consideration	2,567
Note payable to Holdings	9,342
Contingent consideration liability for future cash payments to Holdings	3,040

Total consideration transferred	33,539

Less: Fair value of cancelled warrants	(802)
Less: Cancellation of program option liability	(15,000)
Add: Deficit of noncontrolling interest in SDI	1,934

Consideration paid in excess of carrying value of the noncontrolling interest in SDI	$19,671

The fair value of the Dynavax common stock was based on the closing sales price of our common stock on the NASDAQ Capital Market on December 30, 2009, the date the transaction was completed.

The estimated fair values of the warrant consideration were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Warrant Issued	Warrant Cancelled
Number of Shares	2,000,000	2,000,000
Expected term	5.0 years	1.3 years
Expected volatility	150%	150%
Risk-free interest rate	2.61%	0.45%
Dividend yield	0%	0%

We estimated the fair value of the non-interest bearing note payable to Holdings using a net present value model using a discount rate of 17%. Imputed interest will be recorded as interest expense over the term of the loan. The principal amount of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. If we elect to pay the note solely in shares of our common stock, the number of shares issued will be determined by our stock price at the date of payment with a 15% premium for the portion repaid in shares.

We estimated the fair value of the contingent consideration liability using a discounted cash flow model. The discounted cash flow model was derived from management’s assumptions regarding the timing, amounts, and probability of potential upfront and milestone payments for the development and/or commercialization of the hepatitis C program based on transactions for similar stage programs by other companies. These cash flows were discounted at an 18% rate.

Changes in the fair value of the acquisition-related contingent consideration liability subsequent to the December 30, 2009 acquisition date will be recognized in other income and expense on our consolidated statement of operations in the period of the change. Certain events including, but not limited to the timing and terms of a strategic partnership, and the commercial success of the programs could have a material impact on the fair value of the contingent liability, and as a result, our results of operations.

9.    Financing Agreements

On August 17, 2009 the Company entered into an equity distribution agreement (the “Agreement”) with Wedbush Morgan Securities, Inc. (“Wedbush”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through Wedbush as our sales agent or to Wedbush as a principal. During the quarter ended September 30, 2009, we sold 1,281,100 shares of common stock under the Agreement with Wedbush as our sales agent for aggregate net proceeds of $2.3 million after deducting commissions paid to Wedbush and offering expenses. As of December 31, 2009, we could offer and sell from time to time through Wedbush up to an additional $12.2 million in aggregate offering price of our common stock under the Agreement.

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

At the date of each issuance, the warrant valuation was recorded as a deferred transaction cost in other assets and an increase in additional paid in capital. The deferred transaction cost was amortized on a straight-line basis and recognized as interest expense through the termination of the Loan Agreement. We amortized zero and $9.0 million of deferred transaction cost in interest expense for the years ended December 31, 2009 and 2008, respectively.

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
Warrant Issuance Date
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

The amendments to the warrants resulted in a re-measurement of the fair value based on the amended terms and current period assumptions and were accounted for as modifications to equity awards under the provisions of Topic 718, Compensation-Stock Compensation. We recorded interest expense and an increase of additional paid in capital of $0.1 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively due to these modifications.

10.    Commitments and Contingencies

We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and March 2023, respectively. The

Berkeley Lease can be terminated at no cost to us in February 2011 but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of December 31, 2009 and December 31, 2008. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2014. Total net rent expense related to our operating leases for the years ended December 31, 2009, 2008 and 2007, was $2.5 million, $2.5 million and $2.1 million, respectively. Deferred rent was $0.9 million as of December 31, 2009.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with remaining scheduled payments to us totaling $40 thousand until August 2010. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at December 31, 2009, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2010	$2,629
2011	2,686
2012	2,745
2013	2,790
2014	2,039
Thereafter	5,105

Total	$17,994

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of December 31, 2009 and December 31, 2008. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of December 31, 2009 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of December 31, 2009.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of December 31, 2009, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $15.5 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract, subject to certain termination fees and penalties.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. Under the terms of our license agreements, we could be expected to pay approximately $0.3 million in 2010 related to such fees and milestone payments to the Regents.

11.    Collaborative Research, Development, and License Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs and are eligible to receive future potential development and commercialization milestones. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one product. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the years ended December 31, 2009 and 2008, we recognized revenue of $1.4 million and $60 thousand, respectively, related to the initial payment.

AstraZeneca

In September 2006, we entered into a three-year research collaboration and license agreement with AstraZeneca for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease. Such agreement was extended through July 2010. The collaboration is using our proprietary second-generation TLR9 agonist immunostimulatory sequences or ISS. AstraZeneca has the right to sublicense its rights upon with our prior consent. We have the option to co-promote in the United States products arising from the collaboration. We received an upfront payment of $10 million, and are eligible to receive research funding, preclinical milestone payments, and potential future development milestones. Upon commercialization, we are also eligible to receive royalties based on product sales.

In September 2008, we received a $4.5 million milestone payment from AstraZeneca for the nomination of a candidate drug. Revenue from milestones received during the development plan is deferred and recognized ratably over estimated performance period of the collaboration agreement. For the years ended December 31, 2009 and 2008, we recognized revenue of $1.7 million and $2.0 million, respectively, related to the milestone for the nomination of a candidate drug. Collaboration revenue resulting from the performance of research services amounted to $3.4 million and $3.2 million for the years ended December 31, 2009, and 2008, respectively. As of December 31, 2009, we recorded deferred revenue of $11 million associated with the milestone for the nomination of a candidate drug, upfront fee and amounts billed in advance for research services per the contract terms.

National Institutes of Health and Other Funding

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the NIH’s National Institute of Allergy and

Infectious Diseases (NIAID) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the years ended December 31, 2009 and 2008, we recognized revenue of approximately $1.6 million and $0.2 million, respectively.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus (SLE), an autoimmune disease. Revenue associated with this grant is recognized as the related expenses are incurred. For the years ended December 31, 2009 and 2008, we recognized revenue of approximately $0.9 million and $0.4 million respectively.

In 2004, we were awarded $0.5 million from the Alliance for Lupus Research to fund research and development of new treatment approaches for lupus. We recognized revenue associated with the lupus grant of approximately $0.1 million for the year ended December 31, 2007 and 2006.

In 2003, we were awarded government grants totaling $8.3 million to fund research and development. Certain of these grants have been extended through the second quarter of 2009. In August 2007, we were awarded a two-year $3.3 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants is recognized as the related expenses are incurred. For years ended December 31, 2009, 2008 and 2007, we recognized revenue of approximately $3.5 million, $3.0 million and $3.0 million, respectively.

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

On December 18, 2008, Merck provided notice of its termination of the collaboration. As a result of the termination, all development, manufacturing and commercialization rights to HEPLISAV reverted to Dynavax. Merck is obligated to make certain mutually agreed-upon payments to Dynavax for the 180-day wind down period following Merck’s written notice of termination. As a result of Merck’s termination, we accelerated the applicable performance period over which we ratably recognize revenue from the upfront fee through the effective date of the termination, which is June 2009. For the years ended December 31, 2009 and 2008, we recognized revenue of $28.5 million and $5 million, respectively, related to the upfront fee. Collaboration revenue resulting from the performance of research and development services are recognized as related research and development costs are incurred. Cost reimbursement revenue under this collaboration agreement totaled $0.3 million and $20.2 million for the years ended December 31, 2009 and 2008, respectively. In the first quarter of 2010, Merck agreed to make a $4.0 million payment to us in satisfaction of its obligations for the wind down period following Merck’s written notice of termination.

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

	Years Ended December 31,
	2009	2008	2007
Historical (in thousands, except per share amounts):
Numerator:
Net loss attributable to Dynavax	$(30,565)	$(20,829)	$(59,971)

Denominator for basic and diluted net loss per share attributable to Dynavax common stockholders :
Weighted-average common shares outstanding	40,350	39,819	39,746

Basic and diluted net loss per share attributable to Dynavax common stockholders	$(0.76)	$(0.52)	$(1.51)

Historical outstanding securities not included in diluted net loss per share calculation (in thousands):
Options to purchase common stock	5,561	5,173	4,282
Warrants	5,550	5,550	5,550

	11,111	10,723	9,832

13.    Stockholders’ Equity

Stock Plans

As of December 31, 2009, we had three stock-based compensation plans: the 1997 Equity Incentive Plan; the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; and the 2004 Employee Stock Purchase Plan.

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

As of December 31, 2009, 5,500,000 shares have been reserved and approved for issuance under the Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure.

Activity under our stock plans is set forth below:

	Options and Awards Available for Grant	Number of Options Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2008	660,653	4,822,976	$5.04
Options authorized	400,000	—	—
Options granted	(1,398,350)	1,398,350	$0.96
Restricted stock awards and units (Awards) granted	—	—	—
Options exercised	—	—	—
1997 Plan options exercised	—	(2,666)	$1.50
Options cancelled:
Options forfeited (unvested)	438,194	(438,194)	$3.50
Options expired (vested)	498,412	(498,412)	$6.56
1997 Plan options expired (vested)	—	(5,999)	$6.56
Awards cancelled (unvested)	60,000	—	$—

Balance at December 31, 2009	658,909	5,276,055	$3.94

During the fiscal year ended December 31, 2007, we granted a restricted stock award (RSA) for 5,000 shares with a grant date fair value of $4.54 and vested 100% on the third anniversary of this vest commencement date. During the fiscal year ended December 31, 2009, this option vested in full and we released the 5,000 shares. The total intrinsic value of the RSA released during the years ended December 31, 2009 was $9 thousand dollars. The Company did not have any RSAs released during the years ended December 31, 2008 and 2007.

In October 2008, the Company granted restricted stock units (RSUs) for a total of 435,000 shares with a grant date fair value of $1.31 per share. Such RSUs will vest 100% on the third anniversary of the vest commencement date. Prior to this grant in October 2008, the Company had no RSUs outstanding. There were 60,000 and 90,000 RSU shares forfeited during the fiscal year ended December 31, 2009 and 2008, respectively. There were 285,000 unvested RSU shares as of December 31, 2009. There were no vested RSU shares delivered during the years ended December 31, 2009 and 2008.

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

As of December 31, 2009, 496,000 shares were reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or capital structure. To date, employees acquired 330,107 shares of our common stock under the Purchase Plan. At December 31, 2009, 165,893 shares of our common stock remained available for future purchases.

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

Employment Inducement Stock Award Plan

To induce qualified individuals to join Dynavax, the Company’s Board of Directors has adopted a 2010 Employment Inducement Award Plan (the “Inducement Plan”). This Inducement Plan provides for the issuance of up to 1,500,000 shares of Dynavax Common Stock to new employees of Dynavax and became effective on January 8, 2010. Stockholder approval of the Inducement Plan is not required under Nasdaq Marketplace Rule 5635(c)(4).

Stock-Based Compensation

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Weighted-average fair value	$0.55	$2.29	$3.53	$0.88	$0.93	$1.96
Risk-free interest rate	1.7%	2.7%	4.7%	0.7%	2.4%	4.6%
Expected life (in years)	4.0	4.4	4.5	1.1	1.3	1.2
Volatility	1.6	0.8	0.8	1.6	0.8	0.7

Expected volatility is based on historical volatility of our stock and comparable peer data. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, and non-executive level employees were grouped and considered separately for valuation purposes. In 2009, based on employee termination data we adjusted the expected life of the options for both groups of employees to 4 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The estimated fair value of restricted stock units awards is calculated based on the market price of Dynavax’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Dynavax’s common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

We recognized the following amounts of stock-based compensation expense (in thousands):

	Years Ended December 31,
	2009	2008	2007
Employees and directors stock-based compensation expense	$3,014	$3,183	$3,462
Non-employees stock-based compensation expense	21	22	69

Total	$3,035	$3,205	$3,531

	Years Ended December 31,
	2009	2008	2007
Research and development	$1,139	$1,403	$1,134
General and administrative	1,896	1,802	2,397

Total	$3,035	$3,205	$3,531

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized for the year ended December 31, 2009 was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 15% for both the executive level and non-executive level employee groups. As of December 31, 2009, the total unrecognized compensation cost related to non-vested options granted amounted to $3.3 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.3 years. The Company did not issue any restricted stock units or awards during the year ended December 31, 2009. The weighted average purchase price of restricted stock units issued was zero during the year ended December 31, 2009.

Total options exercised during the years ended December 31, 2009, 2008 and 2007 were 2,666, 1,833 and 5,666, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $1 thousand, $6 thousand and $6 thousand, respectively. Total restricted stock awards released during the year ended December 31, 2009 was 5,000. No income tax benefits have been realized by us in 2009, 2008 and 2007, as we reported a net loss in each year.

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of December 31, 2009:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding options (vested and expected to vest)	4,858,937	$4.05	6.4	$718
Options exercisable	2,848,434	$4.78	5.6	$1

14.    Employee Benefit Plan

We maintained a 401(k) Plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. To date, we have not contributed to the 401(k) Plan.

15.    Income Taxes

Loss including noncontrolling interest in SDI before provision for income taxes on a worldwide basis consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
U.S.	$(11,369)	$(19,265)	$(58,521)
Non U.S.	475	(1,564)	(1,450)

Total	$(10,894)	$(20,829)	$(59,971)

The U.S. loss including noncontrolling interest in SDI before provision for income taxes for the year ended December 31, 2009 does not include $19.7 million of consideration paid in excess of carrying value of the noncontrolling interest in SDI. No income tax expense was recorded for the years ended December 31, 2009, 2008 and 2007 due to net operating losses in all jurisdictions. The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss before income taxes is as follows (in thousands):

	December 31,
	2009	2008	2007
Income tax benefit at federal statutory rate	$(3,722)	$(7,082)	$(20,390)
State tax	(1,727)	(1,601)	(2,600)
Tax credits	(1,473)	(672)	(2,594)
Deferred compensation charges	439	503	495
Change in valuation allowance	6,873	13,792	20,680
Change in foreign tax rates	427	—	1,966
Change in NOL	(1,439)	(4,810)	2,356
Limitation of NOLs	628	—	—
Other	(6)	(130)	87

	$—	$—	$—

Deferred tax assets and liabilities as of December 31, 2009 and 2008 consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$68,641	$64,967
Research tax credit carry forwards	13,005	10,517
Accruals and reserves	4,653	3,483
Capitalized research costs	14,208	8,108
Deferred Revenue	7,373	14,788
Other	2,914	2,431

	110,794	104,294
Less valuation allowance	(110,305)	(103,431)

Total deferred tax assets	489	863

Deferred tax liabilities:
Acquired intangible assets.	(489)	(863)

Total deferred tax liabilities	(489)	(863)

Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $6.9 million, $13.8 million and $20.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.4 million.

A provision has not been made at December 31, 2009, for U.S. or additional foreign withholding taxes on undistributed earnings of the foreign subsidiary because it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.

As of December 31, 2009, we had federal net operating loss carryforwards of approximately $165.8 million, which will expire in the years 2016 through 2029 and federal research and development tax credits of approximately $7.7 million, which expire in the years 2018 through 2029.

As of December 31, 2009, we had net operating loss carryforwards for California state income tax purposes of approximately $122.8 million, which expire in the years 2012 through 2029, and California state research and development tax credits of approximately $8.1 million which do not expire.

As of December 31, 2009, we had net operating loss carryforwards for foreign income tax purposes of approximately $17.7 million, which do not expire.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event the Company has a change in ownership, as defined, the annual utilization of such carryforwards could be limited. Any additional equity issuances could trigger a limitation on our ability to use our net operating losses and tax credits in the future under Sections 382 and 383 of the Internal Revenue Code as enacted by the Tax Reform Act of 1986. As of December 31, 2009, based on the acquisition of the outstanding equity of SDI, there is an annual limitation on the historical net operating losses of SDI and we have adjusted net operating losses accordingly.

16.    Selected Quarterly Financial Data (Unaudited; in thousands, except per share amounts)

	Year Ended December 31,2009				Year Ended December 31, 2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$19,344	$15,884	$2,901	$2,189	$6,314	$9,978	$8,857	$11,945
Net income (loss) attributable to Dynavax	$5,101	$4,110	$(9,506)	$(30,270)	$(12,429)	$(6,079)	$(5,420)	$3,099
Basic net income (loss) per share attributable to Dynavax common stockholders	$0.13	$0.10	$(0.24)	$(0.73)	$(0.31)	$(0.15)	$(0.14)	$0.08
Weighted-average shares used in computing basic net income (loss) per share	39,889	39,923	40,153	41,420	39,785	39,806	39,831	39,854
Diluted net income (loss) per share attributable to Dynavax common stockholders	$0.13	$0.10	$(0.24)	$(0.73)	$(0.31)	$(0.15)	$(0.14)	$0.08
Weighted-average shares used in computing diluted net income (loss) per share	39,889	40,064	40,153	41,420	39,785	39,806	39,831	39,854

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

Based on their evaluation as of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

Dynavax Technologies Corporation

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynavax Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dynavax Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Dynavax Technologies Corporation and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 15, 2010

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

Information required by this Item is incorporated by reference to the sections entitled “Proposal One—Elections of Directors,” “Executive Compensation,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2009.

We have adopted the Dynavax Code of Business Conduct and Ethics, a code of ethics that applies to our employees, including our Chief Executive Officer, Principal Financial Officer and to our non-employee directors. We will provide a written copy of the Dynavax Code of Business Conduct and Ethics to anyone without charge, upon request written to Dynavax, Attention: Jennifer Lew, 2929 Seventh Street, Suite 100, Berkeley, CA 94710-2753, (510) 848-5100.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b)  Exhibits

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1(3)	Registration Rights Agreement

4.2(3)	Form of Warrant

4.3(4)	Form of Specimen Common Stock Certificate

4.4(2)	Rights Agreement dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC

4.5(2)	Form of Rights Certificate

4.6(6)	Form of Restricted Stock Unit Award Agreement.

4.7	Form of Amended Warrant

10.32(5)†	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and Dynavax Technologies Corporation

10.37(6)	Amended Management Continuity Agreement, dated as of October 3, 2008, between Dynavax Technologies Corporation and Dino Dina

10.38(6)	Form of Amended Management Continuity Agreement between Dynavax Technologies Corporation and each of its executive officers

10.39(6)†	Research and Development Collaboration and License Agreement, dated December 15, 2008, between Glaxo Group Limited and Dynavax Technologies Corporation

10.40(7)	Amendment No. 2 to the Agreement dated September 1, 2006 by and between the Company and AstraZeneca AB (“AZ”) (the “Agreement”) dated February 3, 2009 (the “Amendment”)

10.41(8)	Amended Management Continuity Agreement, dated as of April 22, 2009, between Dynavax Technologies Corporation and Zbigniew Janowicz

10.42(8)	Amendment No. 4, dated June 1, 2009, to the Exclusive License Agreement, dated October 2, 1998, between Dynavax Technologies Corporation and the Regents of the University of California.

10.43(9)	Equity Distribution Agreement, dated August 17, 2009, between Dynavax Technologies Corporation and Wedbush Morgan Securities, Inc.

10.44(10)	Amendment to Equity Distribution Agreement, dated September 10, 2009, between Dynavax Technologies Corporation and Wedbush Morgan Securities, Inc.

10.45(11)	Management Service Contract, dated as of January 1, 2005, between Rhein Biotech GmbH and Zbigniew Janowicz

10.46(11)	Amendment, dated February 5, 2008, to Management Service Contract between Dynavax Technologies Corporation and Zbigniew Janowicz

Exhibit Number	Document
10.47	Amended Purchase Option Agreement, dated November 9, 2009, between Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.

10.48	Warrant Purchase Agreement, dated as of November 9, 2009, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.

10.49	Amended Registration Rights Agreement, dated as of November 9, 2009, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.

10.50	Standstill and Corporate Governance Agreement, dated as of December 30, 2009, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000-50577).

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.

(3)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.

(4)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-K for the quarter ended March 31, 2009, as filed with the SEC.

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC.

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on August 17, 2009.

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC.

(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on February 25, 2010.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

By:	/S/ DINO DINA, M.D.
Dino Dina, M.D. President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2010

By:	/S/ JENNIFER LEW
Jennifer Lew Vice President, Finance (Principal Accounting and Financial Officer)

Date: March 16, 2010

Signature	Title	Date

/S/ DINO DINA, M.D.	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2010
Dino Dina, M.D.

/S/ JENNIFER LEW	Vice President, Finance	March 16, 2010
Jennifer Lew	(Principal Accounting and Financial Officer)

/S/ ARNOLD ORONSKY, PH.D.	Chairman of the Board	March 16, 2010
Arnold Oronsky, Ph.D.

/S/ NANCY L. BUC	Director	March 16, 2010
Nancy L. Buc

/S/ DENNIS CARSON, M.D.	Director	March 16, 2010
Dennis Carson, M.D.

/S/ FRANCIS R. CANO, PH.D.	Director	March 16, 2010
Francis R. Cano, Ph.D.

/S/ DENISE M. GILBERT, PH.D.	Director	March 16, 2010
Denise M. Gilbert, Ph.D.

/S/ MARK KESSEL	Director	March 16, 2010
Mark Kessel

/S/ DAVID LAWRENCE, M.D.	Director	March 16, 2010
David M. Lawrence, M.D.

/S/ PEGGY V. PHILLIPS	Director	March 16, 2010
Peggy V. Phillips

/S/ STANLEY A. PLOTKIN, M.D.	Director	March 16, 2010
Stanley A. Plotkin, M.D.

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1(3)	Registration Rights Agreement

4.2(3)	Form of Warrant

4.3(4)	Form of Specimen Common Stock Certificate

4.4(2)	Rights Agreement dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC

4.5(2)	Form of Rights Certificate

4.6(6)	Form of Restricted Stock Unit Award Agreement.

4.7	Form of Amended Warrant

10.32(5)†	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and Dynavax Technologies Corporation

10.37(6)	Amended Management Continuity Agreement, dated as of October 3, 2008, between Dynavax Technologies Corporation and Dino Dina

10.38(6)	Form of Amended Management Continuity Agreement between Dynavax Technologies Corporation and each of its executive officers

10.39(6)†	Research and Development Collaboration and License Agreement, dated December 15, 2008, between Glaxo Group Limited and Dynavax Technologies Corporation

10.40(7)	Amendment No. 2 to the Agreement dated September 1, 2006 by and between the Company and AstraZeneca AB (“AZ”) (the “Agreement”) dated February 3, 2009 (the “Amendment”)

10.41(8)	Amended Management Continuity Agreement, dated as of April 22, 2009, between Dynavax Technologies Corporation and Zbigniew Janowicz

10.42(8)	Amendment No. 4, dated June 1, 2009, to the Exclusive License Agreement, dated October 2, 1998, between Dynavax Technologies Corporation and the Regents of the University of California.

10.43(9)	Equity Distribution Agreement, dated August 17, 2009, between Dynavax Technologies Corporation and Wedbush Morgan Securities, Inc.

10.44(10)	Amendment to Equity Distribution Agreement, dated September 10, 2009, between Dynavax Technologies Corporation and Wedbush Morgan Securities, Inc.

10.45(11)	Management Service Contract, dated as of January 1, 2005, between Rhein Biotech GmbH and Zbigniew Janowicz

10.46(11)	Amendment, dated February 5, 2008, to Management Service Contract between Dynavax Technologies Corporation and Zbigniew Janowicz

10.47	Amended Purchase Option Agreement, dated November 9, 2009, between Dynavax Technologies Corporation, Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.

Exhibit Number	Document
10.48	Warrant Purchase Agreement, dated as of November 9, 2009, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.

10.49	Amended Registration Rights Agreement, dated as of November 9, 2009, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.

10.50	Standstill and Corporate Governance Agreement, dated as of December 30, 2009, between Dynavax Technologies Corporation and Symphony Dynamo Holdings LLC.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000-50577).

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.

(3)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.

(4)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.

(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-K for the quarter ended March 31, 2009, as filed with the SEC.

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the SEC.

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on August 17, 2009.

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the SEC.

(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on February 25, 2010.

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.