Form 10-Q
period 2010-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2010-05-10
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 5, 2010, the registrant had outstanding 86,573,335 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$30,080	$36,720
Restricted cash	656	681
Accounts receivable	1,152	895
Prepaid expenses and other current assets	802	586

Total current assets	32,690	38,882
Property and equipment, net	7,199	7,997
Goodwill	2,312	2,312
Other intangible assets, net	1,034	1,279
Other assets	1,049	—

Total assets	$44,284	$50,470

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,091	$1,686
Accrued liabilities	10,571	7,507
Deferred revenues	2,384	2,718
Warrant liability to Symphony Dynamo Holdings LLC (Holdings)	2,315	2,567

Total current liabilities	16,361	14,478
Deferred revenues, noncurrent	16,726	17,083
Long-term note payable to Holdings	9,741	9,342
Long-term contingent liability to Holdings	3,109	3,040
Other long-term liabilities	146	151
Commitments and contingencies (Note 7)
Dynavax stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock: $0.001 par value; 150,000 shares authorized at March 31, 2010 and December 31, 2009; 55,160 and 54,279 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	55	54
Additional paid-in capital	267,583	266,127
Accumulated other comprehensive loss:
Cumulative translation adjustment	(616)	(168)

Accumulated other comprehensive loss	(616)	(168)
Accumulated deficit	(268,821)	(259,637)

Total stockholders’ equity (deficit)	(1,799)	6,376

Total liabilities and stockholders’ equity (deficit)	$44,284	$50,470

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Collaboration revenue	$7,421	$17,692
Grant revenue	862	1,139
Service and license revenue	61	513

Total revenues	8,344	19,344
Operating expenses:
Research and development	12,480	10,332
General and administrative	4,570	4,424
Amortization of intangible assets	245	245

Total operating expenses	17,295	15,001

Loss from operations	(8,951)	4,343
Interest income	2	110
Interest expense	(399)	(15)
Other income (expense)	164	(346)

Net income (loss)	(9,184)	4,092
Add: Losses attributable to noncontrolling interest in SDI	—	1,009

Net income (loss) attributable to Dynavax	$(9,184)	$5,101

Basic and diluted net income (loss) per share attributable to Dynavax common stockholders	$(0.17)	$0.13

Shares used to compute basic and diluted net income (loss) per share attributable to Dynavax common stockholders	54,364	39,889

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income (loss) attributable to Dynavax	$(9,184)	$5,101
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	470
Amount attributed to noncontrolling interest in SDI	—	(1,009)
Amortization of intangible assets	245	245
Interest associated with note payable to Holdings	399	—
Change in the fair value of the warrant and contingent consideration to Holdings	(183)	—
Accretion and amortization of marketable securities	—	(30)
Stock-based compensation expense	541	519
Changes in operating assets and liabilities:
Accounts receivable	(257)	3,429
Prepaid expenses and other current assets	(216)	(107)
Restricted cash and other assets	(1,024)	17
Accounts payable	(595)	183
Accrued liabilities and other long term liabilities	3,064	83
Deferred revenues	(691)	(16,948)

Net cash used in operating activities	(7,502)	(8,047)

Investing activities
Change in investments held by SDI	—	1,321
Purchases of marketable securities	—	(12,271)
Proceeds from maturities of marketable securities	—	13,750
Purchases of property and equipment, net	394	435

Net cash provided by investing activities	394	3,235

Financing activities
Proceeds from issuance of common stock under Equity Distribution Agreement, net of issuance costs	919	—
Proceeds from issuance of common stock, net of issuance costs	(48)	—
Proceeds from employee stock purchase plan	42	37
Proceeds from exercise of stock options	3	—

Net cash provided by financing activities	916	37

Effect of exchange rate on cash and cash equivalents	(448)	(408)

Net decrease in cash and cash equivalents	(6,640)	(5,183)
Cash and cash equivalents at beginning of period	36,720	28,103

Cash and cash equivalents at end of period	$30,080	$22,920

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$—	$792

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases. Our lead product candidate is HEPLISAVTM, a Phase 3 investigational adult hepatitis B vaccine designed to enhance protection more rapidly with fewer doses than current licensed vaccines. We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements at that date, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”) and Symphony Dynamo, Inc. (“SDI”), which we consolidate pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification related to consolidation. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products. We have evaluated all subsequent events through the date the financial statements were filed with the SEC.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2010, we had cash and cash equivalents of $30.1 million, restricted cash of $0.7 million and working capital of $16.3 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents on hand at March 31, 2010, net proceeds from our April 2010 equity offering, anticipated revenues, and reductions in spending levels.

In April 2010, we raised approximately $41.1 million, after deducting the underwriting discount and estimated offering expenses of approximately $3.0 million from the sale of 30,293,000 units. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.5 of a share of common stock. See Note 6 for additional disclosure relating to this equity financing transaction.

In order to continue development of our product candidates, particularly HEPLISAV, we will need to raise additional funds through future public or private financings, and/or strategic alliance and licensing arrangements. We are also exploring various initiatives to reduce costs across our operations in order to preserve our cash resources. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Significant Accounting Policies

We believe that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2010 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the Financial Accounting Standards Board (FASB) reached a consensus on Accounting Standards Update (ASU) No. 2010-17, “Milestone Method of Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this Issue is limited to transactions involving research or development. ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2010-17 is not expected to be material to the consolidated financial statements of the Company.

Accounting Standards Update 2010-06

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the consolidated financial statements of the Company.

Accounting Standards Update 2009-13

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for Dynavax means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Fair Value Measurements

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$27,837	$—	$—	$27,837

Total assets	$27,837	$—	$—	$27,837

Liabilities
Warrant liability to Symphony Dynamo Holdings LLC (“Holdings”)	$—	$—	$2,315	$2,315
Long-term note payable to Holdings	—	—	9,741	9,741
Long-term contingent consideration liability to Holdings	—	—	3,109	3,109

Total Liabilities	$—	$—	$15,165	$15,165

Assets

As of March 31, 2010, we had no marketable securities, and there were no sales of marketable securities during the three months ended March 31, 2010 and 2009.

When determining if there are any “other-than-temporary” impairments on its investments, we evaluate: (i) whether the investment has been in a continuous realized loss position for over twelve months, (ii) the duration to maturity of our investments, (iii) our intention to hold the investments to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through March 31, 2010, we have not recognized any “other-than-temporary” losses on our investments.

Liabilities

In connection with our purchase of all of the outstanding equity of SDI on December 30, 2009, we issued warrants to Symphony which contained provisions for anti-dilution protection in the event that the Company issues other equity securities within six months from the closing date of the transaction. Due to this adjustment provision, the warrants do not meet the criteria set forth in ASC 815 to be considered indexed to the Company’s own stock. Accordingly, we have recorded these warrants as a liability at fair value, which was estimated at the issuance date using the Black-Scholes Model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Subsequent to the December 30, 2009 acquisition date, changes in the fair value of the warrant liability are recognized in Other income (expense) in the statement of operations in the period of the change. Based on our assumptions using the Black-Scholes Model, the change in fair value of the warrant liability resulted in other income of $0.3 million for the three months ended March 31, 2010.

The following table represents a reconciliation of the change in the fair value measurement of the warrant liability for the quarter ended March 31, 2010 (in thousands):

Warrant Liability to Holdings	Amount
Acquisition date fair value measurement at December 30, 2009	$2,567
Adjustment to fair value measurement	(252)

Balance as of March 31, 2010	$2,315

In connection with the acquisition of SDI, we entered into a $15 million non-interest bearing note. We estimated the fair value of the non-interest bearing note payable to Holdings using a net present value model using a discount rate of 17%. Imputed interest will be recorded as interest expense over the term of the loan. The principal amount of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. If we elect to pay the note solely in shares of our common stock, the number of shares issued will be determined based on the average closing price of our common stock for the 30 trading days immediately preceding but not including the second trading day prior to the date of such payment multiplied by 1.15. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

The following table represents a reconciliation of the change in the carrying value of the note payable for the quarter ended March 31, 2010 (in thousands):

Long-term Note Payable to Holdings	Amount
Acquisition date fair value measurement at December 30, 2009	$9,342
Accretion of interest expense	399

Balance as of March 31, 2010	$9,741

We are also obligated to make future contingent cash payments to the former Holdings shareholders related to certain payments received by the Company from future partnering agreements pertaining to its hepatitis C and cancer therapy programs (see Note 4). We estimated the fair value of this contingent liability using a discounted cash flow model. The discounted cash flow model was derived from management’s assumptions regarding the timing, amounts, and probability of potential upfront and milestone payments for the development and/or commercialization of the hepatitis C program based on transactions for similar stage programs by other companies. These cash flows were discounted at an 18% rate.

Subsequent to the December 30, 2009 acquisition date, changes in the fair value of the contingent consideration liability are recognized in Other income (expense) in the statement of operations in the period of the change. Certain events including, but not limited to, the timing and terms of any strategic partnership agreement of the hepatitis C therapy program could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position. Based on our assumptions regarding the Company’s beta and risk free interest rate used in the discounted cash flow model, the change in fair value of the contingent consideration liability resulted in other expense of $69 thousand for the three months ended March 31, 2010.

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the quarter ended March 31, 2010 (in thousands):

Contingent Liability to Holdings	Amount
Acquisition date fair value measurement at December 30, 2009	$3,040
Adjustment to fair value measurement	69

Balance as of March 31, 2010	$3,109

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at March 31, 2010 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(2,895)	$775
Customer relationships	5	1,230	(971)	259

Total	5	$4,900	$(3,866)	$1,034

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2010 (remaining nine months)	$735
2011	299

Total	$1,034

4. Symphony Dynamo, Inc.

On April 18, 2006, we, Symphony Capital Partners, L.P. and certain of its affiliates (Symphony) and Symphony Dynamo Holdings LLC (Holdings) entered into a transaction involving a series of related agreements providing for the advancement of specific Dynavax immunostimulatory sequences-based programs for cancer, hepatitis B and hepatitis C therapy (collectively, the “Programs”). Pursuant to these agreements, Symphony and certain of its affiliates formed Symphony Dynamo Inc. (“SDI”) and invested $50 million to fund the Programs, and we licensed to Holdings our intellectual property rights related to the Programs, which were assigned to SDI. As a result of these agreements, Symphony owns 100% of the equity of Holdings, which owns 100% of the equity of SDI.

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

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Net losses incurred by SDI and charged to the noncontrolling interest were zero and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. We ceased to charge net losses incurred by SDI against the noncontrolling interest upon our acquisition of SDI on December 30, 2009.

In November 2009, we entered into an agreement with Holdings to modify the provisions of and to exercise the Purchase Option. We completed the acquisition of all of the outstanding equity of SDI pursuant to the amended Purchase Option on December 30, 2009. In exchange for all of the outstanding equity of SDI, we issued to the Symphony Investors: (i) 13,000,000 shares of common stock (Shares); (ii) 5-year warrants to purchase 2,000,000 shares of common stock with an exercise price of $1.94 per share (Warrants); (iii) a note in the principal amount of $15 million, due December 31, 2012, payable in cash, our common stock or a combination thereof at our discretion, which obligation was previously payable solely in cash on April 18, 2011; and (iv) agreed to contingent cash payments from us equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. The outstanding warrants to purchase 2,000,000 shares of common stock held by the Symphony Investors were cancelled. The Shares and Warrants are subject to certain anti-dilution protection in the event that the Company issues other equity securities within six months from the closing date of the transaction. Due to this adjustment provision, the warrants do not meet the criteria set forth in ASC 815 to be considered indexed to the Company’s own stock. Accordingly, we have recorded these warrants as a liability at fair value, which was estimated at the issuance date using the Black-Scholes Model. The warrants are revalued every reporting period using the Black-Scholes Model and the change in the fair value of the warrants is recognized in Other income (expense) in the consolidated statement of operations.

6. Financing Agreements

On August 17, 2009 we entered into an equity distribution agreement (the “Agreement”) with Wedbush Morgan Securities, Inc. (“Wedbush”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through Wedbush as our sales agent or to Wedbush as a principal. During the quarter ended March 31, 2010, we sold 800,860 shares of common stock under the Agreement with Wedbush as our sales agent for net proceeds of $0.9 million after deducting commissions paid to Wedbush and offering expenses. As of March 31, 2010, we could offer and sell from time to time through Wedbush up to an additional $11.1 million of our common stock under the Agreement.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On April 16, 2010, we completed an underwritten public offering resulting in net proceeds of $41.1 million, after deducting the underwriting discount and estimated offering expenses of approximately $3.0 million, from the sale of 30,293,000 units at a per unit price of $1.4525. Each unit consisted of one share of common stock and one warrant to purchase 0.5 of a share of common stock. Each warrant has an exercise price of $1.50 per share, and is exercisable for a period of five years from the date of issuance. As a result of this offering, Symphony and certain related investors received an additional 1,076,420 shares of common stock and new warrants to purchase 7,038,210 shares of common stock having the same terms as the warrants sold in the offering, pursuant to the anti-dilution provisions of the Amended and Restated Purchase Option Agreement with Symphony. The warrants to purchase 2,000,000 shares of common stock previously issued to Symphony and its related investors in connection with the November 2009 Amended and Restated Purchase Option Agreement were cancelled.

7. Commitments and Contingencies

We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in February 2011 but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of March 31, 2010 and December 31, 2009. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2014. Total net rent expense related to our operating leases for the three months ended March 31, 2010 and 2009, was $0.6 million in each year, respectively. Deferred rent was $0.9 million as of December 31, 2009.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with the remaining scheduled payments to us totaling $40 thousand until August 2010. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2010, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2010 (remaining nine months)	$1,980
2011	2,691
2012	2,750
2013	2,794
2014	2,044
Thereafter	5,144

Total	$17,403

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2009 and December 31, 2009. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of March 31, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of March 31, 2010.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2010, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $28.7 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

8. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We received an initial payment of $10 million and in exchange, agreed to conduct research and early clinical development in up to four programs and granted to GSK options to license the programs. We are eligible to receive potential future development and commercialization milestones. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one product. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the three months ended March 31, 2010 and 2009, we recognized revenue of $0.4 million in each year, respectively, related to the initial payment.

Absent early termination, the agreement will expire when all of GSK’s payment obligations expire. Either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement. Either party may terminate the agreement in the event of insolvency of the other party. GSK also has the option to terminate the agreement without cause, upon prior written notice within a specified window of time dependent upon stage of clinical development of the programs.

AstraZeneca

In September 2006, we entered into a three-year research collaboration and license agreement with AstraZeneca for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease. The research term and research funding under the agreement was extended through July 2010. We received an upfront payment of $10 million, a milestone payment of $4.5 million for the nomination of a candidate drug and are eligible to receive potential future development milestones. We are also eligible to receive royalties based on product sales and have retained an option to co-promote in the United States products arising from the collaboration. AstraZeneca has the right to sublicense its rights with our prior consent.

Revenue from the upfront payment has been deferred until certain contractual obligations are fulfilled or amended. Revenue from the milestone payment received is deferred and is being recognized ratably over the estimated performance period of the collaboration agreement. For the three months ended March 31, 2010 and 2009, we recognized revenue of $0.4 million and $0.6 million, respectively, related to the milestone for the nomination of a candidate drug. Revenue resulting from the performance of research services amounted to $2.7 million and $1.0 million for the three months ended March 31, 2010, and 2009, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

National Institutes of Health and Other Funding

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the NIH’s National Institute of Allergy and Infectious Diseases (NIAID) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the three months ended March 31, 2010, and 2009, we recognized revenue of approximately $0.7 million and $0.4 million, respectively.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus (SLE), an autoimmune disease. Revenue associated with this grant is recognized as the related expenses are incurred. For the three months ended March 31, 2010, and 2009, we recognized revenue of approximately $0.1 million and $0.3 million respectively.

In 2003, we were awarded government grants to fund research and development totaling $8.3 million, certain of which were extended through the second quarter of 2009. In August 2007, we were awarded a two-year $3.3 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants was recognized as the related expenses were incurred. For the three months ended March 31, 2009, we recognized revenue of approximately $0.5 million; there were no revenues recognized from these grants in 2010.

Merck & Co., Inc.

In October 2007, we entered into a global license and development collaboration agreement and a related manufacturing agreement with Merck to jointly develop HEPLISAV, a novel investigational hepatitis B vaccine. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received a non-refundable upfront payment of $31.5 million. Revenue from the initial payment was deferred and recognized ratably over the estimated performance period of the collaboration agreement. On December 18, 2008, Merck provided notice of its termination of the collaboration, upon which all development, manufacturing and commercialization rights to HEPLISAV reverted to Dynavax. As a result of Merck’s termination, we accelerated the applicable performance period over which we ratably recognized revenue from the upfront fee through the effective date of the termination, which was June 2009. For the three months ended March 31, 2010 and 2009, we recognized revenue of zero and $15.5 million, respectively, related to the upfront fee. Collaboration revenue resulting from the performance of research and development services are recognized as related research and development costs are incurred. Cost reimbursement revenue under this collaboration agreement totaled zero and 0.3 million for the three months ended March 31, 2010 and 2009, respectively. In March 2010, Merck agreed to make a $4.0 million payment to us in satisfaction of its obligations for the wind down period following Merck’s written notice of termination, which was recorded as collaboration revenue upon receipt.

9. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to Dynavax by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to Dynavax by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 12.4 million and 11.6 million shares of common stock as of March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted net loss per share for both the three months ended March 31, 2010 and 2009 because the effect would have been anti-dilutive.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to Dynavax	$(9,184)	$5,101
Decrease in unrealized gain on marketable securities available-for-sale	—	(32)
Decrease in cumulative translation adjustment	(448)	(408)

Comprehensive income (loss) attributable to Dynavax	$(9,632)	$4,661

11. Stockholders’ Equity

As of March 31, 2010, we have three share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; the 2004 Employee Stock Purchase Plan, and 2010 Employment Inducement Stock Awards Plan. The 2004 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including stock options, restricted stock, restricted stock units, and other equity awards to employees, consultants and members of the board of directors. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Weighted-average fair value per share	$1.41	$0.49	$1.43	$0.46
Risk-free interest rate	2.0%	1.7%	0.4%	0.8%
Expected life (in years)	4.0	4.0	0.7	1.3
Volatility	1.6	1.6	1.6	1.6
Expected dividends	—	—	—	—

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2010	2009
Employee and director stock-based compensation expense	$515	$522
Other stock-based compensation expense	26	(3)

Total	$541	$519

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Research and development	$(59)	$18
General and administrative	600	501

Total	$541	$519

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 15%. As of March 31, 2010, the total unrecognized compensation cost related to non-vested options granted amounted to $4.3 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.6 years.

Activity under the stock option plans was as follows:

	Options and Awards Available for Grant	Number of Options Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2009	658,909	5,276,055	$3.94
2004 Plan options authorized	400,000	—	—
2010 Plan options authorized	1,500,000	—	—
Options granted	(1,458,750)	1,458,750	$1.56
Options exercised	—	(6,250)	$0.54
Options cancelled:
Options forfeited (unvested)	141,250	(141,250)	$2.51
Options expired (vested)	27,978	(27,978)	$4.11
Awards cancelled (unvested)	15,000	—	—

Balance at March 31, 2010	1,284,387	6,559,327	$3.44

In October 2008, the Company granted restricted stock units (RSUs) for a total of 435,000 shares with a grant date fair value of $1.31 per share. Such RSUs will vest 100% on the third anniversary of the vest commencement date. Prior to this grant in October 2008, the Company had no RSUs outstanding. There were 15,000 RSU shares forfeited during the three months ended March 31, 2010. There were 270,000 unvested RSU shares as of March 31, 2010. There were no vested RSU shares delivered during the three months ended March 31, 2010.

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	5,896,599	$3.60	7.0	$587,613
Options exercisable	3,504,980	$4.49	5.7	$188,586

Employee Stock Purchase Plan

As of March 31, 2010, 746,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (the “Purchase Plan”), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 403,898 shares of our common stock under the Purchase Plan. At March 31, 2010, 342,102 shares of our common stock remained available for future purchases.

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

Overview

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases. Our lead product candidate is HEPLISAVTM, a Phase 3 investigational adult hepatitis B vaccine designed to enhance protection more rapidly with fewer doses than current licensed vaccines.

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

Recent Developments

On April 16, 2010, we completed an underwritten public offering resulting in net proceeds of approximately $41 million, which the Company primarily intends to use to further advance the development of HEPLISAV, including Phase 3 studies to support registration in the U.S., Canada and European Union. HEPLISAV is currently being evaluated in a Phase 3 study in subjects with chronic kidney disease at multiple centers in the U.S., Canada and Germany. An additional Phase 3 study in subjects over the age of 40 is being conducted to demonstrate lot-to-lot consistency and complete the safety database for HEPLISAV.

Critical Accounting Policies and the Use of Estimates

The Company believes that there have been no significant changes in its critical accounting policies during the three months ended March 31, 2010 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2009 to 2010
Revenues:	2010	2009	$	%
Collaboration revenue	$7,421	$17,692	$(10,271)	(58)%
Grant revenue	862	1,139	(277)	(24)%
Services and license revenue	61	513	(452)	(88)%

Total revenues	$8,344	$19,344	$(11,000)	(57)%

Collaboration revenue in 2009 included recognition of $15.5 million of deferred revenue associated with the upfront payment from Merck, which was accelerated through June 2009 following Merck’s termination of the collaboration for HEPLISAV. Collaboration revenue in 2010 included $4.0 million from Merck in satisfaction of its obligations for the wind down period following termination. Grant revenue for the three months ended March 31, 2010 decreased from the same period in 2009 due primarily to the expiration of our NIH Flu grant in July 2009. Services and license revenue for the first quarter 2010 decreased as compared to 2009 as a result of a decline in royalty revenue and manufacturing services from Rhein Biotech GmbH (“Rhein” or “Dynavax Europe).

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2009 to 2010
Research and development expense:	2010	2009	$	%
Compensation and related personnel costs	$3,402	$4,134	$(732)	(18)%
Outside services	7,505	4,438	3,067	69%
Facility costs	1,632	1,741	(109)	(6)%
Non-cash stock-based compensation	(59)	19	(78)	(411)%

Total research and development expense	$12,480	$10,332	$2,148	21%

Research and development expense for the three months ended March 31, 2010 increased as compared to the same periods in 2009. For the three months ended March 31, 2010, the increase in outside services over the same period in 2009 is primarily due to clinical development costs associated with HEPLISAV. For the three months ended March 31, 2010, the decrease in compensation and related personnel costs compared to the same periods in 2009 is primarily due to the decline in employee headcount.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2009 to 2010
General and administrative expense:	2010	2009	$	%
Compensation and related personnel costs	$1,333	$1,748	$(415)	(24)%
Outside services	1,038	1,124	(86)	(8)%
Legal costs	1,383	823	560	68%
Facility costs	223	235	(12)	(5)%
Non-cash stock-based compensation	593	494	99	20%

Total general and administrative expense	$4,570	$4,424	$146	3%

General and administrative expense for the three months ended March 31, 2010 increased as compared to the same periods in 2009. The decrease in compensation and related personnel costs and outside services is due to an overall decline in the number of administrative employees, consulting fees and other professional fees incurred. These reductions were offset by increases in legal costs related to patent activities.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $0.2 million for both the three months ended March 31, 2010 and 2009.

Interest Income, Interest Expense, and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Other income includes gains and losses on foreign currency translation of our activities primarily with Dynavax Europe and gains and losses on disposals of property and equipment, and the change in fair value of financial assets and liabilities such as the warrants and contingent consideration liabilities assumed in connection with the acquisition of SDI on December 30, 2009. Interest expense relates to the note payable issued to Holdings in connection with our acquisition of SDI. The following is a summary of our interest and other income, and interest expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%
Interest income	$2	$110	$(108)	(98)%
Interest expense	$(399)	$(15)	$384	2,560%
Other income (expense)	$164	$(346)	$510	147%

Interest income for the three months ended March 31, 2010 decreased by $0.1 million, or 98%, compared to the same period in 2009 due primarily to lower investment balances and the decline in returns on our investment portfolio resulting from current market conditions.

Interest expense for the three months ended March 31, 2010 increased by $0.4 million, or 2,560%, compared to the same period in 2009 due primarily to interest accreted on the note payable to Holdings.

Other income (expense) for the three months ended March 31, 2010 includes the change in fair value of the warrant and contingent liabilities to Holdings and foreign currency translation adjustments. For the quarter ended March 31, 2010, we recognized a gain of $0.3 million from the change in fair value of the warrant liability, which was offset by a loss of $69 thousand from the change in fair value of the contingent liability and a loss of $18 thousand from foreign currency translation.

Losses Attributed to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006, we have attributed net income or loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations. For the three months ended March 31, 2009, the loss attributed to the noncontrolling interest was $1.0 million. We ceased to charge net losses incurred by SDI against the noncontrolling interest upon our acquisition of SDI on December 30, 2009.

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the Financial Accounting Standards Board (FASB) reached a consensus on Accounting Standards Update (ASU) No. 2010-17, “Milestone Method of Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this Issue is limited to transactions involving research or development. ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2010-17 is not expected to be material to the consolidated financial statements of the Company.

Accounting Standards Update 2010-06

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the consolidated financial statements of the Company.

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

Liquidity and Capital Resources

As of March 31, 2010, we had $30.1 million in cash and cash equivalents which is currently invested in institutional money market funds.

Cash used in operating activities was $7.5 million during the three months ended March 31, 2010 compared to $8.0 million for the same period in 2009. The decrease in cash usage compared to the prior year was due primarily to timing of payment of accrued liabilities.

Cash provided by investing activities was $0.4 million during the three months ended March 31, 2010 compared to $3.2 million for the same period in 2009. The decrease was attributed to the decline in net proceeds from sales and maturities of marketable securities.

Cash provided by financing activities was $0.9 million during the three months ended March 31, 2010 compared to $37 thousand for the same period in 2009. The increase was primarily attributed to the proceeds from the sales of our common stock under an equity distribution agreement entered into with Wedbush Morgan Securities (“Wedbush”) on August 17, 2009. Pursuant to the agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through Wedbush as our sales agent or to Wedbush as a principal. During the three months ended March 31, 2010, we sold 800,860 shares of common stock under the agreement with Wedbush as our sale agent for net proceeds of $0.9 million after deducting commissions paid to Wedbush and offering expenses. As of March 31, 2010, we could offer and sell from time to time through Wedbush up to an additional $11.1 million in common stock under this agreement.

On April 16, 2010, we completed an underwritten public offering resulting in net proceeds of $41.1 million, after deducting the underwriting discount and estimated offering expenses of approximately $3.0 million, from the sale of 30,293,000 units at a per unit price of $1.4525. Each unit consisted of one share of common stock and one warrant to purchase 0.5 of a share of common stock. Each warrant has an exercise price of $1.50 per share, and is exercisable for a period of five years from the date of issuance. As a result of this offering, Symphony and certain related investors received an additional 1,076,420 shares of common stock and new warrants to purchase 7,038,210 shares of common stock having the same terms as the warrants sold in the offering, pursuant to the anti-dilution provisions of the Amended and Restated Purchase Option Agreement with Symphony. The warrants to purchase 2,000,000 shares of common stock previously issued to Symphony and its related investors in connection with the November 2009 Amended and Restated Purchase Option Agreement were cancelled.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents on hand at March 31, 2010, net proceeds from our April 2010 equity offering, anticipated revenues, and reductions in spending levels.

We expect to continue to spend substantial funds in connection with development and manufacturing of our product candidates, particularly HEPLISAV; various human clinical trials for our product candidates; and protection of our intellectual property.

In order to continue development of our product candidates, particularly HEPLISAV, we will need to raise additional funds through future public or private financings, and/or strategic alliance and licensing arrangements. We are also exploring various initiatives to reduce costs across our operations in order to preserve our cash resources. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

Our independent registered public accounting firm has included in their audit opinion for the year ended December 31, 2009 a statement with respect to our ability to continue as a going concern. However, our consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The reaction of investors to the inclusion of a going concern statement by our auditors may materially adversely affect our share price and our ability to raise new capital or to enter into strategic alliances.

Contractual Obligations

The following summarizes our significant contractual obligations as of March 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Future minimum payments under our operating lease, excluding payments from the sublease agreement	$17,403	$1,980	$8,235	$2,668	$4,520
Long-term note payable to Symphony Dynamo Holdings	15,000	—	15,000	—	—

Total	$32,403	$1,980	$23,235	$2,668	$4,520

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in February 2011 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with scheduled payments to us totaling $40 thousand in 2010. The sublease rental income is offset against rent expense.

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, the Company is obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $3.1 million as of March 31, 2010.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2009 and December 31, 2009. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of March 31, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of March 31, 2010.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2010, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $28.7 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, government agency securities and corporate obligations, some of which are government-secured. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt, or home equity loans. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of March 31, 2010 was negative $0.6 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $268.8 million as of March 31, 2010. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

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

We require substantial additional capital to continue development of our product candidates, in particular our most advanced candidate, HEPLISAV. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

In order to continue development of our product candidates, particularly HEPLISAV, we will need to raise significant additional funds through future public or private financings and/or strategic alliance and licensing arrangements. We expect to continue to spend substantial funds in connection with:

•	development and manufacturing of our product candidates, particularly HEPLISAV;

•	various human clinical trials for our product candidates; and

•	protection of our intellectual property.

We are also exploring various initiatives to reduce costs across our operations in order to preserve our cash resources.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents on hand at March 31, 2010, net proceeds from our April 2010 equity offering, anticipated revenues, and reductions in spending levels.

Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

Our independent registered public accountants have indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements for the year ended December 31, 2009 a statement with respect to our ability to continue as a going concern. However, our consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The reaction of investors to the inclusion of a going concern statement by our independent auditors may materially adversely affect our share price and our ability to raise new capital or to enter into strategic alliances.

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

We will need to demonstrate in clinical trials that a product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. If we identify any safety issues associated with our product candidates, we may be restricted from initiating further trials for those products. Moreover, we may not see sufficient signs of efficacy in those studies. The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval. Despite the time and money expended, regulatory approvals are uncertain. In addition, failure to timely and successfully complete clinical trials and show that our products are safe and effective would have a material adverse effect on our business and results of operations. Even if approved, the labeling of the product may significantly limit the commercial opportunity for such product.

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

In addition, we or our contract manufacturers will be required to adhere to federal regulations setting forth current good manufacturing practice. The regulations require that our product candidates be manufactured and our records maintained in a prescribed manner with respect to manufacturing, testing and quality control activities. Furthermore, we or our contract manufacturers will be subject to periodic inspection by the FDA and corresponding foreign regulatory agencies under reciprocal agreements with the FDA. Further, to the extent that we contract with third parties for the manufacture of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

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

We and these third parties are required to comply with applicable current good manufacturing practice regulations and other international regulatory requirements. If one of these parties fails to maintain compliance with these regulations, the production of our product candidates could be interrupted, resulting in delays and additional costs. Additionally, these third parties and our manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates.

We have limited experience in manufacturing sufficient quantities of ISS for our clinical trials and rely on a single third party to produce the ISS we need for our clinical trials.

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

We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with current good manufacturing practices regulations. We may not be able to comply with these and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates and could result in significant expense.

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

While we have not experienced any product liability claims to date, the use of any of our product candidates in clinical trials and the sale of any approved products will subject us to potential product liability claims and may raise questions about a product’s safety and efficacy. As a result, we could experience a delay in our ability to commercialize one or more of our product candidates or reduced sales of any approved product candidates. In addition, a product liability claim may exceed the limits of our insurance policies and exhaust our internal resources. We have obtained limited clinical trial liability and umbrella insurance coverage for our clinical trials. This coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost or at all. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. A product liability claim, product recalls or other claims, as well as any claims for uninsured liabilities or in excess of insured liabilities, would divert our management’s attention from our business and could result in significant financial liability.

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

The President of the United States recently signed into law the Health Care and Education Reconciliation Act of 2010. We are unable to predict what impact reform legislation will have on our business or future prospects and the uncertainty as to the nature and scope of the implementation of any proposed reforms limits our ability to forecast changes that may affect our business and to manage our business accordingly.

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

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2010, we had 55,160,171 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), to register the shares of our common stock reserved for issuance under our stock option plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC collectively control a substantial percentage of the voting power of our outstanding common stock as well as $15 million of our debt.

Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC (collectively, “Symphony”) currently collectively control approximately 9,031,431 shares of our common stock and warrants to purchase approximately 4,515,717 shares of our common stock. Based on the number of shares of our common stock that are outstanding following our recent public offering which closed on April 16, 2010, Symphony owns approximately 11% of our total outstanding shares of common stock. If Symphony exercises all of the warrants held by it and assuming no other issuances of shares, based on the number of shares of common stock that will be outstanding following our recent public offering, Symphony would own approximately 15% of our total outstanding shares of common stock. In addition, Symphony Dynamo Holdings LLC (“Holdings”), an affiliate of Symphony holds a promissory note in the principal amount of $15 million, which may be satisfied in cash, Dynavax common stock or a combination of cash and Dynavax common stock, at our election. Finally, under the terms of the Standstill and Corporate Governance Letter Agreement we entered into with Holdings on December 30, 2009, for as long as Holdings and its affiliates, which include Symphony, beneficially own 10% or more of our outstanding common stock, we agreed to use our commercially reasonable efforts to cause to be elected and remain as directors on our Board of Directors one individual designated by Holdings and a second individual who shall be an independent third party designated by Holdings and reasonably acceptable to us. Holdings has designated Mark Kessel, a partner of Symphony Capital LLC, as its designee and Mr. Kessel has been appointed to our Board of Directors. The independent nominee has not been designated at this time. As a result, Symphony, Holdings and their affiliates will be able to exercise substantial influence over the direction of the Company.

Sales of our common stock from our recent public offering could trigger a limitation on our ability to use our net operating losses and tax credits in the future.

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

ITEM 6.	EXHIBITS

Exhibit Number	Document

10.51(1)	Settlement Agreement, dated as of March 12, 2010 between Dynavax Technologies Corporation and Merck Sharp & Dohme Corp. f/k/a Merck & Co., Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on March 16, 2010.

EXHIBIT INDEX

Exhibit Number	Document

10.51(1)	Settlement Agreement, dated as of March 12, 2010 between Dynavax Technologies Corporation and Merck Sharp & Dohme Corp. f/k/a Merck & Co., Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on March 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 7, 2010	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)