Form 10-Q
period 2010-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2010-08-02
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 27, 2010, the registrant had outstanding 86,576,666 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. Forward-looking statements are based on our beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our forward-looking statements specifically include discussions regarding our business and financing strategies, research and development, preclinical and clinical product development efforts, intellectual property rights and ability to commercialize our product candidates, as well as the timing of the clinical development and potential regulatory approval of our products, uncertainty regarding our future operating results and prospects for profitability. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A – Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$29,053	$36,720
Marketable securities	28,325	—
Restricted cash	633	681
Accounts receivable	1,349	895
Prepaid expenses and other current assets	817	586

Total current assets	60,177	38,882
Property and equipment, net	6,324	7,997
Goodwill	2,312	2,312
Other intangible assets, net	789	1,279
Other assets	2,076	—

Total assets	$71,678	$50,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,033	$1,686
Accrued liabilities	14,644	7,507
Deferred revenues	1,429	2,718
Warrant liability to Symphony Dynamo Holdings LLC (“Holdings”)	12,029	2,567

Total current liabilities	29,135	14,478
Deferred revenues, noncurrent	16,369	17,083
Long-term note payable to Holdings	10,140	9,342
Long-term contingent liability to Holdings	3,161	3,040
Other long-term liabilities	65	151
Commitments and contingencies (Note 6)
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock: $0.001 par value; 150,000 shares authorized at June 30, 2010 and December 31, 2009; 86,577 and 54,279 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	87	54
Additional paid-in capital	310,756	266,127
Accumulated other comprehensive loss:
Unrealized gain on marketable securities available for sale	10	—
Cumulative translation adjustment	(1,220)	(168)

Accumulated other comprehensive loss	(1,210)	(168)
Accumulated deficit	(296,825)	(259,637)

Total stockholders’ equity	12,808	6,376

Total liabilities and stockholders’ equity	$71,678	$50,470

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Collaboration revenue	$1,341	$14,596	$8,762	$32,288
Grant revenue	617	895	1,479	2,034
Service and license revenue	233	393	294	906

Total revenues	2,191	15,884	10,535	35,228
Operating expenses:
Research and development	14,045	9,239	26,525	19,571
General and administrative	4,173	3,533	8,743	7,957
Amortization of intangible assets	245	245	490	490

Total operating expenses	18,463	13,017	35,758	28,018

Income (loss) from operations	(16,272)	2,867	(25,223)	7,210
Interest income	39	46	41	156
Interest expense	(431)	(12)	(830)	(27)
Other income (expense)	(11,340)	226	(11,176)	(120)

Net income (loss)	(28,004)	3,127	(37,188)	7,219
Add: Losses attributable to noncontrolling interest in Symphony Dynamo Inc. (“SDI”)	—	983	—	1,992

Net income (loss) attributable to Dynavax	$(28,004)	$4,110	$(37,188)	$9,211

Basic net income (loss) per share attributable to Dynavax common stockholders	$(0.34)	$0.10	$(0.54)	$0.23

Shares used to compute basic net income (loss) per share attributable to Dynavax common stockholders	82,012	39,923	68,264	39,906

Diluted net income (loss) per share attributable to Dynavax common stockholders	$(0.34)	$0.10	$(0.54)	$0.23

Shares used to compute diluted net income (loss) per share attributable to Dynavax common stockholders	82,012	40,064	68,264	39,977

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income (loss) attributable to Dynavax	$(37,188)	$9,211
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	771	960
Amount attributed to noncontrolling interest in SDI	—	(1,992)
Amortization of intangible assets	490	490
Non-cash interest associated with note payable to Holdings	798	—
Fair value of the common stock, warrant, and contingent liability to Holdings	11,134	—
Accretion and amortization of marketable securities	42	(6)
Stock-based compensation expense	966	1,186
Changes in operating assets and liabilities:
Accounts receivable	(454)	4,888
Prepaid expenses and other current assets	(231)	(240)
Restricted cash and other assets	(2,028)	1
Accounts payable	(653)	317
Accrued liabilities and other long term liabilities	7,061	(59)
Deferred revenues	(2,003)	(30,175)

Net cash used in operating activities	(21,295)	(15,419)

Investing activities
Change in investments held by SDI	—	2,337
Purchases of marketable securities	(28,357)	(14,287)
Proceeds from maturities of marketable securities	—	23,000
Purchases of property and equipment, net	(39)	(70)

Net cash (used in) provided by investing activities	(28,396)	10,980

Financing activities
Proceeds from issuance of common stock, net of issuance costs	42,060	—
Proceeds from employee stock purchase plan	42	37
Proceeds from exercise of stock options	43	4

Net cash provided by financing activities	42,145	41

Effect of exchange rate on cash and cash equivalents	(121)	54

Net decrease in cash and cash equivalents	(7,667)	(4,344)
Cash and cash equivalents at beginning of period	36,720	28,103

Cash and cash equivalents at end of period	$29,053	$23,759

Supplemental disclosure of cash flow information
Net change in unrealized gain on marketable securities	$10	$—

Disposal of fully depreciated property and equipment	$—	$855

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases. The Company’s lead product candidate is HEPLISAVTM, an investigational adult hepatitis B vaccine designed to enhance protection more rapidly with fewer doses than current licensed vaccines. We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2009 has been derived from audited financial statements at that date, but does not include all disclosures required by GAAP for complete financial statements.

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. In April 2010, we raised approximately $41.1 million, after deducting fees and expenses, in an offering underwritten by Wedbush Securities Inc. As of June 30, 2010, we had cash and cash equivalents and marketable securities of $57.4 million, restricted cash of $0.6 million and working capital of $31.0 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next 12 months based on cash and cash equivalents on hand at June 30, 2010 and anticipated revenues.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Significant Accounting Policies

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2010 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the FASB reached a consensus on Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this Issue is limited to transactions involving research or development. ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2010-17 is not expected to be material to the consolidated financial statements of the Company.

Accounting Standards Update 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), which is included in the ASC Topic 820 (“Fair Value Measurements and Disclosures”). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the consolidated financial statements of the Company.

Accounting Standards Update 2009-13

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for Dynavax means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

2. Symphony Dynamo, Inc.

On April 18, 2006, we, Symphony Capital Partners, L.P. and certain of its affiliates (together, “Symphony”) and Symphony Dynamo Holdings LLC (“Holdings”) entered into a transaction involving a series of related agreements providing for the advancement of specific Dynavax immunostimulatory sequences-based programs for cancer, hepatitis B and hepatitis C therapy (collectively, the “Programs”). Pursuant to these agreements, Symphony and certain of its affiliates formed Symphony Dynamo, Inc. (“SDI”) and invested $50 million to fund the Programs, and we licensed to Holdings our intellectual property rights related to the Programs, which were assigned to SDI. As a result of these agreements, Symphony owned 100% of the equity of Holdings, which owned 100% of the equity of SDI.

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

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Prior to the acquisition of all of the outstanding equity of SDI on December 30, 2009, as described below, we consolidated the financial position and results of operations of SDI. Net losses incurred by SDI and charged to the noncontrolling interest were zero and $2.0 million for the six months ended June 30, 2010 and 2009, respectively. We ceased to charge net losses incurred by SDI against the noncontrolling interest upon our acquisition of SDI on December 30, 2009.

In November 2009, we entered into an agreement with Holdings to modify the provisions of and to exercise the Original Purchase Option. We completed the acquisition of all of the outstanding equity of SDI on December 30, 2009. In exchange for all of the outstanding equity of SDI, we issued to Symphony and certain of its co-investors: (i) 13,000,000 shares of common stock (“Shares”); (ii) 5-year warrants to purchase 2,000,000 shares of common stock with an exercise price of $1.94 per share (“Warrants”); and (iii) a note in the principal amount of $15 million, due December 31, 2012, payable in cash, our common stock or a combination thereof at our discretion, which obligation was previously payable solely in cash on April 18, 2011. In addition, we agreed to contingent cash payments from us equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies originally licensed to SDI. The Original Warrants held by Symphony were cancelled.

The Shares and Warrants were subject to certain anti-dilution protection in the event that we issue other equity securities within six months from December 30, 2009. Due to this adjustment provision, the Warrants did not meet the criteria set forth in ASC 815 to be considered indexed to the Company’s own stock and therefore were recorded as a liability at fair value, which was estimated at the issuance date using the Black-Scholes Model. As a result of an equity offering completed in April 2010 prior to the expiration of the anti-dilution provision, Symphony received an additional 1,076,420 shares of common stock (“April 2010 Shares”) and warrants to purchase 7,038,210 shares of common stock (“April 2010 Warrants”) having the same terms as the warrants sold in the offering, which are an exercise price of $1.50 per share and a five year term. The Warrants issued on December 30, 2009 were cancelled upon the issuance of the April 2010 Warrants.

The incremental fair value of the April 2010 Shares and April 2010 Warrants provided to Symphony, as measured upon issuance and remeasured at June 30, 2010, resulted in non-operating expense of $11.1 million for the second quarter 2010. This also resulted in an increase of $9.5 million to the warrant liability and an increase of $1.6 million to additional paid in capital as of June 30, 2010. Following the expiration of Symphony’s anti-dilution protection on June 30, 2010, the value of the April 2010 Warrants will be classified in stockholders’ equity in the consolidated balance sheet.

3. Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2010
Assets
Money market funds	$20,897	$—	$—	$20,897
U.S. Government agency securities	—	35,043	—	35,043

Total assets	$20,897	$35,043	$—	$55,940

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Level 1	Level 2	Level 3	Total
June 30, 2010
Liabilities
Warrant liability to Symphony Dynamo Holdings LLC (“Holdings”)	$—	$—	$12,029	$12,029
Long-term note payable to Holdings	—	—	10,140	10,140
Long-term contingent consideration liability to Holdings	—	—	3,161	3,161

Total Liabilities	$—	$—	$25,330	$25,330

Assets

As of June 30, 2010, we had $28.3 million in marketable securities, and there were no sales of marketable securities during the six months ended June 30, 2010.

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase. We invest in short-term money market funds and U.S. government agency securities. We believe these types of investments are subject to minimal credit and market risk. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt, or home equity loans.

We have classified our entire investment portfolio as available-for-sale. We view our available-for-sale portfolio as available for use in current operations, and accordingly, have classified all investments as short-term. As of June 30, 2010 the stated maturity of our investments is within one year of the current balance sheet date. In accordance with ASC 320-10-50, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

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

The following is a summary of available-for-sale securities included in cash and cash equivalents and marketable securities as of June 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregated Fair Value
June 30, 2010:
Money market funds	$20,897	$—	$—	$20,897
U.S. Government agency securities	35,033	11	(1)	35,043

Total	$55,930	$11	$(1)	$55,940

There were no realized gains or losses from the sale of marketable securities for the three and six months ended June 30, 2010. As of June 30, 2010, all of our investments have a stated maturity date that is within one year of the current balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity. As of June 30, 2010, our marketable securities had the following maturities (in thousands):

Maturities:	Amortized Cost	Aggregated Fair Value
Within 1 year	$55,930	$55,940

Total	$55,930	$55,940

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

When determining if there are any “other-than-temporary” impairments on our investments, we evaluate: (i) whether the investment has been in a continuous realized loss position for over 12 months, (ii) the duration to maturity of our investments, (iii) our intention to hold the investments to maturity and if it is not likely that we will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through June 30, 2010, we have not recognized any “other-than-temporary” losses on our investments.

Liabilities

The Warrants issued to Symphony contain provisions for anti-dilution protection through June 30, 2010 and therefore have been recorded as a liability at fair value, which was estimated at the warrant issuance date using the Black-Scholes Model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. Changes in the fair value of the warrant liability including the issuance of the April 2010 Warrants, are recognized in Other income (expense) in the statement of operations in the period of the change.

The following table represents a reconciliation of the change in the fair value measurement of the warrant liability for the six months ended June 30, 2010 (in thousands):

Warrant Liability to Holdings	Amount
Acquisition date fair value measurement at December 30, 2009	$2,567
Adjustment to fair value measurement – Other expense	9,462

Balance as of June 30, 2010	$12,029

We entered into a $15 million non-interest bearing note payable to Holdings in connection with the acquisition of SDI (see Note 2). We estimated the fair value of the note using a net present value model with a discount rate of 17%. Imputed interest will be recorded as interest expense over the term of the loan. The principal amount of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. If we elect to pay the note solely in shares of our common stock, the number of shares issued will be determined based on the average closing price of our common stock for the 30 trading days immediately preceding but not including the second trading day prior to the date of such payment multiplied by 1.15. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

The following table represents a reconciliation of the change in the carrying value of the note payable to Holdings for the six months ended June 30, 2010 (in thousands):

Long-term Note Payable to Holdings	Amount
Acquisition date fair value measurement at December 30, 2009	$9,342
Accretion of interest expense	798

Balance as of June 30, 2010	$10,140

We are also obligated to make future contingent cash payments to Symphony related to certain payments we may receive from future partnering agreements involving our hepatitis C and cancer therapy programs (see Note 2). We estimated the fair value of this contingent liability using a discounted cash flow model. The discounted cash flow model was derived from management’s assumptions regarding the timing, amounts, and probability of potential upfront and milestone payments for the development and/or commercialization of the hepatitis C program based on transactions for similar stage programs by other companies. These cash flows were discounted at an 18% rate.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Changes in the fair value of the contingent consideration liability are recognized in Other income (expense) in the statement of operations in the period of the change. Certain events including, but not limited to, the timing and terms of any strategic partnership agreement of the hepatitis C therapy program could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position. Based on our assumptions regarding the Company’s beta and risk free interest rate used in the discounted cash flow model, the change in fair value of the contingent consideration liability resulted in other expense of $0.1 million for the six months ended June 30, 2010.

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the six months ended June 30, 2010 (in thousands):

Contingent Liability to Holdings	Amount
Acquisition date fair value measurement at December 30, 2009	$3,040
Adjustment to fair value measurement	121

Balance as of June 30, 2010	$3,161

4. Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at June 30, 2010 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(3,079)	$591
Customer relationships	5	1,230	(1,032)	198

Total	5	$4,900	$(4,111)	$789

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2010 (remaining six months)	$490
2011	299

Total	$789

5. Financing Agreements

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

On August 17, 2009 we entered into an equity distribution agreement (the “Agreement”) with Wedbush Morgan Securities, Inc. (“Wedbush”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through Wedbush as our sales agent or to Wedbush as a principal. During the six months ended June 30, 2010, we sold 800,860 shares of common stock under the Agreement with Wedbush as our sales agent for net proceeds of $0.9 million. As of June 30, 2010, we could offer and sell from time to time through Wedbush up to an additional $11.1 million of our common stock under the Agreement, subject to certain conditions.

6. Commitments and Contingencies

We lease our facilities in Berkeley, California (the “Berkeley Lease”), and Düsseldorf, Germany (the “Düsseldorf Lease”), under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in February 2012 but otherwise extends automatically until September 2014. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

improvement allowance of $0.4 million, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of June 30, 2010 and December 31, 2009. The Berkeley Lease incentive is amortized as an offset to rent expense over the estimated initial lease term, through September 2014. Total net rent expense related to our operating leases for the six months ended June 30, 2010 and 2009, was $1.2 million in each year, respectively. Deferred rent was $0.8 million as of June 30, 2010.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with the remaining scheduled payments of approximately $10,000 to us until August 2010. We have also entered into two sublease agreements under the Düsseldorf Lease for certain portion of the leased space with total remaining scheduled payments of $0.3 million to us through July 2013. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2010, excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2010 (remaining six months)	$1,267
2011	2,573
2012	2,632
2013	2,679
2014	1,942
Thereafter	4,301

Total	$15,394

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2010 and December 31, 2009. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.2 million. The letter of credit remained outstanding as of June 30, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of June 30, 2010.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2010, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $23.3 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. Under the terms of our license agreements, we could be expected to pay approximately $0.3 million through 2011 related to such fees and milestone payments to the Regents.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We received an initial payment of $10 million and in exchange, agreed to conduct research and early clinical development in up to four programs and granted to GSK options to license the programs. We are eligible to receive potential future development and commercialization milestones. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one product. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the six months ended June 30, 2010 and 2009, we recognized revenue of $0.7 million in each year, respectively, related to the initial payment.

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

Revenue from the upfront payment has been deferred until certain contractual obligations are fulfilled or amended. Revenue from the milestone payment received is deferred and is being recognized ratably over the estimated performance period of the collaboration agreement. For the six months ended June 30, 2010 and 2009, we recognized revenue of $0.8 million and $1.0 million, respectively, related to the milestone for the nomination of a candidate drug. Revenue resulting from the performance of research services amounted to $3.3 million and $1.8 million for the six months ended June 30, 2010, and 2009, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health and Other Funding

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the NIH’s National Institute of Allergy and Infectious Diseases (“NIAID”) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the six months ended June 30, 2010, and 2009, we recognized revenue of approximately $1.1 million and $0.8 million, respectively.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus, an autoimmune disease. Revenue associated with this grant is recognized as the related expenses are incurred. For the six months ended June 30, 2010, and 2009, we recognized revenue of approximately $0.2 million and $0.5 million respectively.

In 2003, we were awarded government grants to fund research and development totaling $8.3 million, certain of which were extended through the second quarter of 2009. In August 2007, we were awarded a two-year $3.3 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants was recognized as the related expenses were incurred. For the six months ended June 30, 2009, we recognized revenue of approximately $0.7 million; there were no revenues recognized from these grants in 2010.

Merck & Co., Inc.

In October 2007, we entered into a global license and development collaboration agreement and a related manufacturing agreement with Merck to jointly develop HEPLISAV, a novel investigational hepatitis B vaccine. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received a non-refundable upfront payment of $31.5 million. Revenue from the initial payment was deferred and recognized ratably over the estimated performance period of the collaboration agreement. On December 18, 2008, Merck

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

provided notice of its termination of the collaboration, upon which all development, manufacturing and commercialization rights to HEPLISAV reverted to Dynavax. As a result of Merck’s termination, we accelerated the applicable performance period over which we ratably recognized revenue from the upfront fee through the effective date of termination, which was in June 2009. For the six months ended June 30, 2010 and 2009, we recognized revenue of zero and $28.5 million, respectively, related to the upfront fee. Collaboration revenue resulting from the performance of research and development services is recognized as related research and development costs are incurred. Cost reimbursement revenue under this collaboration agreement totaled zero and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. In March 2010, Merck agreed to make a $4.0 million payment to us in satisfaction of its obligations for the wind down period following Merck’s written notice of termination, which was recorded as collaboration revenue upon receipt.

8. Net Income (Loss) Per Share

Basic net loss per share is calculated by dividing the net income (loss) attributable to Dynavax by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the income (loss) attributable to Dynavax by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 32.6 million and 11.6 million shares of common stock as of June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted income (loss) per share for both the three and six months ended June 30, 2010 and 2009 because the effect would have been anti-dilutive.

9. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Net income (loss) attributable to Dynavax	$(37,188)	$9,211
Increase (decrease) in unrealized gain on marketable securities available-for-sale	10	(48)
Decrease (increase) in cumulative translation adjustment	(1,052)	54

Comprehensive income (loss) attributable to Dynavax	$(38,230)	$9,217

10. Stockholders’ Equity

As of June 30, 2010, we have three share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; the 2004 Employee Stock Purchase Plan, and 2010 Employment Inducement Stock Awards Plan. The 2004 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including stock options, restricted stock, restricted stock units, and other equity awards to employees, consultants and members of the board of directors. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Weighted-average fair value per share	$1.35	$1.00	$1.40	$0.53	$1.54	$0.73
Risk-free interest rate	2.1%	1.6%	2.0%	1.7%	0.4%	0.8%
Expected life (in years)	4.0	4.0	4.0	4.0	0.6	1.2
Volatility	1.6	1.6	1.6	1.6	1.6	1.6
Expected dividends	—	—	—	—	—	—

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

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee and director stock-based compensation expense	$418	$667	$933	$1,189
Other stock-based compensation expense	7	—	33	(3)

Total	$425	$667	$966	$1,186

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 15%. As of June 30, 2010, the total unrecognized compensation cost related to non-vested options granted amounted to $4.3 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.5 years.

Activity under the stock option plans was as follows:

	Options and Awards Available for Grant	Number of Options Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2009	658,909	5,276,055	$3.94
2004 Plan options authorized	400,000	—	—
2010 Plan options authorized	1,500,000	—	—
Options granted	(1,773,750)	1,773,750	$1.55
Options exercised	—	(52,494)	$0.81
Options cancelled:
Options forfeited (unvested)	273,992	(273,992)	$3.59
Options expired (vested)	232,978	(232,978)	$5.39
Awards cancelled (unvested)	15,000	—	—

Balance at June 30, 2010	1,307,129	6,490,341	$3.27

In October 2008, the Company granted restricted stock units (RSUs) for a total of 435,000 shares with a grant date fair value of $1.31 per share. Such RSUs will vest 100% on the third anniversary of the vest commencement date. Prior to this grant in October 2008, the Company had no RSUs outstanding. There were 15,000 RSU shares forfeited during the six months ended June 30, 2010. There were 270,000 unvested RSU shares as of June 30, 2010. There were no vested RSU shares delivered during the six months ended June 30, 2010.

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	5,904,110	$3.43	6.9	$1,562,785
Options exercisable	3,627,486	$4.27	5.7	$435,053

Employee Stock Purchase Plan

As of June 30, 2010, 746,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (the “Purchase Plan”), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 403,898 shares of our common stock under the Purchase Plan. At June 30, 2010, 342,102 shares of our common stock remained available for future purchases.

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

Overview

Dynavax Technologies Corporation (“Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious diseases. Our lead product candidate is HEPLISAVTM, an investigational adult hepatitis B vaccine designed to enhance protection more rapidly with fewer doses than current licensed vaccines.

Our pipeline of product candidates includes: HEPLISAV; our Universal Flu vaccine; clinical-stage programs for hepatitis C and hepatitis B therapies; and preclinical programs including those partnered with AstraZeneca and GlaxoSmithKline (“GSK”).

Recent Developments

HEPLISAV

In May 2010, the Data Safety Monitoring Board (“DSMB”) established for our two ongoing Phase 3 trials for HEPLISAV completed the second of its planned safety assessments and determined that the studies could continue without modification. The large-scale Phase 3 lot-to-lot consistency and safety study, which enrolled and immunized over 2,400 subjects, is expected to be completed in May 2011, after a 12-month follow-up of these subjects.

Universal Flu Vaccine

In June 2010, we initiated a Phase 1 trial to assess the safety and immunogenicity of N8295, the novel component of our Universal Flu vaccine. Approximately 40 subjects, divided into three dose groups, will receive two immunizations of N8295, one month apart. N8295 is a fusion protein comprised of NP and M2e, two highly conserved influenza antigens covalently linked to our proprietary second-generation TLR9 agonist. Dynavax expects to report data by year-end 2010.

Critical Accounting Policies and the Use of Estimates

The Company believes that there have been no significant changes in its critical accounting policies during the six months ended June 30, 2010 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2009 to 2010		Six Months Ended June 30,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%	2010	2009	$	%
Revenues:
Collaboration revenue	$1,341	$14,596	$(13,255)	(91)%	$8,762	$32,288	$(23,526)	(73)%
Grant revenue	617	895	(278)	(31)%	1,479	2,034	(555)	(27)%
Services and license revenue	233	393	(160)	(41)%	294	906	(612)	(68)%

Total revenues	$2,191	$15,884	$(13,693)	(86)%	$10,535	$35,228	$(24,693)	(70)%

Collaboration revenue for the six months ended June 30, 2009 included recognition of $28.5 million of deferred revenue associated with the upfront payment from Merck, which was accelerated through June 2009 following Merck’s termination of the collaboration for HEPLISAV. Collaboration revenue for the six months ended June 30, 2010 included $4.0 million from Merck in satisfaction of its obligations under the agreement related to its termination. Grant revenue for the six months ended June 30, 2010 decreased from the same period in 2009 primarily due to the expiration of our NIH flu grant in July 2009. Services and license revenue for the six months ended June 30, 2010 decreased as compared to 2009 as a result of a decline in royalty revenue and manufacturing services from Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2009 to 2010		Six Months Ended June 30,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%	2010	2009	$	%
Research and development:
Compensation and related personnel costs	$3,838	$3,957	$(119)	(3)%	$7,242	$8,091	$(849)	(10)%
Outside services	8,490	3,209	5,281	165%	15,994	7,648	8,346	109%
Facility costs	1,568	1,724	(156)	(9)%	3,200	3,465	(265)	(8)%
Non-cash stock-based compensation	149	349	(200)	(57)%	89	367	(278)	(76)%

Total research and development	$14,045	$9,239	$4,806	52%	$26,525	$19,571	$6,954	36%

Research and development expense for the three and six months ended June 30, 2010 increased as compared to the same periods in 2009. For the three and six months ended June 30, 2010, the increase in outside services over the same periods in 2009 is primarily due to clinical development costs associated with HEPLISAV resulting from the rapid enrollment and immunization of over 2,400 subjects in the Phase 3 lot-to-lot consistency and safety study. The increase in outside services expense was partially offset by a decrease in compensation and related personnel costs over the same periods primarily due to the decline in employee headcount.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2009 to 2010		Six Months Ended June 30,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%	2010	2009	$	%
General and administrative:
Compensation and related personnel costs	$1,802	$1,591	$211	13%	$3,135	$3,338	$(203)	(6)%
Outside services	945	851	94	11%	1,981	1,975	6	0%
Legal costs	926	549	377	69%	2,308	1,372	936	68%
Facility costs	231	232	(1)	0%	457	467	(10)	(2)%
Non-cash stock-based compensation	269	310	(41)	(13)%	862	805	57	7%

Total general and administrative	$4,173	$3,533	$640	18%	$8,743	$7,957	$786	10%

General and administrative expense for the three and six months ended June 30, 2010 increased as compared to the same periods in 2009 primarily due to legal costs associated with patent activities. Compensation and related personnel costs declined for the six month period of 2010 but increased in the second quarter of 2010 as compared to the same periods in 2009 as a result of staffing fluctuations and timing of related accrued incentive compensation.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over five years from the date of acquisition. Amortization of intangible assets was $0.5 million for both the six months ended June 30, 2010 and 2009.

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

	Three Months Ended June 30,		Increase (Decrease) from 2009 to 2010		Six Months Ended June 30,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%	2010	2009	$	%
Interest Income	$39	$46	$(7)	(15)%	$41	$156	$(115)	(74)%
Interest Expense	(431)	(12)	419	3,492%	(830)	(27)	803	2,974%
Other Income (Expense)	(11,340)	226	(11,566)	(5,118)%	(11,176)	(120)	11,056	9,213%

Interest income for the six months ended June 30, 2010 decreased by $0.1 million, or 74%, compared to the same period in 2009 due primarily to lower investment balances and the decline in returns on our investment portfolio resulting from current market conditions.

Interest expense for the six months ended June 30, 2010 increased by $0.8 million, or 2,974%, compared to the same period in 2009 due primarily to interest accreted on the note payable to Holdings.

Other income (expense) for the six months ended June 30, 2010 primarily includes the fair value of the April 2010 Shares and April 2010 Warrants provided to Symphony, as measured upon issuance and remeasured at June 30, 2010, which resulted in non-operating expense of $11.1 million. Following the expiration of Symphony’s anti-dilution protection on June 30, 2010, the value of the April 2010 Warrants will be classified in stockholders’ equity in the consolidated balance sheet.

Losses Attributable to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006, we have attributed net income or loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations. For the six months ended June 30, 2009, the loss attributed to the noncontrolling interest was $2.0 million. We ceased to charge net losses incurred by SDI against the noncontrolling interest upon our acquisition of SDI on December 30, 2009.

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the FASB reached a consensus on Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this Issue is limited to transactions involving research or development. ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2010-17 is not expected to be material to the consolidated financial statements of the Company.

Accounting Standards Update 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the consolidated financial statements of the Company.

Accounting Standards Update 2009-13

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU No. 2009-13”). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for Dynavax means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

Liquidity and Capital Resources

As of June 30, 2010, we had $57.4 million in cash, cash equivalents and marketable securities. Our funds are currently invested in short term institutional money market funds and government agency securities.

Cash used in operating activities was $21.3 million during the six months ended June 30, 2010 compared to $15.4 million for the same period in 2009. The increase in cash usage compared to the prior year was due to changes in working capital, particularly increased spend for HEPLISAV clinical development following the restart of the program in September 2009.

Cash used in investing activities was $28.4 million during the six months ended June 30, 2010, whereas cash provided by investing activities was $11.0 million for the same period in 2009. The change was primarily due to the purchase of marketable securities in 2010.

Cash provided by financing activities was $42.1 million during the six months ended June 30, 2010 compared to approximately $41,000 for the same period in 2009. The increase was primarily attributed to the completion of an underwritten public offering in April 2010, which resulted in net proceeds of $41.1 million. During the six months ended June 30, 2010, we also sold 800,860 shares of common stock under our equity distribution agreement for net proceeds of $0.9 million. As of June 30, 2010, we could offer and sell from time to time up to an additional $11.1 million in common stock under this agreement, subject to certain conditions.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next 12 months based on cash and cash equivalents on hand at June 30, 2010 and anticipated revenues. Our cash usage for the six months ended June 30, 2010 is indicative of our projected spend for the remainder of 2010. We note that our independent registered public accounting firm has included in their audit opinion for the fiscal year ended December 31, 2009, a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We expect to continue to spend substantial funds in connection with development and manufacturing of our product candidates, particularly HEPLISAV; various human clinical trials for our product candidates; and protection of our intellectual property. In order to continue development of our product candidates, particularly HEPLISAV, we will continue to raise additional funds through future public or private financings, and/or strategic alliance and licensing arrangements notwithstanding our completion of an underwritten offering in April 2010. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

Contractual Obligations

The following summarizes our significant contractual obligations as of June 30, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Future minimum payments under our operating lease, excluding payments from the sublease agreement	$15,394	$1,267	$7,884	$2,463	$3,780
Long-term note payable to Symphony Dynamo Holdings	15,000	—	15,000	—	—

Total	$30,394	$1,267	$22,884	$2,463	$3,780

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2014 and March 2023, respectively. The Berkeley Lease can be terminated at no cost to us in February 2012 but otherwise extends automatically until September 2014. We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with the remaining scheduled payments of approximately $10,000 to us until August 2010. We have also entered into two sublease agreements under the Düsseldorf Lease for certain portion of the leased space with total remaining scheduled payments of $0.3 million to us through July 2013. The sublease rental income is offset against rent expense.

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, the Company is obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $3.2 million as of June 30, 2010.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2010 and December 31, 2009. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.2 million. The letter of credit remained outstanding as of June 30, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of June 30, 2010.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2010, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $23.3 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. Under the terms of our license agreements, we could be expected to pay approximately $0.3 million through 2011 related to such fees and milestone payments to the Regents.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

A variable interest entity (“VIE”) is (i) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (ii) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. A VIE is required to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. Significant management judgment is required in the determination of an entity being considered a VIE.

Prior to our acquisition of SDI on December 30, 2009, we considered SDI to be a VIE, and as such it was included in our financial statements through December 30, 2009, the date we acquired all the outstanding equity in SDI. We considered SDI to be a VIE because we had a variable interest, the Purchase Option, to acquire its outstanding voting stock at prices that were fixed upon entry into the arrangement with the specific price based upon the date the Purchase Option was exercised. The fixed nature of the Purchase Option price limits Symphony’s returns, as the investor in SDI. Our financing arrangement with SDI does not qualify as an off-balance sheet arrangement as defined by applicable SEC regulations.

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

Foreign Currency Risk. We have certain investments outside the United States for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of June 30, 2010 was negative $1.2 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.

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

(b) Changes in internal controls

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations. We do not believe any of the current claims or allegations are material to our current business or operations.

ITEM 1A.	RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future products, timing of development activities, regulatory strategies, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

We have incurred substantial losses since inception and do not have any commercial products that generate revenue.

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $296.8 million as of June 30, 2010. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

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

If we are unable to generate significant revenues or achieve profitability, we may be required to reduce or discontinue our current and planned operations, enter into a transaction that constitutes a change in control of the company, or raise additional capital on less than favorable terms. Additionally, if we continue to incur substantial additional net losses without additional equity funding, we will continue to deplete our stockholders’ equity; and if such equity balance falls below the listing requirement threshold of $2.0 million for the NASDAQ Capital Market, we may be delisted. In November 2008, we transferred our listing of Dynavax shares to The NASDAQ Capital Market from The NASDAQ Global Market.

We require substantial additional capital to continue development of our product candidates, in particular our most advanced candidate, HEPLISAV. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

Notwithstanding our completion of an underwritten offering in April 2010, in order to continue development of our product candidates, particularly HEPLISAV, we still need to raise significant additional funds through future public or private financings and/or strategic alliance and licensing arrangements. We expect to continue to spend substantial funds in connection with:

•	development and manufacturing of our product candidates, particularly HEPLISAV;

•	various human clinical trials for our product candidates; and

•	protection of our intellectual property.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next 12 months based on cash and cash equivalents on hand at June 30, 2010 and anticipated revenues.

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

Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements for the year ended December 31, 2009 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The reaction of investors to the inclusion of a going concern statement by our independent auditors may materially adversely affect our share price and our ability to raise new capital or to enter into strategic alliances.

The success of our product candidates depends on timely achievement of successful clinical results and regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

None of our product candidates have been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the U.S. Food and Drug Administration (“FDA”), and by foreign regulatory agencies. Our success is primarily dependent on our ability to timely enroll patients in clinical trials, achieve successful clinical results and obtain regulatory approvals for our most advanced product candidates. Approval processes in the United States. and in other countries are uncertain, take many years and require the expenditure of substantial resources.

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

Our most advanced product candidate in clinical trials is based on our 1018 ISS compound, and most of our research and development programs use ISS-based technology. If any of our product candidates in clinical trials produce serious adverse safety data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy. For example, from March 2008 until September 2009, the two investigational new drug (“IND”) applications for HEPLISAV were placed on clinical hold by the FDA following a serious adverse event that occurred in one of our clinical trials. In September 2009, the FDA removed the clinical hold on the IND application for individuals with chronic kidney disease but the other IND application for HEPLISAV remains on clinical hold. In addition, most of our clinical product candidates contain ISS, and a common safety risk across therapeutic areas may hinder our ability to enter into potential collaborations and if adverse safety data are found to apply to our ISS-based technology as a whole, we may be required to significantly reduce or discontinue our operations.

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

We have limited experience in manufacturing sufficient quantities of ISS for our clinical trials and rely on limited third parties to produce the ISS we need for our clinical trials.

We have relied on a limited number of suppliers to produce ISS for clinical trials and a single supplier to produce our 1018 ISS for HEPLISAV. To date, we have manufactured only small quantities of ISS and 1018 ISS ourselves for research purposes. If we were unable to maintain or replace our existing source for 1018 ISS, we would have to establish an alternate qualified manufacturing capability which would result in significant additional operating costs and delays in developing and commercializing our product candidates, particularly HEPLISAV. We or other third parties may not be able to produce 1018 ISS at a cost, quantity and quality that are available from our current third-party supplier.

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

We will need to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV. Failure to obtain a collaborative relationship for HEPLISAV, particularly in the European Union, may significantly impair the potential for this product and our ability to successfully develop, manufacture and commercialize this as a product candidate. We also will need to enter into collaborative relationships to provide funding to support our research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

The loss of key personnel, including our Chief Executive Officer and our President, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, including our Chief Executive Officer, Dr. Dino Dina, and Dr. Tyler Martin, who was recently appointed President of the Company. We currently have no key person insurance on any of our employees.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2010, we had 86,576,666 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

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

Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC (collectively, “Symphony”) currently collectively control approximately 9,031,431 shares of our common stock and warrants to purchase approximately 4,515,717 shares of our common stock. Based on the number of shares of our common stock that are outstanding following our recent public offering which closed on April 2010, Symphony owns approximately 11% of our total outstanding shares of our common stock. If Symphony exercises all of the warrants held by it and assuming no other issuances of our common stock, based on the number of shares of common stock that will be outstanding following our recent public offering, Symphony would own approximately 15% of our total outstanding shares of common stock. In addition, Symphony Dynamo Holdings LLC (“Holdings”), an affiliate of Symphony holds a promissory note in the principal amount of $15 million, which may be satisfied in cash, Dynavax common stock or a combination of cash and Dynavax common stock, at our election. Finally, under the terms of the Standstill and Corporate Governance Letter Agreement we entered into with Holdings on December 30, 2009, for as long as Holdings and its affiliates, which include Symphony, beneficially own 10% or more of our outstanding common stock, we agreed to use our commercially reasonable efforts to cause to be elected and remain as directors on our Board of Directors one individual designated by Holdings and a second individual who shall be an independent third party designated by Holdings and reasonably acceptable to us. Holdings designated Mark Kessel, a partner of Symphony Capital LLC, as its designee and Mr. Kessel has been appointed to our Board of Directors. On July 22, 2010, the Board of Directors nominated Daniel L. Kisner, M.D. to the Board of Directors as the independent third party designee. As a result, Symphony, Holdings and their affiliates will be able to exercise substantial influence over the direction of the Company.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1(4)	Registration Rights Agreement

4.2(4)	Form of Warrant

4.3(5)	Form of Specimen Common Stock Certificate

4.4(2)	Rights Agreement dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC

4.5(2)	Form of Rights Certificate

4.6(6)	Form of Restricted Stock Unit Award Agreement.

4.7(7)	Form of Amended Warrant

4.8(8)	Form of Warrant

10.51(9)	Settlement Agreement, dated as of March 12, 2010 between Dynavax Technologies Corporation and Merck Sharp & Dohme Corp. f/k/a Merck & Co., Inc.

10.52(8)	Underwriting Agreement, dated April 12, 2010, between Dynavax Technologies Corporation and Wedbush Securities Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000-50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(4)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(5)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on March 16, 2010.

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1(4)	Registration Rights Agreement

4.2(4)	Form of Warrant

4.3(5)	Form of Specimen Common Stock Certificate

4.4(2)	Rights Agreement dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC

4.5(2)	Form of Rights Certificate

4.6(6)	Form of Restricted Stock Unit Award Agreement.

4.7(7)	Form of Amended Warrant

4.8(8)	Form of Warrant

10.51(9)	Settlement Agreement, dated as of March 12, 2010 between Dynavax Technologies Corporation and Merck Sharp & Dohme Corp. f/k/a Merck & Co., Inc.

10.52(8)	Underwriting Agreement, dated April 12, 2010, between Dynavax Technologies Corporation and Wedbush Securities Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000-50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(4)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(5)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on March 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 2, 2010	By:	/S/ DINO DINA, M.D.
Dino Dina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2010	By:	/S/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)