Form 10-Q
period 2010-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2010-11-05
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 3, 2010, the registrant had outstanding 115,575,069 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$28,209	$36,720
Marketable securities	19,022	—
Restricted cash	659	681
Accounts receivable	1,255	895
Prepaid expenses and other current assets	1,079	586

Total current assets	50,224	38,882
Property and equipment, net	6,634	7,997
Goodwill	2,312	2,312
Other intangible assets, net	544	1,279
Other assets	2,076	—

Total assets	$61,790	$50,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,067	$1,686
Accrued liabilities	17,530	7,507
Deferred revenues	1,429	2,718
Warrant liability to Symphony Dynamo Holdings LLC (“Holdings”)	—	2,567

Total current liabilities	21,026	14,478
Deferred revenues, noncurrent	6,012	17,083
Long-term note payable to Holdings	10,540	9,342
Long-term contingent liability to Holdings	944	3,040
Other long-term liabilities	60	151
Commitments and contingencies (Note 6)
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock: $0.001 par value; 150,000 shares authorized at September 30, 2010 and December 31, 2009; 88,344 and 54,279 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	88	54
Additional paid-in capital	325,492	266,127
Accumulated other comprehensive loss:
Unrealized gain on marketable securities available for sale	3	—
Cumulative translation adjustment	(552)	(168)

Accumulated other comprehensive loss	(549)	(168)
Accumulated deficit	(301,823)	(259,637)

Total stockholders’ equity	23,208	6,376

Total liabilities and stockholders’ equity	$61,790	$50,470

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Collaboration revenue	$10,402	$1,791	$19,164	$34,079
Grant revenue	1,218	887	2,697	2,921
Service and license revenue	29	223	323	1,129

Total revenues	11,649	2,901	22,184	38,129
Operating expenses:
Research and development	14,204	9,631	40,729	29,202
General and administrative	3,951	3,736	12,694	11,693
Amortization of intangible assets	245	245	735	735

Total operating expenses	18,400	13,612	54,158	41,630

Loss from operations	(6,751)	(10,711)	(31,974)	(3,501)
Interest income	12	18	53	174
Interest expense	(399)	(93)	(1,229)	(120)
Other income (expense)	2,140	80	(9,036)	(40)

Net loss	$(4,998)	$(10,706)	$(42,186)	$(3,487)
Add: Losses attributable to noncontrolling interest in Symphony Dynamo Inc. (“SDI”)	—	1,200	—	3,192

Net loss attributable to Dynavax	$(4,998)	$(9,506)	$(42,186)	$(295)

Basic and diluted net loss per share attributable to Dynavax common stockholders	$(0.06)	$(0.24)	$(0.57)	$(0.01)

Shares used to compute basic and diluted net loss per share attributable to Dynavax common stockholders	86,826	40,153	74,519	39,990

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss attributable to Dynavax	$(42,186)	$(295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,114	1,435
Amount attributed to noncontrolling interest in SDI	—	(3,192)
Amortization of intangible assets	735	735
Non-cash interest associated with Deerfield financing agreement	—	84
Non-cash interest associated with note payable to Holdings	1,198	—
Fair value of the common stock, warrants and contingent liability issued to Holdings	8,917	—
Accretion and amortization of marketable securities	125	4
Stock-based compensation expense	1,552	2,102
Changes in operating assets and liabilities:
Accounts receivable	(360)	5,223
Prepaid expenses and other current assets	(493)	(17)
Restricted cash and other assets	(2,054)	(9)
Accounts payable	381	132
Accrued liabilities and other long term liabilities	9,947	615
Deferred revenues	(12,360)	(31,078)

Net cash used in operating activities	(33,484)	(24,261)

Investing activities
Change in investments held by SDI	—	3,412
Purchases of marketable securities	(30,894)	(14,289)
Proceeds from maturities of marketable securities	11,750	29,500
Purchases of property and equipment, net	(133)	(448)

Net cash (used in ) provided by investing activities	(19,277)	18,175

Financing activities
Proceeds from issuance of common stock, net of issuance costs	44,124	2,275
Proceeds from employee stock purchase plan	72	72
Proceeds from exercise of stock options	71	4

Net cash provided by financing activities	44,267	2,351

Effect of exchange rate on cash and cash equivalents	(17)	367

Net decrease in cash and cash equivalents	(8,511)	(3,368)
Cash and cash equivalents at beginning of period	36,720	28,103

Cash and cash equivalents at end of period	$28,209	$24,735

Supplemental disclosure of cash flow information
Net change in unrealized gain on marketable securities	$3	$—

Disposal of fully depreciated property and equipment	$—	$907

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2010, we had cash and cash equivalents and marketable securities of $47.2 million, restricted cash of $0.7 million and working capital of $29.2 million. Our cash position for the third quarter includes a $2.0 million initial investment from Aspire Capital Fund, LLC that we received upon executing our September 2010 At-the-Market Common Stock Purchase Agreement. In October 2010, we raised approximately $1.3 million from the issuance of 750,000 shares of common stock to Aspire Capital. Under the purchase agreement with Aspire Capital, we have the ability to raise up to an additional $26.7 million, subject to certain conditions. In November 2010, we raised approximately $42.0 million, after deducting the underwriting discount and estimated offering expenses of approximately $2.9 million from the sale of 26,450,000 shares of the Company’s common stock in an underwritten public offering. See Note 5 for additional disclosure relating to this equity financing transaction.

We currently estimate that we have sufficient resources to meet our anticipated cash needs through the next 12 months based on cash and cash equivalents and marketable securities on hand at September 30, 2010, net proceeds from our November 2010 public offering and anticipated revenues from existing agreements. We note that our independent registered public accounting firm has included in their audit opinion for the fiscal year ended December 31, 2009, a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In order to continue development of our product candidates, particularly HEPLISAV, we will need to raise additional funds. This may occur through our Purchase Agreement with Aspire Capital, future public or private financings, and/or strategic alliance and licensing arrangements. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

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

Significant Accounting Policies

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2010 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the FASB reached a consensus on Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this Issue is limited to transactions involving research or development. We adopted ASU 2010-17 effective July 1, 2010. The adoption of ASU 2010-17 did not have a material impact on the consolidated financial statements of the Company.

Accounting Standards Update 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), which is included in the ASC Topic 820 (“Fair Value Measurements and Disclosures”). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. We adopted ASU 2010-06 effective January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the consolidated financial statements of the Company.

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

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Prior to the acquisition of all of the outstanding equity of SDI on December 30, 2009, as described below, we consolidated the financial position and results of operations of SDI. Net losses incurred by SDI and charged to the noncontrolling interest were zero and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively. We ceased to charge net losses incurred by SDI against the noncontrolling interest upon our acquisition of SDI on December 30, 2009.

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

The Shares and Warrants were subject to certain anti-dilution protection in the event that we issue other equity securities within six months from December 30, 2009. Due to this adjustment provision, the Warrants did not meet the criteria set forth in ASC 815 to be considered indexed to the Company’s own stock and therefore were recorded as a liability at fair value, which was estimated at the issuance date using the Black-Scholes Model. As a result of an equity offering completed in April 2010 prior to the expiration of the anti-dilution provision, Symphony received an additional 1,076,420 shares of common stock (“April 2010 Shares”) and warrants to purchase 7,038,210 shares of common stock (“April 2010 Warrants”) having the same terms as the warrants sold in the offering, which are an exercise price of $1.50 per share and a term of five year. The Warrants issued on December 30, 2009 were cancelled upon the issuance of the April 2010 Warrants.

The incremental fair value of the April 2010 Shares and April 2010 Warrants provided to Symphony, as measured upon issuance and remeasured at June 30, 2010, resulted in non-operating expense of $11.1 million for the second quarter 2010. This also resulted in an increase of $9.5 million to the warrant liability and an increase of $1.6 million to additional paid in capital as of June 30, 2010. Following the expiration of Symphony’s anti-dilution protection on June 30, 2010, the value of the April 2010 Warrants was reclassified in stockholders’ equity in the consolidated balance sheet as of September 30, 2010.

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

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$21,861	$—	$—	$21,861
U.S. Government agency securities	—	23,028	—	23,028

Total assets	$21,861	$23,028	$—	$44,889

Liabilities
Warrant liability to Symphony Dynamo Holdings LLC (“Holdings”)	$—	$—	$—	$—
Long-term note payable to Holdings	—	—	10,540	10,540
Long-term contingent consideration liability to Holdings	—	—	944	944

Total Liabilities	$—	$—	$11,484	$11,484

Assets

As of September 30, 2010, we had $19.0 million in marketable securities, and there were no sales of marketable securities during the nine months ended September 30, 2010.

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

We have classified our entire investment portfolio as available-for-sale. We view our available-for-sale portfolio as available for use in current operations, and accordingly, have classified all investments as short-term. As of September 30, 2010 the stated maturity of our investments is within one year of the current balance sheet date. In accordance with ASC 320-10-50, “Accounting for Certain Investments in Debt and Equity Securities,” available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

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

The following is a summary of available-for-sale securities included in cash and cash equivalents and marketable securities as of September 30, 2010 (in thousands):

September 30, 2010:	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregated Fair Value
Money market funds	$21,861	$—	$—	$21,861
U.S. Government agency securities	23,025	3	—	23,028

Total	$44,886	$3	$—	$44,889

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

There were no realized gains or losses from the sale of marketable securities for the three and nine months ended September 30, 2010. As of September 30, 2010, all of our investments have a stated maturity date that is within one year of the current balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity. As of September 30, 2010, our marketable securities had the following maturities (in thousands):

Maturities:	Amortized Cost	Aggregated Fair Value
Within 1 year	$44,889	$44,889

Total	$44,889	$44,889

When determining if there are any “other-than-temporary” impairments on our investments, we evaluate: (i) whether the investment has been in a continuous realized loss position for over 12 months, (ii) the duration to maturity of our investments, (iii) our intention to hold the investments to maturity and if it is not likely that we will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through September 30, 2010, we have not recognized any “other-than-temporary” losses on our investments.

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

The following table represents a reconciliation of the change in the carrying value of the note payable to Holdings for the nine months ended September 30, 2010 (in thousands):

Long-term Note Payable to Holdings	Amount
Acquisition date fair value measurement at December 30, 2009	$9,342
Accretion of interest expense	1,198

Balance as of September 30, 2010	$10,540

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

Changes in the fair value of the contingent consideration liability are recognized in Other income (expense) in the statement of operations in the period of the change. Certain events including, but not limited to, the timing and terms of any strategic partnership agreement of the hepatitis C therapy program could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position. During the third quarter 2010, we reduced the assumed probability of our receipt of upfront and milestone payments from a potential partnership. In addition, based on our assumptions regarding the Company’s beta and risk free interest rate used in the discounted cash flow model, the change in fair value of the contingent consideration liability resulted in other income of $2.1 million for the nine months ended September 30, 2010.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the nine months ended September 30, 2010 (in thousands):

Contingent Liability to Holdings	Amount
Acquisition date fair value measurement at December 30, 2009	$3,040
Adjustment to fair value measurement	(2,096)

Balance as of September 30, 2010	$944

4. Intangible Assets

Intangible assets consist primarily of the manufacturing process and customer relationships. The manufacturing process derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following tables present details of the purchased intangible assets at September 30, 2010 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(3,262)	$408
Customer relationships	5	1,230	(1,094)	136

Total	5	$4,900	$(4,356)	$544

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

Year ending December 31,
2010 (remaining three months)	$245
2011	299

Total	$544

5. Financing Agreements

On November 2, 2010, we completed an underwritten public offering of 26,450,000 shares of our common stock including 3,450,000 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters at a price to the public of $1.70 per share. The net proceeds to Dynavax from this offering were $42.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

On September 20, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of Dynavax common stock (the “Purchase Shares”) over the 25-month term of the Purchase Agreement. Under the Purchase Agreement, we agreed to pay Aspire Capital a commitment fee equal to 4% of $30 million in consideration for Aspire Capital’s obligation to purchase up to $30 million of Dynavax common stock. We paid this commitment fee of $1.2 million by issuance of 600,000 shares of our common stock which were recorded as a cost of raising capital. Upon execution of the Purchase Agreement, we sold 1,000,000 shares of common stock (the “Initial Purchase Shares”) to Aspire Capital at a purchase price of $2.00 per share, for an aggregate purchase price of $2,000,000.

        Pursuant to the Purchase Agreement, on any business day on which the closing sale price of our common stock exceeds $1.00, over the 25-month term of the Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 150,000 Purchase Shares per business day (defined in the Purchase Agreement as any day on which the principal market is open for trading including any day on which the principal market is open for trading for a period of time less than the customary time). We and Aspire Capital may mutually agree to increase the number of shares that may be sold per business day to as much as an additional 1,000,000 Purchase Shares per business day. The purchase price per Purchase Share (the “Purchase Price”) is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive Business Days ending on the Business Day immediately preceding the purchase date of those securities. In October 2010, we raised approximately $1.3 million from the issuance of 750,000 shares of common stock under the Purchase Agreement.

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

On August 17, 2009 we entered into an equity distribution agreement (the “Agreement”) with Wedbush Morgan Securities, Inc. (“Wedbush”) pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $15 million from time to time through Wedbush as our sales agent or to Wedbush as a principal. Prior to the termination of the Agreement on September 14, 2010, during fiscal year 2010 we sold 900,860 shares of common stock under the Agreement with Wedbush as our sales agent for net proceeds of $1.2 million.

6. Commitments and Contingencies

We lease our facilities in Berkeley, California (the “Berkeley Lease”), and Düsseldorf, Germany (the “Düsseldorf Lease”), under operating leases that expire in September 2017 and March 2023, respectively. In October 2010, we amended our Berkeley Lease to reduce the Company’s leased premises by 23,500 square feet and extended the term of the lease through September 30, 2017. Commencing on the reduction effective date, which is no later than April 1, 2011, the monthly base rent for the Berkeley Space will be reduced proportionately by the reduction in square footage and is subject to scheduled escalation on an annual basis thereafter. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. In addition, our Berkeley Lease provided a tenant improvement allowance of $0.4 million in 2004, which is considered a lease incentive and accordingly, has been included in accrued liabilities and other long-term liabilities in the consolidated balance sheets as of September 30, 2010 and December 31, 2009. The Berkeley Lease incentive is amortized as an offset to rent expense over the lease term. Total net rent expense related to our operating leases for the nine months ended September 30, 2010 and 2009, was $1.8 million and $1.9 million, respectively. Deferred rent was $0.8 million as of September 30, 2010.

We have entered into a sublease agreement under the Berkeley Lease for a certain portion of the leased space with the remaining scheduled payments of approximately $26,500 to us until February 2011. We have also entered into two sublease agreements under the Düsseldorf Lease for certain portion of the leased space with total remaining scheduled payments of $0.3 million to us through July 2013. The sublease rental income is offset against rent expense.

Future minimum payments under the non-cancelable portion of our operating leases, which includes the amendment entered into in October 2010 and excluding payments from the sublease agreement, are as follows (in thousands):

Year ending December 31,
2010 (remaining three months)	$656
2011	2,041
2012	1,878
2013	1,899
2014	1,860
Thereafter	8,508

Total	$16,842

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2010 and December 31, 2009. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.2 million. The letter of credit remained outstanding as of September 30, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of September 30, 2010.

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

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2010, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $18.3 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. Under the terms of our license agreements, we could be expected to pay approximately $0.8 million through 2012 related to such fees and milestone payments to the Regents.

7. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GlaxoSmithKline (“GSK”) to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis, and rheumatoid arthritis. We received an initial payment of $10 million and in exchange, agreed to conduct research and early clinical development in up to four programs and granted to GSK options to license the programs. We are eligible to receive potential future development and commercialization milestones. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one product. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the nine months ended September 30, 2010 and 2009, we recognized revenue of $1.1 million in each year, respectively, related to the initial payment.

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

Revenue from the upfront payment had been deferred until certain contractual obligations were amended in September 2010. In September 2010, the Company amended its research collaboration and license agreement with AstraZeneca to amend certain indemnification obligations which allowed for the $10 million upfront payment to be fully recognized as collaboration revenue in the third quarter 2010. Revenue from the milestone payment received was deferred and recognized ratably over the estimated performance period of the collaboration agreement. For the nine months ended September 30, 2010 and 2009, we recognized revenue of $0.8 million and $2.6 million, respectively, related to the milestone for the nomination of a candidate drug. Revenue resulting from the performance of research services amounted to $3.3 million and $2.6 million for the nine months ended September 30, 2010, and 2009, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health and Other Funding

        In November 2010, the Company received a $0.7 million grant under The Patient Protection and Affordable Care Act of 2010 covering research and development costs from 2009 and 2010 for three of the Company’s qualified therapeutic discovery projects including HEPLISAV. The funds received as a result of this award will be recorded as other income in the fourth quarter of 2010.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In July 2010, we were awarded a $0.6 million grant from the NIH to explore the feasibility of developing a universal vaccine to prevent infection by human papilloma virus (HPV). Revenue associated with this grant is recognized as the related expenses are incurred. For the three months ended September 30, 2010 we recognized revenue of approximately $0.1 million.

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the NIH’s National Institute of Allergy and Infectious Diseases (“NIAID”) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the nine months ended September 30, 2010, and 2009, we recognized revenue of approximately $2.1 million and $1.2 million, respectively.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus, an autoimmune disease. Revenue associated with this grant is recognized as the related expenses are incurred. For the nine months ended September 30, 2010, and 2009, we recognized revenue of approximately $0.2 million and $0.8 million respectively.

In 2003, we were awarded government grants to fund research and development totaling $8.3 million, certain of which were extended through the second quarter of 2009. In August 2007, we were awarded a two-year $3.3 million grant to continue development of a novel universal influenza vaccine for controlling seasonal and emerging pandemic flu strains. Revenue associated with these grants was recognized as the related expenses were incurred. For the nine months ended September 30, 2009, we recognized revenue of approximately $0.7 million; there were no revenues recognized from these grants in 2010.

Merck & Co., Inc.

In October 2007, we entered into a global license and development collaboration agreement and a related manufacturing agreement with Merck to jointly develop HEPLISAV, a novel investigational hepatitis B vaccine. Under the terms of the agreement, Merck received worldwide exclusive rights to HEPLISAV, and agreed to fund future vaccine development and be responsible for commercialization. We received a non-refundable upfront payment of $31.5 million. Revenue from the initial payment was deferred and recognized ratably over the estimated performance period of the collaboration agreement. On December 18, 2008, Merck provided notice of its termination of the collaboration, upon which all development, manufacturing and commercialization rights to HEPLISAV reverted to Dynavax. As a result of Merck’s termination, we accelerated the applicable performance period over which we ratably recognized revenue from the upfront fee through the effective date of termination, which was in June 2009. For the nine months ended September 30, 2010 and 2009, we recognized revenue of zero and $28.5 million, respectively, related to the upfront fee. Collaboration revenue resulting from the performance of research and development services is recognized as related research and development costs are incurred. Cost reimbursement revenue under this collaboration agreement totaled zero and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively. In March 2010, Merck agreed to make a $4.0 million payment to us in satisfaction of its obligations for the wind down period following Merck’s written notice of termination, which was recorded as collaboration revenue upon receipt.

8. Net Income (Loss) Per Share

Basic net loss per share is calculated by dividing the net income (loss) attributable to Dynavax by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the income (loss) attributable to Dynavax by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 32.9 million and 11.0 million shares of common stock as of September 30, 2010 and 2009, respectively, were excluded from the calculation of diluted income (loss) per share for both the three and nine months ended September 30, 2010 and 2009 because the effect would have been anti-dilutive.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in net income (loss). Comprehensive income (loss) is as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net loss attributable to Dynavax	$(42,186)	$(295)
Increase (decrease) in unrealized gain on marketable securities available-for-sale	3	(49)
Decrease (increase) in cumulative translation adjustment	(384)	367

Comprehensive income (loss) attributable to Dynavax	$(42,567)	$23

10. Stockholders’ Equity

As of September 30, 2010, we have three share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program; the 2004 Employee Stock Purchase Plan, and 2010 Employment Inducement Stock Awards Plan. The 2004 Stock Incentive Plan authorizes the issuance of various forms of stock-based awards including stock options, restricted stock, restricted stock units, and other equity awards to employees, consultants and members of the board of directors. The 1997 Equity Incentive Plan, or 1997 Plan, expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Weighted-average fair value per share	$1.58	$—	$1.44	$0.53	$1.47	$0.87
Risk-free interest rate	1.1%	—	1.8%	1.7%	0.4%	0.7%
Expected life (in years)	4.0	—	4.0	4.0	0.9	1.2
Volatility	1.6	—	1.6	1.6	1.6	1.6
Expected dividends	—	—	—	—	—	—

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee and director stock-based compensation expense	$587	$1,051	$1,520	$2,091
Other stock-based compensation expense	(1)	1	32	11

Total	$586	$1,052	$1,552	$2,102

The fair value of the options is amortized to expense on a straight-line basis over the vesting periods of the options. Compensation expense recognized was based on awards ultimately expected to vest and reflects estimated forfeitures at an annual rate of 15%. As of September 30, 2010, the total unrecognized compensation cost related to non-vested options granted amounted to $4.4 million, which is expected to be recognized over the options’ remaining weighted-average vesting period of 1.4 years.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Activity under the stock option plans was as follows:

	Options and Awards Available for Grant	Number of Options Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2009	658,909	5,276,055	$3.94
2004 Plan options authorized	400,000	—	—
2010 Plan options authorized	1,500,000	—	—
Options granted	(2,348,994)	2,348,994	$1.59
Options exercised	—	(72,494)	$0.97
Options cancelled:
Options forfeited (unvested)	366,117	(366,117)	$3.28
Options expired (vested)	343,061	(344,061)	$5.25
Awards cancelled (unvested)	15,000	—	—

Balance at September 30, 2010	934,093	6,842,377	$3.14

In October 2008, the Company granted restricted stock units (RSUs) for a total of 435,000 shares with a grant date fair value of $1.31 per share. Such RSUs will vest 100% on the third anniversary of the vest commencement date. Prior to this grant in October 2008, the Company had no RSUs outstanding. There were 15,000 RSU shares forfeited during the nine months ended September 30, 2010. There were 270,000 unvested RSU shares as of September 30, 2010. There were no vested RSU shares delivered during the nine months ended September 30, 2010.

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of September 30, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	6,195,887	$3.29	6.9	$1,526,053
Options exercisable	3,577,353	$4.24	5.5	$424,733

Employee Stock Purchase Plan

As of September 30, 2010, 746,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (the “Purchase Plan”), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 451,676 shares of our common stock under the Purchase Plan. At September 30, 2010, 294,324 shares of our common stock remained available for future purchases.

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

Recent Developments

HEPLISAV

In September 2010, the Data Safety Monitoring Board (“DSMB”) established for our two ongoing Phase 3 trials for HEPLISAV completed the third of its planned safety assessments and determined that the studies could continue without modification. The ongoing large-scale Phase 3 lot-to-lot consistency and safety study, which enrolled and immunized over 2,400 subjects, is expected to be completed in May 2011, after a 12-month follow-up of these subjects.

In October 2010, we reported that HEPLISAV given as two doses over four weeks, demonstrated superior seroprotection in persons with diabetes mellitus compared to Engerix-B given as three doses over 24 weeks. The subset analysis of 62 adults with diabetes in our previously reported Phase 3 multicenter study (PHAST or Phase 3 HEPLISAV Short-regimen Trial), showed that at 12 weeks, 84 percent of adult diabetics treated with HEPLISAV achieved seroprotection as compared to 0 percent of adult diabetics treated with Engerix-B. At week 28, 93 percent of the HEPLISAV-treated group versus 35 percent in the Engerix-B group achieved seroprotection. HEPLISAV’s significantly higher rate of seroprotection was achieved without further immunization past four weeks while the Engerix-B group received a third immunization at 24 weeks.

Universal Flu Vaccine

In June 2010, we initiated a Phase 1a trial to assess the safety and immunogenicity of N8295, the novel component of our Universal Flu vaccine. Approximately 40 subjects, divided into three dose groups, will receive two immunizations of N8295, one month apart. N8295 is a fusion protein comprised of NP and M2e, two highly conserved influenza antigens covalently linked to our proprietary second-generation TLR9 agonist.

In September 2010, we initiated a Phase 1b to evaluate the safety of the combination of N8295 and Novartis’ investigational H5N1 avian influenza vaccine. A total of 15 subjects will be divided into three different dose groups of N8295, each dose of which will be combined with the same amount of H5N1 vaccine. All subjects will receive two immunizations, separated by one month and will continue to be monitored for approximately one year. Preliminary data for the Phase 1a and 1b trials is expected to be available early in 2011.

Critical Accounting Policies and the Use of Estimates

The Company believes that there have been no significant changes in its critical accounting policies during the nine months ended September 30, 2010 as compared with those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2009 to 2010		Nine Months Ended September 30,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%	2010	2009	$	%
Revenues:
Collaboration revenue	$10,402	$1,791	$8,611	481%	$19,164	$34,079	$(14,915)	(44%)
Grant revenue	1,218	887	331	37%	2,697	2,921	(224)	(8%)
Services and license revenue	29	223	(194)	(87%)	323	1,129	(806)	(71%)

Total revenues	$11,649	$2,901	$8,748	302%	$22,184	$38,129	$(15,945)	(42%)

In September 2010, the Company amended its research collaboration and license agreement with AstraZeneca which allowed for the $10 million upfront payment to be fully recognized as collaboration revenue for the three and nine months ended 2010. Collaboration revenue for the nine months ended September 30, 2010 also included a $4.0 million payment from Merck in satisfaction of its obligations under the agreement related to its termination. Collaboration revenue for the nine months ended September 30, 2009 included recognition of $28.5 million of deferred revenue associated with the upfront payment from Merck, which was accelerated through June 2009 following Merck’s termination of the collaboration for HEPLISAV. Grant revenue for the nine months ended September 30, 2010 decreased from the same period in 2009 primarily due to the expiration of our NIH flu grant in July 2009. Services and license revenue for the nine months ended September 30, 2010 decreased as compared to 2009 as a result of a decline in royalty revenue and manufacturing services from Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2009 to 2010		Nine Months Ended September 30,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%	2010	2009	$	%
Research and development:
Compensation and related personnel costs	$3,379	$3,688	$(309)	(8%)	$10,621	$11,779	$(1,158)	(10%)
Outside services	8,824	3,758	5,066	135%	24,818	11,406	13,412	118%
Facility costs	1,743	1,748	(5)	0%	4,943	5,213	(270)	(5%)
Non-cash stock-based compensation	258	437	(179)	(41%)	347	804	(457)	(57%)

Total research and development	$14,204	$9,631	$4,573	47%	$40,729	$29,202	$11,527	39%

Research and development expense for the three and nine months ended September 30, 2010 increased as compared to the same periods in 2009. For the three and nine months ended September 30, 2010, the increase in outside services over the same periods in 2009 is primarily due to continued clinical and manufacturing activities associated with HEPLISAV. The increase in outside services expense was partially offset by a decrease in compensation and related personnel costs and stock-based compensation over the same periods primarily due to the decline in employee headcount.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance; legal costs that include corporate and patent expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2009 to 2010		Nine Months Ended September 30,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%	2010	2009	$	%
General and administrative:
Compensation and related personnel costs	$1,619	$1,386	$233	17%	$4,750	$4,725	$25	1%
Outside services	1,082	1,003	79	8%	3,068	2,977	91	3%
Legal costs	649	639	10	2%	2,958	2,011	947	47%
Facility costs	269	223	46	21%	724	690	34	5%
Non-cash stock-based compensation	332	485	(153)	(32%)	1,194	1,290	(96)	(7%)

Total general and administrative	$3,951	$3,736	$215	6%	$12,694	$11,693	$1,001	9%

General and administrative expense for the three months ended September 30, 2010 was relatively consistent with the same period in 2009, while for the nine months ended September 30, 2010 General and administrative expense increased primarily due to legal costs associated with patent activities.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over five years from the date of acquisition. Amortization of intangible assets was $0.8 million for both the nine months ended September 30, 2010 and 2009.

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

	Three Months Ended September 30,		Increase (Decrease) from 2009 to 2010		Nine Months Ended September 30,		Increase (Decrease) from 2009 to 2010
	2010	2009	$	%	2010	2009	$	%
Interest Income	$12	$18	$(6)	(33%)	$53	$174	$(121)	(70%)
Interest Expense	(399)	(93)	306	329%	(1,229)	(120)	1,109	924%
Other Income (Expense)	2,140	80	2,060	2,575%	(9,036)	(40)	8,996	22,490%

Interest income for the nine months ended September 30, 2010 decreased by $0.1 million, or 70%, compared to the same period in 2009 due primarily to lower investment balances and the decline in returns on our investment portfolio resulting from current market conditions.

Interest expense for the nine months ended September 30, 2010 increased by $1.1 million, or 924%, compared to the same period in 2009 due primarily to interest accreted on the note payable to Holdings.

Other income (expense) for the nine months ended September 30, 2010 primarily includes the fair value of the April 2010 Shares and April 2010 Warrants provided to Symphony, as measured upon issuance and remeasured at June 30, 2010, which resulted in non-operating expense of $11.1 million, offset by a gain of $2.1 million for the change in fair value of the long-term contingent liability in the three months ended September 30, 2010. Following the expiration of Symphony’s anti-dilution protection on June 30, 2010, the value of the April 2010 Warrants were reclassified in stockholders’ equity in the consolidated balance sheet.

Losses Attributable to Noncontrolling Interest in Symphony Dynamo, Inc.

Pursuant to the agreements that we entered into with SDI in April 2006, we have attributed net income or loss to Dynavax and the noncontrolling interest in SDI in our consolidated statements of operations. For the nine months ended September 30, 2009, the loss attributed to the noncontrolling interest was $3.2 million. We ceased to charge net losses incurred by SDI against the noncontrolling interest upon our acquisition of SDI on December 30, 2009.

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the FASB reached a consensus on Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this Issue is limited to transactions involving research or development. We adopted ASU 2010-17 effective July 1, 2010. The adoption of ASU 2010-17 did not have a material impact on the consolidated financial statements of the Company.

Accounting Standards Update 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. We adopted ASU 2010-06 effective January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on the consolidated financial statements of the Company.

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

Liquidity and Capital Resources

As of September 30, 2010, we had $47.2 million in cash, cash equivalents and marketable securities. Our funds are currently invested in short term institutional money market funds and government agency securities.

Cash used in operating activities was $33.5 million during the nine months ended September 30, 2010 compared to $24.3 million for the same period in 2009. The increase in cash usage compared to the prior year was due to our net loss and changes in working capital, particularly increased spend for HEPLISAV clinical development following the restart of the program in September 2009.

Cash used in investing activities was $19.3 million during the nine months ended September 30, 2010, whereas cash provided by investing activities was $18.2 million for the same period in 2009. The change was primarily due to the purchase of marketable securities in 2010.

Cash provided by financing activities was $44.3 million during the nine months ended September 30, 2010 compared to approximately $2.4 million for the same period in 2009. The increase was primarily attributed to the completion of an underwritten public offering in April 2010, which resulted in net proceeds of $41.1 million. Prior to the termination of the equity distribution agreement with Wedbush on September 14, 2010, during fiscal year 2010, we sold 900,860 shares of common stock for net proceeds of $1.2 million.

On September 20, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of Dynavax common stock (the “Purchase Shares”) over the term of the Purchase Agreement. Under the Purchase Agreement, we agreed to pay Aspire Capital a commitment fee equal to 4% of $30 million in consideration for Aspire Capital’s obligation to purchase up to $30 million of Dynavax common stock. We paid this commitment fee by issuance of 600,000 shares of its common stock valued at $2.00 per share. Upon execution of the Purchase Agreement, we sold 1,000,000 shares of common stock (the “Initial Purchase Shares”) to Aspire Capital at a purchase price of $2.00 per share, for an aggregate purchase price of $2,000,000. In October 2010, we raised approximately $1.3 million from the issuance of 750,000 shares of common stock under the Purchase Agreement.

On November 2, 2010, we completed an underwritten public offering of 26,450,000 shares of our common stock including 3,450,000 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters at a price to the public of $1.70 per share. The net proceeds to Dynavax from this offering were $42.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next 12 months based on cash and cash equivalents and marketable securities on hand at September 30, 2010, net proceeds from our November 2010 public offering, anticipated revenues from existing agreements and the funding available to us under the Purchase Agreement with Aspire Capital. Our projected spend for the remainder of 2010 is expected to increase over the average quarterly spend that occurred through September 30, 2010. We note that our independent registered public accounting firm has included in their audit opinion for the fiscal year ended December 31, 2009, a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We expect to continue to spend substantial funds in connection with development and manufacturing of our product candidates, particularly HEPLISAV; various human clinical trials for our product candidates; and protection of our intellectual property. In order to continue development of our product candidates, particularly HEPLISAV, we will continue to raise additional funds. This may occur through our Purchase Agreement with Aspire Capital, future public or private financings, and/or strategic alliance and licensing arrangements notwithstanding our completion of an underwritten offering in April 2010. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

Contractual Obligations

The following summarizes our significant contractual obligations and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Future minimum payments under our operating lease as amended in October 2010, excluding payments from the sublease agreement	$16,842	$656	$5,818	$3,759	$6,609
Long-term note payable to Symphony Dynamo Holdings	15,000	—	15,000	—	—

Total	$31,842	$656	$20,818	$3,759	$6,609

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively. In October 2010, we amended our Berkeley Lease to reduce the Company’s leased premises by 23,500 square feet and extended the term of the lease through September 30, 2017. Commencing on the reduction effective date, which is no later than April 1, 2011, the monthly base rent for the Berkeley Space will be reduced proportionately by the reduction in square footage and is subject to scheduled escalation on an annual basis thereafter. We have entered into a sublease agreement under the Berkeley Lease for certain portion of the leased space with the total remaining scheduled payments of $26,500 to us until February 2011. We have also entered into two sublease agreements under the Düsseldorf Lease for certain portion of the leased space with total remaining scheduled payments of $0.3 million to us through July 2013. The sublease rental income is offset against rent expense.

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, the Company is obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $0.9 million as of September 30, 2010.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2010 and December 31, 2009. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.2 million. The letter of credit remained outstanding as of September 30, 2010 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of September 30, 2010.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2010, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $18.3 million through 2013. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies. Under the terms of our license agreements, we could be expected to pay approximately $0.8 million through 2012 related to such fees and milestone payments to the Regents.

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

Foreign Currency Risk. We have certain investments outside the United States for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of September 30, 2010 was negative $0.6 million primarily related to translation of Dynavax Europe activities from Euro to U.S. dollars.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $301.8 million as of September 30, 2010. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Dynavax Europe, and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. Our projected spend for the remainder of 2010 is expected to increase over the average quarterly spend that occurred through September 30, 2010. We anticipate that we will incur substantial additional net losses for the foreseeable future as the result of our investment in research and development activities.

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

Notwithstanding our completion of an underwritten offering in November 2010, in order to continue development of our product candidates, particularly HEPLISAV, we still need to raise significant additional funds. This may occur through our Purchase Agreement with Aspire Capital, future public or private financings and/or strategic alliance and licensing arrangements. We expect to continue to spend substantial funds in connection with:

•	development and manufacturing of our product candidates, particularly HEPLISAV;

•	various human clinical trials for our product candidates; and

•	protection of our intellectual property.

We currently estimate that we have sufficient resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents and marketable securities on hand at September 30, 2010, net proceeds from our November 2010 public offering and anticipated revenues from existing agreements.

Sufficient additional financing through future public or private financings, strategic alliance and licensing arrangements or other financing sources may not be available on acceptable terms, or at all. Additional equity financings, if could result in significant dilution or otherwise adverse effects on the rights of existing shareholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program, and potentially our other development programs while we seek strategic alternatives. In any event, we may be required to reduce costs and expenses within our control, including potentially significant personnel-related costs and other expenditures that are part of our current operations.

On any business day on which the closing sale price of our common stock exceeds $1.00 per share, we have a right to sell up to a maximum of 150,000 shares per day under our Purchase Agreement with Aspire Capital, which total may be increased by mutual agreement up to an additional 1,000,000 shares per day. The capital available under the Purchase Agreement may not be sufficient to fund our current need for capital. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The Purchase Agreement provides that we may not issue and sell more than 19.99% of our outstanding common stock as of the date of the Purchase Agreement without stockholder approval.

The sale of our common stock to Aspire Capital Fund LLC, or Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

Shares offered to Aspire Capital under the purchase agreement dated September 20, 2010 between us and Aspire Capital may be sold over a period of up to 25 months from the date of such purchase agreement. The number of our shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the purchase agreement and the number of authorized shares we have available for sale. Aspire Capital may ultimately purchase all, some or none of the remaining common stock provided for in the applicable purchase agreement. To date, we have issued 2,350,000 shares of common stock under our Common Stock Purchase Agreement with Aspire Capital. After Aspire Capital has acquired shares pursuant to the purchase agreement, it may sell all, some or none of those shares.

Depending upon market liquidity at the time, sales of shares of our common stock by Aspire Capital may cause the trading price of our common stock to decline. In addition, sales to Aspire Capital by us pursuant to the purchase agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the purchase agreement may be terminated by us at any time at our discretion without any cost to us.

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

None of our product candidates have been approved for sale. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the U.S. Food and Drug Administration or FDA, and by foreign regulatory agencies. Our success is primarily dependent on our ability to timely enroll patients in clinical trials, achieve successful clinical results and obtain regulatory approvals for our most advanced product candidates. Approval processes in the United States and in other countries are uncertain, take many years and require the expenditure of substantial resources.

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

The FDA or foreign regulatory agencies may require us to conduct additional clinical trials prior to approval. Despite the time and money expended, regulatory approvals are uncertain. In addition, failure to timely and successfully complete clinical trials and show that our products are safe and effective would have a material adverse effect on our business and results of operations. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we may market the product, which could significantly limit the commercial opportunity for such product.

Our clinical trials may be extended, suspended, delayed or terminated at any time. Even short delays in the commencement and progress of our trials may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.

We may extend, suspend or terminate clinical trials at any time for various reasons, including regulatory actions by the FDA or foreign regulatory agencies, actions by institutional review boards, failure to comply with good clinical practice requirements, concerns regarding health risks to test subjects, failure to enroll patients in a timely manner, or delays due to inadequate supply of the product candidate. Even a short delay in a trial for any product candidate could require us to delay commencement or continuation of a trial until the target population is available for testing, which could result in a delay of a year or more. For example, the FDA may require larger or additional clinical trials for our HEPLISAV product candidate than we currently contemplate before granting regulatory approval, if at all.

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

Our most advanced product candidate in clinical trials is based on our 1018 ISS compound, and most of our research and development programs use ISS-based technology. If any of our product candidates in clinical trials produce serious adverse safety data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy. For example, from March 2008 until September 2009, the two investigational new drug, or IND applications for HEPLISAV were placed on clinical hold by the FDA following a serious adverse event that occurred in one of our clinical trials. In September 2009, the FDA removed the clinical hold on the IND application for individuals with chronic kidney disease but the other IND application for HEPLISAV remains on clinical hold. In addition, most of our clinical product candidates contain ISS, and a common safety risk across therapeutic areas may hinder our ability to enter into potential collaborations and if adverse safety data are found to apply to our ISS-based technology as a whole, we may be required to significantly reduce or discontinue our operations.

We rely on our facility in Düsseldorf, Germany and third parties to supply materials necessary to manufacture our clinical product candidates for our clinical trials. If we reduce our clinical product candidates, we may not require this manufacturing capacity. We have limited experience in manufacturing our product candidates in commercial quantities.

We rely on our facility in Düsseldorf and a number of third parties for the multiple steps involved in the manufacturing process of our product candidates, including, for example, ISS, a key component material that is necessary for our product candidates, the production of certain antigens, the combination of the antigens and ISS and the fill and finish. Termination or interruption of these relationships may occur due to circumstances that are outside of our control, resulting in higher cost or delays in our product development efforts.

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

We have relied on a limited number of suppliers to produce ISS for clinical trials and a single supplier to produce our 1018 ISS for HEPLISAV. To date, we have manufactured only small quantities of ISS and 1018 ISS ourselves for research purposes. If we were unable to maintain or replace our existing source for 1018 ISS, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing our product candidates, particularly HEPLISAV. We or other third parties may not be able to produce 1018 ISS at a cost, quantity and quality that are available from our current third-party supplier.

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

If HEPLISAV cannot be successfully developed or is not commercially viable, we will have to use the Düsseldorf facility for alternative manufacturing or research activities that may not fully utilize the facility’s capacity, resulting in continued operating costs that may not be offset by corresponding revenues. We may also consider other alternatives for the Düsseldorf facility, including its sale or closure, which would result in certain costs of disposal or discontinuation of operations. Discontinuation of operations in Düsseldorf would be complex, expensive, time-consuming and difficult to execute without significant additional costs due to, among other things, international legal and tax considerations related to those operations. As a result, we may not realize cost savings associated with closure of the Düsseldorf operations, if at all.

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

The FDA or other regulatory agencies could limit the labeling indication for which our product candidates may be marketed or could otherwise limit marketing efforts for our products. For example, in connection with the removal of the clinical hold on HEPLISAV in September 2009 and related discussions with the FDA, it is expected that, further development of HEPLISAV in the United States initially will be limited to individuals who are less responsive to current licensed vaccines, including adults over 40 years of age and individuals with chronic kidney disease. If we are unable to successfully market any approved product candidates, or marketing efforts are restricted by regulatory limits, our ability to generate revenues could be significantly impaired.

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

We will need to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV. Failure to obtain a collaborative relationship for HEPLISAV, particularly in the European Union, may significantly impair the potential for this product and our ability to successfully develop, manufacture and commercialize this as a product candidate. We also will need to enter into collaborative relationships to provide funding to support our research and development programs. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•	our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, a change in business strategy, a change of control or other reasons;

•	our shortage of capital resources may impact a willingness on the part of potential companies to collaborate with us;

•	our contracts for collaborative arrangements are terminable for convenience on written notice and may otherwise expire or terminate and we may not have alternative funding available;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•	we do not have day to day control over the activities of our partners and have limited control over their decisions;

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat infectious diseases. Competitors may develop more effective, more affordable or more convenient products or may achieve earlier patent protection or commercialization of their products. These competitive products may render our product candidates obsolete or limit our ability to generate revenues from our product candidates. Many of the companies developing competing technologies and products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than we do.

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

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, including our Chief Executive Officer, Dr. Dino Dina, and our President, Dr. J. Tyler Martin. We currently have no key person insurance on any of our employees.

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

We may introduce certain of our product candidates in various markets outside the United States Developing, seeking regulatory approval for and marketing our product candidates outside the United States could impose substantial burdens on our resources and divert management’s attention from domestic operations. International operations are subject to risk, including:

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

Two of our potential competitors, Merck, and GSK, are exclusive licensees of broad patents covering hepatitis B surface antigen, a component of HEPLISAV. In addition, the Institut Pasteur also owns or has exclusive licenses to patents covering hepatitis B surface antigen. While some of these patents have expired or will soon expire outside the United States, they remain in force in the United States. To the extent we are able to commercialize HEPLISAV in the United States while these patents remain in force, Merck, GSK or the Institut Pasteur may bring claims against us.

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

One of our potential competitors, Pfizer Inc., has issued patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office and foreign patent offices, that may be asserted against our ISS products. We may need to obtain a license to one or more of these patent claims held by Pfizer by paying fees or royalties or offering rights to our own proprietary technologies in order to commercialize one or more of our formulations of ISS in other than with respect to HEPLISAV, for which we have a license. A license for other uses may not be available to us on acceptable terms, if at all, which could preclude or limit our ability to commercialize our products.

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

The President of the United States recently signed into law the Health Care and Education Reconciliation Act of 2010. We are unable to predict what impact reform legislation will have on our business or future prospects. The uncertainty as to the nature and scope of the implementation of any proposed reforms limits our ability to forecast changes that may affect our business and to manage our business accordingly.

We use hazardous materials in our business. Any claims or liabilities relating to improper handling, storage or disposal of these materials could be time consuming and costly to resolve.

Our research and product development activities involve the controlled storage, use and disposal of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. We believe we are currently in compliance with all government permits that are required for the storage, use and disposal of these materials. However, we cannot eliminate the risk of accidental contamination or injury to persons or property from these materials. In the event of an accident related to hazardous materials, we could be held liable for damages, cleanup costs or penalized with fines, and this liability could exceed the limits of our insurance policies and exhaust our internal resources. We may have to incur significant costs to comply with future environmental laws and regulations.

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

•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;

•	our ability to raise additional capital to fund our operations;

•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;

•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;

•	our ability to establish and maintain licensing agreements for intellectual property necessary for the development of our product candidates;

•	changes in government regulations, general economic conditions or industry announcements;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	our ability to maintain continued listing on the NASDAQ markets or similar exchanges; and

•	the volume of trading in our common stock.

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

We are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and other requirements may increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls in order to accommodate changes in our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting as of the end of our fiscal year, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2010, we had 88,344,444 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144.

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

Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC (collectively, “Symphony”) currently collectively control approximately 9,031,431 shares of our common stock and warrants to purchase approximately 4,515,717 shares of our common stock. Based on the number of shares of our common stock that are outstanding as of September 30, 2010, Symphony owns approximately 10% of our total outstanding shares of our common stock. If Symphony exercises all of the warrants held by it and assuming no other issuances of our common stock, Symphony would own approximately 15% of our total outstanding shares of common stock. In addition, Symphony Dynamo Holdings LLC (“Holdings”), an affiliate of Symphony holds a promissory note in the principal amount of $15 million, which may be satisfied in cash, Dynavax common stock or a combination of cash and Dynavax common stock, at our election. Finally, under the terms of the Standstill and Corporate Governance Letter Agreement we entered into with Holdings on December 30, 2009, for as long as Holdings and its affiliates, which include Symphony, beneficially own 10% or more of our outstanding common stock, we agreed to use our commercially reasonable efforts to cause to be elected and remain as directors on our Board of Directors one individual designated by Holdings and a second individual who shall be an independent third party designated by Holdings and reasonably acceptable to us. Holdings designated Mark Kessel, a partner of Symphony Capital LLC, as its designee and Mr. Kessel has been appointed to our Board of Directors. On July 22, 2010, the Board of Directors nominated Daniel L. Kisner, M.D. to the Board of Directors as the independent third party designee. As a result, Symphony, Holdings and their affiliates will be able to exercise substantial influence over the direction of the Company.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(5)	Registration Rights Agreement

4.3(5)	Form of Warrant

4.4(6)	Form of Specimen Common Stock Certificate

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC

4.6(3)	Form of Rights Certificate

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant

4.9(9)	Form of Warrant

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between the Company and Aspire Capital Fund, LLC.

10.53(10)	Common Stock Purchase Agreement dated as of September 20, 2010, by and between the Company and Aspire Capital Fund, LLC.

10.54(11)	Amendment No. 3 to the Agreement dated September 1, 2006 by and between the Company and AstraZeneca AB (“AZ”) (the “Agreement”) dated September 30, 2010 (the “Amendment”).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000-50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 000-50577), as filed with the SEC on November 14, 2005.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(5)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on October 4, 2010.

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(5)	Registration Rights Agreement

4.3(5)	Form of Warrant

4.4(6)	Form of Specimen Common Stock Certificate

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC

4.6(3)	Form of Rights Certificate

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant

4.9(9)	Form of Warrant

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between the Company and Aspire Capital Fund, LLC.

10.53(10)	Common Stock Purchase Agreement dated as of September 20, 2010, by and between the Company and Aspire Capital Fund, LLC.

10.54(11)	Amendment No. 3 to the Agreement dated September 1, 2006 by and between the Company and AstraZeneca AB (“AZ”) (the “Agreement”) dated September 30, 2010 (the “Amendment”).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000-50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 000-50577), as filed with the SEC on November 14, 2005.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(5)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on October 4, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 5, 2010	By:	/S/ DINO DINA, M.D.
Dino Dina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By:	/S/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)