Form 10-Q
period 2011-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2011-05-06
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 2, 2011, the registrant had outstanding 117,063,519 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. Forward-looking statements are based on our beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our forward-looking statements include discussions regarding our business and financing strategies, research and development, preclinical and clinical product development efforts, intellectual property rights and ability to commercialize our product candidates, as well as the timing of the clinical development and potential regulatory approval of our products, uncertainty regarding our future operating results and prospects for profitability. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,971	$22,453
Marketable securities	32,232	49,701
Accounts receivable	1,127	1,001
Prepaid expenses and other current assets	1,515	1,360

Total current assets	55,845	74,515
Property and equipment, net	6,516	6,404
Goodwill	2,312	2,312
Other intangible assets, net	54	299
Restricted cash	668	652
Other assets	112	67

Total assets	$65,507	$84,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,880	$2,329
Accrued liabilities	8,158	10,943
Deferred revenues	1,429	1,429

Total current liabilities	11,467	14,701
Deferred revenues, noncurrent	5,298	5,655
Long-term note payable to Symphony Dynamo Holdings LLC	11,407	10,939
Long-term contingent liability to Symphony Dynamo Holdings LLC	840	843
Commitments and contingencies (Note 6)
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock: $0.001 par value; 250,000 and 150,000 shares authorized at March 31, 2011 and December 31, 2010, respectively; 116,014 and 115,611 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	116	116
Additional paid-in capital	372,105	369,686
Accumulated other comprehensive loss:
Unrealized gain (loss) on marketable securities available-for-sale	9	(17)
Cumulative translation adjustment	(324)	(729)

Total accumulated other comprehensive loss	(315)	(746)
Accumulated deficit	(335,411)	(316,945)

Total stockholders’ equity	36,495	52,111

Total liabilities and stockholders’ equity	$65,507	$84,249

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Collaboration revenue	$366	$7,421
Grant revenue	889	862
Service and license revenue	489	61

Total revenues	1,744	8,344
Operating expenses:
Research and development	14,672	12,480
General and administrative	4,754	4,570
Amortization of intangible assets	245	245

Total operating expenses	19,671	17,295

Loss from operations	(17,927)	(8,951)
Interest income	33	2
Interest expense	(490)	(399)
Other income (expense)	(82)	164

Net loss	$(18,466)	$(9,184)

Basic and diluted net loss per share	$(0.16)	$(0.17)

Shares used to compute basic and diluted net loss per share	115,726	54,364

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(18,466)	$(9,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360	399
Amortization of intangible assets	245	245
Non-cash interest associated with long-term note payable to Symphony Dynamo Holdings LLC	468	399
Fair value adjustment of the warrant and contingent liabilities to Symphony Dynamo Holdings LLC	(3)	(183)
Accretion and amortization of marketable securities	354	—
Stock-based compensation expense	1,480	541
Changes in operating assets and liabilities:
Accounts receivable	(126)	(257)
Prepaid expenses and other current assets	(155)	(216)
Restricted cash and other assets	(61)	(1,024)
Accounts payable	(449)	(595)
Accrued liabilities and other long term liabilities	(2,785)	3,064
Deferred revenues	(357)	(691)

Net cash used in operating activities	(19,495)	(7,502)

Investing activities
Purchases of marketable securities	(1,004)	—
Proceeds from maturities of marketable securities	18,145	—
Purchases of property and equipment, net	(141)	394

Net cash provided by investing activities	17,000	394

Financing activities
Proceeds from issuance of common stock, net of issuance costs	834	871
Proceeds from employee stock purchase plan	40	42
Proceeds from exercise of stock options	65	3

Net cash provided by financing activities	939	916

Effect of exchange rate on cash and cash equivalents	74	(448)

Net decrease in cash and cash equivalents	(1,482)	(6,640)
Cash and cash equivalents at beginning of period	22,453	36,720

Cash and cash equivalents at end of period	$20,971	$30,080

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$836	$—

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

Our pipeline of product candidates includes: HEPLISAV; clinical-stage programs for our Universal Flu vaccine, autoimmune program partnered with GlaxoSmithKline (“GSK”) and hepatitis C and hepatitis B therapies; and a preclinical program partnered with AstraZeneca. We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases. Our product candidates are based on the use of immunostimulatory and immunoregulatory sequences. We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2010 has been derived from audited financial statements at that date, but does not include all disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”) and Symphony Dynamo, Inc. (“SDI”). All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2011, we had cash, cash equivalents and marketable securities of $53.2 million, restricted cash of $0.7 million and working capital of $44.4 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents and marketable securities on hand at March 31, 2011, anticipated revenues from existing agreements and the funding available to us under the September 2010 Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”).

In order to continue development of our product candidates, particularly HEPLISAV, we will need to raise additional funds. This may occur through our Purchase Agreement with Aspire Capital, future public or private financings, and/or strategic alliance and licensing arrangements. Sufficient funding may not be available on acceptable terms or at all. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program or our other development programs while we seek strategic alternatives.

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

Significant Accounting Policies

We believe that there have been no significant changes in our critical accounting policies during the quarter ended March 31, 2011 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the changes to our accounting policies related to revenue recognition as discussed below.

Revenue Recognition

Our revenues are derived from collaborative and service agreements as well as grants. We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which amends the criteria related to identifying separate units of accounting and provides guidance on whether multiple deliverables exist, how an arrangement should be separated and the consideration allocated. The adoption of the standard did not impact our financial position or results of operations as of and for the quarter ended March 31, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. The adoption of this standard may result in revenue recognition patterns for future agreements that are different from those recognized for our existing multiple-element arrangements.

Non-refundable upfront fees received for license and collaborative agreements entered into prior to January 1, 2011 are deferred and recognized over our expected performance period. Revenue is recognized on a ratable basis, unless we determine that another methodology is more appropriate, through the date at which our performance obligations are completed. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

On January 1, 2011, we elected to prospectively adopt ASU 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone does not include events for which the occurrence is contingent solely on the passage of time or solely on a collaboration partner’s performance. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time we entered into these agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the quarter ended March 31, 2011.

Milestone payments that were contingent upon the achievement of substantive at-risk performance criteria were recognized on a ratable basis through the date at which our performance obligations were completed. All revenue recognized to date under our collaborative agreements has been nonrefundable.

Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of our partner. For such contingent payments we expect to recognize the payments as revenue upon receipt, provided that collection is reasonably assured and the other revenue recognition criteria have been satisfied.

Revenues from manufacturing services are recognized upon meeting the criteria for substantial performance and acceptance by the customer.

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

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the Financial Accounting Standards Board (“FASB”) reached a consensus on Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the consensus, entities can make an accounting policy election to use the milestone method and recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this issue is limited to transactions involving research or development. This new guidance was effective for fiscal years beginning on or after June 15, 2010, and we adopted it prospectively as of January 1, 2011 such that it is applicable to milestones achieved after that date. Although the adoption of this standard did not have a material impact on our financial position or results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

Accounting Standards Update 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 eliminates the requirement to establish the fair value of undelivered products and services in order to treat deliverables in an arrangement as separate units of accounting and provides for separate revenue recognition based upon management’s estimate of the relative selling price for each deliverable in an arrangement. This new guidance was effective for fiscal years beginning on or after June 15, 2010, and we adopted it prospectively as of January 1, 2011 such that it is applicable to revenue arrangements entered into or materially modified on or after that date. Although the adoption of this standard did not have a material impact on our financial position and results of operations, this standard may impact us in the future in the event we enter into new collaboration arrangements or modify existing collaborative relationships.

2. Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,617	$—	$—	$18,617
U.S. government agency securities	—	29,474	—	29,474
Corporate debt securities	—	2,759	—	2,759

Total assets	$18,617	$32,233	$—	$50,850

Liabilities:
Long-term contingent liability to Symphony Dynamo Holdings LLC	$—	—	$840	$840

Total liabilities	$—	$—	$840	$840

Assets

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Marketable securities are primarily comprised of U.S. government sponsored and corporate debt securities which are measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

When determining if there are any “other-than-temporary” impairments on our investments, we evaluate: (i) whether the investment has been in a continuous realized loss position for over twelve months, (ii) the duration to maturity of our investments, (iii) our intention to hold the investments to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through March 31, 2011, we have not recognized any “other-than-temporary” losses on our investments. There were no sales of marketable securities during the quarters ended March 31, 2011 and 2010.

Liabilities

In connection with our acquisition of SDI in December 2009, we are obligated to make future contingent cash payments to the former Symphony Dynamo Holdings LLC (“Holding”) shareholders related to certain payments received by us, if any, from future partnering agreements pertaining to our hepatitis C and cancer therapy programs. We estimated the fair value of this contingent liability using a discounted cash flow model. The discounted cash flow model was derived from management’s assumptions regarding the timing, amounts and probability of potential upfront and milestone payments for the development and/or commercialization of the hepatitis C program based on transactions for similar stage programs by other companies. These cash flows were discounted at a 16% rate at March 31, 2011.

Changes in the fair value of the contingent liability are recognized in Other income (expense) in the statement of operations in the period of the change. Certain events including, but not limited to, the timing and terms of any strategic partnership agreement related to the hepatitis C therapy program could have a material impact on the fair value of the contingent liability, and as a result, our results of operations and financial position. Based on our assumptions regarding our beta and risk free interest rate used in the discounted cash flow model, the change in fair value of the contingent liability resulted in other income of $3 thousand for the quarter ended March 31, 2011.

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the quarter ended March 31, 2011 (in thousands):

Contingent Liability to Holdings	Amount
Fair value measurement at December 31, 2010	$843
Adjustment to fair value measurement	(3)

Balance as of March 31, 2011	$840

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities included in cash and cash equivalents and marketable securities as of March 31, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2011:
Certificates of deposit and money market funds	$19,450	$—	$—	$19,450
U.S. government agency securities	29,465	9	—	29,474
Corporate debt securities	2,758	—	—	2,758

Total	$51,673	$9	$—	$51,682

December 31, 2010:
Certificates of deposit and money market funds	$19,797	$—	$—	$19,797
U.S. Government agency securities	49,056	—	(17)	49,039
Corporate debt securities	1,764	—	—	1,764

Total	$70,617	$—	$(17)	$70,600

There were no realized gains or losses from the sale of marketable securities in the quarters ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, all of our investments have a stated maturity date that is within one year of the current balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity.

4. Intangible Assets

Intangible assets consist primarily of a manufacturing process and customer relationships. The manufacturing process intangible derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following table presents details of the purchased intangible assets at March 31, 2011 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(3,629)	$41
Customer relationships	5	1,230	(1,217)	13

Total	5	$4,900	$(4,846)	$54

The estimated future amortization expense of purchased intangible assets is $54 thousand that will be expensed in 2011.

5. Financing Agreements

On September 20, 2010, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of Dynavax common stock over the 25-month term of the Purchase Agreement. Under the Purchase Agreement, we agreed to pay Aspire Capital a commitment fee equal to 4% of $30.0 million in consideration for Aspire Capital’s obligation to purchase up to $30.0 million of Dynavax common stock. We paid this commitment fee of $1.2 million by the issuance of 600,000 shares of our common stock and this fee was recorded as a cost of raising capital and netted against the gross proceeds from the Purchase Agreement in September 2010. Upon execution of the Purchase Agreement, we sold 1,000,000 shares of common stock to Aspire Capital at a purchase price of $2.00 per share, for an aggregate purchase price of $2.0 million.

Pursuant to the Purchase Agreement, on any business day on which the closing sale price of our common stock exceeds $1.00, over the 25-month term of the Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice directing Aspire Capital to purchase up to 150,000 Purchase Shares per business day (defined in the Purchase Agreement as any day on which the principal market is open for trading including any day on which the principal market is open for trading for a period of time less than the customary time). We and Aspire Capital may mutually agree to increase the number of shares that may be sold per business day to as much as an additional 1,000,000 Purchase Shares per business day. The purchase price per Purchase Share is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities. During the quarter ended March 31, 2011, we sold through Aspire Capital an aggregate of 300,000 shares of common stock for net proceeds of $0.8 million. As of March 31, 2011, we could offer and sell from time to time through Aspire Capital up to an additional $25.9 million in aggregate offering proceeds of our common stock under the Purchase Agreement. In April 2011, we raised approximately $3.1 million from the issuance of 1,200,000 shares of common stock under the Purchase Agreement.

6. Commitments and Contingencies

We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2017 and March 2023, respectively. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. We entered into sublease agreements under the Düsseldorf Lease for a certain portion of the leased space. The sublease income is offset against our rent expense. Total net rent expense related to our operating leases for the quarters ended March 31, 2011 and 2010 was $0.4 million and $0.6 million, respectively. Deferred rent was $0.6 million as of March 31, 2011.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2011, excluding payments from the sublease agreements, are as follows (in thousands):

Year ending December 31,
2011 (remaining nine months)	$1,358
2012	1,840
2013	1,859
2014	1,816
Thereafter	8,489

Total	$15,362

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2011 and December 31, 2010. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of March 31, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of March 31, 2011.

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, we are obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $0.8 million as of March 31, 2011.

In connection with the exercise of our purchase of all of the outstanding equity of SDI on December 30, 2009, we issued a note to Holdings in the principal amount of $15 million. We estimated the fair value of the non-interest bearing note payable to Holdings using a net present value model using a discount rate of 17%. Imputed interest will be recorded as interest expense over the term of the loan. The principal amount of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. If we elect to pay the note in shares of our common stock, the number of shares issued will be determined by our stock price at the date of payment.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2011, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $16.1 million through 2015. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies.

7. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis and rheumatoid arthritis. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs. We are eligible to receive potential contingent development payments which we have determined to be substantive milestones. In April 2011, we earned a $6.0 million milestone payment from GSK for the initiation of a Phase 1 clinical trial. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances, and we are eligible to receive contingent option exercise payments. After exercising its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales and have retained an option to co-develop and co-promote one product. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the quarters ended March 31, 2011 and 2010, we recognized revenue of $0.4 million in each year related to the initial payment and, as of March 31, 2011, deferred revenue of $6.7 million relates to the initial payment.

AstraZeneca

In September 2006, we entered into a three-year research collaboration and license agreement with AstraZeneca for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease. The research term of this agreement was extended through July 2010. The collaboration is using our proprietary second-generation TLR9 agonist immunostimulatory sequences (“ISS”). AstraZeneca has the right to sublicense its rights upon our prior consent. We have the option to co-promote in the United States products arising from the collaboration, if any. We received an upfront payment of $10 million, a milestone payment of $4.5 million for the nomination of a candidate drug, and are eligible to receive potential future development milestones. Upon commercialization, we are also eligible to receive royalties based on product sales, if any.

Revenue from the upfront payment had been deferred until we amended certain indemnification obligations in our agreement with AstraZeneca which allowed for the upfront payment to be fully recognized as collaboration revenue in the third quarter of 2010. Revenue from the milestone payment was deferred and recognized ratably over the estimated research period through July 2010. Revenues from this agreement were immaterial in 2011. For the quarter ended March 31, 2010, we recognized revenue of $0.4 million related to the milestone for the nomination of a candidate drug and $2.7 million from the performance of research services.

National Institutes of Health and Other Funding

In August 2010, we awarded a grant from the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (NIAID) to take a systems biology approach to study the differences between individuals that do or do not respond to vaccination against the HBV. This study will be one of several projects covered in a five-year, $17.6 million grant to the Baylor Institute of Immunology Research in Dallas as part of the Human Immune Phenotyping Centers program. For the quarter ended March 31, 2011 we recognized revenue of approximately $0.1 million related to this grant.

In July 2010, we were awarded a $0.6 million grant from the NIH to explore the feasibility of developing a universal vaccine to prevent infection by human papilloma virus (HPV). For the quarter ended March 31, 2011 we recognized revenue of approximately $0.1 million related to this grant.

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the NIH’s National Institute of Allergy and Infectious Diseases (NIAID) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the quarters ended March 31, 2011 and 2010, we recognized revenue of approximately $0.5 million and $0.7 million, respectively, related to this contract.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus (SLE), an autoimmune disease. For the quarters ended March 31, 2011 and 2010, we recognized revenue of approximately $49 thousand and $0.1 million respectively.

8. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 36.9 million and 12.4 million shares of common stock as of March 31, 2011 and 2010, respectively, were excluded from the calculation of diluted net loss per share for the quarters ended March 31, 2011 and 2010 because the effect would have been anti-dilutive.

9. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in net loss. Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(18,466)	$(9,184)
Increase in unrealized gain on marketable securities available-for-sale	26	—
Increase (decrease) in cumulative translation adjustment	405	(448)

Comprehensive loss	$(18,035)	$(9,632)

10. Stockholders’ Equity

As of March 31, 2011, we had four share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program (the “2004 Plan”); the 2004 Employee Stock Purchase Plan; 2010 Employment Inducement Stock Awards Plan (the “2010 Inducement Plan”); and the 2011 Equity Incentive Plan (the “2011 Plan”). The 1997 Equity Incentive Plan (the “1997 Plan”) expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Prior to the adoption of the 2011 Plan, any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant. In January 2011, the Company’s stockholders approved the 2011 Plan. The 2011 Plan provides for the issuance of up to 15,000,000 shares of Dynavax Common Stock to employees and non-employees of the Company and became effective on January 6, 2011. The 2011 Plan is administered by the Company’s Board of Directors (the “Board”), or a designated committee of the Board, and awards granted under the 2011 Plan have a term of 10 years unless earlier terminated by the Board. Upon the effectiveness of the 2011 Plan, no additional awards will be granted under either the 2004 Plan or the 2010 Inducement Plan. As of January 6, 2011, all shares currently subject to awards outstanding under the 1997 Plan, 2004 Plan or 2010 Inducement Plan that expire or are forfeited will be included in the reserve for the 2011 Plan to the extent such shares would otherwise return to such plans.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Weighted-average fair value per share	$2.81	$1.41	$2.52	$1.43
Risk-free interest rate	1.60%	2.0%	0.53%	0.4%
Expected life (in years)	4.0	4.0	1.16	0.7
Volatility	1.61	1.6	1.62	1.6
Expected dividends	—	—	—	—

Expected volatility is based on historical volatility of our stock and comparable peer data. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, and non-executive level employees were grouped and considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is 0% for all years and is based on our history and expectation of dividend payouts.

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods. For equity awards with performance-based vesting criteria, the fair value is amortized to expense when the achievement of the vesting criteria becomes probable. As of March 31, 2011, the total unrecognized compensation cost related to non-vested equity awards amounted to $10.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years and one year for options and restricted stock units, respectively.

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2011	2010
Employee and director stock-based compensation expense	$1,480	$515
Other stock-based compensation expense	—	26

Total	$1,480	$541

	Three Months Ended March 31,
	2011	2010
Research and development expense	$512	$(59)
General and administrative expense	968	600

Total	$1,480	$541

Activity under the stock option plans was as follows:

	Options and Awards Available for Grant	Number of Options Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2010	646,392	6,868,037	$3.05
2011 Plan options authorized	15,000,000	—	—
Options granted	(3,997,400)	3,997,400	$3.13
Options exercised	—	(45,250)	$1.34
Options cancelled:
Options forfeited (unvested)	38,400	(38,400)	$2.48
Options expired (vested)	5,704	(5,704)	$2.80
Awards cancelled (unvested)	—	—	—

Balance at March 31, 2011	11,693,096	10,776,083	$3.09

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	9,416,706	$3.16	7.7	$4,600,339
Options exercisable	3,888,494	$4.12	5.4	$1,629,599

Employee Stock Purchase Plan

As of March 31, 2011, 996,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (the “Purchase Plan”), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 508,876 shares of our common stock under the Purchase Plan. At March 31, 2011, 487,124 shares of our common stock remained available for future purchases.

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

Our pipeline of product candidates includes: HEPLISAV; clinical-stage programs for our Universal Flu vaccine, autoimmune program partnered with GlaxoSmithKline (“GSK”) and hepatitis C and hepatitis B therapies; and a preclinical program partnered with AstraZeneca. We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat infectious and inflammatory diseases. Our product candidates are based on the use of immunostimulatory and immunoregulatory sequences.

Recent Developments

In April 2011, we initiated a Phase 1 trial in our lupus program, which entitles Dynavax to receive a $6 million milestone payment from GSK. The study will assess the safety of DV1179, an inhibitor of TLR7 and TLR9, in multiple ascending doses. A total of 24 healthy subjects, divided into three dose groups, will each receive four weekly injections of DV1179. Data from this study is expected later this year. Following successful completion of the trial, we expect to initiate a proof-of-mechanism study in lupus patients.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies, and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the quarter ended March 31, 2011 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the changes to our accounting policies as discussed below.

Revenue Recognition

Our revenues are derived from collaborative and service agreements as well as grants. We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which amends the criteria related to identifying separate units of accounting and provides guidance on whether multiple deliverables exist, how an arrangement should be separated and the consideration allocated. The adoption of the standard did not impact our financial position or results of operations as of and for the quarter ended March 31, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. The adoption of this standard may result in revenue recognition patterns for future agreements that are different from those recognized for our existing multiple-element arrangements.

Non-refundable upfront fees received for license and collaborative agreements entered into prior to January 1, 2011 are deferred and recognized over our expected performance period. Revenue is recognized on a ratable basis, unless we determine that another methodology is more appropriate, through the date at which our performance obligations are completed. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

On January 1, 2011, we elected to prospectively adopt ASU 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the entity. A milestone does not include events for which the occurrence is contingent solely on the passage of time or solely on a collaboration partner’s performance. A milestone is substantive if the consideration earned from the achievement of the milestone is consistent with our performance required to achieve the milestone or the increase in value to the collaboration resulting from our performance, relates solely to our past performance, and is reasonable relative to all of the other deliverables and payments within the arrangement.

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time we entered into these agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the quarter ended March 31, 2011.

Milestone payments that were contingent upon the achievement of substantive at-risk performance criteria were recognized in full upon achievement of those milestone events in accordance with the terms of the agreement and assuming all other revenue recognition criteria were met. All revenue recognized to date under our collaborative agreements has been nonrefundable.

Our license and collaboration agreements with certain partners also provide for contingent payments to us based solely upon the performance of our partner. For such contingent payments we expect to recognize the payments as revenue upon receipt, provided that collection is reasonably assured and the other revenue recognition criteria have been satisfied.

Revenues from manufacturing services are recognized upon meeting the criteria for substantial performance and acceptance by the customer.

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

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, grants, and services and license fees. Collaboration revenue includes amounts recognized under our collaboration agreements. Grant revenue includes amounts earned under government and private agency grants. Service and license fees include revenues related to research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2010 to 2011
Revenues:	2011	2010	$	%
Collaboration revenue	$366	$7,421	$(7,055)	(95)%
Grant revenue	889	862	27	3%
Service and license revenue	489	61	428	702%

Total revenues	$1,744	$8,344	$(6,600)	(79)%

Total revenues for the quarter ended March 31, 2011 decreased by $6.6 million, or 79%, as compared to the first quarter of 2010 primarily due to the reduction in collaboration revenue from our asthma program and from our terminated collaboration with Merck. Collaboration revenue in 2010 included $4.0 million from Merck in satisfaction of its obligations for the wind down period following termination and $3.1 million from AstraZeneca for research services that completed in July 2010. Service and license revenue for the first quarter of 2011 increased as compared to 2010 as a result of the timing of royalties received by Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

Research and Development Expense

Research and development expense consists of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings, manufacturing our product candidates and cost of sales relating to service and license revenue.

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2010 to 2011
Research and development expense:	2011	2010	$	%
Compensation and related personnel costs	$4,507	$3,402	$1,105	32%
Outside services	8,180	7,505	675	9%
Facility costs	1,473	1,632	(159)	(10)%
Non-cash stock-based compensation	512	(59)	571	968%

Total research and development expense	$14,672	$12,480	$2,192	18%

Research and development expense for the quarter ended March 31, 2011 increased by $2.2 million, or 18%, as compared to the same period in 2010 primarily due to the increase in compensation and related personnel costs that resulted from the increase in employee headcount. The increase in outside services over the same period in 2010 is primarily due to clinical development costs associated with HEPLISAV. The increase in non-cash stock-based compensation relates to option grants with performance-based vesting criteria associated with the HEPLISAV program.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2010 to 2011
General and administrative expense:	2011	2010	$	%
Compensation and related personnel costs	$1,826	$1,333	$493	37%
Outside services	1,051	1,038	13	1%
Legal costs	756	1,383	(627)	(45)%
Facility costs	171	223	(52)	(23)%
Non-cash stock-based compensation	950	593	357	60%

Total general and administrative expense	$4,754	$4,570	$184	4%

General and administrative expense for the quarter ended March 31, 2011 increased by $0.2 million, or 4%, as compared to the same period in 2010 due primarily to the increase in compensation and related personnel costs and non-cash stock-based compensation related to growth in the number of administrative employees to support the overall organization. These expenses were partially offset by decreases in legal costs related to patent activities.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and are being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $0.2 million for the quarters ended March 31, 2011 and 2010.

Interest Income, Interest Expense, and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Other income (expense) includes gains and losses on foreign currency translation, gains and losses on disposals of property and equipment, and the change in fair value of financial assets and liabilities such as the warrants and contingent consideration liabilities assumed in connection with the acquisition of Symphony Dynamo Inc., (“SDI”) on December 30, 2009. Interest expense relates to the note payable issued to Symphony Dynamo Holdings LLC (“Holdings”) in connection with our acquisition of SDI. The following is a summary of our interest income and expense and other income and expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%
Interest income	$33	$2	$31	1550%
Interest expense	$(490)	$(399)	$91	23%
Other income (expense)	$(82)	$164	$(246)	(150)%

Interest income for the quarter ended March 31, 2011 increased slightly over the same period in 2010 due to higher investment balances.

Interest expense for the quarter ended March 31, 2011 increased over the same period in 2010 due to interest accreted on the note payable to Holdings.

Other income (expense) for the quarter ended March 31, 2011 includes the change in fair value of the contingent liability to Holdings and foreign currency translation adjustments. For the quarter ended March 31, 2011, other expense primarily represents losses from foreign currency transactions.

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the Financial Accounting Standards Board (“FASB”) reached a consensus on Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the consensus, entities can make an accounting policy election to use the milestone method and recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this issue is limited to transactions involving research or development. This new guidance was effective for fiscal years beginning on or after June 15, 2010, and we adopted it prospectively as of January 1, 2011 such that it is applicable to milestones achieved after that date. Although the adoption of this standard did not have a material impact on our financial position or results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

Accounting Standards Update 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 eliminates the requirement to establish the fair value of undelivered products and services in order to treat deliverables in an arrangement as separate units of accounting and provides for separate revenue recognition based upon management’s estimate of the relative selling price for each deliverable in an arrangement. This new guidance was effective for fiscal years beginning on or after June 15, 2010, and we adopted it prospectively as of January 1, 2011 such that it is applicable to revenue arrangements entered into or materially modified on or after that date. Although the adoption of this standard did not have a material impact on our financial position and results of operations, this standard may impact us in the future in the event we enter into new collaboration arrangements or modify existing collaborative relationships.

Liquidity and Capital Resources

As of March 31, 2011, we had $53.2 million in cash, cash equivalents and marketable securities. Our funds are currently invested in short-term money market funds, government agency securities and corporate obligations.

Cash used in operating activities was $19.5 million for both quarters ended March 31, 2011 and 2010. The increase in cash usage compared to the prior year was due primarily to the net loss and reduction in working capital.

Cash provided by investing activities was $17.0 million during the quarter ended March 31, 2011 compared to $0.4 million for the same period in 2010. The increase was attributed to the net proceeds from maturities of marketable securities.

Cash provided by financing activities was $0.9 million during the quarter ended March 31, 2011 compared to $0.9 million for the same period in 2010. Cash provided by financing activities in 2011 included the proceeds from sales of our common stock under the September 2010 Common Stock Purchase Agreement (the “Purchase Agreement”) entered into with Aspire Capital (“Aspire Capital”) on September 20, 2010. Pursuant to the agreement Aspire Capital is committed to purchase an aggregate of $30.0 million of shares of our common stock over the 25-month term. During the quarter ended March 31, 2011, we sold 300,000 shares of common stock under the agreement with Aspire for net proceeds of $0.8 million. In April 2011, we raised approximately $3.1 million from the issuance of 1,200,000 shares and can offer and sell from time to time up to an additional $22.8 million in aggregate offering proceeds under the agreement.

We expect to continue to spend substantial funds in connection with development and manufacturing of our product candidates, particularly HEPLISAV; various human clinical trials for our product candidates; and protection of our intellectual property. In order to continue development of our product candidates, particularly HEPLISAV, we will need to raise additional funds. This may occur through our Purchase Agreement with Aspire Capital, future public or private financings and/or strategic alliance and licensing arrangements. Sufficient funding may not be available on acceptable terms or at all. Additionally equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

We currently estimate that we will have sufficient cash resources to meet our cash needs through the next twelve months based on cash and cash equivalents and marketable securities on hand at March 31, 2011, anticipated revenues from existing agreements and the funding available to us under the Purchase Agreement with Aspire Capital. We note that our independent registered public accounting firm has included in their audit opinion for the fiscal year ended December 31, 2010, a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Contractual Obligations

The following summarizes our significant contractual obligations as of March 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Future minimum payments under our operating leases, excluding payments from sublease agreements	$15,362	$1,358	$5,515	$3,741	$4,748
Long-term note payable to Symphony Dynamo Holdings	15,000	—	15,000	—	—

Total	$30,362	$1,358	$20,515	$3,741	$4,748

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively.

In connection with the exercise of our purchase of all of the outstanding equity of SDI on December 30, 2009, we issued a note to Holdings in the principal amount of $15 million. We estimated the fair value of the non-interest bearing note payable to Holdings using a net present value model using a discount rate of 17%. Imputed interest will be recorded as interest expense over the term of the loan. The principal amount of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. If we elect to pay the note in shares of our common stock, the number of shares issued will be determined by our stock price at the date of payment.

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, we are obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $0.8 million as of March 31, 2011.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of March 31, 2011 and December 31, 2010. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of March 31, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of March 31, 2011

In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future up-front fees, milestones and royalties on net sales of products originating from the licensed technologies. We consider these potential obligations to be contingent and have summarized all significant arrangements below.

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2011, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $16.1 million through 2015. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the Securities and Exchange Commission and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time to maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, government agency securities and corporate obligations, some of which are government-secured. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of March 31, 2011 was a negative $0.3 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. To date, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $335.4 million as of March 31, 2011. To date, our revenue has resulted from collaboration agreements, services and license fees from customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. We anticipate that we will incur substantial additional net losses in future years as a result of our investment in research and development activities.

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

Clinical trials for certain of our other product candidates are ongoing, and our other product candidates may never be commercialized or achieve profitability. Our ability to generate revenue depends upon demonstrating in clinical trials that our product candidates are safe and effective, obtaining regulatory approvals for our product candidates and entering into and maintaining successful collaborative relationships.

If we are unable to generate significant revenues or achieve profitability, we may be required to reduce or discontinue our current and planned operations, enter into a transaction that constitutes a change in control of the company or raise additional capital on less than favorable terms. Additionally, if we continue to incur substantial additional net losses without additional equity funding, we will continue to deplete our stockholders’ equity, and if such equity balance falls below the listing requirement threshold of $2.5 million for the NASDAQ Capital Market, we may be delisted.

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

We currently estimate that we have will sufficient resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents and marketable securities on hand at March 31, 2011, anticipated revenues from existing agreements and the funding available to us under the Purchase Agreement with Aspire Capital.

Sufficient additional financing through future public or private financings, strategic alliance and licensing arrangements or other financing sources may not be available on acceptable terms or at all. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

The sale of our common stock to Aspire Capital may cause dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

Shares offered to Aspire Capital under the Purchase Agreement may be sold over a period of up to 25 months from the date of the Purchase Agreement subject to the limitations and conditions of the agreement. The number of our shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement and the number of authorized shares we have available for sale. Aspire Capital may ultimately purchase all, some or none of the remaining common stock provided for in the Purchase Agreement. As of March 31, 2011, we have issued 2,650,000 shares of common stock under the Purchase Agreement. After Aspire Capital has acquired shares pursuant to the Purchase Agreement, it may sell all, some or none of those shares.

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

Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements for the year ended December 31, 2010 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

Risks Related to our Business

The success of our product candidates depends on timely achievement of successful clinical results and adequate evidence of a product manufactured by a well-controlled process that is safe and effective for its intended use and regulatory approval. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture are insufficient for regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

None of our product candidates has been approved for sale by any regulatory agency. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the United States, including the U.S. Food and Drug Administration (“FDA”) and by foreign regulatory agencies. Our success is primarily dependent on our ability to timely enroll patients in clinical trials, achieve successful clinical results, provide adequate evidence of a product manufactured by a well-controlled process that is safe and effective for its intended use and obtain regulatory approvals for our most advanced product candidates. Approval processes in the United States and in other countries are uncertain, can take many years and require the expenditure of substantial resources.

We will need to demonstrate in clinical trials that a product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. If we identify any safety issues associated with our product candidates, we may be restricted from initiating further trials for those products. Moreover, we may not see sufficient signs of efficacy in those studies. For our lead product, HEPLISAV, we must prepare and submit a Biologics License Application (BLA) to the FDA and corresponding applications to foreign regulatory agencies that must be approved by those agencies before we may sell the product.

Obtaining approval of a BLA by the FDA and corresponding foreign applications is highly uncertain and we may fail to obtain approval even if we are able to submit a BLA for HEPLISAV that is acceptable for review. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for HEPLISAV for many reasons, including: whether the data arising from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of a FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition or approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. In addition, we obtain guidance from regulatory authorities on certain aspects of our clinical development activities and seek to comply with written guidelines provided by the authorities. These discussions and written guidelines are not binding obligations on the part of the regulatory authorities and the regulatory authorities may require additional patients or studies to be conducted. Regulatory authorities may revise or retract previous guidance during the course of a clinical trial or after completion of the trial. The authorities may also disqualify a clinical trial from consideration in support of approval of a potential product if they deem the guidelines have not been met. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture are insufficient for regulatory approval.

Failure to timely and successfully complete clinical trials, show that our products are safe and effective and timely file and receive approval for our BLA would have a material adverse effect on our business and results of operations. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our partners may market the product or in the manner in which our product may be administered, which could significantly limit the commercial opportunity for such product.

Prior to granting product approval, the FDA must determine that our or our third party contractor’s manufacturing facilities meet current good manufacturing practice (“GMP”) requirements before we can use them in the commercial manufacture of our products. We and all of our contract manufacturers are required to comply with the applicable GMP current regulations. Manufacturers of biologics must also comply with FDA’s general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation sufficient to ensure the quality of the approved product.

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

We rely on third parties to conduct our clinical trials. If these third parties do not perform their obligations or meet expected deadlines our planned clinical trials may be extended, delayed, modified or terminated. While we conduct regular reviews of the data, we are dependent on the processes and quality control efforts of our third party contractors to ensure that detailed, quality records are maintained to support the results of the clinical trials which they are conducting on our behalf. Any extension, delay, modification or termination of our clinical trials or failure to ensure adequate documentation and the quality of the results in the clinical trials could delay or otherwise adversely affect our ability to commercialize our products and could have a material adverse effect on our business and operations.

HEPLISAV and most of our earlier stage programs rely on immunostimulatory sequences (“ISS”)-based technology. Serious adverse safety data relating to either 1018 ISS or other ISS-based technology may require us to reduce the scope of or discontinue our operations.

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

If HEPLISAV cannot be successfully developed or is not commercially viable, we will have to use the Düsseldorf facility for alternative manufacturing or research activities that may not fully utilize the facility’s capacity, resulting in continued operating costs that may not be offset by corresponding revenues. We may also consider other alternatives for the Düsseldorf facility, including its sale or closure, which would result in certain costs of disposal or discontinuation of operations. Discontinuation of operations in

Düsseldorf would be complex, expensive, time-consuming and difficult to execute without significant additional costs due to, among other things, international legal and tax considerations related to those operations. As a result, we may not realize cost savings associated with a potential closure of the Düsseldorf operations, if at all.

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

Two of our potential competitors, Merck and GlaxoSmithKline (“GSK”), are exclusive licensees of broad patents covering hepatitis B surface antigen, a component of HEPLISAV. In addition, the Institut Pasteur also owns or has exclusive licenses to patents covering hepatitis B surface antigen. While some of these patents have expired or will soon expire outside the United States, they remain in force in the United States. To the extent we are able to commercialize HEPLISAV in the United States while these patents remain in force, Merck, GSK or the Institut Pasteur may bring claims against us.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2011, we had 116,013,519 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

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

Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC (collectively, “Symphony”) currently collectively control approximately 9,031,431 shares of our common stock and warrants to purchase approximately 4,515,717 shares of our common stock. Based on the number of shares of our common stock that are outstanding as of March 31, 2011, Symphony owns approximately 8% of our total outstanding shares of our common stock. If Symphony exercises all of the warrants held by it and assuming no other issuances of our common stock, Symphony would own approximately 11% of our total outstanding shares of common stock as of March 31, 2011. In addition, Holdings, an affiliate of Symphony, holds a promissory note in the principal amount of $15 million, which may be satisfied in cash, Dynavax common stock or a combination of cash and Dynavax common stock, at our election. Finally, under the terms of the Standstill and Corporate Governance Letter Agreement we entered into with Holdings on December 30, 2009, for as long as Holdings and its affiliates, which include Symphony, beneficially own 10% or more of our outstanding common stock, we agreed to use our commercially reasonable efforts to cause to be elected and remain as directors on our Board of Directors one individual designated by Holdings and a second individual who shall be an independent third party designated by Holdings and reasonably acceptable to us. Holdings designated Mark Kessel, a partner of Symphony Capital LLC, as its designee and Mr. Kessel has been appointed to our Board of Directors. On July 22, 2010, the Board of Directors nominated Daniel L. Kisner, M.D. to the Board of Directors as the independent third party designee. As a result, Symphony, Holdings and their affiliates will be able to exercise substantial influence over the direction of the Company.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement

4.3(5)	Form of Warrant

4.4(6)	Form of Specimen Common Stock Certificate

4.5(2)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(2)	Form of Rights Certificate

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant

4.9(9)	Form of Warrant

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.60(11)	Amendment, dated January 6, 2011, to Management Service Contract between Dynavax Technologies Corporation and Zbigniew Janowicz.

10.61	Form of amendment to Management Continuity Agreement between Dynavax Technologies Corporation and each of its executive officers.

10.62(12)	2011 Equity Incentive Plan

10.63(13)	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement

10.64(14)	Form of Stock Option Grant Notice and Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(5)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.

(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 7, 2011.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit 99.1 to Dynavax Technologies Corporation’s Registration Statement (File No. 333-171552) on Form S-8, as filed with the SEC on January 6, 2011.
(13)	Incorporated by reference from such document filed with the SEC as an exhibit 99.2 to Dynavax Technologies Corporation’s Registration Statement (File No. 333-171552) on Form S-8, as filed with the SEC on January 6, 2011.
(14)	Incorporated by reference from such document filed with the SEC as an exhibit 99.3 to Dynavax Technologies Corporation’s Registration Statement (File No. 333-171552) on Form S-8, as filed with the SEC on January 6, 2011.

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4 (3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement

4.3(5)	Form of Warrant

4.4(6)	Form of Specimen Common Stock Certificate

4.5(2)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(2)	Form of Rights Certificate

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant

4.9(9)	Form of Warrant

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.60(11)	Amendment, dated January 6, 2011, to Management Service Contract between Dynavax Technologies Corporation and Zbigniew Janowicz.

10.61	Form of amendment to Management Continuity Agreement between Dynavax Technologies Corporation and each of its executive officers.

10.62(12)	2011 Equity Incentive Plan

10.63(13)	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement

10.64(14)	Form of Stock Option Grant Notice and Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(5)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.

(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 7, 2011.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit 99.1 to Dynavax Technologies Corporation’s Registration Statement (File No. 333-171552) on Form S-8, as filed with the SEC on January 6, 2011.
(13)	Incorporated by reference from such document filed with the SEC as an exhibit 99.2 to Dynavax Technologies Corporation’s Registration Statement (File No. 333-171552) on Form S-8, as filed with the SEC on January 6, 2011.
(14)	Incorporated by reference from such document filed with the SEC as an exhibit 99.3 to Dynavax Technologies Corporation’s Registration Statement (File No. 333-171552) on Form S-8, as filed with the SEC on January 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 6, 2011	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	By:	/s/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)