Form 10-Q
period 2011-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2011-08-03
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 28, 2011, the registrant had outstanding 123,418,023 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

This Quarterly Report on Form 10-Q includes “Dynavax” and “HEPLISAV” which are trademarks of Dynavax Technologies Corporation. Other brands, names and trademarks mentioned in this Quarterly Report on Form 10-Q are property of their respective owners.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$27,479	$22,453
Marketable securities	34,245	49,701
Accounts receivable	1,139	1,001
Prepaid expenses and other current assets	1,788	1,360

Total current assets	64,651	74,515
Property and equipment, net	6,570	6,404
Goodwill	2,312	2,312
Other intangible assets, net	—	299
Restricted cash	673	652
Other assets	224	67

Total assets	$74,430	$84,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,742	$2,329
Accrued liabilities	7,113	10,159
Deferred revenues	1,429	1,429

Total current liabilities	10,284	13,917
Deferred revenues, noncurrent	4,940	5,655
Long-term note payable to Symphony Dynamo Holdings LLC	11,874	10,939
Long-term contingent liability to Symphony Dynamo Holdings LLC	860	843
Other long-term accrued liabilities	642	784
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock: $0.001 par value; 250,000 and 150,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 123,418 and 115,611 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	123	116
Additional paid-in capital	391,925	369,686
Accumulated other comprehensive loss:
Unrealized gain (loss) on marketable securities available-for-sale	2	(17)
Cumulative translation adjustment	(174)	(729)

Total accumulated other comprehensive loss	(172)	(746)
Accumulated deficit	(346,046)	(316,945)

Total stockholders’ equity	45,830	52,111

Total liabilities and stockholders’ equity	$74,430	$84,249

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Collaboration revenue	$6,363	$1,341	$6,729	$8,762
Grant revenue	890	617	1,779	1,479
Service and license revenue	16	233	505	294

Total revenues	7,269	2,191	9,013	10,535

Operating expenses:
Research and development	13,257	14,045	27,929	26,525
General and administrative	4,054	4,173	8,808	8,743
Amortization of intangible assets	54	245	299	490

Total operating expenses	17,365	18,463	37,036	35,758

Loss from operations	(10,096)	(16,272)	(28,023)	(25,223)
Interest income	23	39	56	41
Interest expense	(487)	(431)	(977)	(830)
Other income (expense)	(75)	(11,340)	(157)	(11,176)

Net loss	$(10,635)	$(28,004)	$(29,101)	$(37,188)

Basic and diluted net loss per share	$(0.09)	$(0.34)	$(0.25)	$(0.54)

Shares used to compute basic and diluted net loss per share	117,864	82,012	116,801	68,264

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(29,101)	$(37,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704	771
Amortization of intangible assets	299	490
(Gain)/Loss on disposal of assets	(8)	—
Non-cash interest associated with long-term note payable to Symphony Dynamo Holdings LLC	935	798
Fair value adjustment of the warrant and contingent liabilities to Symphony Dynamo Holdings LLC	17	11,134
Accretion and amortization of marketable securities	617	42
Stock-based compensation expense	2,647	966
Changes in operating assets and liabilities:
Accounts receivable	(138)	(454)
Prepaid expenses and other current assets	(428)	(231)
Restricted cash and other assets	(178)	(2,028)
Accounts payable	(587)	(653)
Accrued liabilities and other long term liabilities	(3,188)	7,061
Deferred revenues	(715)	(2,003)

Net cash used in operating activities	(29,124)	(21,295)

Investing activities
Purchases of marketable securities	(19,509)	(28,357)
Proceeds from maturities of marketable securities	34,367	—
Purchases of property and equipment, net	(419)	(39)

Net cash provided (used) by investing activities	14,439	(28,396)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	19,487	42,060
Proceeds from employee stock purchase plan	40	42
Proceeds from exercise of stock options	65	43
Proceeds from exercise of warrants	7	—

Net cash provided by financing activities	19,599	42,145

Effect of exchange rate on cash and cash equivalents	112	(121)

Net increase (decrease) in cash and cash equivalents	5,026	(7,667)
Cash and cash equivalents at beginning of period	22,453	36,720

Cash and cash equivalents at end of period	$27,479	$29,053

Supplemental disclosure of cash flow information
Disposal of fully depreciated assets	$845	$—

Net change in unrealized gain on marketable securities	$19	$10

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

Our pipeline of product candidates includes: HEPLISAV; clinical-stage programs for our Universal Flu vaccine, autoimmune program partnered with GlaxoSmithKline (“GSK”) and hepatitis C and hepatitis B therapies; and a preclinical program partnered with AstraZeneca AB (“AstraZeneca”). We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases. Our product candidates are based on the use of immunostimulatory and immunoregulatory sequences. We originally incorporated in California on August 29, 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware on March 26, 2001.

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

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”) and Symphony Dynamo, Inc. (“SDI”). All significant intercompany accounts and transactions have been eliminated. We have reclassified the prior year deferred rent balance from current accrued liabilities to other long-term in order to conform to the current year presentation. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2011, we had cash, cash equivalents and marketable securities of $61.7 million, restricted cash of $0.7 million and working capital of $54.4 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents and marketable securities on hand at June 30, 2011, anticipated revenues from existing agreements and the funding available to us under the September 2010 Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”).

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

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Significant Accounting Policies

We believe that there have been no substantive changes in our significant accounting policies during the six months ended June 30, 2011 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the changes to our accounting policies related to revenue recognition as discussed below.

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

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which amends the criteria related to identifying separate units of accounting and provides guidance on whether multiple deliverables exist, how an arrangement should be separated and the consideration allocated. The adoption of the standard did not impact our financial position or results of operations as of and for the six months ended June 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. The adoption of this standard may result in revenue recognition patterns for future agreements that are different from those recognized for our existing multiple-element arrangements.

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time we entered into these agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the six months ended June 30, 2011.

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

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the Financial Accounting Standards Board (“FASB”) reached a consensus on Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the consensus, entities can make an accounting policy election to use the milestone method and recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this issue is limited to transactions involving research or development. This new guidance was effective for fiscal years beginning on or after June 15, 2010, and we adopted it prospectively as of January 1, 2011 such that it is applicable to milestones under existing agreements achieved after that date. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

2. Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$25,769	$—	$—	$25,769
U.S. government agency securities	—	24,421	—	24,421
Corporate debt securities	—	9,825	—	9,825

Total assets	$25,769	$34,246	$—	$60,015

Liabilities:
Long-term contingent liability to Symphony Dynamo Holdings LLC	$—	$—	$860	$860

Total liabilities	$—	$—	$860	$860

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,980	$—	$—	$18,980
U.S. government agency securities	—	49,039	—	49,039
Corporate debt securities	—	1,764	—	1,764

Total assets	$18,980	$50,803	$—	$69,783

Liabilities:
Long-term contingent consideration liability to Holdings	$—	$—	$843	$843

Total liabilities	$—	$—	$843	$843

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

When determining if there are any “other-than-temporary” impairments on our investments, we evaluate: (i) whether the investment has been in a continuous realized loss position for over twelve months, (ii) the duration to maturity of our investments, (iii) our intention to hold the investments to maturity and if it is more likely than not that we will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through June 30, 2011, we have not recognized any “other-than-temporary” losses on our investments. There were no sales of marketable securities during the quarters ended June 30, 2011 and 2010.

Liabilities

In connection with our acquisition of SDI in December 2009, we are obligated to make future contingent cash payments to the former Symphony Dynamo Holdings LLC (“Holding”) shareholders related to certain payments received by us, if any, from future partnering agreements pertaining to our hepatitis C and cancer therapy programs. We estimated the fair value of this contingent liability using a discounted cash flow model. The discounted cash flow model was derived from management’s assumptions regarding the timing, amounts and probability of potential upfront and milestone payments for the development and/or commercialization of the hepatitis C program based on transactions for similar stage programs by other companies. These cash flows were discounted at a 15% rate at June 30, 2011.

Changes in the fair value of the contingent liability are recognized in Other income (expense) in the statement of operations in the period of the change. Certain events including, but not limited to, the timing and terms of any strategic partnership agreement related to the hepatitis C therapy program could have a material impact on the fair value of the contingent liability, and as a result, our results of operations and financial position. Based on our assumptions regarding our beta and risk free interest rate used in the discounted cash flow model, the change in fair value of the contingent liability resulted in other expense of $17 thousand for the six months ended June 30, 2011.

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the six months ended June 30, 2011 (in thousands):

Contingent Liability to Holdings	Amount
Fair value measurement at December 31, 2010	$843
Adjustment to fair value measurement	17

Balance as of June 30, 2011	$860

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities included in cash and cash equivalents and marketable securities as of June 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2011:
Certificates of deposit and money market funds	$26,607	$—	$—	$26,607
U.S. government agency securities	24,417	4	—	24,421
Corporate debt securities	9,827	—	(2)	9,825

Total	$60,851	$4	$(2)	$60,853

December 31, 2010:
Certificates of deposit and money market funds	$19,797	$—	$—	$19,797
U.S. Government agency securities	49,056	—	(17)	49,039
Corporate debt securities	1,764	—	—	1,764

Total	$70,617	$—	$(17)	$70,600

There were no realized gains or losses from the sale of marketable securities in the quarters ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, all of our investments have a stated maturity date that is within one year of the balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity.

4. Intangible Assets

Intangible assets consist primarily of a manufacturing process and customer relationships. The manufacturing process intangible derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following table presents details of the purchased intangible assets, which were fully amortized at June 30, 2011 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(3,670)	$—
Customer relationships	5	1,230	(1,230)	—

Total	5	$4,900	$(4,900)	$—

5. Financing Agreements

On September 20, 2010, we entered into a Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of Dynavax common stock over the 25-month term of the Purchase Agreement. Under the Purchase Agreement, we agreed to pay Aspire Capital a commitment fee equal to 4% of $30.0 million in consideration for Aspire Capital’s obligation to purchase up to $30.0 million of Dynavax common stock. We paid this commitment fee of $1.2 million by the issuance of 600,000 shares of our common stock and this fee was recorded as a cost of raising capital and netted against the gross proceeds from the Purchase Agreement in September 2010. Upon execution of the Purchase Agreement, we sold 1,000,000 shares of common stock to Aspire Capital at a purchase price of $2.00 per share, for an aggregate purchase price of $2.0 million.

Pursuant to the Purchase Agreement, on any business day on which the closing sale price of our common stock exceeds $1.00, over the 25-month term of the Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice directing Aspire Capital to purchase up to 150,000 Purchase Shares per business day (defined in the Purchase Agreement as any day on which the principal market is open for trading including any day on which the principal market is open for trading for a period of time less than the customary time). We and Aspire Capital may mutually agree to increase the number of shares that may be sold per business day to as much as an additional 1,000,000 Purchase Shares per business day. The purchase price per Purchase Share is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities. During the six months ended June 30, 2011, we sold through Aspire Capital an aggregate of 7,700,000 shares of common stock for net proceeds of $19.5 million. As of June 30, 2011, we could offer and sell from time to time through Aspire Capital up to an additional $7.2 million in aggregate offering proceeds of our common stock under the Purchase Agreement.

6. Commitments and Contingencies

We lease our facilities in Berkeley, California, or the Berkeley Lease, and Düsseldorf, Germany, or the Düsseldorf Lease, under operating leases that expire in September 2017 and March 2023, respectively. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. We entered into sublease agreements under the Düsseldorf Lease for a certain portion of the leased space. The sublease income is offset against our rent expense. Total net rent expense related to our operating leases for the six months ended June 30, 2011 and 2010 was $0.9 million and $1.2 million, respectively. Deferred rent was $0.6 million as of June 30, 2011.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2011, excluding payments from the sublease agreements, are as follows (in thousands):

Year ending December 31,
2011 (remaining six months)	$916
2012	1,855
2013	1,873
2014	1,828
Thereafter	8,592

Total	$15,064

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2011 and December 31, 2010. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of June 30, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of June 30, 2011 and December 31, 2010.

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, we are obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $0.9 million as of June 30, 2011.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2011, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $12.3 million through 2015. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies.

7. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis and rheumatoid arthritis. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs. We are eligible to receive potential contingent development payments which we have determined to be substantive milestones. During the quarter ended June 30, 2011, we received a milestone payment of $6.0 million for the initiation of a Phase 1 clinical trial. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances, and we are eligible to receive contingent option exercise payments. If GSK exercises its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales, if any, and have retained an option to co-develop and co-promote one product under this agreement.

Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For the six months ended June 30, 2011 and 2010, we recognized revenue of $0.7 million in each year related to the initial payment and, as of June 30, 2011, deferred revenue of $6.4 million relates to the initial payment. Revenue from the milestone payment of $6 million was recorded as revenue during the quarter ended June 30, 2011.

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

Revenue from the upfront payment had been deferred until we amended certain indemnification obligations in our agreement with AstraZeneca which allowed for the upfront payment to be fully recognized as collaboration revenue in the third quarter of 2010. Revenue from the milestone payment was deferred and recognized ratably over the estimated research period through July 2010. Revenues from this agreement were immaterial for 2011. For the six months ended June 30, 2010, we recognized revenue of $0.8 million related to the milestone for the nomination of a candidate drug and $3.3 million from the performance of research services.

National Institutes of Health and Other Funding

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (NIAID) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of Dynavax’s program under Contract No. HHSN272200800038C. For the six months ended June 30, 2011 and 2010, we recognized revenue of approximately $1.1 million in each year related to this contract.

In August 2010, we awarded a grant from the NIH’s NIAID to take a systems biology approach to study the differences between individuals that do or do not respond to vaccination against the HBV. This study will be one of several projects covered in a five-year, $17.6 million grant to the Baylor Institute of Immunology Research in Dallas as part of the Human Immune Phenotyping Centers program. For the six months ended June 30, 2011, we recognized revenue of approximately $0.4 million related to this grant.

In July 2010, we were awarded a $0.6 million grant from the NIH to explore the feasibility of developing a universal vaccine to prevent infection by human papilloma virus (HPV). For the six months ended June 30, 2011 we recognized revenue of approximately $0.1 million related to this grant.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus (SLE), an autoimmune disease. For the six months ended June 30, 2011 and 2010, we recognized revenue of approximately $57 thousand and $0.2 million respectively.

8. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, options, restricted stock units and warrants are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and equity awards to purchase 37.0 million and 32.6 million shares of common stock as of June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted net loss per share for the quarters ended June 30, 2011 and 2010 because the effect would have been anti-dilutive.

9. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in net loss. Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(10,635)	$(28,004)	$(29,101)	$(37,188)
Increase (decrease) in unrealized gain on marketable securities available-for-sale	(7)	10	19	10
Increase (decrease) in cumulative translation adjustment	150	(604)	555	(1,052)

Comprehensive loss	$(10,492)	$(28,598)	$(28,527)	$(38,230)

10. Stockholders’ Equity

As of June 30, 2011, we had four share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program (the “2004 Plan”); the 2004 Employee Stock Purchase Plan; 2010 Employment Inducement Stock Awards Plan (the “2010 Inducement Plan”); and the 2011 Equity Incentive Plan (the “2011 Plan”). The 1997 Equity Incentive Plan (the “1997 Plan”) expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. Prior to the adoption of the 2011 Plan, any outstanding options under the 1997 Plan that are cancelled in future periods will automatically expire and will no longer be available for grant. In January 2011, the Company’s stockholders approved the 2011 Plan.

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

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Weighted-average fair value per share	$2.30	$1.35	$2.78	$1.40	$2.52	$1.54
Risk-free interest rate	1.3%	2.1%	1.6%	2.0%	0.52%	0.4%
Expected life (in years)	4.0	4.0	4.0	4.0	1.2	0.6
Volatility	1.6	1.6	1.6	1.6	1.6	1.6
Expected dividends	—	—	—	—	—	—

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

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods. For equity awards with performance-based vesting criteria, the fair value begins to be amortized to expense when the achievement of the vesting criteria becomes probable. As of June 30, 2011, the total unrecognized compensation cost related to non-vested equity awards amounted to $10.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years and one year for options and restricted stock units, respectively.

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee and director stock-based compensation expense	$1,167	$418	$2,647	$933
Other stock-based compensation expense	—	7	—	33

Total	$1,167	$425	$2,647	$966

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expense	$531	$148	$1,043	$89
General and administrative expense	636	277	1,604	877

Total	$1,167	$425	$2,647	$966

Activity under the stock option plans was as follows:

	Options and Awards Available for Grant	Number of Options Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2010	646,392	6,868,037	$3.05
2011 Plan options authorized	15,000,000	—	—
Options granted	(4,259,400)	4,259,400	$3.10
Options exercised	—	(45,250)	$1.34
Options cancelled:
Options forfeited (unvested)	230,075	(230,075)	$1.82
Options expired (vested)	13,704	(13,704)	$2.92
Awards cancelled (unvested)	—	—	—

Balance at June 30, 2011	11,630,771	10,838,408	$3.10

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	9,670,324	$3.16	7.55	$4,526,905
Options exercisable	3,973,869	$4.08	5.27	$1,675,235

Employee Stock Purchase Plan

As of June 30, 2011, 996,000 shares were reserved and approved for issuance under the Employee Stock Purchase Plan (the “Purchase Plan”), subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 508,876 shares of our common stock under the Purchase Plan. At June 30, 2011, 487,124 shares of our common stock remained available for future purchases.

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

Our pipeline of product candidates includes: HEPLISAV; clinical-stage programs for our Universal Flu vaccine, autoimmune program partnered with GlaxoSmithKline (“GSK”) and hepatitis C and hepatitis B therapies; and a preclinical program partnered with AstraZeneca AB (“AstraZeneca”). We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat infectious and inflammatory diseases. Our product candidates are based on the use of immunostimulatory and immunoregulatory sequences.

Recent Developments

HEPLISAV

In July 2011, we reported top-line data from our Phase 3 trial comparing HEPLISAV to a currently marketed hepatitis B virus (“HBV”) vaccine, Engerix-B®. The study, which included 2,449 healthy adults 40 to 70 years of age, evaluated a two-dose regimen of HEPLISAV administered at 0 and 1 month compared to a three-dose regimen of Engerix-B administered at 0, 1 and 6 months, and demonstrated non-inferiority, superiority and the safety of HEPLISAV. Data supporting lot consistency in this trial was submitted to the Food and Drug Administration (FDA), and we were notified that the Center for Biologics Evaluation and Research at the FDA agreed that clinical consistency of three consecutively manufactured lots of HEPLISAV had been demonstrated.

DV1179 (IRS) for Autoimmune and Inflammatory Diseases

In April 2011, we initiated a Phase 1 trial in our lupus program and subsequently received a $6 million milestone payment from GSK. The study will assess the safety of DV1179, an inhibitor of TLR7 and TLR9, in multiple ascending doses. A total of 24 healthy subjects, divided into three dose groups, each receive four weekly injections of DV1179.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies, and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2011 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the changes to our revenue recognition policy as discussed below.

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

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which amends the criteria related to identifying separate units of accounting and provides guidance on whether multiple deliverables exist, how an arrangement should be separated and the consideration allocated. The adoption of the standard did not impact our financial position or results of operations as of and for the six months ended June 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. The adoption of this standard may result in revenue recognition patterns for future agreements that are different from those recognized for our existing multiple-element arrangements.

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time we entered into these agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the six months ended June 30, 2011.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2010 to 2011		Six Months Ended June 30,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%	2011	2010	$	%
Revenues:
Collaboration revenue	$6,363	$1,341	$5,022	374%	$6,729	$8,762	$(2,033)	(23%)
Grant revenue	890	617	273	44%	1,779	1,479	300	20%
Service and license revenue	16	233	(217)	(93%)	505	294	211	72%

Total revenues	$7,269	$2,191	$5,078	232%	$9,013	$10,535	$(1,522)	(14%)

Total revenues for the three months ended June 30, 2011 increased by $5.1 million, or 232%, as compared to the same period in 2010. The increase was primarily due to a milestone payment of $6.0 million from GSK for the initiation of a Phase 1 clinical trial offset by a reduction in collaboration revenue from our asthma program during the second quarter of 2011. Grant revenue for the three months ended June 30, 2011 increased due to grants awarded by the Baylor Institute and the NIH. Service and license revenue for the three months ended June 30, 2011 decreased as compared to 2010 as a result of the timing of royalties received by Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

Total revenues for the six months ended June 30, 2011 decreased by $1.5 million, or 14%, as compared to the same period in 2010 primarily due to the reduction in collaboration revenue from our asthma program and from our terminated collaboration with Merck. Collaboration revenue in 2010 included $4.0 million from Merck in satisfaction of its obligations for the wind down period following termination and $4.0 million from AstraZeneca for research services that completed in July 2010. Grant revenue for the six months ended June 30, 2011 increased due to grants awarded by the Baylor Institute and the NIH. Service and license revenue for the six months ended June 30, 2011 increased as compared to 2010 as a result of the timing of royalties received by Rhein.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2010 to 2011		Six Months Ended June 30,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%	2011	2010	$	%
Research and development:
Compensation and related personnel costs	$4,694	$3,838	$856	22%	$9,201	$7,242	$1,959	27%
Outside services	6,653	8,490	(1,837)	(22%)	14,833	15,994	(1,161)	(7%)
Facility costs	1,379	1,568	(189)	(12%)	2,852	3,200	(348)	(11%)
Non-cash stock-based compensation	531	149	382	256%	1,043	89	954	1,072%

Total research and development	$13,257	$14,045	$(788)	(6%)	$27,929	$26,525	$1,404	5%

Research and development expense for the three months ended June 30, 2011 decreased by $0.8 million, or 6%, from the same period in 2010 primarily due to a decline in outside services following the completion of certain clinical development activities for HEPLISAV. The decrease in research and development expense was partially offset by an increase in compensation costs and non-cash stock-based compensation, resulting from increased personnel and expense incurred for option grants with performance-based vesting criteria associated with the HEPLISAV program.

Research and development expense for the six months ended June 30, 2011 increased by $1.4 million, or 5%, from the same period in 2010 primarily due to the increase in compensation costs that resulted from additional headcount and the increase in non-cash stock-based compensation related to option grants with performance-based vesting criteria. These increases in research and development expense were partially offset by the decrease in outside services resulting from a decline in clinical development costs for HEPLISAV.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2010 to 2011		Six Months Ended June 30,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%	2011	2010	$	%
General and administrative:
Compensation and related personnel costs	$1,792	$1,802	$(10)	(1%)	$3,618	$3,135	$483	15%
Outside services	1,002	945	57	6%	2,053	1,981	72	4%
Legal costs	407	926	(519)	(56%)	1,163	2,308	(1,145)	(50%)
Facility costs	228	231	(3)	(1%)	399	457	(58)	(13%)
Non-cash stock-based compensation	625	269	356	132%	1,575	862	713	83%

Total general and administrative	$4,054	$4,173	$(119)	(3%)	$8,808	$8,743	$65	1%

General and administrative expense for the three months ended June 30, 2011 decreased by $0.1 million, or 3%, from the same period in 2010 due primarily to a reduction in legal costs related to patent activities.

General and administrative expense for the six months ended June 30, 2011 increased by $65 thousand, or 1%, from the same period in 2010. Compensation costs and non-cash stock-based compensation increased due to growth in the number of administrative employees to support the overall organization and expense incurred for option grants with performance-based vesting criteria. These increases were almost entirely offset by reductions in legal costs related to patent activities and facility costs.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and were being amortized over 5 years from the date of acquisition. Amortization of intangible assets was $0.3 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. The intangible assets were fully amortized at June 30, 2011.

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

	Three Months Ended June 30,		Increase (Decrease) from 2010 to 2011		Six Months Ended June 30,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%	2011	2010	$	%
Interest Income	$23	$39	$(16)	(41%)	$56	$41	$15	37%
Interest Expense	(487)	(431)	56	13%	(977)	(830)	147	18%
Other Income (Expense)	(75)	(11,340)	(11,265)	(99%)	(157)	(11,176)	(11,019)	(99%)

Interest income for the six months ended June 30, 2011 increased slightly over the same period in 2010 due to higher investment balances.

Interest expense for the six months ended June 30, 2011 increased over the same period in 2010 due to interest accreted on the note payable to Holdings.

Other income (expense) for the three and six months ended June 30, 2011 was comprised of the change in fair value of the contingent liability to Holdings and foreign currency translation adjustments.

Other income (expense) for the three and six months ended June 30, 2010 primarily included the fair value of the shares and incremental fair value of the warrants provided to Symphony Capital Partners, L.P. and certain of its affiliates (together, “Symphony”) in April 2010, as measured upon issuance and remeasured at June 30, 2010, which resulted in non-operating expense of $11.1 million. Following the expiration of Symphony’s anti-dilution protection on July 1, 2010, the value of these warrants was classified in stockholders’ equity in the consolidated balance sheet.

Recent Accounting Pronouncements

Accounting Standards Update 2010-17

In March 2010, the Financial Accounting Standards Board (“FASB”) reached a consensus on Accounting Standards Update (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition” (“ASU 2010-17”). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the consensus, entities can make an accounting policy election to use the milestone method and recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this issue is limited to transactions involving research or development. This new guidance was effective for fiscal years beginning on or after June 15, 2010, and we adopted it prospectively as of January 1, 2011 such that it is applicable to milestones under existing agreements achieved after that date. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

Liquidity and Capital Resources

As of June 30, 2011, we had $61.7 million in cash, cash equivalents and marketable securities. Our funds are currently invested in short-term money market funds, government agency securities and corporate obligations.

Cash used in operating activities was $29.1 million during the six months ended June 30, 2011 compared to $21.3 million for the same period in 2010. The increase in cash usage compared to the prior year was due primarily to the net loss and payments of liabilities.

Cash provided by investing activities was $14.4 million during the six months ended June 30, 2011 compared to cash used in investing activities of $28.4 million for the same period in 2010. The increase was attributed to the net proceeds from maturities of marketable securities.

Cash provided by financing activities was $19.6 million during the six months ended June 30, 2011 compared to cash provided of $42.1 million for the same period in 2010. During the six months ended June 30, 2011, we sold 7,700,000 shares of common stock under the agreement with Aspire Capital for net proceeds of $19.5 million. During the first half of 2010, we completed a public offering which resulted in net proceeds of $41.1 million.

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

We currently estimate that we will have sufficient cash resources to meet our cash needs through the next twelve months based on cash and cash equivalents and marketable securities on hand at June 30, 2011, anticipated revenues from existing agreements and the funding available to us under the Purchase Agreement with Aspire Capital. We note that our independent registered public accounting firm included in their audit opinion for the fiscal year ended December 31, 2010, a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Contractual Obligations

The following summarizes our significant contractual obligations as of June 30, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Future minimum payments under our operating leases, excluding payments from sublease agreements	$15,064	$916	$5,556	$3,776	$4,826
Long-term note payable to Symphony Dynamo Holdings	15,000	—	15,000	—	—

Total	$30,064	$916	$20,556	$3,776	$4,826

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

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, we are obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $0.9 million as of June 30, 2011.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of June 30, 2011 and December 31, 2010. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of June 30, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of June 30, 2011 and December 31, 2010.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2011, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $12.3 million through 2015. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies, if any.

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

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of June 30, 2011 was a negative $0.2 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. To date, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our ability to obtain regulatory approval for and commercialize our future products, timing of development activities, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Risks Related to our Finances and Capital Requirements

We have incurred substantial losses since inception and do not have any commercial products that generate revenue.

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $346.0 million as of June 30, 2011. To date, our revenue has resulted from collaboration agreements, services and license fees from our customers and customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities.

We do not have any products that generate revenue. There can be no assurance whether HEPLISAV can be further developed, financed or commercialized in a timely manner without significant additional studies or patient data or significant expense; whether current development efforts will be sufficient to support approval of HEPLISAV; or if approved, whether the market for HEPLISAV will be sufficient for us to reach profitability.

Clinical trials for certain of our product candidates other than HEPLISAV are ongoing, and our other product candidates may never be commercialized or achieve profitability. Our ability to generate revenue depends upon demonstrating in clinical trials that our product candidates are safe and effective, obtaining regulatory approvals for our product candidates and entering into and maintaining successful collaborative relationships.

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

We require substantial additional capital to continue development of our product candidates, in particular for our most advanced candidate, HEPLISAV. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.

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

We currently estimate that we have will sufficient resources to meet our anticipated cash needs through the next twelve months based on cash and cash equivalents and marketable securities on hand at June 30, 2011, anticipated revenues from existing agreements and the funding available to us under the Purchase Agreement with Aspire Capital.

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

Shares offered to Aspire Capital under the Purchase Agreement may be sold over a period of up to 25 months from the date of the Purchase Agreement subject to the limitations and conditions of the agreement. The number of our shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement and the number of authorized shares we have available for sale. Aspire Capital may ultimately purchase all, some or none of the remaining common stock provided for in the Purchase Agreement. As of June 30, 2011, we could offer and sell from time to time through Aspire Capital up to an additional $7.2 million in aggregate offering proceeds of our common stock under the Purchase Agreement. After Aspire Capital has acquired shares pursuant to the Purchase Agreement, it may sell all, some or none of those shares.

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

Our independent registered public accounting firm included in their audit opinion on our consolidated financial statements for the year ended December 31, 2010 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

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

We will need to demonstrate in clinical trials that a product candidate is safe and effective before we can obtain the necessary approvals from the FDA and foreign regulatory agencies. If we identify any safety issues associated with our product candidates, we may be restricted from initiating further trials for those products. Moreover, we may not see sufficient signs of efficacy in those studies. For our lead product, HEPLISAV, we must prepare and submit a Biologics License Application (a “BLA”) to the FDA and corresponding applications to foreign regulatory agencies that must be approved by those agencies before we may sell the product.

Obtaining approval of a BLA by the FDA and corresponding foreign applications is highly uncertain and we may fail to obtain approval even if we are able to submit a BLA for HEPLISAV that is acceptable for review. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for HEPLISAV for many reasons, including: whether the data arising from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of a FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition or approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. In addition, we obtain guidance from regulatory authorities on certain aspects of our clinical development activities and seek to comply with written guidelines provided by the authorities. These discussions and written guidelines are not binding obligations on the part of the regulatory authorities and the regulatory authorities may require additional patient data or studies to be conducted. Regulatory authorities may revise or retract previous guidance during the course of a clinical trial or after completion of the trial. The authorities may also disqualify a clinical trial from consideration in support of approval of a potential product if they deem the guidelines have not been met. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture are insufficient for regulatory approval.

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

Our registration and commercial timelines depend on successful completion of current and planned clinical trials, successful results from such trials, and further discussions with the FDA and corresponding foreign regulatory agencies. Any extension, suspension, modification, termination or unanticipated delays of our clinical trials could:

•	adversely affect our ability to timely and successfully commercialize or market these product candidates;

•	result in significant additional costs;

•	potentially diminish any competitive advantages for those products;

•	potentially limit the markets for those products;

•	adversely affect our ability to enter into collaborations or receive milestone payments or royalties from potential collaborators;

•	cause us to abandon the development of the affected product candidate; or

•	limit our ability to obtain additional financing on acceptable terms, if at all.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2011, we had 123,418,023 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

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

Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC (collectively, “Symphony”) currently collectively control approximately 9,031,431 shares of our common stock and warrants to purchase approximately 4,515,717 shares of our common stock. Based on the number of shares of our common stock that are outstanding as of June 30, 2011, Symphony owns approximately 7% of our total outstanding shares of our common stock. If Symphony exercises all of the warrants held by it and assuming no other issuances of our common stock, Symphony would own approximately 11% of our total outstanding shares of common stock as of June 30, 2011. In addition, Holdings, an affiliate of Symphony, holds a promissory note in the principal amount of $15 million, which may be satisfied in cash, Dynavax common stock or a combination of cash and Dynavax common stock, at our election. Finally, under the terms of the Standstill and Corporate Governance Letter Agreement we entered into with Holdings on December 30, 2009, for as long as Holdings and its affiliates, which include Symphony, beneficially own 10% or more of our outstanding common stock, we agreed to use our commercially reasonable efforts to cause to be elected and remain as directors on our Board of Directors one individual designated by Holdings and a second individual who shall be an independent third party designated by Holdings and reasonably acceptable to us. Holdings designated Mark Kessel, a partner of Symphony Capital LLC, as its designee and Mr. Kessel has been appointed to our Board of Directors. On July 22, 2010, the Board of Directors nominated Daniel L. Kisner, M.D. to the Board of Directors as the independent third party designee. As a result, Symphony, Holdings and their affiliates will be able to exercise substantial influence over the direction of the Company.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(6)	Registration Rights Agreement

4.3(6)	Form of Warrant

4.4(7)	Form of Specimen Common Stock Certificate

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(3)	Form of Rights Certificate

4.7(8)	Form of Restricted Stock Unit Award Agreement.

4.8(9)	Form of Amended Warrant

4.9(10)	Form of Warrant

4.10(11)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.65	Third Amendment to Lease, dated as of April 1, 2011, between the Dynavax Technologies Corporation and 2929 Seventh Street, L.L.C.

10.66	2004 Non-employee Director Option Program (Revised) and 2005 Non-employee Director Cash Compensation Program, effective April 14, 2005 and amended April 6, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(7)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(6)	Registration Rights Agreement

4.3(6)	Form of Warrant

4.4(7)	Form of Specimen Common Stock Certificate

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(3)	Form of Rights Certificate

4.7(8)	Form of Restricted Stock Unit Award Agreement.

4.8(9)	Form of Amended Warrant

4.9(10)	Form of Warrant

4.10(11)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.65	Third Amendment to Lease, dated as of April 1, 2011, between the Dynavax Technologies Corporation and 2929 Seventh Street, L.L.C.

10.66	2004 Non-employee Director Option Program (Revised) and 2005 Non-employee Director Cash Compensation Program, effective April 14, 2005 and amended April 6, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(7)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 3, 2011	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2011	By:	/s/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)