Form 10-Q
period 2011-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2011-10-31
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 27, 2011, the registrant had outstanding 126,808,747 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,072	$22,453
Marketable securities	34,149	49,701
Accounts receivable	783	1,001
Prepaid expenses and other current assets	1,393	1,360

Total current assets	55,397	74,515
Property and equipment, net	6,127	6,404
Goodwill	2,312	2,312
Restricted cash	659	652
Other intangible assets, net	0	299
Other assets	224	67

Total assets	$64,719	$84,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,313	$2,329
Accrued liabilities	7,316	10,159
Deferred revenues	1,429	1,429

Total current liabilities	10,058	13,917
Deferred revenues, noncurrent	4,583	5,655
Long-term note payable to Symphony Dynamo Holdings LLC (Holdings)	12,342	10,939
Long-term contingent liability to Holdings	877	843
Other long-term liabilities	630	784
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock: $0.001 par value; 250,000 and 150,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 125,611 and 115,611 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	126	116
Additional paid-in capital	397,996	369,686
Accumulated other comprehensive loss:
Unrealized loss on marketable securities available-for-sale	(6)	(17)
Cumulative translation adjustment	(612)	(729)

Total accumulated other comprehensive loss	(618)	(746)
Accumulated deficit	(361,275)	(316,945)

Total stockholders’ equity	36,229	52,111

Total liabilities and stockholders’ equity	$64,719	$84,249

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Collaboration revenue	$369	$10,402	$7,098	$19,164
Grant revenue	658	1,218	2,437	2,697
Service and license revenue	147	29	652	323

Total revenues	1,174	11,649	10,187	22,184
Operating expenses:
Research and development	11,777	14,204	39,706	40,729
General and administrative	4,217	3,951	13,025	12,694
Amortization of intangible assets	0	245	299	735

Total operating expenses	15,994	18,400	53,030	54,158

Loss from operations	(14,820)	(6,751)	(42,843)	(31,974)
Interest income	18	12	74	53
Interest expense	(485)	(399)	(1,462)	(1,229)
Other income (expense)	58	2,140	(99)	(9,036)

Net loss	$(15,229)	$(4,998)	$(44,330)	$(42,186)

Basic and diluted net loss per share	$(0.12)	$(0.06)	$(0.37)	$(0.57)

Shares used to compute basic and diluted net loss per share	124,069	86,826	119,244	74,519

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(44,330)	$(42,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009	1,114
Amortization of intangible assets	299	735
(Gain)/loss on disposal of assets	(8)	0
Non-cash interest associated with long-term note payable to Holdings	1,403	1,198
Fair value adjustments to the common stock, warrant and contingent liability issued to Holdings	34	8,917
Accretion and amortization of marketable securities	895	125
Stock-based compensation expense	3,934	1,552
Changes in operating assets and liabilities:
Accounts receivable	218	(360)
Prepaid expenses and other current assets	(33)	(493)
Restricted cash and other assets	(164)	(2,054)
Accounts payable	(1,016)	381
Accrued liabilities and other long term liabilities	(2,997)	9,947
Deferred revenues	(1,072)	(12,360)

Net cash used in operating activities	(41,828)	(33,484)

Investing activities
Purchases of marketable securities	(38,007)	(30,894)
Proceeds from maturities of marketable securities	52,675	11,750
Purchases of property and equipment, net	(578)	(133)
Proceeds from the sale of property and equipment	14	0

Net cash provided by (used in) investing activities	14,104	(19,277)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	24,078	44,124
Proceeds from employee stock purchase plan	132	72
Proceeds from exercise of stock options and delivery of restricted stock units	169	71
Proceeds from exercise of warrants	7	0

Net cash provided by financing activities	24,386	44,267

Effect of exchange rate on cash and cash equivalents	(43)	(17)

Net decrease in cash and cash equivalents	(3,381)	(8,511)
Cash and cash equivalents at beginning of period	22,453	36,720

Cash and cash equivalents at end of period	$19,072	$28,209

Supplemental disclosure of cash flow information
Disposal of fully depreciated assets	$845	$0

Net change in unrealized losses on marketable securities, net	$11	$3

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

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”) and Symphony Dynamo, Inc. (“SDI”). All significant intercompany accounts and transactions have been eliminated. We have reclassified the prior year deferred rent balance from current accrued liabilities to other long-term liabilities in order to conform to the current year presentation. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2011, we had cash, cash equivalents and marketable securities of $53.2 million, restricted cash of $0.7 million and working capital of $45.3 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through the next 12 months based on cash and cash equivalents and marketable securities on hand at September 30, 2011 and anticipated revenues and funding from existing agreements.

In order to continue development of our product candidates, particularly HEPLISAV, we will need to raise additional funds. This may occur through future public or private financings, and/or strategic alliance and licensing arrangements. Sufficient funding may not be available on acceptable terms or at all. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program or our other development programs while we seek strategic alternatives.

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

Significant Accounting Policies

We believe that there have been no substantive changes in our significant accounting policies during the nine months ended September 30, 2011 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the changes to our accounting policies related to revenue recognition as discussed below.

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

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends the criteria related to identifying separate units of accounting and provides guidance on whether multiple deliverables exist, how an arrangement should be separated and the consideration allocated. The adoption of the standard did not impact our financial position or results of operations as of and for the nine months ended September 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. The adoption of this standard may result in revenue recognition patterns for future agreements that are different from those recognized for our existing multiple-element arrangements.

Non-refundable upfront fees received for license and collaborative agreements entered into prior to January 1, 2011 and other payments under collaboration agreements where we have continuing performance obligations related to the payments are deferred and recognized over our expected performance period. Revenue is recognized on a ratable basis, unless we determine that another methodology is more appropriate, through the date at which our performance obligations are completed. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time we entered into these agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the nine months ended September 30, 2011.

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

Recent Accounting Pronouncements

Accounting Standards Update 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We do not expect that the adoption of this ASU will have any material impact on our results of operations or financial position.

Accounting Standards Update 2011-04

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our results of operations or financial position.

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

The following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,169	$0	$0	$13,169
U.S. government agency securities	0	13,466	0	13,466
Corporate debt securities	0	24,231	0	24,231

Total assets	$13,169	$37,697	$0	$50,866

Liabilities:
Long-term contingent liability to Symphony Dynamo Holdings LLC	$0	$0	$877	$877

Total liabilities	$0	$0	$877	$877

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,980	$0	$0	$18,980
U.S. government agency securities	0	49,039	0	49,039
Corporate debt securities	0	1,764	0	1,764

Total assets	$18,980	$50,803	$0	$69,783

Liabilities:
Long-term contingent consideration liability to Holdings	$0	$0	$843	$843

Total liabilities	$0	$0	$843	$843

Assets

Money market funds are highly liquid investments and are actively traded. The pricing information for these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

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

When determining if there are any “other-than-temporary” impairments of our investments, we evaluate: (i) whether the investment has been in a continuous realized loss position for over 12 months, (ii) the duration to maturity of our investments, (iii) our intention to hold the investments to maturity and if it is more likely than not that we will be required to sell the investment before recovery of the amortized cost basis, (iv) the credit rating of each investment, and (v) the type of investments made. Through September 30, 2011, we have not recognized any “other-than-temporary” losses on our investments. There were no sales of marketable securities during the quarters ended September 30, 2011 and 2010.

Liabilities

In connection with our acquisition of SDI in December 2009, we are obligated to make future contingent cash payments to the former Symphony Dynamo Holdings LLC (“Holdings”) shareholders related to certain payments received by us, if any, from future partnering agreements pertaining to our hepatitis C and cancer therapy programs. We estimated the fair value of this contingent liability using a discounted cash flow model. The discounted cash flow model was derived from management’s assumptions regarding the timing, amounts and probability of potential upfront and milestone payments for the development and/or commercialization of the hepatitis C program based on transactions for similar stage programs by other companies. These cash flows were discounted at a 14% rate at September 30, 2011.

Changes in the fair value of the contingent liability are recognized in Other income (expense) in the statement of operations in the period of the change. Certain events including, but not limited to, the timing and terms of any strategic partnership agreement related to the hepatitis C therapy program could have a material impact on the fair value of the contingent liability, and as a result, our results of operations and financial position. Based on our assumptions regarding our beta and risk free interest rate used in the discounted cash flow model, the change in fair value of the contingent liability resulted in other expense of $34 thousand for the nine months ended September 30, 2011.

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the nine months ended September 30, 2011 (in thousands):

Contingent Liability to Holdings	Amount
Fair value measurement at December 31, 2010	$843
Adjustment to fair value measurement	34

Balance as of September 30, 2011	$877

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities included in cash and cash equivalents and marketable securities as of September 30, 2011 and December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2011
Certificates of deposit and money market funds	$13,993	$0	$0	$13,993
U.S. government agency securities	13,467	0	(1)	13,466
Corporate debt securities	24,236	0	(5)	24,231

Total	$51,696	$0	$(6)	$51,690

December 31, 2010
Certificates of deposit and money market funds	$19,797	$0	$0	$19,797
U.S. Government agency securities	49,056	0	(17)	49,039
Corporate debt securities	1,764	0	0	1,764

Total	$70,617	$0	$(17)	$70,600

There were no realized gains or losses from the sale of marketable securities in the quarters ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, all of our investments have a stated maturity date that is within one year of the balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity.

4. Intangible Assets

Intangible assets consist primarily of a manufacturing process and customer relationships. The manufacturing process intangible derives from the methods for making proteins in Hansenula yeast, which is a key component in the production of hepatitis B vaccine. The customer relationships derive from Rhein’s ability to sell existing, in-process and future products to its existing customers. Purchased intangible assets other than goodwill are amortized on a straight-line basis over their respective useful lives. The following table presents details of the purchased intangible assets, which were fully amortized at September 30, 2011 (in thousands, except years):

	Original Estimated Useful Life (in Years)	Gross	Accumulated Amortization	Net
Manufacturing process	5	$3,670	$(3,670)	$0
Customer relationships	5	1,230	(1,230)	0

Total	5	$4,900	$(4,900)	$0

5. Financing Agreements

On September 20, 2010, we entered into a Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock (the “Purchase Shares”) over the 25-month term of the Purchase Agreement. Under the Purchase Agreement, we agreed to pay Aspire Capital a commitment fee equal to 4% of $30.0 million in consideration for Aspire Capital’s obligation to purchase up to $30.0 million of our common stock. We paid this commitment fee of $1.2 million by the issuance of 600,000 shares of our common stock and this fee was recorded as a cost of raising capital and netted against the gross proceeds from the Purchase Agreement in September 2010. Upon execution of the Purchase Agreement, we sold 1,000,000 shares of common stock to Aspire Capital at a purchase price of $2.00 per share, for an aggregate purchase price of $2.0 million.

Pursuant to the Purchase Agreement, on any business day on which the closing sale price of our common stock exceeds $1.00 over the 25-month term of the Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice directing Aspire Capital to purchase up to 150,000 Purchase Shares per business day (defined in the Purchase Agreement as any day on which the principal market is open for trading including any day on which the principal market is open for trading for a period of time less than the customary time). We and Aspire Capital may mutually agree to increase the number of shares that may be sold per business day to as much as an additional 1,000,000 Purchase Shares per business day. The purchase price per Purchase Share is the lower of (i) the lowest sale price for the common stock on the date of sale or (ii) the arithmetic average of the three lowest closing sale prices for the common stock during the 12 consecutive business days ending on the business day immediately preceding the purchase date of those securities. During the nine months ended September 30, 2011, we sold through Aspire Capital an aggregate of 9,800,000 shares of common stock for net proceeds of $24.1 million. In October 2011, we obtained the remaining $2.6 million available to us under the Purchase Agreement by the sale of 1,195,210 shares of common stock.

6. Commitments and Contingencies

We lease our facilities in Berkeley, California (the “Berkeley Lease”), and Düsseldorf, Germany (the “Düsseldorf Lease”), under operating leases that expire in September 2017 and March 2023, respectively. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. We entered into sublease agreements under the Düsseldorf Lease for a certain portion of the leased space. The sublease income is offset against our rent expense. Total net rent expense related to our operating leases, is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Rent expense, net	$1,276	$1,820

Deferred rent was $0.6 million and $0.8 million as of September 30, 2011 and December 31, 2010, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2011, excluding payments from the sublease agreements, are as follows (in thousands):

Year ending December 31,
2011 (remaining three months)	$451
2012	1,815
2013	1,835
2014	1,794
Thereafter	8,312

Total	$14,207

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2011 and December 31, 2010. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of September 30, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2011 and December 31, 2010.

As part of the consideration we transferred to Holdings for the acquisition of SDI, we are obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $0.9 million as of September 30, 2011.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2011, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $15.7 million through 2015. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with the Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of products originating from the licensed technologies.

7. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors for diseases such as lupus, psoriasis and rheumatoid arthritis. We agreed to conduct research and early clinical development in up to four programs. We are eligible to receive potential contingent development payments which we have determined to be substantive milestones. GSK can exercise its exclusive option to license each program upon achievement of proof-of-concept or earlier upon certain circumstances, and we are eligible to receive contingent option exercise payments. If GSK exercises its option, GSK would carry out further development and commercialization of these products. We are eligible to receive tiered, up to double-digit royalties on sales, if any, and have retained an option to co-develop and co-promote one product under this agreement.

We received an initial payment of $10 million. Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. As of September 30, 2011, $6.0 million of the initial payment remains deferred. For the nine months ended September 30, 2011 and 2010, we recognized revenue of $1.1 million in each period related to the initial payment. During the nine months ended September 30, 2011, we received a milestone payment of $6.0 million for the initiation of a Phase 1 clinical trial which was recognized in full upon receipt.

In October 2011, our worldwide strategic alliance with GSK was expanded to develop a TLR8 inhibitor for the treatment of multiple autoimmune and inflammatory diseases. The addition of the TLR8 program entitled us to receive a $3.0 million milestone payment from GSK.

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

We received an upfront payment of $10 million. Revenue from the upfront payment had been deferred until we amended certain indemnification obligations in our agreement with AstraZeneca which allowed for the upfront payment to be fully recognized as collaboration revenue in the third quarter of 2010. In 2008, we received a milestone payment of $4.5 million for the nomination of a candidate drug. Revenue from the milestone payment was deferred and recognized ratably over the estimated research period through July 2010. Revenue from the milestone payment was $0.8 million for the nine months ended September 30, 2010. Revenue from the performance of research services was $3.3 million for the nine months ended September 30, 2010 and immaterial for 2011.

In October 2011, we amended our agreement with AstraZeneca to allow us to manage the early clinical development on behalf of the collaboration of AZD 1419, a proprietary second-generation TLR-9 agonist for asthma. Development expenses will be funded by AstraZeneca and we will receive an initial payment of $3.0 million to begin the clinical program. Under the terms of the amended agreement, AstraZeneca will provide us with a total of approximately $20 million in payments to cover the cost of clinical development activities through Phase 2a. If AstraZeneca chooses to advance the program following completion of Phase 2a, we will receive a $20 million milestone payment, and AstraZeneca will retain its rights to develop the candidate therapy and to commercialize the resulting asthma product. Additionally, we are eligible to receive potential future development payments that amount to nearly $100 million, and upon commercialization, we are eligible to receive royalties based on product sales, if any. We have the option to co-promote in the United States products arising from the collaboration, if any.

National Institutes of Health and Other Funding

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of our program under Contract No. HHSN272200800038C. For the nine months ended September 30, 2011 and 2010, we recognized revenue of approximately $1.7 million and $2.1 million, respectively, related to this contract.

In August 2010, we were awarded a grant from the NIH’s NIAID to take a systems biology approach to study the differences between individuals who do or do not respond to vaccination against the hepatitis B virus (“HBV”). This study will be one of several projects covered in a five-year, $17.6 million grant to the Baylor Institute of Immunology Research in Dallas as part of the Human Immune Phenotyping Centers program. For the nine months ended September 30, 2011 and 2010, we recognized revenue of approximately $0.5 million and $6 thousand, respectively, related to this grant.

In July 2010, we were awarded a $0.6 million grant from the NIH to explore the feasibility of developing a universal vaccine to prevent infection by human papilloma virus (“HPV”). For the nine months ended September 30, 2011 and 2010, we recognized revenue of approximately $0.2 million and $0.1 million, respectively, related to this grant.

In July 2008, we were awarded a two-year $1.8 million grant from the NIH to develop a therapy for systemic lupus erythematosus (“SLE”), an autoimmune disease. For the nine months ended September 30, 2011 and 2010, we recognized revenue of approximately $0.1 million and $0.2 million, respectively, related to this grant.

8. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, options, restricted stock units and warrants are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and equity awards to purchase 37.2 million and 32.9 million shares of common stock as of September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2011 and 2010 because the effect would have been anti-dilutive.

9. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss includes certain changes in stockholders’ equity not included in net loss. Comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(15,229)	$(4,998)	$(44,330)	$(42,186)
Decrease (increase) in unrealized loss on marketable securities available-for-sale	(8)	(7)	11	3
Decrease (increase) in cumulative translation adjustment	(438)	668	117	(384)

Comprehensive loss	$(15,675)	$(4,337)	$(44,202)	$(42,567)

10. Stockholders’ Equity

As of September 30, 2011, we had four share-based compensation plans: the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program (the “2004 Plan”); the 2004 Employee Stock Purchase Plan; 2010 Employment Inducement Stock Awards Plan (the “2010 Inducement Plan”); and the 2011 Equity Incentive Plan (the “2011 Plan”). The 1997 Equity Incentive Plan (the “1997 Plan”) expired in the first quarter of 2007. Upon expiration of the 1997 Plan, 273,188 shares previously available for grant expired. In January 2011, our stockholders approved the 2011 Plan. The 2011 Plan provides for the issuance of up to 15,000,000 shares of our common stock to employees and non-employees of the Company and became effective on January 6, 2011. The 2011 Plan is administered by our Board of Directors (the “Board”), or a designated committee of the Board, and awards granted under the 2011 Plan have a term of 10 years unless earlier terminated by the Board. Upon the effectiveness of the 2011 Plan, no additional awards will be granted under either the 2004 Plan or the 2010 Inducement Plan. As of January 6, 2011, all shares currently subject to awards outstanding under the 1997 Plan, 2004 Plan or 2010 Inducement Plan that expire or are forfeited will be included in the reserve for the 2011 Plan to the extent such shares would otherwise return to such plans.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Weighted-average fair value per share	$2.36	$1.58	$2.76	$1.44	$2.19	$1.47
Risk-free interest rate	1.0%	1.1%	1.6%	1.8%	0.3%	0.4%
Expected life (in years)	4.0	4.0	4.0	4.0	1.2	0.9
Volatility	1.6	1.6	1.6	1.6	1.6	1.6
Expected dividends	—	—	—	—	—	—

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

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods. For equity awards with performance-based vesting criteria, the fair value begins to be amortized to expense when the achievement of the vesting criteria becomes probable. As of September 30, 2011, the total unrecognized compensation cost related to non-vested equity awards amounted to $9.4 million, which is expected to be recognized over the remaining weighted-average vesting period of two years and less than one year for options and restricted stock units, respectively.

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee and director stock-based compensation expense	$1,286	$587	$3,933	$1,520
Other stock-based compensation expense	1	(1)	1	32

Total	$1,287	$586	$3,934	$1,552

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expense	$528	$258	$1,571	$347
General and administrative expense	759	328	2,363	1,205

Total	$1,287	$586	$3,934	$1,552

Activity under the stock option plans was as follows:

	Options and Awards Available for Grant	Number of Options Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2010	646,392	6,868,037	$3.05
2011 Plan options authorized	15,000,000	0	0
Options granted	(4,478,400)	4,478,400	$3.07
Options exercised	0	(54,000)	$1.38
Options cancelled:
Options forfeited (unvested)	233,450	(233,450)	$1.82
Options expired (vested)	18,704	(18,704)	$5.36
Awards cancelled (unvested)	0	0	0

Balance at September 30, 2011	11,420,146	11,040,283	$3.09

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	10,066,547	$3.13	7.39	$1,664,793
Options exercisable	4,120,930	$3.98	5.18	$736,655

Employee Stock Purchase Plan

As of September 30, 2011, our Employee Stock Purchase Plan (the “Purchase Plan”), has had the following activity to date:

Number of Shares
Shares reserved and approved for issuance	996,000
Shares acquired	(558,140)

Shares remaining available for future purchases	437,860

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recent Developments

HEPLISAV

In September 2011, we presented results for the entire study population of our Phase 3 trial of HEPLISAV (“HBV-16”) at the 51st Interscience Conference on Antimicrobial Agents and Chemotherapy (“ICAAC”). HBV-16 was a multi-center, observer-blinded study to determine if the immunogenicity of two doses of HEPLISAV was non-inferior/superior to three doses of Engerix-B® by comparing seroprotection rates (“SPR”) at eight weeks post last dose in healthy adults over age 40. The data reported at ICAAC demonstrate HEPLISAV’s ability to generate a faster, higher, and longer-lasting response as compared to Engerix-B®.

In October 2011, we presented additional data from HBV-16. The results of a prospective analysis of the diabetic subset population showed the superiority of HEPLISAV compared to Engerix-B at all measured time points. The modified intent to treat (“MITT”) analysis of adults with type II diabetes showed that HEPLISAV given as two doses over four weeks protected a significantly greater proportion of subjects in a shorter time and with longer-lasting protection than Engerix-B given as three doses over 24 weeks. The MITT subpopulations included all diabetic subjects that had received at least one dose of any of the four HEPLISAV lots or Engerix-B and had at least one post vaccination immunogenicity result. We also announced immunogenicity data for subpopulations known to be hypo-responsive (males, obese, and smokers) to currently licensed hepatitis B vaccines from HBV-16. The data demonstrate HEPLISAV’s enhanced immune response and superiority as measured by peak SPRs for the subpopulations.

In late October 2011, we unblinded our Phase 3 primary endpoint immunogenicity data in subjects with chronic kidney disease (“CKD”) and reported that the data achieved statistical significance in demonstrating both the superiority and non-inferiority of HEPLISAV as compared to Engerix-B. A partial safety analysis also showed a similar safety profile for the two vaccines, with the incidence of post-injection reactions and adverse events similar in both the HEPLISAV and Engerix-B treatment groups. This Phase 3 multi-center trial evaluated 507 subjects, 18-75 years of age with CKD, as defined by a modified intent-to-treat analysis, and compared three doses of HEPLISAV given at months 0, 1 and 6 with eight doses of Engerix-B given as double-doses at months 0, 1, 2 and 6.

Also in October 2011, we reported on our regulatory approval submission strategy for HEPLISAV in the U.S. and Europe, stating that the U.S. Food and Drug Administration (the “FDA”) concurred with our plan to submit a Biologics License Application (“BLA”) for HEPLISAV for persons over 40 years of age. We plan to follow this with a supplemental BLA for licensure of a specific regimen for vaccinating CKD patients against hepatitis B infection at the time the initial application is approved. In addition, we noted that the European Medicines Agency (the “EMA”) advised that we could submit the primary endpoint immunogenicity data and associated safety data for the over-40 population as well as the CKD indication as part of our initial Marketing Authorization Application (the “MAA”) and that the outstanding CKD data can be submitted in the course of the MAA review. We expect to submit the first BLA in the first quarter of 2012 and plan to submit the MAA for European approval after the submission of our BLA in the U.S.

AstraZeneca

On October 4, 2011, we amended our agreement with AstraZeneca to allow us to manage the early clinical development on behalf of the collaboration of AZD 1419, a proprietary second-generation Toll-like Receptor-9 (“TLR”) agonist for asthma. Development expenses will be funded by AstraZeneca and Dynavax will receive an initial payment of $3.0 million to begin the clinical program.

        Under the terms of the 2006 research collaboration and license agreement and as now amended, AstraZeneca will provide us with a total of approximately $20 million in payments to cover the cost of clinical development activities through Phase 2a. If AstraZeneca chooses to advance the program following completion of Phase 2a, we will receive a $20 million milestone payment, and AstraZeneca will retain its rights to develop the candidate therapy and to commercialize the resulting asthma product. Additional potential future development payments to us amount to nearly $100 million. We will receive royalties on worldwide sales of approved products and will have the opportunity to co-promote the product in the United States.

GlaxoSmithKline

In October 2011, our worldwide strategic alliance with GSK was expanded to develop a TLR8 inhibitor for the treatment of multiple autoimmune and inflammatory diseases. The addition of the TLR8 program entitled us to receive a $3.0 million milestone payment from GSK.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies, and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2011 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 other than the changes to our revenue recognition policy as discussed below.

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

On January 1, 2011, we adopted on a prospective basis Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which amends the criteria related to identifying separate units of accounting and provides guidance on whether multiple deliverables exist, how an arrangement should be separated and the consideration allocated. The adoption of the standard did not impact our financial position or results of operations as of and for the nine months ended September 30, 2011 as we did not enter into or materially modify any multiple-element arrangements during that period. The adoption of this standard may result in revenue recognition patterns for future agreements that are different from those recognized for our existing multiple-element arrangements.

Non-refundable upfront fees received for license and collaborative agreements entered into prior to January 1, 2011 and other payments under collaboration agreements where we have continuing performance obligations related to the payments are deferred and recognized over our expected performance period. Revenue is recognized on a ratable basis, unless we determine that another methodology is more appropriate, through the date at which our performance obligations are completed. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

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

Our license and collaboration agreements with our partners provide for payments to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there was substantial uncertainty whether any such milestones would be achieved at the time we entered into these agreements. In addition, we evaluated whether the development milestones met the remaining criteria to be considered substantive. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone. The election to adopt the milestone method did not impact our financial position or results of operations as of and for the nine months ended September 30, 2011.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2010 to 2011		Nine Months Ended September 30,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%	2011	2010	$	%
Revenues:
Collaboration revenue	$369	$10,402	$(10,033)	(96%)	$7,098	$19,164	$(12,066)	(63%)
Grant revenue	658	1,218	(560)	(46%)	2,437	2,697	(260)	(10%)
Service and license revenue	147	29	118	407%	652	323	329	102%

Total revenues	$1,174	$11,649	$(10,475)	(90%)	$10,187	$22,184	$(11,997)	(54%)

Total revenues for the three and nine months ended September 30, 2011 decreased as compared to the same periods in 2010. The decrease was primarily due to the reduction in collaboration revenue from our asthma program and from our terminated collaboration with Merck. Collaboration revenue in the nine months ended September 30, 2010 included $4.0 million from Merck in satisfaction of its obligations for the wind down period following termination, $4.0 million from AstraZeneca for research services that completed in July 2010, and $10 million from the AstraZeneca upfront payment which had been deferred until we amended certain indemnification obligations in our agreement which allowed for the upfront payment to be fully recognized in the third quarter of 2010. The decrease was partially offset by a milestone payment of $6.0 million from GSK for the initiation of a Phase 1 clinical trial recognized in the second quarter of 2011.

Grant revenue for the three and nine months ended September 30, 2011 decreased due to expiration of the NIH grants for the development of a therapy for systemic lupus erythematosus (“SLE”) and preclinical development of oligonucleotide-based TLR inhibitors for use in inflammatory skin diseases.

Service and license revenue for the three months ended September 30, 2011 increased as compared to the same period in 2010 as a result of research and development service revenue for customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”). Service and license revenue for the nine months ended September 30, 2011 increased as compared to 2010 as a result of the timing of royalties received by Rhein and increased research and development service revenue for customers of Rhein.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2010 to 2011		Nine Months Ended September 30,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%	2011	2010	$	%
Research and development:
Compensation and related personnel costs	$4,862	$3,379	$1,483	44%	$14,063	$10,621	$3,442	32%
Outside services	4,959	8,824	(3,865)	(44%)	19,792	24,818	(5,026)	(20%)
Facility costs	1,429	1,743	(314)	(18%)	4,281	4,943	(662)	(13%)
Non-cash stock-based compensation	527	258	269	104%	1,570	347	1,223	352%

Total research and development	$11,777	$14,204	$(2,427)	(17%)	$39,706	$40,729	$(1,023)	(3%)

Research and development expense for the three and nine months ended September 30, 2011 decreased from the same periods in 2010 primarily due to a decline in outside services following the completion of certain clinical development activities for HEPLISAV. The decrease in research and development expense was partially offset by increases in compensation from additional headcount and non-cash stock-based compensation expense incurred for option grants with performance-based vesting criteria associated with the HEPLISAV program.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2010 to 2011		Nine Months Ended September 30,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%	2011	2010	$	%
General and administrative:
Compensation and related personnel costs	$1,898	$1,619	$279	17%	$5,516	$4,750	$766	16%
Outside services	1,051	1,082	(31)	(3%)	3,104	3,068	36	1%
Legal costs	344	649	(305)	(47%)	1,507	2,958	(1,451)	(49%)
Facility costs	190	269	(79)	(29%)	589	724	(135)	(19%)
Non-cash stock-based compensation	734	332	402	121%	2,309	1,194	1,115	93%

Total general and administrative	$4,217	$3,951	$266	7%	$13,025	$12,694	$331	3%

General and administrative expense for the three and nine months ended September 30, 2011 was relatively consistent with 2010. Compensation costs and non-cash stock-based compensation increased due to growth in the number of administrative employees to support the overall organization and expense incurred for option grants with performance-based vesting criteria. These increases were partially offset by reductions in legal costs related to patent activities and facility costs.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and were being amortized over five years from the date of acquisition. Amortization of intangible assets was $0.3 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively. The intangible assets were fully amortized at September 30, 2011.

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

	Three Months Ended September 30,		Increase (Decrease) from 2010 to 2011			Nine Months Ended September 30,		Increase (Decrease) from 2010 to 2011
	2011	2010	$	%		2011	2010	$	%
Interest Income	$18	$12	$6	50%		$74	$53	$21	40%
Interest Expense	(485)	(399)	86	22%		(1,462)	(1,229)	233	19%
Other Income (Expense)	58	2,140	(2,082)	(97%	)	(99)	(9,036)	(8,937)	(99%	)

Interest expense for the three and nine months ended September 30, 2011 increased over the same periods in 2010 due to interest accreted on the note payable to Holdings.

Other income (expense) for the three and nine months ended September 30, 2011 was comprised of the change in fair value of the contingent liability to Holdings and foreign currency translation adjustments.

Other income (expense) for the three and nine months ended September 30, 2010 primarily included the fair value of the shares and incremental fair value of the warrants provided to Symphony Capital Partners, L.P. and certain of its affiliates (together, “Symphony”) in April 2010, as measured upon issuance and remeasured at June 30, 2010, which resulted in non-operating expense of $11.1 million, offset by a gain of $2.1 million for the change in fair value of the long-term contingent liability in the three months ended September 30, 2010. Other income (expense) for each period also included the change in fair value of the contingent liability to Holdings and foreign currency translation adjustments.

Recent Accounting Pronouncements

Accounting Standards Update 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We do not expect that the adoption of this ASU will have any material impact on our results of operations or financial position.

Accounting Standards Update 2011-04

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our results of operations or financial position.

Liquidity and Capital Resources

As of September 30, 2011, we had $53.2 million in cash, cash equivalents and marketable securities. Our funds are currently invested in short-term money market funds, U.S. government agency securities and corporate obligations.

Cash used in operating activities was $41.8 million during the nine months ended September 30, 2011 compared to $33.5 million for the same period in 2010. The increase in cash usage compared to the prior year was due primarily to the net loss and payments of liabilities.

Cash provided by investing activities was $14.1 million during the nine months ended September 30, 2011 compared to cash used in investing activities of $19.3 million for the same period in 2010. The increase was attributed to the net proceeds from maturities of marketable securities.

Cash provided by financing activities was $24.4 million during the nine months ended September 30, 2011 compared to cash provided of $44.3 million for the same period in 2010. During the nine months ended September 30, 2011, we sold 9,800,000 shares of common stock under our Purchase Agreement with Aspire Capital for net proceeds of $24.1 million. In October 2011, we obtained the remaining $2.6 million available to us under the Purchase Agreement by the sale of 1,195,210 shares of common stock. During the first half of 2010, we completed a public offering which resulted in net proceeds of $41.1 million.

We expect to continue to spend substantial funds in connection with development and manufacturing of our product candidates, particularly HEPLISAV; various human clinical trials for our product candidates; and protection of our intellectual property. In order to continue development of our product candidates, particularly HEPLISAV, we will need to raise additional funds. This may occur through future public or private financings and/or strategic alliance and licensing arrangements. Sufficient funding may not be available on acceptable terms or at all. Additionally equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

We currently estimate that we will have sufficient cash resources to meet our cash needs through the next 12 months based on cash and cash equivalents and marketable securities on hand at September 30, 2011 anticipated revenues and funding from existing agreements. We note that our independent registered public accounting firm included in their audit opinion on our consolidated financial statements for the fiscal year ended December 31, 2010, a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Contractual Obligations

The following summarizes our significant contractual obligations as of September 30, 2011 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Future minimum payments under our operating leases, excluding payments from sublease agreements	$14,207	$451	$5,444	$3,698	$4,614
Long-term note payable to Symphony Dynamo Holdings	15,000	—	15,000	—	—

Total	$29,207	$451	$20,444	$3,698	$4,614

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of September 30, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheets as of September 30, 2011 and December 31, 2010. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of $0.3 million. The letter of credit remained outstanding as of September 30, 2011 and is collateralized by a certificate of deposit which has been included in restricted cash in the consolidated balance sheet as of September 30, 2011 and December 31, 2010.

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

As part of the consideration transferred from Dynavax to Holdings for the acquisition of SDI, we are obligated to make contingent cash payments equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies. Using a discounted cash flow model, we estimated the fair value of the contingent liability to be $0.9 million as of September 30, 2011.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of September 30, 2011, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $15.7 million through 2015. These agreements are terminable by us upon written notice. We are generally only liable for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

The primary objective of our investment activities is to preserve principal while at the same time to maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, U.S. government agency securities and corporate obligations, some of which are government-secured. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. Because of the short-term maturities of our cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments.

Interest Rate Risk. We do not use derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of

September 30, 2011 was a negative $0.6 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. To date, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $361.3 million as of September 30, 2011. To date, our revenue has resulted from collaboration agreements, services and license fees from our customers and customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), and government and private agency grants. The grants are subject to annual review based on the achievement of milestones and other factors. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities.

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

We expect to continue to incur substantial operating losses as we complete our Phase 3 clinical trials of HEPLISAV in support of regulatory filings, add infrastructure and operations to support commercialization of HEPLISAV, and potentially begin new research and development programs. Our ability to generate revenue depends heavily on our ability to successfully develop and secure regulatory approval for, and commercially launch, our product candidate, HEPLISAV. If due to lengthy and complicated development, clinical and regulatory requirements or any other reason, we are unable to commercialize HEPLISAV, we may never be able to commercialize any future product candidates.

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

In order to continue development of our product candidates, particularly HEPLISAV, we still need to raise significant additional funds. This may occur through future public or private financings and/or strategic alliance and licensing arrangements. We expect to continue to spend substantial funds in connection with:

•	development, manufacturing and commercialization of our product candidates, particularly HEPLISAV;

•	various human clinical trials for our product candidates; and

•	protection of our intellectual property.

We currently estimate that we have will sufficient resources to meet our anticipated cash needs through the next 12 months based on cash and cash equivalents and marketable securities on hand at September 30, 2011 and anticipated revenues and funding from existing agreements.

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

Failure to timely and successfully complete clinical trials, show that our products are safe and effective and timely file and receive approval for our BLA would have a material adverse effect on our business and results of operations. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our partners may market the product or in the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for such product.

Prior to granting product approval, the FDA must determine that our or our third party contractor’s manufacturing facilities meet current good manufacturing practice (“GMP”) requirements before we can use them in the commercial manufacture of our products. We and all of our contract manufacturers are required to comply with the applicable current GMP regulations. Manufacturers of biologics must also comply with FDA’s general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product. In addition, GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation sufficient to ensure the quality of the approved product.

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

We have no commercialization experience, and the time and resources to develop sales, marketing and distribution capabilities for HEPLISAV is significant. If we fail to achieve and sustain commercial success for HEPLISAV, our business would be harmed.

Although certain of our employees have commercialization experience, as a company we currently have no sales, marketing or distribution capabilities. HEPLISAV is currently expected to generate a substantial portion of our revenue. In order to commercialize HEPLISAV, we must either develop sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services, which will require resources and time. If we decide to market HEPLISAV directly, we must commit significant resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities.

In October 2011, the Centers for Disease Control and Prevention (“CDC”) Advisory Committee on Immunization Practices (ACIP) voted to recommend that hepatitis B vaccine should be administered to unvaccinated adults with diabetes who are less than 60 years of age. This change significantly expands the potential number of persons for whom vaccination is recommended in the U.S. and we believe could significantly expand the revenue potential for HEPLISAV. In order to successfully market, sell and distribute HEPLISAV to patients with diabetes, we will need to establish a sales and marketing infrastructure and/or establish and maintain distribution arrangements. We may not be able to enter into these arrangements on acceptable terms. Moreover, our pricing and reimbursement strategies with respect to our initial approval plans for HEPLISAV may significantly impact our ability to achieve commercial success in this potential patient population.

Factors that may inhibit our efforts to commercialize HEPLISAV directly or indirectly with a partner include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•

our inability to expand and sustain qualified manufacturing capacity to meet demand, in particular if there is significant increase in demand due to the recommendation to vaccinate persons with diabetes if we should obtain approval to market to those patients;

•	our inability to determine appropriate pricing and reimbursement strategies for HEPLISAV in the potential patient populations that may use HEPLISAV, particularly in the diabetes market; and

•

unanticipated delays, costs and expenses associated with manufacturing and commercialization of our products, including costs of creating and sustaining an independent sales and marketing organization in various territories.

If we, or our partner, if any, are not successful in setting our marketing, pricing and reimbursement strategy, recruiting sales and marketing personnel or in timely building a sales and marketing infrastructure, we will have difficulty commercializing HEPLISAV, which would adversely affect our business and financial condition. To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market HEPLISAV, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues would likely be lower than if we marketed and sold our products independently.

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

We rely on our facility in Düsseldorf, Germany and third parties to supply materials necessary to manufacture our clinical product candidates. We have limited experience in manufacturing sufficient quantities of ISS for our commercial products and clinical trials and rely on limited third parties to produce the ISS we need for our clinical trials and will require for commercialization. Additionally, we have limited experience in manufacturing our product candidates in commercial quantities.

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

We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with current GMP regulations. We may not be able to comply with these and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates and could result in significant expense. Moreover, if our HEPLISAV clinical trials are sufficient for approval and depending on the level of market acceptance of the product, we likely would not have the capacity in our existing facility to meet all of our commercial supply needs in the future. For example, the recent ACIP recommendation that hepatitis B vaccine should be administered to unvaccinated adults with diabetes who are less than 60 years of age could significantly increase the market demand for HEPLISAV. Our current manufacturing capacity could supply up to approximately 2 million doses of HEPLISAV annually, which may not be sufficient to meet demand. Our ability to expand manufacturing capacity by improving utilization in our existing facility, improve upon our current production yields or by using a new facility will take time to implement and could result in substantial cost. In the event that demand exceeds our current capacity plans, we may experience a shortage in our ability to timely supply HEPLISAV and our clinical candidates, which could have a material adverse effect on the success of HEPLISAV and our other product candidates.

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

We may introduce certain of our product candidates, including HEPLISAV, in various markets outside the United States. Developing, seeking regulatory approval for and marketing our product candidates outside the United States could impose substantial burdens on our resources and divert management’s attention from domestic operations. International operations are subject to risk, including:

•

the difficulty of managing geographically distant operations, including recruiting and retaining qualified employees, locating adequate facilities and establishing useful business support relationships in the local community;

•	compliance with varying international regulatory requirements, laws and treaties;

•	securing international distribution, marketing and sales capabilities;

•	adequate protection of our intellectual property rights;

•	obtaining regulatory and pricing approvals at a level sufficient to justify commercialization;

•	legal uncertainties and potential timing delays associated with tariffs, export licenses and other trade barriers;

•	diverse tax consequences;

•	the fluctuation of conversion rates between foreign currencies and the U.S. dollar; and

•	regional and geopolitical risks.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2011, we had 125,611,037 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

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

Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC (collectively, “Symphony”) currently collectively control approximately 9,031,431 shares of our common stock and warrants to purchase approximately 4,515,717 shares of our common stock. Based on the number of shares of our common stock that are outstanding as of September 30, 2011, Symphony owns approximately 7% of our total outstanding shares of our common stock. If Symphony exercises all of the warrants held by it and assuming no other issuances of our common stock, Symphony would own approximately 10.4% of our total outstanding shares of common stock as of September 30, 2011. In addition, Holdings, an affiliate of Symphony, holds a promissory note in the principal amount of $15 million, which may be satisfied in cash, Dynavax common stock or a combination of cash and Dynavax common stock, at our election. Finally, under the terms of the Standstill and Corporate Governance Letter Agreement we entered into with Holdings on December 30, 2009, for as long as Holdings and its affiliates, which include Symphony, beneficially own 10% or more of our outstanding common stock, we agreed to use our commercially reasonable efforts to cause to be elected and remain as directors on our Board of Directors one individual designated by Holdings and a second individual who shall be an independent third party designated by Holdings and reasonably acceptable to us. Holdings designated Mark Kessel, a partner of Symphony Capital LLC, as its designee and Mr. Kessel has been appointed to our Board of Directors. On July 22, 2010, the Board of Directors nominated Daniel L. Kisner, M.D. to the Board of Directors as the independent third party designee. As a result, Symphony, Holdings and their affiliates will be able to exercise substantial influence over the direction of the Company.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(6)	Registration Rights Agreement

4.3(6)	Form of Warrant

4.4(7)	Form of Specimen Common Stock Certificate

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(3)	Form of Rights Certificate

4.7(8)	Form of Restricted Stock Unit Award Agreement.

4.8(9)	Form of Amended Warrant

4.9(10)	Form of Warrant

4.10(11)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.30†	Agreement dated September 1, 2006, by and between the Company and AstraZeneca AB.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed with the SEC on November 14, 2005.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.

(7)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(6)	Registration Rights Agreement

4.3(6)	Form of Warrant

4.4(7)	Form of Specimen Common Stock Certificate

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(3)	Form of Rights Certificate

4.7(8)	Form of Restricted Stock Unit Award Agreement.

4.8(9)	Form of Amended Warrant

4.9(10)	Form of Warrant

4.10(11)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.30†	Agreement dated September 1, 2006, by and between the Company and AstraZeneca AB.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(7)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.

(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: October 31, 2011	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2011	By:	/s/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)