Form 10-Q
period 2012-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2012-05-04
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the registrant had outstanding 156,676,460 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. Forward-looking statements are based on our beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “future,” “intend,” “certain,” and similar expressions intended to identify forward-looking statements. Our forward-looking statements include discussions regarding our business and financing strategies, research and development, preclinical and clinical product development efforts, intellectual property rights and ability to commercialize our product candidates, as well as the timing of the clinical development and potential regulatory approval of our products the effect of GAAP accounting pronouncements, the potential for entry into collaborative arrangements, uncertainty regarding our future operating results and prospects for profitability, anticipated sources of funds as well as our plans, objectives, expectations and intentions. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,753	$31,941
Marketable securities available-for-sale	87,128	82,020
Accounts receivable	1,375	9,527
Prepaid expenses and other current assets	1,868	1,130

Total current assets	110,124	124,618
Property and equipment, net	6,962	6,163
Goodwill	2,498	2,312
Restricted cash	654	647
Other assets	438	362

Total assets	$120,676	$134,102

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,358	$2,040
Accrued liabilities	6,301	8,159
Deferred revenues	3,801	4,210
Note payable to Symphony Dynamo Holdings LLC (“Holdings”)	13,357	12,810

Total current liabilities	25,817	27,219
Deferred revenues, noncurrent	5,849	6,386
Other long-term liabilities	631	617
Commitments and contingencies (Note 4)
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock: $0.001 par value; 250,000 shares authorized at March 31, 2012 and December 31, 2011; 156,631 and 154,626 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	157	155
Additional paid-in capital	470,849	466,276
Accumulated other comprehensive loss:
Unrealized loss on marketable securities available-for-sale	(3)	(3)
Cumulative translation adjustment	(577)	(1,006)

Total accumulated other comprehensive loss	(580)	(1,009)
Accumulated deficit	(382,047)	(365,542)

Total stockholders’ equity	88,379	99,880

Total liabilities and stockholders’ equity	$120,676	$134,102

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Collaboration revenue	$929	$366
Grant revenue	1,087	889
Service and license revenue	334	489

Total revenues	2,350	1,744
Operating expenses:
Research and development	12,405	14,672
General and administrative	5,793	4,754
Amortization of intangible assets	—	245

Total operating expenses	18,198	19,671

Loss from operations	(15,848)	(17,927)
Interest income	52	33
Interest expense	(587)	(490)
Other expense	(122)	(82)

Net loss	$(16,505)	$(18,466)

Basic and diluted net loss per share	$(0.11)	$(0.16)

Shares used to compute basic and diluted net loss per share	155,431	115,726

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(16,505)	$(18,466)
Other comprehensive income:
Unrealized gain on marketable securities available-for-sale	—	26
Cumulative translation adjustment	429	405

Total other comprehensive income	429	431

Total comprehensive loss	$(16,076)	$(18,035)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(16,505)	$(18,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	360
Amortization of intangible assets	—	245
Non-cash interest associated with the note payable to Holdings	547	468
Fair value adjustment of the warrant and contingent liabilities to Holdings	—	(3)
Accretion of discounts and amortization of premiums of marketable securities	304	354
Stock-based compensation expense	2,322	1,480
Changes in operating assets and liabilities:
Accounts receivable	8,152	(126)
Prepaid expenses and other current assets	(738)	(155)
Restricted cash and other assets	(83)	(61)
Accounts payable	318	(449)
Accrued liabilities and other long term liabilities	(1,844)	(2,785)
Deferred revenues	(946)	(357)

Net cash used in operating activities	(8,181)	(19,495)

Investing activities
Purchases of marketable securities	(32,836)	(1,004)
Proceeds from maturities of marketable securities	27,425	18,145
Purchases of property and equipment, net	(932)	(141)

Net cash provided by (used in) investing activities	(6,343)	17,000

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	834
Proceeds from exercise of warrants	1,054	—
Proceeds from employee stock purchase plan	128	40
Proceeds from exercise of stock options	1,071	65

Net cash provided by financing activities	2,253	939

Effect of exchange rate on cash and cash equivalents	83	74

Net decrease in cash and cash equivalents	(12,188)	(1,482)
Cash and cash equivalents at beginning of period	31,941	22,453

Cash and cash equivalents at end of period	$19,753	$20,971

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$5	$836

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious and inflammatory diseases. Our lead product candidate is HEPLISAVTM, a Phase 3 investigational adult hepatitis B vaccine designed to provide higher and earlier protection with fewer doses than currently licensed vaccines.

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2011 has been derived from audited financial statements at that date, but does not include all disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), Symphony Dynamo, Inc. (“SDI”) and Dynavax International, B.V. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2012, we had cash, cash equivalents and marketable securities of $106.9 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of March 31, 2012 and anticipated revenues and funding from existing agreements.

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

Summary of Significant Accounting Policies

We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2012 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Below we describe our accounting policy related to revenue recognition.

Revenue Recognition

Our revenues are derived from collaborative and service agreements as well as grants. We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

Our license and collaboration agreements with our partners provide for payments to be paid to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there is substantial uncertainty whether any such milestones would be achieved at the time we enter into these agreements. In addition, we evaluate whether the development milestones met the criteria to be considered substantive, when all of the conditions are met. The conditions include: (1) the development work is commensurate on either of the following: (a) the vendor’s performance to achieve the milestone and (b) the enhancement of the value of the deliverable item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) it relates solely to past performance and (3) it is reasonable relative to all the deliverable and payment terms within the arrangement. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone.

Milestone payments that are contingent upon the achievement of substantive at-risk performance criteria are recognized in full upon achievement of those milestone events in accordance with the terms of the agreement and assuming all other revenue recognition criteria are met. All revenue recognized to date under our collaborative agreements has been nonrefundable.

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

Recent Accounting Pronouncements

Accounting Standards Update 2011-04

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. While this ASU is largely consistent with existing fair value measurement principles in GAAP, it expands Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between GAAP and International Financial Reporting Standards, which could change how fair value measurement guidance in ASC 820 is applied. We adopted the disclosure requirements in the quarter ended March 31, 2012 and included the required disclosure in Note 2 “Fair Value Measurements.”

Accounting Standards Update 2011-05

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective on a retrospective basis for us on January 1, 2012. We adopted this presentation of comprehensive income in the quarter ended March 31, 2012.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,128	$—	$—	$17,128
U.S. government agency securities	—	38,998	—	38,998
Corporate debt securities	—	48,127	—	48,127

Total assets	$17,128	$87,125	$—	$104,253

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,171	$—	$—	$17,171
U.S. government agency securities	—	28,495	—	28,495
Corporate debt securities	—	58,580	—	58,580

Total assets	$17,171	$87,075	$—	$104,246

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

When determining if there are any “other-than-temporary” impairments on our investments, we evaluate: (i) whether the investment has been in a continuous realized loss position for over 12 months, (ii) the duration to maturity of our investments, (iii) our intention to hold the investments to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through March 31, 2012, we have not recognized any “other-than-temporary” losses on our investments. There were no sales of marketable securities during the three months ended March 31, 2012 and 2011.

Liabilities for Which Fair Value Is Disclosed

In connection with the acquisition of all of the outstanding equity of Symphony Dynamo, Inc. in December 2009, we issued to Symphony Capital Partners, L.P. and certain of its affiliates (together, “Symphony”) a note in the principal amount of $15.0 million, due December 31, 2012, payable in cash, our common stock or a combination thereof at our discretion. As of March 31, 2012, the carrying value and estimated fair value of the note payable was $13.4 million and this balance was classified as a short term liability. We estimate the fair value of the note using a net present value model with a discount rate of 17%. This approach results in the classification of the note as Level 3 in the fair value hierarchy. Imputed interest is recorded as interest expense over the term of the loan using the interest rate method. If we elect to pay all or a portion of the note in shares of our common stock, the number of shares issued will be equal to the portion of the outstanding principal amount of the note to be repaid using our common stock, divided by the average closing price of our common stock for the 30 trading days immediately preceding (but not including) the second trading day prior to the date of such payment multiplied by 1.15.

3. Available-for-Sale Securities

The following is a summary of available-for-sale securities included in cash and cash equivalents and marketable securities as of March 31, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2012:
Certificates of deposit and money market funds	$17,782	$—	$—	$17,782
U.S. government agency securities	38,999	3	(4)	38,998
Corporate debt securities	48,129	2	(4)	48,127

Total	$104,910	$5	$(8)	$104,907

December 31, 2011:
Certificates of deposit and money market funds	$25,243	$—	$—	$25,243
U.S. Government agency securities	28,501	—	(6)	28,495
Corporate debt securities	58,577	9	(6)	58,580

Total	$112,321	$9	$(12)	$112,318

There were no realized gains or losses from the sale of marketable securities in the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, all of our investments have a stated maturity date that is within two years of the current balance sheet date. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity.

4. Commitments and Contingencies

We lease our facilities in Berkeley, California (“the Berkeley Lease”) and Düsseldorf, Germany (“the Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively. Total net rent expense related to our operating leases for each of the three months ended March 31, 2012 and 2011 was $0.4 million. Deferred rent as of both March 31, 2012 and December 31, 2011 was $0.6 million.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2012, excluding payments from sublease agreements, are as follows (in thousands):

Year ending December 31,
2012 (remaining nine months)	$1,355
2013	1,822
2014	1,783
2015	1,819
2016	1,857
Thereafter	4,545

Total	$13,181

During 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2012 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding as of March 31, 2012 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In addition, in the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future up-front fees, milestones, royalties on net sales of products originating from the licensed technologies or other payments contingent upon the occurrence of an event that cannot reasonably be estimated.

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2012, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $13.1 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with The Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of certain products originating from the licensed technologies.

5. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs. In 2011, we earned $15 million in milestone payments related to the initiation of Phase 1 and proof-of-mechanism clinical trials of DV1179 in systemic lupus erythematosus patients and the expansion of our collaboration with GSK to develop a TLR8 inhibitor. We are eligible to receive future development milestone payments which we have determined to be substantive milestones. GSK can exercise its exclusive option to license each program upon achievement of certain events, and we are eligible to receive contingent option exercise payments. If GSK exercises an option, GSK would carry out further development and commercialization of the corresponding products. We are eligible to receive tiered, up to double-digit royalties on sales, if any, and have retained an option to co-develop and co-promote one product under this agreement.

Revenue from the initial payment is deferred and is being recognized over the expected period of performance which is estimated to be seven years. For each of the three months ended March 31, 2012 and 2011, we recognized revenue of $0.4 million related to the initial payment.

Absent early termination, the agreement will expire when all of GSK’s payment obligations expire. Either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement. Either party may terminate the agreement in the event of insolvency of the other party. GSK also has the option to terminate the agreement without cause, upon prior written notice within a specified window of time dependent upon the stage of clinical development of the programs.

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

In October 2011, we amended our agreement with AstraZeneca to provide that we will conduct initial clinical development of AZD1419. Under the terms of the amended agreement, AstraZeneca will fund all program expenses to cover the cost of development activities through Phase 2a, estimated to total approximately $20 million. We received an initial payment of $3 million to begin the clinical program. In December 2011, we agreed to advance AZD1419 into preclinical toxicology studies, which entitled us to receive a $2.6 million payment. If AstraZeneca chooses to advance the program following completion of Phase 2a, we will receive a $20 million milestone payment, and AstraZeneca will retain its rights to develop the candidate therapy and to commercialize the resulting asthma product. Additionally, we are eligible to receive potential future development payments, and upon commercialization, we are eligible to receive royalties based on product sales, if any. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

Revenue from the 2011 amendment has been deferred and is being recognized as the development work is performed over the estimated performance period of approximately five years. For the three months ended March 31, 2012, we recognized revenue of $0.2 million related to the initial payment and $0.4 million from performance of research services.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

In July 2011, we were awarded a $0.6 million grant from the NIH to fund research in preclinical models of skin autoimmune inflammation. For the three months ended March 31, 2012 and 2011 we recognized revenue from this grant and others previously awarded to us by the NIH in 2010 of approximately $0.1 million and $0.2 million, respectively.

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by NIAID to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of our program under Contract No. HHSN272200800038C. For the three months ended March 31, 2012 and 2011, we recognized revenue of approximately $1.0 million and $0.5 million, respectively, related to this grant.

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 37.4 million and 36.9 million shares of common stock as of March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2012 and 2011 because the effect of their inclusion would have been anti-dilutive.

7. Stockholders’ Equity

As of March 31, 2012, we had the following stock-based compensation plans: the 1997 Equity Incentive Plan (the “1997 Plan”); the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program (the “2004 Plan”); the 2004 Employee Stock Purchase Plan (the “Purchase Plan”); the 2010 Employment Inducement Award Plan (the “2010 Inducement Plan”); and the 2011 Equity Incentive Plan (the “2011 Plan”).

The 2011 Plan is administered by our Board of Directors (the “Board”), or a designated committee of the Board, and awards granted under the 2011 Plan have a term of 10 years unless earlier terminated by the Board. No additional awards will be granted under the 1997 Plan, the 2004 Plan or the 2010 Inducement Plan. All shares currently subject to awards outstanding under the 1997 Plan, 2004 Plan or 2010 Inducement Plan that expire or are forfeited will be included in the reserve for the 2011 Plan to the extent such shares would otherwise return to such plans.

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options		Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Weighted-average fair value per share	$3.27	$2.81	$3.15	$2.52
Risk-free interest rate	0.52%	1.60%	0.21%	0.53%
Expected life (in years)	4.0	4.0	1.25	1.16
Volatility	1.63	1.61	1.63	1.62
Expected dividends	—	—	—	—

Expected volatility is based on the historical volatility of our stock. The expected life of options granted is estimated based on historical option exercise and employee termination data. Executive level employees, who hold a majority of the options outstanding, and non-executive level employees were grouped and considered separately for valuation purposes. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is 0% for all years and is based on our history and expectation of dividend payouts.

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods. For equity awards with performance-based vesting criteria, the fair value is amortized to expense over the remaining vesting period commencing when the achievement of the vesting criteria becomes probable. As of March 31, 2012, the total unrecognized compensation cost related to non-vested equity awards deemed probable of vesting amounted to $14.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.28 years. As of March 31, 2012, the total unrecognized compensation cost related to non-vested equity awards not deemed probable of vesting amounted to $6.8 million.

As of March 31, 2012, 2.9 million shares related to equity awards with performance-based vesting criteria were outstanding.

We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development expense	$803	$512
General and administrative expense	1,519	968

Total employee and director stock-based compensation expense	$2,322	$1,480

Activity under the stock-based compensation plans during the three months ended March 31, 2012 was as follows (in thousands except per share amounts):

	Options and Awards Available for Grant	Number of Options and Awards Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2011	11,524	11,101	$3.09
Options granted	(3,030)	3,030	$3.64
Awards granted	(1,785)	1,785	$4.22
Options exercised		(601)	$1.78
Options cancelled:
Options forfeited (unvested)	79	(76)	$2.89
Options expired (vested)		(3)	$4.02

Balance at March 31, 2012	6,788	15,236	$3.38

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of March 31, 2012 (in thousands, except per share amounts and years):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	12,051	$3.28	7.6	$23,243
Options exercisable	5,414	$3.84	5.9	$8,640

Employee Stock Purchase Plan

As of March 31, 2012, 996,000 shares have been reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 620,947 shares of our common stock under the Purchase Plan. At March 31, 2012, 375,053 shares of our common stock remained available for future purchases.

Warrants

As of March 31, 2012, warrants to purchase an aggregate of 24.0 million shares of our common stock were outstanding. During the first quarter of 2012, warrants were exercised to purchase an aggregate of 1.3 million shares of our common stock.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Dynavax Technologies Corporation (“we,” “our,” “us,” Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious and inflammatory diseases. Our lead product candidate is HEPLISAV, a Phase 3 investigational adult hepatitis B vaccine designed to provide higher and earlier protection with fewer doses than currently licensed vaccines.

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

Recent Developments

In April 2012, we submitted the U.S. Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for HEPLISAV, pursuing an indication for immunization against infection caused by all known subtypes of hepatitis B virus in adults 18 through 70 years of age. We anticipate submitting a European Marketing Authorization Application for HEPLISAV in the third quarter of 2012. Upon approval of the initial HEPLISAV BLA, we plan to submit a supplemental BLA with an indication and 3-dose primary vaccination regimen for patients with chronic kidney disease.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies, and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the quarter ended March 31, 2012 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, grants and services and license fees. Collaboration revenue includes amounts recognized under our collaboration agreements. Grant revenue includes amounts earned under government and private agency grants. Service and license fees include revenues related to research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2011 to 2012
Revenues:	2012	2011	$	%
Collaboration revenue	$929	$366	$563	154%
Grant revenue	1,087	889	198	22%
Service and license revenue	334	489	(155)	(32)%

Total revenues	$2,350	$1,744	$606	35%

Total revenues for the quarter ended March 31, 2012 increased by $0.6 million, or 35%, as compared to the first quarter of 2011 primarily due to the increase in collaboration revenue from our partnership with AstraZeneca. Grant revenue for the first quarter of 2012 increased from the same period in 2011 primarily due to the increase in research activity under our NIAID contract related to adjuvant development. Service and license revenue for the first quarter of 2012 decreased as compared to the same period in 2011 as a result of the timing of royalties received by Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2011 to 2012
Research and development expense:	2012	2011	$	%
Compensation and related personnel costs	$5,350	$4,507	$843	19%
Outside services	4,795	8,180	(3,385)	(41)%
Facility costs	1,457	1,473	(16)	(1)%
Non-cash stock-based compensation	803	512	291	57%

Total research and development expense	$12,405	$14,672	$(2,267)	(15)%

Research and development expense for the quarter ended March 31, 2012 decreased by $2.3 million, or 15%, as compared to the same period in 2011. The decrease in costs was primarily due to the decline in outside services from lower HEPLISAV clinical trial expenses of approximately $4.0 million, partially offset by an increase in development costs for our asthma, autoimmune, and adjuvant programs of approximately $1.0 million. In addition, compensation costs and non-cash stock-based compensation increased due to growth in employee headcount and expense incurred for option grants with performance-based vesting criteria associated with the HEPLISAV program.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2011 to 2012
General and administrative expense:	2012	2011	$	%
Compensation and related personnel costs	$1,947	$1,826	$121	7%
Outside services	1,642	1,051	591	56%
Legal costs	510	756	(246)	(33)%
Facility costs	195	171	24	14%
Non-cash stock-based compensation	1,499	950	549	58%

Total general and administrative expense	$5,793	$4,754	$1,039	22%

General and administrative expense for the quarter ended March 31, 2012 increased by $1.0 million, or 22%, as compared to the same period in 2011. This increase is primarily due to higher outside services, including consulting costs and market research activities for HEPLISAV. Compensation costs and non-cash stock-based compensation also increased due to growth in the number of administrative employees to support the organization and expense incurred for option grants with performance-based vesting. These increases were partially offset by a decline in legal costs related to patent activities.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and were amortized over five years from the date of acquisition through the second quarter of 2011. Amortization of intangible assets was $0.2 million for the quarter ended March 31, 2011.

Interest Income, Interest Expense, and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense relates to the note payable issued to Symphony Dynamo Holdings LLC (“Holdings”). Other income (expense) includes gains and losses on foreign currency transactions and gains and losses on disposals of property and equipment. The following is a summary of our interest income and expense and other income and expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%
Interest income	$52	$33	$19	58%
Interest expense	$(587)	$(490)	$97	20%
Other expense	$(122)	$(82)	$40	49%

Interest income for the quarter ended March 31, 2012 increased slightly over the same period in 2011 due to higher investment balances.

Interest expense for the quarter ended March 31, 2012 increased by $0.1 million over the same period in 2011, due to interest from the accretion of the discount on the note payable to Holdings.

Other expense for the quarters ended March 31, 2012 and 2011 primarily represents losses on foreign currency transactions.

Liquidity and Capital Resources

As of March 31, 2012, we had $106.9 million in cash, cash equivalents and marketable securities. Our funds are currently invested in short-term money market funds, government agency securities and corporate obligations.

Cash used in operating activities was $8.2 million during the quarter ended March 31, 2012, compared to $19.5 million for the same period in 2011. During the quarter ended March 31, 2012, cash usage was due primarily to the net loss of $16.5 million, partially offset by a net decrease in operating assets and liabilities of $4.9 million associated with cash receipts of $8.2 million from our collaborations with GSK and AstraZeneca and payments of accrued liabilities. During the quarter ended March 31, 2011, cash usage of $19.5 million was primarily due to the net loss of $18.5 million and a net increase in operating assets and liabilities of $3.9 million.

Cash used in investing activities was $6.3 million during the quarter ended March 31, 2012, compared to cash provided by investing activities of $17.0 million for the same period in 2011. The variance was primarily attributed to the net purchases of marketable securities in the quarter ended March 31, 2012.

Cash provided by financing activities was $2.3 million during the quarter ended March 31, 2012, compared to $0.9 million for and the same period in 2011. Cash provided by financing activities in the first quarter of 2012 included proceeds from stock option and warrant exercises of $2.1 million. During the first quarter of 2011, we sold 300,000 shares of common stock for net proceeds of $0.8 million pursuant to an at-the-market financing agreement with Aspire Capital.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand at March 31, 2012 and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with development and manufacturing of our product candidates, particularly HEPLISAV; various human clinical trials for our product candidates; and protection of our intellectual property. In order to continue development of our product candidates and if it is approved, to launch HEPLISAV, we will need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we would need to delay, reduce the scope of, or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

Contractual Obligations

The following summarizes our significant contractual obligations as of March 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 years
Future minimum payments under our operating leases	$13,181	$1,355	$5,424	$3,411	$2,991
Note payable to Symphony Dynamo Holdings	15,000	15,000	—	—	—

Total	$28,181	$16,355	$5,424	$3,411	$2,991

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively.

During 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of March 31, 2012 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding as of March 31, 2012 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

The principal amount of the non-interest bearing note payable Symphony Dynamo Holdings LLC of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. As of March 31, 2012 the carrying value of the note payable was $13.4 million and was classified as a short term liability. Imputed interest is recorded as interest expense over the term of the loan using the interest rate method. If we elect to pay all or a portion of the note in shares of our common stock, the number of shares issued will be equal to the portion of the outstanding principal amount of the note to be repaid using our common stock, divided by the average closing price of our common stock for the thirty (30) trading days immediately preceding (but not including) the second trading day prior to the date of such payment multiplied by 1.15.

In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In addition, in the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future up-front fees, milestones, royalties on net sales of products originating from the licensed technologies or other payments contingent upon the occurrence of an event that cannot reasonably be estimated.

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of March 31, 2012, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $13.1 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with The Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of certain products originating from the licensed technologies.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the Securities and Exchange Commission and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time to maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, government agency securities and corporate obligations, some of which are government-secured. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. If interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the change in our net unrealized loss on investments would be $0.5 million or $0.6 million, respectively.

We do not have derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the United States for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of March 31, 2012 was $0.6 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of March 31, 2012 the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Vice President (“VP”), Finance, our principal financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and VP, Finance concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of period covered by this report are effective at the reasonable assurance level.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $382.0 million as of March 31, 2012. To date, our revenue has resulted from collaboration agreements, services and license fees from our customers, including the customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), and government and private agency grants. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support commercialization of HEPLISAV, if it is approved.

We do not have any products that generate revenue. There can be no assurance whether HEPLISAV can be further developed, financed or commercialized in a timely manner without significant additional studies or patient data or significant expense; whether current development efforts will be sufficient to support approval of HEPLISAV; or if approved, whether the market for HEPLISAV will be sufficient for us to reach profitability. Our ability to generate revenue depends upon obtaining regulatory approvals for our product candidates, generating product sales and entering into and maintaining successful collaborative relationships.

If we are unable to generate significant revenues or achieve profitability, we may be required to reduce or discontinue our current and planned operations, enter into a transaction that constitutes a change in control of the company, or license rights to HEPLISAV or raise additional capital on less than favorable terms.

We require substantial additional capital to continue development of our product candidates, and, if our most advanced candidate, HEPLISAV, is approved, to commence sales and marketing activities.

In order to continue development of our product candidates and, if it is approved, to launch HEPLISAV, we still need significant additional funds. Addressing this need may occur through strategic alliance and licensing arrangements and/or future public or private financings. We expect to continue to spend substantial funds in connection with:

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

Risks Related to our Business

The success of our product candidates depends on regulatory approval. The U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture is insufficient for regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

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

For our lead product, HEPLISAV, our Biologics License Application (“BLA”) must be approved by the FDA and corresponding applications to foreign regulatory agencies must be submitted and approved by those agencies before we may sell the product. Obtaining approval of a BLA by the FDA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for HEPLISAV for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. In addition, we obtain guidance from regulatory authorities on certain aspects of our clinical development activities and seek to comply with written guidelines provided by the authorities. These discussions and written guidelines are not binding obligations on the part of the regulatory authorities and the regulatory authorities may require additional patient data or studies to be conducted. Regulatory authorities may revise or retract previous guidance during the course of a clinical trial or after completion of the trial. The authorities may also disqualify a clinical trial from consideration in support of approval of a potential product if they deem the guidelines have not been met. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture is insufficient for regulatory approval.

Failure to receive approval or significant delay in receiving approval of our BLA would have a material adverse effect on our business and results of operations. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our potential partners may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for such product.

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

The FDA may require more clinical trials for our HEPLISAV product candidate than we currently expect before granting regulatory approval, if at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.

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

Although certain of our employees have commercialization experience, as a company we currently have no sales, marketing or distribution capabilities. HEPLISAV product sales are currently expected to generate a substantial portion of our future revenue, if it is approved. In order to commercialize HEPLISAV, we must either develop sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services, which will require resources and time. If we decide to market HEPLISAV directly, we must commit significant resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities.

In October 2011, the Centers for Disease Control and Prevention Advisory Committee on Immunization Practices (“ACIP”) voted to recommend that hepatitis B vaccine should be administered to unvaccinated adults with diabetes who are less than 60 years of age. This change significantly expands the potential number of persons for whom vaccination is recommended in the U.S. and we believe could significantly expand the revenue potential for HEPLISAV. In order to successfully market, sell and distribute HEPLISAV to patients with diabetes, we will need to establish a sales and marketing infrastructure and/or establish and maintain distribution arrangements. We may not be able to enter into these arrangements on acceptable terms. Moreover, our pricing and reimbursement strategies with respect to our initial approval plans for HEPLISAV may significantly impact our ability to achieve commercial success in this potential patient population.

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

If we, or our partners, if any, are not successful in setting our marketing, pricing and reimbursement strategy, recruiting sales and marketing personnel or in timely building a sales and marketing infrastructure, we will have difficulty commercializing HEPLISAV, which would adversely affect our business and financial condition. To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market HEPLISAV, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, certain revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control.

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

We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process that must be performed in compliance with current GMP regulations. We may not be able to comply with these and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates and could result in significant expense. Moreover, if our HEPLISAV clinical trials are sufficient for approval and depending on the level of market acceptance of the product, we likely would not have the capacity in our existing facility to meet all of our commercial supply needs in the future. For example, the recent ACIP recommendation that hepatitis B vaccine should be administered to unvaccinated adults with diabetes who are less than 60 years of age could significantly increase the market demand for HEPLISAV. We estimate our current manufacturing capacity could supply up to approximately 2 million doses of HEPLISAV annually, which may not be sufficient to meet demand. Our ability to expand manufacturing capacity by improving utilization in our existing facility, improving upon our current production yields or using a new facility will take time to implement and could result in substantial cost. In the event that demand exceeds our current capacity plans, we may experience a shortage in supply of HEPLISAV and our clinical candidates, which could have a material adverse effect on the success of HEPLISAV and our other product candidates. Likewise, in the event that HEPLISAV is not approved, we would have to consider other alternatives for the facility in Düsseldorf, including its sale or closure, and any such efforts would be complex, expensive, time-consuming and difficult.

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

If, as a result of their inspections, the FDA determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may not approve the product or may suspend the manufacturing operations. If the manufacturing operations of any of the suppliers for our product candidates are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we might be unable to ship our approved product for commercial supply or to supply our products in development for clinical trials. Significant and costly delays can occur if the qualification of a new supplier is required.

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

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price or the availability of appropriate reimbursement from third party payors, in particular for HEPLISAV where existing products are approved. Existing laws affecting the pricing and coverage of pharmaceuticals and other medical products by government programs and other third party payors may change before any of our product candidates are approved for marketing. In addition, third party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing and reimbursement decisions may not allow our products to compete effectively with existing or competitive products. Because we intend to offer products, if approved, that involve new technologies and new approaches to treating disease, the willingness of third party payors to reimburse for our products is particularly uncertain. We will have to charge a price for our products that is sufficiently high to enable us to recover our considerable investment in product development and our operating costs. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to achieve profitability and could harm our future prospects and reduce our stock price.

We are unable to predict what impact the Health Care and Education Reconciliation Act of 2010 or other reform legislation will have on our business or future prospects. The uncertainty as to the nature and scope of the implementation of any proposed reforms limits our ability to forecast changes that may affect our business. In Europe, the success of our products, in particular HEPLISAV, will depend largely on obtaining and maintaining government reimbursement because many providers in European countries are unlikely to use medical products that are not reimbursed by their governments. Many countries in Europe have adopted legislation and increased efforts to control prices of healthcare products. We are unable to predict the impact these actions will have on our business or future prospects.

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

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases. For example, if it is approved, HEPLISAV will compete in the United States with established hepatitis B vaccines marketed by Merck & Co. (“Merck”) and GlaxoSmithKline (“GSK”) and outside the United States with vaccines from those companies and several additional established pharmaceutical companies. Competitors may develop more effective, more affordable or more convenient products or may achieve earlier patent protection or commercialization of their products. These competitive products may render our product candidates obsolete or limit our ability to generate revenues from our product candidates.

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

As we advance HEPLISAV through the development stage towards commercialization, we will need to expand our organization, including adding marketing and sales capabilities or contracting with third parties to provide these capabilities for us. As our operations expand, we expect that we will also need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on our organization, in particular on management. We expect to enhance our senior management group as we prepare to become a commercial organization. Our future financial performance and our ability to commercialize HEPLISAV and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our development efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

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

Our share purchase rights plan may have certain anti-takeover effects. Specifically, the rights issued pursuant to the plan will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our Board of Directors. Although the rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights issued may be amended to permit such acquisition or redeemed by the Company at $0.001 per right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 20% or more of our common stock or (ii) the final expiration date of the rights, the effect of the rights plan may deter a potential acquisition of the Company. In addition, we remain subject to the provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our Board of Directors.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company, we will continue to incur legal, accounting and other expenses associated with reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as new rules implemented by the Securities and Exchange Commission and the NASDAQ Stock Market LLC. We may need to continue to implement additional financial and accounting systems, procedures and controls in order to accommodate changes in our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting as of the end of our fiscal year, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2012, we had 156,630,608 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed “shelf” registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4 (3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement

4.3(5)	Form of Warrant

4.4(6)	Form of Specimen Common Stock Certificate

4.5(2)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(2)	Form of Rights Certificate

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant

4.9(9)	Form of Warrant

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.

(5)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 4, 2012	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	By:	/s/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4 (3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement

4.3(5)	Form of Warrant

4.4(6)	Form of Specimen Common Stock Certificate

4.5(2)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(2)	Form of Rights Certificate

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant

4.9(9)	Form of Warrant

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 000- 50577).
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(5)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.

(6)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 6, 2009.
(8)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 16, 2010.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.