Form 10-Q
period 2012-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2012-08-03
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, the registrant had outstanding 177,770,433 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. Forward-looking statements are based on our beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “future,” “intend,” “certain,” and similar expressions intended to identify forward-looking statements. Our forward-looking statements include discussions regarding our business and financing strategies, research and development, preclinical and clinical product development efforts, intellectual property rights and ability to commercialize our product candidates, as well as the timing of the clinical development and potential regulatory approval of our products, the effect of GAAP accounting pronouncements, the potential for entry into collaborative arrangements, uncertainty regarding our future operating results and prospects for profitability, anticipated sources of funds as well as our plans, objectives, expectations and intentions. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$34,530	$31,941
Marketable securities available-for-sale	125,669	82,020
Accounts receivable	1,284	9,527
Prepaid expenses and other current assets	4,145	1,130

Total current assets	165,628	124,618
Property and equipment, net	6,833	6,163
Goodwill	2,356	2,312
Restricted cash	640	647
Other assets	438	362

Total assets	$175,895	$134,102

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,155	$2,040
Accrued liabilities	7,340	8,159
Deferred revenues	2,859	4,210
Note payable to Symphony Dynamo Holdings LLC (“Holdings”)	13,905	12,810

Total current liabilities	25,259	27,219
Deferred revenues, noncurrent	5,312	6,386
Other long-term liabilities	616	617
Commitments and contingencies (Note 5)
Dynavax stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock: $0.001 par value; 250,000 shares authorized; 177,729 and 154,626 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	178	155
Additional paid-in capital	542,934	466,276
Accumulated other comprehensive loss:
Unrealized loss on marketable securities available-for-sale	(30)	(3)
Cumulative translation adjustment	(1,217)	(1,006)

Total accumulated other comprehensive loss	(1,247)	(1,009)
Accumulated deficit	(397,157)	(365,542)

Total stockholders’ equity	144,708	99,880

Total liabilities and stockholders’ equity	$175,895	$134,102

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Collaboration revenue	$1,623	$6,363	$2,552	$6,729
Grant revenue	882	890	1,969	1,779
Service and license revenue	179	16	513	505

Total revenues	2,684	7,269	5,034	9,013
Operating expenses:
Research and development	11,376	13,257	23,781	27,929
General and administrative	5,957	4,054	11,750	8,808
Amortization of intangible assets	—	54	—	299

Total operating expenses	17,333	17,365	35,531	37,036

Loss from operations	(14,649)	(10,096)	(30,497)	(28,023)
Interest income	65	23	117	56
Interest expense	(589)	(487)	(1,176)	(977)
Other income (expense)	63	(75)	(59)	(157)

Net loss	$(15,110)	$(10,635)	$(31,615)	$(29,101)

Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.20)	$(0.25)

Shares used to compute basic and diluted net loss per share	167,697	117,864	161,564	116,801

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(15,110)	$(10,635)	$(31,615)	$(29,101)
Other comprehensive (loss) income :
Unrealized (loss) gain on marketable securities available-for-sale	(27)	(7)	(27)	19
Cumulative translation adjustment	(640)	150	(211)	555

Total other comprehensive (loss) income	(667)	143	(238)	574

Total comprehensive loss	$(15,777)	$(10,492)	$(31,853)	$(28,527)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(31,615)	$(29,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	592	704
Amortization of intangible assets	—	299
(Gain)/loss on disposal of assets	—	(8)
Non-cash interest associated with the note payable to Holdings	1,095	935
Fair value adjustment of the warrant and contingent liabilities to Holdings	—	17
Accretion of discounts and amortization of premiums of marketable securities	638	617
Stock-based compensation expense	4,391	2,647
Changes in operating assets and liabilities:
Accounts receivable	8,243	(138)
Prepaid expenses and other current assets	(3,015)	(428)
Restricted cash and other assets	(69)	(178)
Accounts payable	(885)	(587)
Accrued liabilities and other long term liabilities	(820)	(3,188)
Deferred revenues	(2,425)	(715)

Net cash used in operating activities	(23,870)	(29,124)

Investing activities
Purchases of marketable securities	(114,400)	(19,509)
Proceeds from maturities of marketable securities	70,085	34,367
Purchases of property and equipment, net	(1,403)	(419)

Net cash (used in) provided by investing activities	(45,718)	14,439

Financing activities
Proceeds from issuance of common stock, net of issuance costs	69,614	19,487
Proceeds from exercise of warrants	1,205	7
Proceeds from employee stock purchase plan	128	40
Proceeds from exercise of stock options	1,343	65

Net cash provided by financing activities	72,290	19,599

Effect of exchange rate on cash and cash equivalents	(113)	112

Net decrease in cash and cash equivalents	2,589	5,026
Cash and cash equivalents at beginning of period	31,941	22,453

Cash and cash equivalents at end of period	$34,530	$27,479

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$19	$845

Net change in unrealized gain on marketable securities	$(27)	$19

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious and inflammatory diseases. Our lead product candidate is HEPLISAVTM, a Phase 3 investigational adult hepatitis B vaccine designed to provide higher and earlier protection with fewer doses than currently licensed vaccines. A U.S. Biologics License Application for HEPLISAV has been accepted for review by the U.S. Food and Drug Administration.

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

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”) and Dynavax International, B.V. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2012, we had cash, cash equivalents and marketable securities of $160.2 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of June 30, 2012 and anticipated revenues and funding from existing agreements.

In order to continue development of our product candidates and if it is approved, to launch HEPLISAV, we may need to raise significant additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient additional funding may not be available on acceptable terms, or at all. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold the HEPLISAV program or our other development programs while we seek strategic alternatives.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Summary of Significant Accounting Policies

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2012 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Below we describe our accounting policy related to revenue recognition.

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

Our license and collaboration agreements with our partners provide for payments to be paid to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there is substantial uncertainty whether any such milestones would be achieved at the time we enter into these agreements. We evaluate whether the development milestones meet the criteria to be considered substantive. The conditions include: (1) the development work is commensurate on either of the following: (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the deliverable item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) it relates solely to past performance and (3) it is reasonable relative to all the deliverable and payment terms within the arrangement. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone.

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

Recent Accounting Pronouncements

Accounting Standards Update 2011-04

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. While this ASU is largely consistent with existing fair value measurement principles in GAAP, it expands Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between GAAP and International Financial Reporting Standards, which could change how fair value measurement guidance in ASC 820 is applied. We adopted the disclosure requirements in the quarter ended March 31, 2012 and included the required disclosure in Note 2 “Fair Value Measurements.”

Accounting Standards Update 2011-05

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 was effective on a retrospective basis for us on January 1, 2012. We adopted this presentation of comprehensive income in the quarter ended March 31, 2012.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2012:
Money market funds	$26,352	$—	$—	$26,352
U.S. government agency securities	—	104,914	—	104,914
Corporate debt securities, secured by U.S. government	—	26,932	—	26,932

Total	$26,352	$131,846	$—	$158,198

December 31, 2011:
Money market funds	$17,171	$—	$—	$17,171
U.S. Government agency securities	—	35,920	—	35,920
Corporate debt securities, secured by U.S. government	—	58,580	—	58,580

Total	$17,171	$94,500	$—	$111,671

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

When determining if there are any “other-than-temporary” impairments on our investments, we evaluate: (i) whether the investment has been in a continuous unrealized loss position for over 12 months, (ii) the duration to maturity of our investments, (iii) our intention to hold the investments to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through June 30, 2012, we have not recognized any “other-than-temporary” losses on our investments. There were no sales of marketable securities during the six months ended June 30, 2012 and 2011.

Liabilities for Which Fair Value Is Disclosed

In connection with the acquisition of all of the outstanding equity of Symphony Dynamo, Inc. in December 2009, we issued to Symphony Dynamo Holdings LLC a note in the principal amount of $15.0 million, due December 31, 2012, payable in cash, our common stock or a combination thereof at our discretion. As of June 30, 2012, the carrying value and estimated fair value of the note payable was $13.9 million and this balance was classified as a short term liability. We estimated the fair value of the note using a net present value model with a discount rate of 17%. This approach resulted in the classification of the note as Level 3 in the fair value hierarchy. Imputed interest is recorded as interest expense over the term of the loan using the interest rate method. We recorded interest expense of $0.5 million and $1.1 million for the three and six months ended June 30, 2012, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2011, respectively. If we elect to pay all or a portion of the note in shares of our common stock, the number of shares issued will be equal to the portion of the outstanding principal amount of the note to be repaid using our common stock, divided by the average closing price of our common stock for the 30 trading days immediately preceding (but not including) the second trading day prior to the date of such payment multiplied by 1.15.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and available-for-sale marketable securities as of June 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2012:
Cash and cash equivalents:
Cash	$2,001	$—	$—	$2,001
Money market funds	26,352	—	—	26,352
U.S. government agency securities	6,177	—	—	6,177

Total cash and cash equivalents	34,530	—	—	34,530
Marketable securities available-for-sale:
U.S. government agency securities	98,764	7	(34)	98,737
Corporate debt securities	26,935	—	(3)	26,932

Total marketable securities available-for-sale	125,699	7	(37)	125,669

Total cash, cash equivalents and marketable securities	$160,229	$7	$(37)	$160,199

December 31, 2011:
Cash and cash equivalents:
Cash	$2,290	$—	$—	$2,290
Money market funds	17,171	—	—	17,171
U.S. government agency securities	9,438	—	—	9,438
Corporate debt securities	3,044	—	(2)	3,042

Total cash and cash equivalents	31,943	—	(2)	31,941
Marketable securities available-for-sale:
U.S. Government agency securities	26,488	—	(6)	26,482
Corporate debt securities	55,533	9	(4)	55,538

Total marketable securities available-for-sale	82,021	9	(10)	82,020

Total cash, cash equivalents and marketable securities	$113,964	$9	$(12)	$113,961

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at June 30, 2012, by contractual maturity (in thousands):

	June 30, 2012
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$68,935	$68,927
Mature after one year through two years	56,764	56,742

	$125,699	$125,669

There were no realized gains or losses from the sale of marketable securities in the three and six months ended June 30, 2012 and 2011. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity. The corporate debt securities held as of June 30, 2012 and December 31, 2011 were secured by the Federal Deposit Insurance Corporation through the Temporary Liquidity Guarantee Program.

4. Public Financing

On May 9, 2012, we sold 17,500,000 shares of our common stock at a price of $4.25 per share in an underwritten public offering. The sale of common stock resulted in aggregate net proceeds to us of approximately $69.6 million after deducting offering expenses.

5. Commitments and Contingencies

We lease our facilities in Berkeley, California (“the Berkeley Lease”) and Düsseldorf, Germany (“the Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. We entered into sublease agreements under the Düsseldorf Lease for a certain portion of the leased space. The sublease income is offset against our rent expense. Total net rent expense related to our operating leases for the three months ended June 30, 2012 and 2011 was $0.4 million and $0.5 million, respectively. Total net rent expense related to our operating leases for the six months ended June 30, 2012 and 2011 was $0.8 million and $0.9 million, respectively. Deferred rent was $0.6 million as of June 30, 2012 and December 31, 2011.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2012, excluding payments from sublease agreements, are as follows (in thousands):

Year ending December 31,
2012 (remaining six months)	$888
2013	1,785
2014	1,751
2015	1,787
2016	1,824
Thereafter	4,342

Total	$12,377

During 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2012 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding as of June 30, 2012 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In addition, in the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future up-front fees, milestones, royalties on net sales of products originating from the licensed technologies, if any, or other payments contingent upon the occurrence of future events that cannot reasonably be estimated.

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2012, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $10.0 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with The Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of certain products originating from the licensed technologies.

6. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop, and commercialize toll-like receptor (“TLR”) inhibitors. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs. In 2011, we earned $15 million in milestone payments related to the initiation of Phase 1 and proof-of-mechanism clinical trials of DV1179 in systemic lupus erythematosus patients and expanded our collaboration with GSK to develop a TLR8 inhibitor. We are eligible to receive future development milestone payments which we have determined to be substantive milestones. GSK can exercise its exclusive option to license each program upon achievement of certain events, and we are eligible to receive contingent option exercise payments. If GSK exercises an option, GSK would carry out further development and commercialization of the corresponding products. We are eligible to receive tiered, up to double-digit royalties on sales of any products originating from the collaboration, and have retained an option to co-develop and co-promote one product under this agreement.

Revenue from the initial payment from GSK was deferred and is being recognized over the expected period of performance under the agreement which is estimated to be seven years. For the three months ended June 30, 2012 and 2011, we recognized revenue of $0.4 million in each period related to the initial payment. For the six months ended June 30, 2012 and 2011, we recognized revenue of $0.7 million in each period related to the initial payment. As of June 30, 2012 and December 31, 2011, deferred revenue relating to the initial payment was $4.9 million and $5.7 million, respectively. During the quarter ended June 30, 2011, we recorded $6 million in revenue from a milestone payment we received from GSK.

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

In October 2011, we amended our agreement with AstraZeneca to provide that we will conduct initial clinical development of AZD1419. Under the terms of the amended agreement, AstraZeneca will fund all program expenses to cover the cost of development activities through Phase 2a, estimated to total approximately $20 million. We received an initial payment of $3 million to begin the clinical program. In December 2011, we agreed to advance AZD1419 into preclinical toxicology studies, which entitled us to receive a $2.6 million payment. If AstraZeneca chooses to advance the program following completion of Phase 2a, we will receive a $20 million milestone payment, and AstraZeneca will retain its rights to develop the candidate therapy and to commercialize the resulting asthma product. Additionally, we are eligible to receive potential future development payments, and upon commercialization, we are eligible to receive royalties based on product sales of any products originating from the collaboration. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

Revenue from the 2011 amendment has been deferred and is being recognized as the development work is performed over the estimated performance period of approximately five years. For the three months ended June 30, 2012, we recognized revenue of $0.2 million related to the initial payment and $1.1 million from performance of research services. For the six months ended June30, 2012, we recognized revenue of $0.4 million related to the initial payment and $1.4 million from performance of research services. Revenues from the agreement were immaterial for 2011. As of June 30, 2012 and December 31, 2011, deferred revenue relating to the initial payment and performance of research services was $3.1 million and $4.9 million, respectively.

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

In May 2012, we were awarded a $0.4 million grant from the NIH to fund research in screening for inhibitors of TLR8 for treatment of rheumatoid arthritis and $0.6 million grant to fund development of TLR8 inhibitors for treatment of autoimmune diseases.

During the three and six month periods the following revenue was recognized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NIAID Contract	$750	$570	$1,740	$1,116
All other NIH grants	132	320	229	663

Total NIH grant revenue recognized	$882	$890	$1,969	$1,779

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, outstanding options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants and stock options to purchase 32.8 million and 36.6 million shares of common stock as of June 30, 2012 and 2011, respectively, were excluded from the calculation of diluted net loss per share for the quarters ended June 30, 2012 and 2011 because the effect of their inclusion would have been anti-dilutive.

8. Stockholders’ Equity

As of June 30, 2012, we had the following stock-based compensation plans: the 1997 Equity Incentive Plan (the “1997 Plan”); the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program (the “2004 Plan”); the 2004 Employee Stock Purchase Plan (the “Purchase Plan”); the 2010 Employment Inducement Award Plan (the “2010 Inducement Plan”); and the 2011 Equity Incentive Plan (the “2011 Plan”).

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

Under our stock-based compensation plans, option awards generally vest over a 4-year period contingent upon continuous service and expire 10 years from the date of grant (or earlier upon termination of continuous service). The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Weighted-average fair value per share	$3.34	$2.30	$3.30	$2.78	$3.80	$2.52
Risk-free interest rate	0.55%	1.3%	0.53%	1.6%	0.19%	0.52%
Expected life (in years)	4.0	4.0	4.0	4.0	1.0	1.2
Volatility	1.6	1.6	1.6	1.6	1.6	1.6
Expected dividends	—	—	—	—	—	—

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

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods. For equity awards with performance-based vesting criteria, the fair value is amortized to expense over the remaining vesting period commencing when the achievement of the vesting criteria becomes probable. As of June 30, 2012, the total unrecognized compensation cost related to non-vested equity awards deemed probable of vesting amounted to $13.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.52 years. As of June 30, 2012, the total unrecognized compensation cost related to non-vested equity awards not deemed probable of vesting amounted to $6.9 million.

As of June 30, 2012, 2,800,000 shares related to equity awards with performance-based vesting criteria were outstanding.

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $2.1 million and $1.2 million, respectively. We recognized stock-based compensation expense of $4.4 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively. We recognized the following amounts of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development expense	$938	$531	$1,741	$1,043
General and administrative expense	1,131	636	2,650	1,604

Total	$2,069	$1,167	$4,391	$2,647

Activity under the stock-based compensation plans during the six months ended June 30, 2012 was as follows (in thousands except per share amounts):

	Options and Awards Available for Grant	Number of Options and Awards Outstanding	Weighted-Average Price Per Share
Balance at December 31, 2011	11,524	11,101	$3.09
Options granted	(3,612)	3,612	$3.66
Awards granted	(1,815)	1,815	$4.23
Options exercised	—	(824)	$1.70
Awards vested	—	(40)	$4.22
Options cancelled:
Options forfeited (unvested)	310	(310)	$3.24
Options expired (vested)	4	(4)	$4.55
Awards cancelled (unvested)	—	(40)	$4.22

Balance at June 30, 2012	6,411	15,310	$3.42

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of June 30, 2012 (in thousands, except per share amounts and years):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	12,347	$3.33	7.4	$15,897
Options exercisable	6,689	$3.53	6.1	$8,930

Employee Stock Purchase Plan

As of June 30, 2012, 996,000 shares have been reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 620,947 shares of our common stock under the Purchase Plan. As of June 30, 2012, 375,053 shares of our common stock remained available for future purchases.

Warrants

As of June 30, 2012, warrants to purchase an aggregate of approximately 19 million shares of our common stock were outstanding. During the three and six months ended June 30, 2012, warrants were exercised to purchase an aggregate of approximately 3.4 million and 4.7 million shares, respectively, of our common stock.

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

Overview

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious and inflammatory diseases. Our lead product candidate is HEPLISAV, a Phase 3 investigational adult hepatitis B vaccine designed to provide higher and earlier protection with fewer doses than currently licensed vaccines. A U.S. Biologics License Application (“BLA”) for HEPLISAV has been accepted for review by the U.S. Food and Drug Administration (“FDA”).

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

Recent Developments

In June 2012, we reported that the FDA has established February 24, 2013 as the PDUFA action date for HEPLISAV’s BLA, pursuing an indication for immunization against infection caused by all known subtypes of hepatitis B virus in adults 18 through 70 years of age. In July 2012, we submitted a Marketing Authorization Application for HEPLISAV to the European Medicines Agency for an indication in adults 18 through 70 years of age and in patients with chronic kidney disease. Upon approval of the HEPLISAV BLA, we plan to submit a supplemental BLA with an indication and 3-dose primary vaccination regimen for patients with chronic kidney disease.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies, and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the period ended June 30, 2012 as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2011 to 2012		Six Months Ended June 30,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%	2012	2011	$	%
Revenues:
Collaboration revenue	$1,623	$6,363	$(4,740)	(74%)	$2,552	$6,729	$(4,177)	(62%)
Grant revenue	882	890	(8)	(1%)	1,969	1,779	190	11%
Service and license revenue	179	16	163	1,019%	513	505	8	2%

Total revenues	$2,684	$7,269	$(4,585)	(63%)	$5,034	$9,013	$(3,979)	(44%)

Total revenues for the three months ended June 30, 2012 decreased by $4.6 million, or 63%, as compared to the same quarter of 2011. In the current quarter, revenue was primarily earned from our collaboration partnership with AstraZeneca. In the second quarter of 2011, revenue resulted primarily from a $6.0 million milestone payment from GSK for the initiation of a Phase 1 clinical trial. Grant revenue for the second quarter of 2012 was consistent with the same period in 2011. Grant revenue in both periods was primarily due to research activity under our NIAID contract related to adjuvant development. Service and license revenue for the first quarter of 2012 increased as compared to the same period in 2011 as a result of a research and development milestone achieved by Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

Total revenues for the six months ended June 30, 2012 decreased by $4.0 million, or 44%, as compared to the same period of 2011 primarily due to the decrease in collaboration revenue from our partnership with GSK. Grant revenue for the six months ended June 30, 2012 increased from the same period in 2011 primarily due to the increase in research activity under our NIAID contract related to adjuvant development. Service and license revenue for the first half of 2012 was consistent with same period in the prior year.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2011 to 2012		Six Months Ended June 30,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%	2012	2011	$	%
Research and development:
Compensation and related personnel costs	$4,855	$4,694	$161	3%	$10,205	$9,201	$1,004	11%
Outside services	4,156	6,653	(2,497)	(38%)	8,951	14,833	(5,882)	(40%)
Facility costs	1,427	1,379	48	3%	2,884	2,852	32	1%
Non-cash stock-based compensation	938	531	407	77%	1,741	1,043	698	67%

Total research and development	$11,376	$13,257	$(1,881)	(14%)	$23,781	$27,929	$(4,148)	(15%)

Research and development expense for the three months ended June 30, 2012 decreased by $1.9 million, or 14%, as compared to the same period in 2011. The decrease in costs was primarily due to the decline in outside services from lower HEPLISAV clinical trial expenses of approximately $3.5 million, partially offset by an increase in development costs for our asthma program of approximately $1.0 million. In addition, compensation costs and non-cash stock-based compensation increased due to growth in employee headcount and expense incurred for option grants with performance-based vesting criteria associated with the HEPLISAV program.

Research and development expense for the six months ended June 30, 2012 decreased by $4.1 million, or 15%, as compared to the same period in 2011. The decrease in costs was primarily due to the decline in outside services of approximately $5.9 million from lower HEPLISAV clinical trial expenses, partially offset by an increase of approximately $1.0 million in compensation and related personnel costs due to primarily to increased headcount. In addition, compensation costs and non-cash stock-based compensation increased due to growth in employee headcount and expense incurred for option grants with performance-based vesting criteria associated with the HEPLISAV program.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2011 to 2012		Six Months Ended June 30,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%	2012	2011	$	%
General and administrative:
Compensation and related personnel costs	$2,234	$1,792	$442	25%	$4,181	$3,618	$563	16%
Outside services	2,014	1,002	1,012	101%	3,656	2,053	1,603	78%
Legal costs	374	407	(33)	(8%)	884	1,163	(279)	(24%)
Facility costs	224	228	(4)	(2%)	419	399	20	5%
Non-cash stock-based compensation	1,111	625	486	78%	2,610	1,575	1,035	66%

Total general and administrative	$5,957	$4,054	$1,903	47%	$11,750	$8,808	$2,942	33%

General and administrative expense for the three and six months ended June 30, 2012 increased by $1.9 million, or 47%, and $2.9 million, or 33%, respectively as compared to the same periods in 2011. These increases are primarily due to higher outside services including consulting costs and market research activities as we prepare for the commercial launch of HEPLISAV. Compensation costs and non-cash stock-based compensation also increased due to growth in the number of administrative employees to support the organization and expense incurred for option grants with performance-based vesting criteria associated with the HEPLISAV program.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and were amortized over five years from the date of acquisition through the second quarter of 2011. Amortization of intangible assets was $0.3 million for the six months ended June 30, 2011.

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

	Three Months Ended June 30,		Increase (Decrease) from 2011 to 2012		Six Months Ended June 30,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%	2012	2011	$	%
Interest Income	$65	$23	$42	183%	$117	$56	$61	109%
Interest Expense	(589)	(487)	102	21%	(1,176)	(977)	199	20%
Other Income (Expense)	63	(75)	138	184%	(59)	(157)	(98)	(62%)

Interest income for the three and six months ended June 30, 2012 increased over the same periods in 2011 due to higher investment balances primarily as a result of our May 2012 common stock offering which resulted in net proceeds to us of approximately $69.6 million.

Interest expense for the three and six months ended June 30, 2012 increased over the same period in 2011, due to interest from the accretion of the discount on the note payable to Holdings.

Other income (expense) for the three and six months ended June 30, 2012 and 2011 primarily represents gains and losses on foreign currency transactions. Gains or reduced losses recorded in the 2012 periods were due to the favorable movement in the U.S. dollar compared to the Euro exchange rate.

Liquidity and Capital Resources

As of June 30, 2012, we had $160.2 million in cash, cash equivalents and marketable securities. Our funds are currently invested in short-term money market funds, government agency securities and corporate obligations.

Cash used in operating activities was $23.9 million during the six months ended June 30, 2012, compared to $29.1 million for the same period in 2011. Cash used in our operations for the first half of 2012 decreased by $5.3 million compared to the prior year period due primarily to a $8.4 million net decrease in accounts receivable related to payments received from our collaborations with GSK and AstraZeneca.

Cash used in investing activities was $45.7 million during the six months ended June 30, 2012, compared to cash provided by investing activities of $14.4 million for the same period in 2011. During the six months ended June 30, 2012, we used $44.3 million of cash for net purchases of marketable securities to invest the net proceeds from our May 2012 sale of common stock. This compares to the prior year period which generated $14.9 million of net proceeds from the maturity of marketable securities.

Cash provided by financing activities was $72.3 million during the six months ended June 30, 2012, compared to $19.6 million for the same period in 2011. Cash provided by financing activities in the first half of 2012 included the sale of 17,500,000 shares of common stock in a public offering for net proceeds of $69.6 million as well as proceeds from stock option and warrant exercises of $2.7 million. During the first half of 2011, we sold 7,700,000 shares of common stock under the agreement with Aspire Capital for net proceeds of $19.5 million and received proceeds from stock option and warrant exercises of $0.1 million.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of June 30, 2012 and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with development and manufacturing of our product candidates, particularly HEPLISAV; various human clinical trials for our product candidates; and protection of our intellectual property. In order to continue development of our product candidates and if it is approved, to launch HEPLISAV, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

Contractual Obligations

The following summarizes our significant contractual obligations as of June 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 years
Contractual Obligations:
Future minimum payments under our operating leases	$12,377	$888	$3,536	$3,611	$4,342
Note payable to Symphony Dynamo Holdings	15,000	15,000	—	—	—

Total	$27,377	$15,888	$3,536	$3,611	$4,342

We lease our facilities in Berkeley, California (the “Berkeley Lease”) and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively.

During 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of June 30, 2012 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20.0 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20.0 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20.0 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding as of June 30, 2012 and is collateralized by a certificate of deposit which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

The principal amount of the non-interest bearing note payable to Symphony Dynamo Holdings LLC of $15 million is due on December 31, 2012 and is payable in cash, our common stock or a combination thereof at our discretion. As of June 30, 2012 the carrying value of the note payable was $13.9 million and was classified as a short term liability. Imputed interest is recorded as interest expense over the term of the loan using the interest rate method. If we elect to pay all or a portion of the note in shares of our common stock, the number of shares issued will be equal to the portion of the outstanding principal amount of the note to be repaid using our common stock, divided by the average closing price of our common stock for the thirty (30) trading days immediately preceding (but not including) the second trading day prior to the date of such payment multiplied by 1.15.

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

We rely on research institutions, contract research organizations, clinical investigators and clinical material manufacturers. As of June 30, 2012, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $10.0 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, government agency securities and government-secured corporate obligations. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. If interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the change in our net unrealized loss on investments would be $1.3 million or $1.7 million, respectively.

We do not have derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the United States for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of June 30, 2012 was $1.2 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of June 30, 2012 the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $397.2 million as of June 30, 2012. To date, our revenue has resulted from collaboration agreements, services and license fees from our customers, including the customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), and government and private agency grants. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support commercialization of HEPLISAV, if it is approved.

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

If we are unable to generate significant revenues or achieve profitability, we will require substantial additional capital to continue development of our product candidates, and, if our most advanced candidate, HEPLISAV, is approved, to commence sales and marketing activities.

In order to continue development of our product candidates and, if it is approved, to launch HEPLISAV, we may need significant additional funds. Addressing this need may occur through strategic alliance and licensing arrangements and/or future public or private financings. We expect to continue to spend substantial funds in connection with:

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

Sufficient additional financing through future public or private financings, strategic alliance and licensing arrangements or other financing sources may not be available on acceptable terms or at all. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

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

For our lead product, HEPLISAV, our Biologics License Application (“BLA”) must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product. Obtaining approval of a BLA by the FDA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for HEPLISAV for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. In addition, we obtain guidance from regulatory authorities on certain aspects of our clinical development activities and seek to comply with written guidelines provided by the authorities. These discussions and written guidelines are not binding obligations on the part of the regulatory authorities and the regulatory authorities may require additional patient data or studies to be conducted. Regulatory authorities may revise or retract previous guidance during the course of a clinical trial or after completion of the trial. The authorities may also disqualify a clinical trial from consideration in support of approval of a potential product if they deem the guidelines have not been met. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture is insufficient for regulatory approval.

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

Factors that may inhibit our efforts to commercialize HEPLISAV directly or indirectly with a partner include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to administer our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

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

We currently utilize our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process that must be performed in compliance with current GMP regulations. We may not be able to comply with these and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates and could result in significant expense. Moreover, if our HEPLISAV clinical trials are sufficient for approval and depending on the level of market acceptance of the product, we likely would not have the capacity in our existing facility to meet all of our commercial supply needs in the future. For example, the recent ACIP recommendation that hepatitis B vaccine should be administered to unvaccinated adults with diabetes who are less than 60 years of age could significantly increase the market demand for HEPLISAV. We believe that our current manufacturing capacity may allow us to supply up to approximately 2 million doses of HEPLISAV annually, which may not be sufficient to meet demand. Our ability to expand manufacturing capacity by improving utilization in our existing facility, improving upon our current production yields or using a new facility will take time to implement and could result in substantial cost. In the event that demand exceeds our current capacity plans, we may experience a shortage in supply of HEPLISAV and our clinical candidates, which could have a material adverse effect on the success of HEPLISAV and our other product candidates. Likewise, in the event that HEPLISAV is not approved, we would have to consider other alternatives for the facility in Düsseldorf, including its sale or closure, and any such efforts would be complex, expensive, time-consuming and difficult.

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

We have submitted HEPLISAV for marketing approval in Europe. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory agencies in other foreign countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions, including approval by the FDA. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

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

As we advance HEPLISAV through the development stage towards commercialization, we will need to expand our organization, including adding marketing and sales capabilities or contracting with third parties to provide these capabilities for us. As our operations expand, we expect that we will also need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on our organization, in particular on management. In addition, we expect to enhance our senior management group as we prepare to become a commercial organization. Our future financial performance and our ability to commercialize HEPLISAV and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our development efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

The loss of key personnel, including our Chief Executive Officer or our President, could delay or prevent achieving our objectives.

Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, including our Chief Executive Officer, Dr. Dino Dina, or our President, Dr. J. Tyler Martin. We currently have no key person insurance on any of our employees. We intend to strengthen our senior management group as we prepare to become a commercial organization, and during the second quarter 2012, our Board of Directors initiated a process for Dr. Dina’s succession.

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

Two of our potential competitors, Merck and GSK, are exclusive licensees of broad patents covering methods of production of recombinant hepatitis B surface antigen, a component of HEPLISAV. In addition, the Institut Pasteur also owns or has exclusive licenses to patents relating to aspects of production of recombinant hepatitis B surface antigen. While some of these patents have expired or will soon expire outside the United States, they remain in force in the United States. To the extent we are able to commercialize HEPLISAV in the United States while these patents remain in force, Merck, GSK or their respective licensors (The Regents of the University of California and Biogen Idec), or the Institut Pasteur may bring claims against us.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2012, we had 177,728,808 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed “shelf” registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement

4.3(5)	Form of Warrant

4.4(6)	Form of Specimen Common Stock Certificate

4.5(2)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(2)	Form of Rights Certificate

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant

4.9(9)	Form of Warrant

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

4.11	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended April 17, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 3, 2012	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2012	By:	/s/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock

3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement

4.3(5)	Form of Warrant

4.4(6)	Form of Specimen Common Stock Certificate

4.5(2)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC

4.6(2)	Form of Rights Certificate

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant

4.9(9)	Form of Warrant

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

4.11	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended April 17, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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