Form 10-Q
period 2012-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2012-11-02
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 26, 2012, the registrant had outstanding 178,707,300 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,650	$31,941
Marketable securities available-for-sale	123,629	82,020
Accounts receivable	3,685	9,527
Prepaid expenses and other current assets	2,419	1,130

Total current assets	154,383	124,618
Property and equipment, net	6,948	6,163
Goodwill	2,408	2,312
Restricted cash	645	647
Other assets	438	362

Total assets	$164,822	$134,102

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,578	$2,040
Accrued liabilities	9,163	8,159
Deferred revenues	4,172	4,210
Note payable to Symphony Dynamo Holdings LLC (“Holdings”)	14,452	12,810

Total current liabilities	29,365	27,219
Deferred revenues, noncurrent	4,775	6,386
Other long-term liabilities	624	617

Total liabilities	34,764	34,222

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock: $0.001 par value; 250,000 shares authorized; 178,270 and 154,626 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	178	155
Additional paid-in capital	545,767	466,276
Accumulated other comprehensive loss:
Unrealized gain (loss) on marketable securities available-for-sale	29	(3)
Cumulative translation adjustment	(968)	(1,006)

Total accumulated other comprehensive loss	(939)	(1,009)
Accumulated deficit	(414,948)	(365,542)

Total stockholders’ equity	130,058	99,880

Total liabilities and stockholders’ equity	$164,822	$134,102

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Collaboration revenue	$1,050	$369	$3,602	$7,098
Grant revenue	1,219	658	3,188	2,437
Service and license revenue	605	147	1,118	652

Total revenues	2,874	1,174	7,908	10,187

Operating expenses:
Research and development	12,850	11,777	36,631	39,706
General and administrative	7,121	4,217	18,871	13,025
Amortization of intangible assets	—	—	—	299

Total operating expenses	19,971	15,994	55,502	53,030

Loss from operations	(17,097)	(14,820)	(47,594)	(42,843)
Interest income	91	18	208	74
Interest expense	(589)	(485)	(1,765)	(1,462)
Other income (expense)	(196)	58	(255)	(99)

Net loss	$(17,791)	$(15,229)	$(49,406)	$(44,330)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.30)	$(0.37)

Shares used to compute basic and diluted net loss per share	177,870	124,069	167,039	119,244

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(17,791)	$(15,229)	$(49,406)	$(44,330)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available-for-sale	59	(8)	32	11
Cumulative translation adjustment	249	(438)	38	117

Total other comprehensive income (loss)	308	(446)	70	128

Total comprehensive loss	$(17,483)	$(15,675)	$(49,336)	$(44,202)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(49,406)	$(44,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	898	1,009
Amortization of intangible assets	—	299
Loss (gain) on disposal of assets	6	(8)
Non-cash interest associated with the note payable to Holdings	1,642	1,403
Fair value adjustment of the warrant and contingent liabilities to Holdings	—	34
Accretion of discounts and amortization of premiums of marketable securities	970	895
Stock-based compensation expense	6,294	3,934
Changes in operating assets and liabilities:
Accounts receivable	5,842	218
Prepaid expenses and other current assets	(1,289)	(33)
Restricted cash and other assets	(74)	(164)
Accounts payable	(462)	(1,016)
Accrued liabilities and other long term liabilities	1,011	(2,997)
Deferred revenues	(1,649)	(1,072)

Net cash used in operating activities	(36,217)	(41,828)

Investing activities
Purchases of marketable securities	(169,634)	(38,007)
Proceeds from maturities of marketable securities	127,085	52,675
Purchases of property and equipment, net	(1,727)	(564)

Net cash (used in) provided by investing activities	(44,276)	14,104

Financing activities
Proceeds from offering of common stock, net of issuance costs	69,619	24,078
Proceeds from exercise of warrants	1,505	7
Proceeds from employee stock purchase plan	307	132
Proceeds from exercise of stock options	1,789	169

Net cash provided by financing activities	73,220	24,386
Effect of exchange rate on cash and cash equivalents	(18)	(43)

Net decrease in cash and cash equivalents	(7,291)	(3,381)
Cash and cash equivalents at beginning of period	31,941	22,453

Cash and cash equivalents at end of period	$24,650	$19,072

Supplemental disclosure of cash flow information
Disposal of fully depreciated property and equipment	$29	$845

Net change in unrealized gain on marketable securities	$32	$11

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious and inflammatory diseases. Our lead product candidate is HEPLISAVTM, a Phase 3 investigational adult hepatitis B vaccine designed to provide higher and earlier protection with fewer doses than currently licensed vaccines. A U.S. Biologics License Application (“BLA”) for HEPLISAV has been accepted for review by the U.S. Food and Drug Administration. A Marketing Authorization Application (“MAA”) has been accepted for review by the European Medicines Agency (“EMA”).

Our pipeline of product candidates includes: HEPLISAV, our autoimmune program partnered with GlaxoSmithKline (“GSK”) and our therapy for asthma partnered with AstraZeneca AB (“AstraZeneca”). We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases. Our product candidates are based on the use of immunostimulatory sequences (“ISS”) and immunoregulatory sequences. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2011, has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”) and Dynavax International, B.V. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2012, we had cash, cash equivalents and marketable securities of $148.3 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of September 30, 2012, as well as anticipated revenues and funding from existing agreements.

If we are unable to generate significant revenues from HEPLISAV, if it is approved, and to continue development of our product candidates, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient additional funding may not be available on acceptable terms, or at all. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV program or our other development programs while we seek strategic alternatives.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

Summary of Significant Accounting Policies

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2012, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Below we describe our accounting policy related to revenue recognition.

Revenue Recognition

Our revenues are derived from collaborative and service agreements as well as grants. We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may include multiple deliverables. Our arrangements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

On January 1, 2011, we adopted on a prospective basis Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends the criteria related to identifying separate units of accounting and provides guidance on whether multiple deliverables exist, how an arrangement should be separated and the consideration allocated.

Non-refundable upfront fees received for license and collaborative agreements entered into before January 1, 2011 and other payments under collaboration agreements where we have continuing performance obligations are deferred and recognized over our expected performance period. Revenue is recognized on a ratable basis, unless we determine that another methodology is more appropriate, through the date at which our performance obligations are completed. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

On January 1, 2011, we elected to prospectively adopt the milestone method as described in FASB ASU 2010-17, Milestone Method of Revenue Recognition. Under the milestone method, contingent consideration received from the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (1) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, (2) the event can only be achieved based in whole or in part on either the entity’s performance or a specific outcome resulting from the entity’s performance and (3) if achieved, the event would result in additional payments being due to the entity.

Our license and collaboration agreements with our partners provide for payments to be paid to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there is substantial uncertainty whether any such milestones would be achieved at the time we enter into these agreements. We evaluate whether the development milestones meet the criteria to be considered substantive. The conditions include: (1) the development work is contingent upon either of the following: (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the deliverable item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) it relates solely to past performance and; (3) it is reasonable relative to all the deliverable and payment terms within the arrangement. As a result of our analysis, we consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone.

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

Revenue from government and private agency grants is recognized as the related research expenses are incurred and to the extent that funding is approved. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards.

Recent Accounting Pronouncements

Accounting Standards Update 2011-04

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. While this ASU is largely consistent with existing fair value measurement principles in GAAP, it expands Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”) existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between GAAP and International Financial Reporting Standards (“IFRS”), which could change how fair value measurement guidance in ASC 820 is applied. We adopted the disclosure requirements in the quarter ended March 31, 2012, and included the required disclosure in Note 2 “Fair Value Measurements.”

Accounting Standards Update 2011-05

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 was effective on a retrospective basis for us on January 1, 2012. We adopted this presentation of comprehensive income in the quarter ended March 31, 2012.

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

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2012:
Money market funds	$18,862	$—	$—	$18,862
U.S. government agency securities	—	102,174	—	102,174
Corporate debt securities, secured by U.S. government	—	24,578	—	24,578

Total	$18,862	$126,752	$—	$145,614

December 31, 2011:
Money market funds	$17,171	$—	$—	$17,171
U.S. Government agency securities	—	35,920	—	35,920
Corporate debt securities, secured by U.S. government	—	58,580	—	58,580

Total	$17,171	$94,500	$—	$111,671

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Marketable securities primarily comprise U.S. government sponsored and corporate debt securities which are measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

When determining if there are any “other-than-temporary” impairments on our investments, we evaluate: (1) whether the investment has been in a continuous unrealized loss position for over 12 months, (2) the duration to maturity of our investments, (3) our intention to hold the investments to maturity and if it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, (4) the credit rating of each investment and (5) the type of investments made. Through September 30, 2012, we have not recognized any “other-than-temporary” losses on our investments. There were no sales of marketable securities during the nine months ended September 30, 2012 and 2011.

Liabilities for Which Fair Value Is Disclosed

In connection with the acquisition of all of the outstanding equity of Symphony Dynamo, Inc. in December 2009, we issued to Symphony Dynamo Holdings LLC a note in the principal amount of $15 million, due December 31, 2012, payable in cash, our common stock or a combination thereof at our discretion. As of September 30, 2012, the carrying value and estimated fair value of the note payable was $14.5 million and this balance was classified as a short term liability. We estimated the fair value of the note using a net present value model with a discount rate of 17%. This approach resulted in the classification of the note as Level 3 in the fair value hierarchy. Imputed interest is recorded as interest expense over the term of the loan using the interest rate method. We recorded interest expense of $0.5 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2011, respectively. If we elect to pay all or a portion of the note in shares of our common stock, the number of shares issued will be equal to the portion of the outstanding principal amount of the note to be repaid using our common stock, divided by the average closing price of our common stock for the 30 trading days immediately preceding (but not including) the second trading day before the date of such payment multiplied by 1.15.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and available-for-sale marketable securities as of September 30, 2012 and December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2012:
Cash and cash equivalents:
Cash	$2,665	$—	$—	$2,665
Money market funds	18,862	—	—	18,862
U.S. government agency securities	870	—	—	870
Corporate debt securities	2,253	—	—	2,253

Total cash and cash equivalents	24,650	—	—	24,650

Marketable securities available-for-sale:
U.S. government agency securities	101,274	34	(4)	101,304
Corporate debt securities	22,326	—	(1)	22,325

Total marketable securities available-for-sale	123,600	34	(5)	123,629

Total cash, cash equivalents and marketable securities	$148,250	$34	$(5)	$148,279

December 31, 2011:
Cash and cash equivalents:
Cash	$2,290	$—	$—	$2,290
Money market funds	17,171	—	—	17,171
U.S. government agency securities	9,438	—	—	9,438
Corporate debt securities	3,044	—	(2)	3,042

Total cash and cash equivalents	31,943	—	(2)	31,941

Marketable securities available-for-sale:
U.S. Government agency securities	26,488	—	(6)	26,482
Corporate debt securities	55,533	9	(4)	55,538

Total marketable securities available-for-sale	82,021	9	(10)	82,020

Total cash, cash equivalents and marketable securities	$113,964	$9	$(12)	$113,961

The following is a summary of the amortized cost and estimated fair value of available-for-sale securities at September 30, 2012, by contractual maturity (in thousands):

	September 30, 2012
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$76,342	$76,360
Mature after one year through two years	47,258	47,269

	$123,600	$123,629

There were no realized gains or losses from the sale of marketable securities in the three and nine months ended September 30, 2012 and 2011. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity. The corporate debt securities held as of September 30, 2012 and December 31, 2011, were secured by the Federal Deposit Insurance Corporation through the Temporary Liquidity Guarantee Program.

4. Public Financing

On May 9, 2012, we sold 17,500,000 shares of our common stock at a price of $4.25 per share in an underwritten public offering. The sale of common stock resulted in aggregate net proceeds to us of approximately $69.6 million after deducting offering expenses.

5. Commitments and Contingencies

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. We entered into sublease agreements under the Düsseldorf Lease for a certain portion of the leased space. The sublease income is offset against our rent expense. Total net rent expense related to our operating leases for the three months ended September 30, 2012 and 2011, was $0.4 million and $0.4 million, respectively. Total net rent expense related to our operating leases for the nine months ended September 30, 2012 and 2011, was $1.3 million and $1.3 million, respectively. Deferred rent was $0.6 million as of September 30, 2012 and December 31, 2011.

Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2012, excluding payments from sublease agreements, are as follows (in thousands):

Year ending December 31,
2012 (remaining three months)	$450
2013	1,799
2014	1,763
2015	1,799
2016	1,836
Thereafter	4,417

Total	$12,064

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of September 30, 2012, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $10.5 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with The Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales, if any, of certain products originating from the licensed technologies.

6. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop and commercialize toll-like receptor (“TLR”) inhibitors. We received an initial payment of $10 million and agreed to conduct research and early clinical development in up to four programs. In 2011, we earned $15 million in milestone payments related to the initiation of Phase 1 and proof-of-mechanism clinical trials of DV1179 in systemic lupus erythematosus patients and expansion of our collaboration with GSK to develop a TLR8 inhibitor. We are eligible to receive future development milestone payments which we have determined to be substantive milestones. GSK can exercise its exclusive option to license each program upon achievement of certain events and we are eligible to receive contingent option exercise payments. If GSK exercises an option, GSK would carry out further development and commercialization of the corresponding products. We are eligible to receive tiered, up to double-digit royalties on sales of any products originating from the collaboration and have retained an option to co-develop and co-promote one product under this agreement.

Revenue from the initial payment from GSK was deferred and is being recognized over the expected period of performance under the agreement which is estimated to be seven years. For the three months ended September 30, 2012 and 2011, we recognized revenue of $0.4 million in each period, respectively, related to the initial payment. For the nine months ended September 30, 2012 and 2011, we recognized revenue of $1.1 million in each period, respectively, related to the initial payment. As of September 30, 2012 and December 31, 2011, deferred revenue relating to the initial payment was $4.6 million and $5.7 million, respectively. For the three and nine months ended September 30, 2011, we recorded $6 million in revenue from a milestone payment we received from GSK.

Absent early termination, the agreement will expire when all of GSK’s payment obligations expire. Either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement. Either party may terminate the agreement in the event of insolvency of the other party. GSK also has the option to terminate the agreement without cause upon prior written notice within a specified window of time dependent upon the stage of clinical development of the programs.

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

In October 2011, we amended our agreement with AstraZeneca to provide that we will conduct initial clinical development of AZD1419. Under the terms of the amended agreement, AstraZeneca will fund all program expenses to cover the cost of development activities through Phase 2a, estimated to total approximately $20.0 million. We received an initial payment of $3 million to begin the clinical development program. In the first quarter of 2012, we received a $2.6 million payment to advance AZD1419 into preclinical toxicology studies. In the fourth quarter of 2012, we and AstraZeneca agreed to advance AZD1419 towards a Phase 1 clinical trial, which entitles us to a development milestone payment of $6 million. If AstraZeneca chooses to advance the program following completion of Phase 2a, we will receive a $20 million milestone payment and AstraZeneca will retain its rights to develop the candidate therapy and to commercialize the resulting asthma product. Additionally, we are eligible to receive potential future development payments and, upon commercialization, we are eligible to receive royalties based on product sales of any products originating from the collaboration. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

Revenue from the 2011 amendment has been deferred and is being recognized as the development work is performed over the estimated performance period of approximately five years. For the three months ended September 30, 2012, we recognized revenue of $0.2 million associated with the initial payment and $0.5 million from performance of research services. For the nine months ended September 30, 2012, we recognized revenue of $0.5 million related to the initial payment and $2.0 million from performance of research services. Revenues from the agreement were immaterial for 2011. As of September 30, 2012 and December 31, 2011, deferred revenue from the initial payment and performance of research services was $4.4 million and $4.9 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

In September 2008, we were awarded a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract was awarded by the National Institute of Allergy and Infectious Diseases (“NIAID”) to develop novel vaccine adjuvant candidates that signal through receptors of the innate immune system. The contract supports adjuvant development for anthrax as well as other disease models. NIAID is funding 100% of the total $17 million cost of our program under Contract No. HHSN272200800038C.

In July 2011, we were awarded a $0.6 million grant from the NIH to fund research in preclinical models of skin autoimmune inflammation.

In May 2012, we were awarded a $0.4 million grant from the NIH to fund research in screening for inhibitors of TLR8 for treatment of rheumatoid arthritis and a $0.6 million grant to fund development of TLR8 inhibitors for treatment of autoimmune diseases.

In July 2012, we were awarded a $0.3 million grant from the NIH to take a systems biology approach to study the differences between individuals that do or do not respond to vaccination against hepatitis B.

During the three and nine month periods the following revenue was recognized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NIAID Contract	$1,100	$534	$2,840	$1,650
All other NIH grants	119	124	348	787

Total NIH grant revenue recognized	$1,219	$658	$3,188	$2,437

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, preferred stock, outstanding options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants, stock options and stock awards to purchase approximately 34,400,000 and 37,200,000 shares of common stock as of September 30, 2012 and 2011, respectively, were excluded from the calculation of diluted net loss per share for the quarters ended September 30, 2012 and 2011, because the effect of their inclusion would have been anti-dilutive.

8. Stockholders’ Equity

As of September 30, 2012, we had the following stock-based compensation plans: the 1997 Equity Incentive Plan (“1997 Plan”); the 2004 Stock Incentive Plan, which includes the 2004 Non-Employee Director Option Program (“2004 Plan”); the 2004 Employee Stock Purchase Plan (“Purchase Plan”); the 2010 Employment Inducement Award Plan (“2010 Inducement Plan”); and the 2011 Equity Incentive Plan (“2011 Plan”).

The 2011 Plan is administered by our Board of Directors (“Board”), or a designated committee of the Board, and awards granted under the 2011 Plan have a term of 10 years unless earlier terminated by the Board. No additional awards will be granted under the 1997 Plan, the 2004 Plan or the 2010 Inducement Plan. All shares currently subject to awards outstanding under the 1997 Plan, 2004 Plan or 2010 Inducement Plan that expire or are forfeited will be included in the reserve for the 2011 Plan to the extent such shares would otherwise return to such plans.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model. The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Weighted-average fair value per share	$3.42	$2.36	$3.30	$2.76	$2.85	$2.19
Risk-free interest rate	0.5%	1.0%	0.5%	1.6%	0.2%	0.3%
Expected life (in years)	4.0	4.0	4.0	4.0	1.2	1.2
Volatility	1.5	1.6	1.6	1.6	1.5	1.6
Expected dividends	—	—	—	—	—	—

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

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value-based measurement is amortized to expense on a straight-line basis over the vesting periods. For equity awards with performance-based vesting criteria, the fair value-based measurement is amortized to expense over the remaining vesting period commencing when the achievement of the vesting criteria becomes probable. As of September 30, 2012, the total unrecognized compensation cost related to non-vested equity awards deemed probable of vesting including all awards with time-based vesting amounted to $13.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.37 years. As of September 30, 2012, the total unrecognized compensation cost related to non-vested equity awards not deemed probable of vesting amounted to $6.6 million.

As of September 30, 2012, approximately 2,600,000 shares related to equity awards with performance-based vesting criteria were outstanding.

Stock-based compensation expense for the three months ended September 30, 2012 and 2011, was $1.9 million and $1.3 million, respectively. We recognized stock-based compensation expense of $6.3 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively. The components of stock-based compensation expense were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development expense	$824	$528	$2,565	$1,571
General and administrative expense	1,079	759	3,729	2,363

Total	$1,903	$1,287	$6,294	$3,934

Activity under the stock-based compensation plans during the nine months ended September 30, 2012, was as follows (in thousands except per share amounts):

	Options and Awards Available for Grant	Number of Options and Awards Outstanding	Weighted- Average Price Per Share
Balance at December 31, 2011	11,524	11,101	$3.10
Options granted	(4,094)	4,094	$3.69
Awards granted	(1,815)	1,815	$4.23
Options exercised	—	(1,049)	$1.80
Awards vested	—	(115)	$1.98
Options cancelled:
Options forfeited (unvested)	412	(412)	$3.27
Options expired (vested)	36	(36)	$6.26
Awards cancelled (unvested)	—	(60)	$4.22

Balance at September 30, 2012	6,063	15,338	$3.46

The following table summarizes outstanding options that are net of expected forfeitures (vested and expected to vest) and options exercisable under our stock option plans as of September 30, 2012 (in thousands, except per share amounts and years):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options (vested and expected to vest)	12,561	$3.35	7.27	$20,857
Options exercisable	6,729	$3.55	5.99	$11,002

Employee Stock Purchase Plan

As of September 30, 2012, 996,000 shares have been reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 698,724 shares of our common stock under the Purchase Plan. As of September 30, 2012, 297,276 shares of our common stock remained available for future purchases.

Warrants

As of September 30, 2012, warrants to purchase an aggregate of approximately 19,000,000 shares of our common stock were outstanding. During the three and nine months ended September 30, 2012, warrants were exercised to purchase an aggregate of approximately 200,000 and 4,900,000 shares, respectively, of our common stock.

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

Overview

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, discovers and develops novel products to prevent and treat infectious and inflammatory diseases. Our lead product candidate is HEPLISAVTM, a Phase 3 investigational adult hepatitis B vaccine designed to provide higher and earlier protection with fewer doses than currently licensed vaccines. A U.S. Biologics License Application (“BLA”) for HEPLISAV has been accepted for review by the U.S. Food and Drug Administration (“FDA”). A Marketing Authorization Application (“MAA”) has been accepted for review by the European Medicines Agency (“EMA”).

Our pipeline of product candidates includes: HEPLISAV, our autoimmune program partnered with GlaxoSmithKline (“GSK”) and our therapy for asthma partnered with AstraZeneca AB (“AstraZeneca”). We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases. Our product candidates are based on our proprietary technology which uses immunostimulatory and immunoregulatory sequences.

Recent Developments

In June 2012, we reported that the FDA has established February 24, 2013, as the Prescription Drug User Fee Act (“PDUFA”) action date for our HEPLISAV BLA, pursuing an indication for immunization against infection caused by all known subtypes of hepatitis B virus in adults 18 through 70 years of age. In August 2012, the FDA informed the Company that its Vaccines and Related Biological Advisory Committee (“VRBPAC”) is scheduled to discuss HEPLISAV at its meeting on November 15, 2012.

In July 2012, the American Medical Association Current Procedural Terminology (“CPT”) Panel established a CPT code for an adult two dose hepatitis B vaccination schedule. CPT codes are designed to communicate uniform information about medical services and procedures among physicians and payers for administrative and financial purposes. If approved, HEPLISAV will be reported using the new two dose code, differentiating it from a three dose hepatitis B vaccine schedule.

In July 2012, the Company filed an MAA for HEPLISAV with the EMA for use in adults 18 through 70 years of age and in patients with chronic kidney disease. The Company was subsequently notified in August 2012 by the EMA that its MAA was accepted for review. The EMA is a European Union agency responsible for the evaluation of medicinal products through a single application for marketing authorization in all European Union and European Economic Area European Free Trade Association states.

In October 2012, we and AstraZeneca agreed to advance AZD1419, a proprietary second generation TLR-9 agonist for asthma, towards a Phase 1 clinical trial, which entitles us to a development milestone payment of $6 million.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2012, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, grants and service and license fees. Collaboration revenue includes amounts recognized under our collaboration agreements. Grant revenue includes amounts earned under government and private agency grants. Service and license fees include revenues related to research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2011 to 2012		Nine Months Ended September 30,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%	2012	2011	$	%
Revenues:
Collaboration revenue	$1,050	$369	$681	185%	$3,602	$7,098	$(3,496)	(49%)
Grant revenue	1,219	658	561	85%	3,188	2,437	751	31%
Service and license revenue	605	147	458	312%	1,118	652	466	71%

Total revenues	$2,874	$1,174	$1,700	145%	$7,908	$10,187	$(2,279)	(22%)

Total revenues for the three months ended September 30, 2012, increased by $1.7 million, or 145%, as compared to the same period in 2011. The increase was primarily due to revenue earned from our collaboration with AstraZeneca for work on asthma therapies. Grant revenue increased as compared to the same period in 2011, due to increased research activity under our NIAID contract related to adjuvant development. Service and license revenue increased as compared to the same period in 2011, due to royalties earned by Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

Total revenues for the nine months ended September 30, 2012, decreased by $2.3 million, or 22%, as compared to the same period in 2011. Collaboration revenue from our partnership with AstraZeneca was $2.5 million higher during the nine month period ended September 30, 2012. However, during the nine months ended September 30, 2011, we recognized a $6 million milestone payment from GSK for the initiation of a Phase 1 clinical trial. Grant revenue for the nine months ended September 30, 2012, increased from the same period in 2011 primarily due to an increase in research activity under our NIAID contract related to adjuvant development. Service and license revenue for the nine months ended September 30, 2012, increased as compared to the same period in 2011, due to royalties earned by Rhein.

Research and Development Expense

Research and development expense consists of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of product candidates.

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2011 to 2012		Nine Months Ended September 30,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%	2012	2011	$	%
Research and development:
Compensation and related personnel costs	$5,169	$4,862	$307	6%	$15,374	$14,063	$1,311	9%
Outside services	5,401	4,959	442	9%	14,352	19,792	(5,440)	(27%)
Facility costs	1,456	1,429	27	2%	4,340	4,281	59	1%
Non-cash stock-based compensation	824	527	297	56%	2,565	1,570	995	63%

Total research and development	$12,850	$11,777	$1,073	9%	$36,631	$39,706	$(3,075)	(8%)

Research and development expense for the three months ended September 30, 2012, increased by $1.1 million, or 9%, as compared to the same period in 2011. During the three months ended September 30, 2012, outside services increased by $0.4 million due primarily to costs associated with the regulatory approval process and manufacture of HEPLISAV, offset partially by lower clinical trial expense. In addition, compensation costs and non-cash stock-based compensation increased due to growth in employee headcount and related expense incurred for option grants.

Research and development expense for the nine months ended September 30, 2012, decreased by $3.1 million, or 8%, as compared to the same period in 2011. This was the result of a decline of approximately $5.4 million in outside services, in particular lower HEPLISAV clinical trial expenses. This decline was partially offset by an increase of approximately $1.3 million in compensation and related personnel costs due primarily to increased headcount. In addition, non-cash stock-based compensation increased by $1.0 million due to growth in employee headcount and related expense incurred for option grants.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2011 to 2012		Nine Months Ended September 30,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%	2012	2011	$	%
General and administrative:
Compensation and related personnel costs	$2,480	$1,898	$582	31%	$6,661	$5,516	$1,145	21%
Outside services	2,481	1,051	1,430	136%	6,137	3,104	3,033	98%
Legal costs	866	344	522	152%	1,750	1,507	243	16%
Facility costs	232	190	42	22%	651	589	62	11%
Non-cash stock-based compensation	1,062	734	328	45%	3,672	2,309	1,363	59%

Total general and administrative	$7,121	$4,217	$2,904	69%	$18,871	$13,025	$5,846	45%

General and administrative expense for the three and nine months ended September 30, 2012, increased by $2.9 million, or 69%, and $5.8 million, or 45%, respectively, as compared to the same periods in 2011. These increases are primarily due to higher legal and outside costs, including consulting and market research activities, as we prepare for the potential commercial launch of HEPLISAV. Compensation costs and non-cash stock-based compensation also increased due to growth in the number of administrative employees to support the organization and related expense incurred for option grants.

Amortization of Intangible Assets

Intangible assets consist of the manufacturing process and customer relationships resulting from our April 2006 acquisition of Rhein and were amortized over five years from the date of acquisition through the second quarter of 2011. Amortization of intangible assets was $0.3 million for the nine months ended September 30, 2011.

Interest Income, Interest Expense, and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense relates to the note payable issued to Symphony Dynamo Holdings LLC (“Holdings”). Other income (expense) includes gains and losses on foreign currency transactions as well as gains and losses on disposals of property and equipment. The following is a summary of our interest income and expense and other income (expense) (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2011 to 2012		Nine Months Ended September 30,		Increase (Decrease) from 2011 to 2012
	2012	2011	$	%	2012	2011	$	%

Interest income	$91	$18	$73	406%	$208	$74	$134	181%
Interest expense	(589)	(485)	104	21%	(1,765)	(1,462)	303	21%
Other income (expense)	(196)	58	(254)	(438%)	(255)	(99)	156	158%

Interest income for the three and nine months ended September 30, 2012, increased over the same periods in 2011, due to higher investment balances primarily as a result of our May 2012 common stock offering which resulted in net proceeds to us of approximately $69.6 million.

Interest expense for the three and nine months ended September 30, 2012, increased over the same period in 2011, due to interest from the accretion of the discount on the note payable to Holdings that, under the interest rate method, increases as the carrying value of the note increases.

Other income (expense) for the three and nine months ended September 30, 2012 and 2011 primarily represents gains and losses on foreign currency transactions. Losses recorded in the 2012 periods were due to fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2012, we had $148.3 million in cash, cash equivalents and marketable securities. Our funds are currently invested in short-term money market funds, U.S. government agency securities and corporate obligations, secured by the Federal Deposit Insurance Corporation through the Temporary Liquidity Guarantee Program.

During the nine months ended September 30, 2012, we used $36.2 million of cash for our operations and primarily due to our net loss of $49.4 million, of which $9.8 million consisted of non-cash charges such as depreciation and amortization, non-cash interest and stock based compensation. By comparison, during the nine months ended September 30, 2011, we used $41.8 million of cash for our operations primarily due to a net loss of $44.3 million, of which $7.6 million consisted of non-cash charges such as depreciation and amortization, non-cash interest and stock based compensation. Cash used in our operations for the first nine months of 2012 decreased by $5.6 million compared to cash used in our operations for the first nine months of 2011, due primarily to a $5.8 million net decrease in accounts receivable in the 2012 period related to payments received from our collaborations with GSK and AstraZeneca.

During the nine months ended September 30, 2012, we used $44.3 million of cash for investing activities compared to $14.1 million of cash provided by investing activities for the nine months ended September 30, 2011. Cash used for investing activities during the first nine months of 2012 included $42.5 million of cash for net purchases of marketable securities to invest the net proceeds from our May 2012 sale of common stock. By comparison, during the nine months ended September 30, 2011, we generated $14.7 million of net proceeds from the maturity of marketable securities.

During the nine months ended September 30, 2012, cash provided by financing activities was $73.2 million, compared to $24.4 million for the same period in 2011. Cash provided by financing activities in the first nine months of 2012 included the sale of 17,500,000 shares of common stock in a public offering for net proceeds of $69.6 million as well as proceeds from stock option and warrant exercises of $3.3 million. By comparison, during the nine months ended September 30, 2011, we sold 9,800,000 shares of common stock under the agreement with Aspire Capital for net proceeds of $24.1 million and received proceeds from stock option and warrant exercises of $0.2 million.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of September 30, 2012, and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV, various human clinical trials for our product candidates and protection of our intellectual property. If we are unable to generate significant revenues from HEPLISAV, if it is approved, and to continue development of our product candidates, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

Contractual Obligations

The following summarizes our significant contractual obligations as of September 30, 2012, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2012	2013- 2014	2015- 2016	2017 and Thereafter
Contractual Obligations:
Future minimum payments under our operating leases	$12,064	$450	$3,562	$3,635	$4,417
Note payable to Symphony Dynamo Holdings	15,000	15,000	—	—	—

Total	$27,064	$15,450	$3,562	$3,635	$4,417

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in September 2017 and March 2023, respectively.

The principal amount of our non-interest bearing note payable to Symphony Dynamo Holdings LLC of $15 million is due on December 31, 2012, and is payable in cash, our common stock or a combination thereof at our discretion. As of September 30, 2012, the carrying value of the note payable was $14.5 million and was classified as a short term liability. Imputed interest is recorded as interest expense over the term of the loan using the interest rate method. If we elect to pay all or a portion of the note in shares of our common stock, the number of shares issued will be equal to the portion of the outstanding principal amount of the note to be repaid using our common stock, divided by the average closing price of our common stock for the 30 trading days immediately preceding (but not including) the second trading day before the date of such payment multiplied by 1.15.

In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. Also, in the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future upfront fees, milestones, royalties on net sales of products originating from the licensed technologies or other payments contingent upon the occurrence of an event that cannot reasonably be estimated.

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of September 30, 2012, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $10.5 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with The Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and royalties on net sales of certain products, if any, originating from the licensed technologies.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including money market funds, U.S. government agency securities and corporate obligations, secured by the Federal Deposit Insurance Corporation through the Temporary Liquidity Guarantee Program. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. If interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the change in our net unrealized loss on investments would be $1.5 million or $1.9 million, respectively.

We do not have derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the United States for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of September 30, 2012, was $1.0 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of September 30, 2012, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of period covered by this report are effective at the reasonable assurance level.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $414.9 million as of September 30, 2012. To date, our revenue has resulted from collaboration agreements, services and license fees from our customers, including the customers of Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”), and government and private agency grants. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support commercialization of HEPLISAVTM, if it is approved.

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

If we are unable to generate significant revenues or achieve profitability, we may be required to reduce or discontinue our current and planned operations, enter into a transaction that constitutes a change in control of the company, license rights to HEPLISAV or raise additional capital on less than favorable terms.

If we are unable to generate significant revenues or achieve profitability, we will require substantial additional capital to continue development of our product candidates, and, if our most advanced candidate, HEPLISAV, is approved, to commence sales and marketing activities.

If we are unable to generate significant revenues from HEPLISAV, if it is approved, and to continue development of our product candidates, we may need significant additional funds. Addressing this need may occur through strategic alliance and licensing arrangements and/or future public or private financings. We expect to continue to spend substantial funds in connection with:

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

Sufficient additional financing through future public or private financings, strategic alliance and licensing arrangements or other financing sources may not be available on acceptable terms or at all. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

Risks Related to our Business

The success of our product candidates depends on regulatory approval. The U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy, consistency of manufacture or compliance with good manufacturing practice regulations are insufficient for regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

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

For our lead product, HEPLISAV, our Biologics License Application (“BLA”) must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA by the FDA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for HEPLISAV for many reasons, including whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. In addition, we obtain guidance from regulatory authorities on certain aspects of our clinical development activities and seek to comply with written guidelines provided by the authorities. These discussions and written guidelines are not binding obligations on the part of the regulatory authorities and the regulatory authorities may require additional patient data or studies to be conducted. Regulatory authorities may revise or retract previous guidance during the course of a clinical trial or after completion of the trial. The authorities may also disqualify a clinical trial from consideration in support of approval of a potential product if they deem the guidelines have not been met. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture or compliance with good manufacturing practice regulations are insufficient for regulatory approval.

Failure to receive approval or significant delay in receiving approval of our BLA for HEPLISAV would have a material adverse effect on our business and results of operations. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our potential partners may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for such product.

Before granting product approval, the FDA must determine that our or our third party contractor’s manufacturing facilities meet current Good Manufacturing Practice (“GMP”) requirements before we can use them in the commercial manufacture of our products. We and all of our contract manufacturers are required to comply with the applicable current GMP regulations. Manufacturers of biologics must also comply with the FDA’s general biological product standards. In addition, GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation sufficient to ensure the quality of the approved product. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product.

The FDA may require more clinical trials for our product candidate than we currently expect before granting regulatory approval, if at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.

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

HEPLISAV is based on our 1018 ISS compound, and most of our research and development programs use ISS-based technology. If any of our product candidates in clinical trials produce serious adverse event data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy. Most of our clinical product candidates contain ISS and, if a common safety risk across therapeutic areas were identified, it may hinder our ability to enter into potential collaboration arrangements. If adverse event data are found to apply to our ISS-based technology as a whole, we may be required to significantly reduce or discontinue our operations.

We have no commercialization experience, and the time and resources to develop sales, marketing and distribution capabilities for HEPLISAV are significant. If we fail to achieve and sustain commercial success for HEPLISAV, either directly or with a partner, our business would be harmed.

Although certain of our employees have commercialization experience, as a company we currently have no sales, marketing or distribution capabilities. HEPLISAV product sales are currently expected to generate a substantial portion of our future revenue, if HEPLISAV is approved. To commercialize HEPLISAV, we must either develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services, which will require resources and time. If we decide to market HEPLISAV directly, we must commit significant resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities.

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

•	our inability to determine appropriate pricing and reimbursement strategies for HEPLISAV in the potential patient populations that may use HEPLISAV, particularly in the diabetes market;

•	possible claims against us, including enjoining sales of HEPLISAV, based on the patent rights of others; and

•

unanticipated delays, costs and expenses associated with manufacturing and commercialization of our products, including costs of creating and sustaining an independent sales and marketing organization in various territories.

If we, or our partners, if any, are not successful in setting our marketing, pricing and reimbursement strategy, recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing HEPLISAV, which would adversely affect our business and financial condition. To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market HEPLISAV, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, certain revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control.

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

We currently use our facility in Düsseldorf to manufacture the hepatitis B surface antigen for HEPLISAV. The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process that must be performed in compliance with current GMP regulations. We may not be able to comply with these and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates and could result in significant expense. Moreover, if our HEPLISAV clinical trials are sufficient for approval and depending on the level of market acceptance of the product, we likely would not have the capacity in our existing facility to meet all of our commercial supply needs in the future. For example, the recent ACIP recommendation that hepatitis B vaccine should be administered to unvaccinated adults with diabetes who are less than 60 years of age could significantly increase the market demand for HEPLISAV. We believe that our current manufacturing capacity may allow us to supply up to approximately two million doses of HEPLISAV annually, which may not be sufficient to meet demand. Our ability to expand manufacturing capacity by improving utilization in our existing facility, improving upon our current production yields or using a new facility will take time to implement and could result in substantial cost. If demand exceeds our current capacity plans, we may experience a shortage in supply of HEPLISAV and our clinical candidates, which could have a material adverse effect on the success of HEPLISAV and our other product candidates. If HEPLISAV is not approved, we would have to consider other alternatives for the facility in Düsseldorf, including its sale or closure, and any such efforts would be complex, expensive, time-consuming and difficult.

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

Even if we obtain regulatory approval for our product candidates and are able to commercialize them, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

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

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third party payors, which may make it difficult or impossible to sell our product candidates on commercially reasonable terms.

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price or the availability of appropriate reimbursement from third party payors, in particular for HEPLISAV where existing products are already marketed. Existing laws affecting the pricing and coverage of pharmaceuticals and other medical products by government programs and other third party payors may change before any of our product candidates are approved for marketing. In addition, third party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing and reimbursement decisions may not allow our products to compete effectively with existing or competitive products. Because we intend to offer products, if approved, that involve new technologies and new approaches to treating disease, the willingness of third party payors to reimburse for our products is uncertain. We will have to charge a price for our products that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to achieve profitability and could harm our future prospects and reduce our stock price.

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

We rely on third parties to conduct our clinical trials. If these third parties do not perform their obligations or meet expected deadlines our planned clinical trials may be extended, delayed, modified or terminated. While we conduct regular reviews of the data, we are dependent on the processes and quality control efforts of our third party contractors to ensure that detailed, quality records are maintained to support the results of the clinical trials that they are conducting on our behalf. Any extension, delay, modification or termination of our clinical trials or failure to ensure adequate documentation and the quality of the results in the clinical trials could delay or otherwise adversely affect our ability to commercialize our products and could have a material adverse effect on our business and operations.

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

•

our ability to generate future payments and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and successfully manufacture and achieve market acceptance of products developed from our drug candidates;

•

we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may use our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	our partners may not devote sufficient capital or resources towards our product candidates; and

•	our partners may not comply with applicable government regulatory requirements.

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing, or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.

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

As we advance HEPLISAV through the development stage towards commercialization, we will need to expand our organization, including adding marketing and sales capabilities or contracting with third parties to provide these capabilities for us. As our operations expand, we expect that we will also need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on our organization, in particular on management. In addition, we expect to enhance our senior management group as we prepare to become a commercial organization. Our future financial performance and our ability to commercialize HEPLISAV and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our development efforts effectively, and to hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

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

Our current research and development efforts depend in part upon our license arrangements for intellectual property owned by third parties. Our dependence on these licenses subjects us to numerous risks, such as disputes regarding the use of the licensed intellectual property and the creation and ownership of new discoveries under such license agreements. In addition, these license arrangements require us to make timely payments to maintain our licenses and typically contain diligence or milestone-based termination provisions. Our failure to meet any obligations pursuant to these agreements could allow our licensors to terminate our agreements or undertake other remedies such as converting exclusive to non-exclusive licenses if we are unable to cure or obtain waivers for such failures or amend such agreements on terms acceptable to us. In addition, our license agreements may be terminated or may expire by their terms, and we may not be able to maintain the exclusivity of these licenses. If we cannot obtain and maintain licenses that are advantageous or necessary to the development or the commercialization of our product candidates, we may be required to expend significant time and resources to develop or license similar technology or to find other alternatives to maintaining the competitive position of our products. If such alternatives are not available to us in a timely manner or on acceptable terms, we may be unable to continue development or commercialize our product candidates. In addition, we must make timely payments or meet diligence obligations to maintain any such licenses in effect. In the absence of a current license, we may be required to redesign our technology so it does not infringe a third party’s patents, which may not be possible or could require substantial funds and time.

If third parties successfully assert that we have infringed their patents and proprietary rights or challenge our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming and delay or prevent development or commercialization of our product candidates.

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

Two of our potential competitors, Merck and GSK, are exclusive licensees of broad patents covering methods of production of recombinant hepatitis B surface antigen, a component of HEPLISAV. In addition, the Institut Pasteur also owns or has exclusive licenses to patents relating to aspects of production of recombinant hepatitis B surface antigen. While some of these patents have expired or will soon expire outside the United States, they remain in force in the United States. To the extent we are able to commercialize HEPLISAV in the United States while these patents remain in force, Merck, GSK or their respective licensors (The Regents of the University of California, Biogen Idec Inc. and possibly others), or the Institut Pasteur may bring claims against us.

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

One of our potential competitors, Pfizer Inc. (“Pfizer”), has issued patent claims, as well as patent claims pending with the U.S. Patent and Trademark Office and foreign patent offices, that may be asserted against our ISS products. We may need to obtain a license to one or more of these patent claims held by Pfizer by paying fees or royalties or offering rights to our own proprietary technologies to commercialize one or more of our formulations of ISS other than with respect to HEPLISAV, for which we have a license. A license for other uses may not be available to us on acceptable terms, if at all, which could preclude or limit our ability to commercialize our products.

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

The anti-takeover provisions of our certificate of incorporation, our bylaws, Delaware law and our share purchase rights plan may prevent or frustrate a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

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

Our share purchase rights plan may have certain anti-takeover effects. Specifically, the rights issued pursuant to the plan will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our Board of Directors. Although the rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights issued may be amended to permit such acquisition or redeemed by the Company at $0.001 per right prior to the earliest of (1) the time that a person or group has acquired beneficial ownership of 20% or more of our common stock or (2) the final expiration date of the rights, the effect of the rights plan may deter a potential acquisition of the Company. In addition, we remain subject to the provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our Board of Directors.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

As a public company, we will continue to incur legal, accounting and other expenses associated with reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as new rules implemented by the Securities and Exchange Commission and the NASDAQ Stock Market LLC. We may need to continue to implement additional financial and accounting systems, procedures and controls to accommodate changes in our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting as of the end of our fiscal year, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2012, we had 178,269,631 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the exercise of stock options held by an executive officer, the Company received 11,052 shares of Company Common Stock otherwise owned by the executive officer as payment of the exercise price.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement.

4.3(5)	Form of Warrant.

4.4(6)	Form of Specimen Common Stock Certificate.

4.5(2)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC.

4.6(2)	Form of Rights Certificate.

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant.

4.9(9)	Form of Warrant.

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.69(11) +	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended April 17, 2012.

10.70+	Employment Offer Letter to Christine R. Larson dated August 1, 2012.

10.71+	Consulting Agreement dated as of May 1, 2012, by and between Frank Cano and Dynavax Technologies Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on August 3, 2012.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 2, 2012	By:	/s/ DINO DINA, M.D.
Dino Dina, M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2012	By:	/s/ CHRISTINE R. LARSON
Christine R. Larson
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document

3.1(1)	Sixth Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement.

4.3(5)	Form of Warrant.

4.4(6)	Form of Specimen Common Stock Certificate.

4.5(2)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC.

4.6(2)	Form of Rights Certificate.

4.7(7)	Form of Restricted Stock Unit Award Agreement.

4.8(8)	Form of Amended Warrant.

4.9(9)	Form of Warrant.

4.10(10)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.69(11) +	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended April 17, 2012.

10.70+	Employment Offer Letter to Christine R. Larson dated August 1, 2012.

10.71+	Consulting Agreement dated as of May 1, 2012, by and between Frank Cano and Dynavax Technologies Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Quarterly Report on Form 10-Q, as filed with the SEC on August 3, 2012.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.
+	Indicates management contract or compensatory plan.