Form 10-Q
period 2013-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2013-05-09
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, the registrant had outstanding 182,891,013 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$25,016	$7,599
Marketable securities available-for-sale	80,357	117,531
Accounts receivable	1,547	1,005
Prepaid expenses and other current assets	1,217	2,052

Total current assets	108,137	128,187
Property and equipment, net	7,972	7,965
Goodwill	2,400	2,475
Restricted cash	644	652
Other assets	468	473

Total assets	$119,621	$139,752

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,727	$2,166
Accrued liabilities	8,166	10,063
Deferred revenues	7,167	6,785

Total current liabilities	17,060	19,014
Deferred revenues, noncurrent	4,013	5,283
Other long-term liabilities	621	629

Total liabilities	21,694	24,926

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock: $0.001 par value; 250,000 shares authorized at March 31, 2013 and December 31, 2012; 182,886 and 182,792 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	183	183
Additional paid-in capital	555,010	550,729
Accumulated other comprehensive loss:
Unrealized gain (loss) on marketable securities available-for-sale	37	45
Cumulative translation adjustment	(987)	(640)

Total accumulated other comprehensive loss	(950)	(595)
Accumulated deficit	(456,316)	(435,491)

Total stockholders’ equity	97,927	114,826

Total liabilities and stockholders’ equity	$119,621	$139,752

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Collaboration revenue	$883	$929
Grant revenue	760	1,087
Service and license revenue	442	334

Total revenues	2,085	2,350

Operating expenses:
Research and development	14,164	12,405
General and administrative	8,800	5,793

Total operating expenses	22,964	18,198

Loss from operations	(20,879)	(15,848)
Interest income	72	52
Interest expense	(32)	(587)
Other income (expense)	14	(122)

Net loss	$(20,825)	$(16,505)

Basic and diluted net loss per share	$(0.11)	$(0.11)

Shares used to compute basic and diluted net loss per share	182,847	155,431

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(20,825)	$(16,505)
Other comprehensive income (loss):
Unrealized loss on marketable securities available-for-sale	(8)	—
Cumulative translation adjustment	(347)	429

Total other comprehensive income (loss)	(355)	429

Total comprehensive loss	$(21,180)	$(16,076)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(20,825)	$(16,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319	292
Accretion of discounts and amortization of premiums of marketable securities	280	304
Interest associated with long-term note payable to Holdings	—	547
Stock compensation expense	4,266	2,322
Changes in operating assets and liabilities:
Accounts receivable	(542)	8,152
Prepaid expenses and other current assets	835	(738)
Restricted cash and other assets	13	(83)
Accounts payable	(439)	318
Accrued liabilities and other long term liabilities	(1,905)	(1,844)
Deferred revenues	(888)	(946)

Net cash used in operating activities	(18,886)	(8,181)

Investing activities
Purchases of marketable securities	(13,454)	(32,836)
Proceeds from maturities of marketable securities	50,340	27,425
Purchases of property and equipment, net	(535)	(932)

Net cash provided by (used in) investing activities	36,351	(6,343)

Financing activities
Proceeds from issuances of common stock and warrants, net of issuance costs	(142)	1,054
Proceeds from exercise of stock options and restricted stock awards	10	1,071
Proceeds from employee stock purchase plan	147	128

Net cash provided by financing activities	15	2,253

Effect of exchange rate on cash and cash equivalents	(63)	83

Net increase (decrease) in cash and cash equivalents	17,417	(12,188)
Cash and cash equivalents at beginning of year	7,599	31,941

Cash and cash equivalents at end of year	$25,016	$19,753

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$1	$5

Net change in unrealized gain (loss) on marketable securities	$(8)	$—

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

Dynavax plans to meet with the FDA in June 2013 to discuss the most expeditious path to approval for HEPLISAV, following the Complete Response Letter issued in February 2013.

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2012, has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”) and Dynavax International, B.V. All significant intercompany accounts and transactions have been eliminated. We operate in one business segment, which is the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2013, we had cash, cash equivalents and marketable securities of $105.4 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of March 31, 2013 and anticipated revenues and funding from existing agreements.

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

Summary of Significant Accounting Policies

We believe that there have been no significant changes in our significant accounting policies during the three months ended March 31, 2013, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of operations or as a separate disclosure in the financial statement footnotes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance and the adoption did not have any impact on our financial position, results of operations or cash flows as there were no amounts reclassified out of accumulated other comprehensive income during the periods ended March 31, 2013 and 2012.

2. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2013
Money market funds	$18,783	$—	$—	$18,783
U.S. government agency securities	—	80,058	—	80,058
U.S. treasury securities	—	3,250	—	3,250
Municipal securities	—	715	—	715

Total	$18,783	$84,023	$—	$102,806

	Level 1	Level 2	Level 3	Total
December 31, 2012
Money market funds	$3,140	$—	$—	$3,140
U.S. government agency securities	—	119,233	—	119,233
U.S. treasury securities	—	500	—	500
Municipal securities	—	715	—	715

Total	$3,140	$120,448	$—	$123,588

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. Government agency securities, U.S. treasury securities and municipal securities are measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of March 31, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2013
Cash and cash equivalents:
Cash	$2,567	$—	$—	$2,567
Money market funds	18,783	—	—	18,783
U.S. government agency securities	2,201	—	—	2,201
U.S. treasury securities	750			750
Municipal securities	715	—	—	715

Total cash and cash equivalents	25,016	—	—	25,016

Marketable securities available-for-sale:
U.S. government agency securities	77,821	36	—	77,857
U.S. treasury securities	2,499	1	—	2,500

Total marketable securities available-for-sale	80,320	37	—	80,357

Total cash, cash equivalents and marketable securities	$105,336	$37	$—	$105,373

December 31, 2012
Cash and cash equivalents:
Cash	$1,542	$—	$—	$1,542
Money market funds	3,140	—	—	3,140
U.S. government agency securities	2,202	—	—	2,202
Municipal securities	715	—	—	715

Total cash and cash equivalents	7,599	—	—	7,599

Marketable securities available-for-sale:
U.S. government agency securities	116,986	46	(1)	117,031
U.S. treasury securities	500	—	—	500

Total marketable securities available-for-sale	117,486	46	(1)	117,531

Total cash, cash equivalents and marketable securities	$125,085	$46	$(1)	$125,130

The following is a summary of the amortized cost and estimated fair value of marketable securities available-for-sale at March 31, 2013, by contractual maturity (in thousands):

	March 31, 2013
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$61,367	$61,393
Mature after one year through two years	18,953	18,964

	$80,320	$80,357

We have classified our entire investment portfolio as available-for-sale. We view our available-for-sale portfolio as available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	Whether the investment has been in a continuous realized loss position for over 12 months;

•	the duration to maturity of our investments;

•	our intention to hold the investments to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis;

•	the credit rating, financial condition and near-term prospects of the issuer; and

•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4. Financing Agreements

On March 29, 2013, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50,000,000 from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any common stock sold through MLV under the Agreement. No sales of our common stock have taken place under this Agreement as of March 31, 2013.

5. Commitments and Contingencies

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. We entered into sublease agreements under the Düsseldorf Lease for a certain portion of the leased space. The sublease income is offset against our rent expense. Total net rent expense related to our operating leases for each of the three months ended March 31, 2013 and 2012, was $0.4 million. Deferred rent was $0.6 million as of both March 31, 2013 and December 31, 2012.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2013, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2013 (remaining months)	$1,595
2014	2,193
2015	2,243
2016	2,294
2017	2,343
Thereafter	3,638

Total	$14,306

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of March 31, 2013, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $6.6 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

6. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop and commercialize toll-like receptor (“TLR”) inhibitors. Under the terms of the arrangement, we agreed to conduct research and early clinical development in up to four programs: the Lead TLR 7/9 program, a Follow-On TLR 7/9 program, and up to two other TLR programs.

We are currently conducting a Phase 1 clinical trial in the Lead TLR 7/9 program with DV1179 in systemic lupus erythematosus patients. The Company is not currently performing any activities on the Follow-On TLR 7/9 program or the other TLR programs under the agreement. If we were to achieve certain development objectives in the Company’s Follow-On TLR 7/9 program and other TLR programs we are eligible to receive up to $12 million in development milestone payments.

GSK can exercise its exclusive option to license each of the four programs. If GSK exercises an option, GSK would carry out further development and commercialization of the corresponding products. If GSK exercises their option in all four programs, then we are eligible to receive payments of up to approximately $260 million, comprised of contingent option exercise payments and additional payments based on the achievement of certain development, regulatory and commercial objectives.

We are also eligible to receive up to $60 million if aggregate worldwide annual net sales milestones are achieved and tiered, up to double-digit royalties on sales of any products originating from the collaboration. We have retained an option to co-develop and co-promote one product under this agreement.

We received an initial payment of $10 million in 2008. The deliverables under this arrangement did not have stand-alone value and so did not qualify as separate units of accounting. In 2011, we earned and recognized $12 million in substantive development milestone payments related to the initiation of Phase 1 and proof-of-mechanism clinical trials of DV1179 in systemic lupus erythematosus patients. Also, in 2011, we earned and recognized $3 million in substantive development milestone payments related to the expansion of our collaboration with GSK to develop a TLR8 inhibitor.

Revenue from the initial payment from GSK was deferred and is being recognized over the expected period of performance under the agreement, which is estimated to be seven years. The following table summarizes the revenues recognized under our agreement with GSK (in thousands):

	Three months Ended March 31,
	2013	2012
Initial payment	$357	$357

As of March 31, 2013 and December 31, 2012, deferred revenue relating to the initial payment was $3.9 million and $4.2 million, respectively.

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

Revenue from the 2011 amendment has been deferred and is being recognized as the development work is performed over the estimated performance period of approximately 50 months. The following table summarizes the revenues recognized under our agreement with AstraZeneca (in thousands):

	Three Months Ended March 31,
	2013	2012
Initial payments	$180	$180
Performance of research activities	346	392

Total	$526	$572

As of March 31, 2013 and December 31, 2012, total deferred revenue from the initial payment and development funding payments was $7.2 million and $7.7 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the periods ended March 31, 2013 and 2012 from the following awards:

•	June 2012, NIH awarded us $0.6 million to fund research in screening for inhibitors of TLR8 for treatment of autoimmune diseases.

•	May 2012, NIH awarded us $0.4 million to fund development of TLR8 inhibitors for treatment of rheumatoid arthritis.

•	July 2011, NIH awarded us $0.6 million to fund research in preclinical models of skin autoimmune inflammation.

•

August 2010, NIAID awarded us a grant to take a systems biology approach to study the differences between individuals who do or do not respond to vaccination against the hepatitis B virus. This study will be one of several projects conducted under a grant to the Baylor Institute of Immunology Research in Dallas as part of the Human Immune Phenotyping Centers program. We have been awarded a total of $1.1 million under this grant.

•	July 2010, NIH awarded us $0.6 million to explore the feasibility of developing a universal vaccine to prevent infection by human papilloma virus.

•

September 2008, NIAID awarded us a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract supports adjuvant development for anthrax as well as other disease models.

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID (in thousands):

	Three Months Ended March 31,
	2013	2012
NIAID contracts	$598	$990
All other NIH contracts	162	97

Total grant revenue	$760	$1,087

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants, stock options and stock awards to purchase approximately 30,800,000 and 39,300,000 shares of common stock as of March 31, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share for the quarters ended March 31, 2013 and 2012, because the effect of their inclusion would have been anti-dilutive.

8. Stockholders’ Equity

Option activity under our stock-based compensation plans during the three months ended March 31, 2013 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	13,806	$3.38
Options granted	2,981	2.96
Options exercised	(57)	1.50
Options cancelled:
Options forfeited (unvested)	(361)	3.64
Options cancelled (vested)	(21)	2.85

Balance as of March 31 2013	16,348	$3.31	7.18	$2,086

Vested and expected to vest as of March 31, 2013	15,089	$3.32	7.03	$2,065

Exercisable as of March 31, 2013	8,625	$3.41	5.88	$1,814

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2013 was as follows (in thousands except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2012	1,755	$4.23
Granted	—	—
Vested	—	—
Forfeited or expired	(30)	4.22

Balance as of March 31, 2013	1,725	$4.23

The aggregate intrinsic value of the restricted stock units outstanding as of March 31, 2013, based on our stock price on that date, was $3.8 million.

As of March 31, 2013, approximately 2,600,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding.

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

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Weighted-average fair value	$2.70	$3.27	$1.46	$3.15
Risk-free interest rate	1.1%	0.5%	0.2%	0.2%
Expected life (in years)	5.8	4.0	1.3	1.3
Volatility	1.4	1.6	0.7	1.6

Expected volatility is based on historical volatility of our stock price. The expected life of options granted is estimated based on historical option exercise and employee termination data, giving consideration to options that have not yet completed a full life cycle. Our senior management, who hold a majority of the options outstanding, and other employees were grouped and considered separately for valuation purposes. The expected life of the options for senior management is six years and for other employees five and a half years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero percent for all years and is based on our history and expectation of dividend payouts.

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

We recognized stock-based compensation expense of $4.3 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation during the three months ended March 31, 2013 included $2.1 million of expense for accelerated vesting of stock options related to management continuity and severance arrangements with certain employees and executive officers.

The components of stock-based compensation expense were (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$1,323	$803
General and administrative	2,943	1,519

Total	$4,266	$2,322

As of March 31, 2013, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $16.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.75 years. Additionally, as of March 31, 2013, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $6.8 million.

Employee Stock Purchase Plan

As of March 31, 2013, 996,000 shares have been reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 761,222 shares of our common stock under the Purchase Plan including 62,498 shares during the three months ended March 31, 2013. As of March 31, 2013, 234,778 shares of our common stock remained available for future purchases.

Warrants

As of March 31, 2013, warrants to purchase an aggregate of approximately 12,700,000 shares of our common stock were outstanding. The warrants are exercisable at a weighted average price of $1.96 per share. During the three months ended March 31, 2012, warrants were exercised to purchase an aggregate of approximately 1,300,000 shares of our common stock. There were no warrants exercised during the three months ended March 31, 2013.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Developments

Dynavax plans to meet with the FDA in June 2013 to discuss the most expeditious path to approval for HEPLISAV, following the Complete Response Letter issued in February 2013.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2013, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2012 to 2013
	2013	2012	$	%
Revenues:
Collaboration revenue	$883	$929	$(46)	(5)%
Grant revenue	760	1,087	(327)	(30)%
Service and license revenue	442	334	108	32%

Total revenues	$2,085	$2,350	$(265)	(11)%

Total revenues for the quarter ended March 31, 2013 decreased by $0.3 million, or 11%, as compared to the first quarter of 2012, primarily due to a decrease in grant revenue related to our NIAID contract for adjuvant development. Service and license revenue for the first quarter of 2013 increased as compared to the same period in 2012 as a result of the timing of services provided by Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

Research and Development Expense

Research and development expense consists of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the three months ended March 31, 2013 and 2012, approximately 78% and 74%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV. The remainder of our research and development expense results primarily from early-stage programs under collaborative research and development agreements.

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2012 to 2013
	2013	2012	$	%
Research and development expense
Compensation and related personnel costs	$5,855	$5,121	$734	14%
Outside services	5,449	5,151	298	6%
Facility costs	1,537	1,330	207	16%
Non-cash stock-based compensation	1,323	803	520	65%

Total research and development expense	$14,164	$12,405	$1,759	14%

Research and development expense for the quarter ended March 31, 2013 increased by $1.8 million, or 14%, as compared to the same period in 2012. During the three months ended March 31, 2013, we recorded $0.4 million of severance expense and $0.4 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to management continuity and severance agreements with certain employees and executive officers. In addition, outside services increased by $0.3 million due primarily to costs associated with the manufacture of HEPLISAV, offset partially by lower clinical trial expense. Facility costs increased by $0.2 million due primarily to improvements to our manufacturing facility and depreciation on newly purchased manufacturing equipment.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2012 to 2013
	2013	2012	$	%
General and administrative expense
Compensation and related personnel costs	$3,374	$2,004	$1,370	68%
Outside services	1,383	1,642	(259)	(16)%
Legal costs	966	510	456	89%
Facility costs	134	118	16	14%
Non-cash stock-based compensation	2,943	1,519	1,424	94%

Total general and administrative expense	$8,800	$5,793	$3,007	52%

General and administrative expense for the quarter ended March 31, 2013 increased by $3.0 million, or 52%, as compared to the same period in 2012. During the three months ended March 31, 2013, we recorded $0.8 million of severance expense and $1.7 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to management continuity and severance arrangements with certain employees and executive officers. In addition, compensation and related personnel costs increased by $0.6 million in connection with the hiring of certain senior management positions as well as annual salary increases. Outside services decreased by $0.3 million compared to the same period in prior year due to the decline in marketing expenses. General corporate and patent related legal expenses increased by $0.5 million compared to the same period in the prior year.

Interest Income, Interest Expense, and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense was related to the $15 million note payable issued to Symphony Dynamo Holdings LLC (“Holdings”), which was paid off in cash on December 31, 2012. Other income (expense) includes gains and losses on foreign currency transactions as well as gains and losses on disposals of property and equipment. The following is a summary of our interest income and expense and other income (expense) (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2012 to 2013
	2013	2012	$	%
Interest income	$72	$52	$20	38%
Interest expense	$(32)	$(587)	$(555)	(95)%
Other income (expense)	$14	$(122)	$136	111%

Interest income for the three months ended March 31, 2013, was flat compared to the same period a year ago due to comparable marketable securities balances.

Interest expense for the three months ended March 31, 2013, decreased by 95%, due to the interest recorded for the note payable to Holdings for the three months ended March 31, 2012. The note payable to Holdings was repaid on December 31, 2012.

Other income (expense) for the three months ended March 31, 2013 and 2012 primarily represents gains and losses on foreign currency transactions due to fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2013, we had $105.4 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations. Our funds are currently invested in short-term money market funds, U.S. government agency securities, U.S. treasury securities and municipal securities.

On March 29, 2013, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50,000,000 from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any common stock sold through MLV under the Agreement. No sales of our common stock have taken place under this Agreement as of March 31, 2013.

During the three months ended March 31, 2013, we used $18.9 million of cash for our operations primarily due to our net loss of $20.8 million, of which $4.9 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2012, we used $8.2 million of cash for our operations primarily due to a net loss of $16.5 million, of which $3.5 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, accretion and amortization on marketable securities and non-cash interest on borrowings. Cash used in our operations for the first three months of 2013 increased by $10.7 million compared to cash used in our operations for the first three months of 2012, due primarily to a $4.3 million increase in our net loss, an $8.7 million change in accounts receivable due to collections in the first quarter of 2012 related to payments received from our collaborations with GSK and AstraZeneca and a $1.9 million increase in stock-based compensation expense.

During the three months ended March 31, 2013, cash provided by investing activities was $36.4 million compared to $6.3 million of cash used in investing activities for the three months ended March 31, 2012. Cash provided by investing activities during the first three months of 2013 included $36.9 million of net proceeds from maturities of marketable securities versus $5.4 million of net purchases of marketable securities during the first three months of 2012.

During the three months ended March 31, 2013, cash provided by financing activities was $15 thousand, compared to $2.3 million for the same period in 2012. During the three months ended March 31, 2012, we received proceeds of $2.1 million from stock option and warrant exercises.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of March 31, 2013, and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV, various human clinical trials for our product candidates and protection of our intellectual property. To continue development of our product candidates, and if it is approved, to launch HEPLISAV, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

Contractual Obligations

The following summarizes our significant contractual obligations as of March 31, 2013, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Contractual Obligations:
Future minimum payments under our operating leases	$14,306	$1,595	$4,436	$4,637	$3,638

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of March 31, 2013, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $6.6 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including short-term money market funds, U.S. government agency securities, U.S. treasury securities and municipal securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. If interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the change in our net unrealized loss on investments would be $0.9 million or $1.2 million, respectively.

We do not have derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the United States for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of March 31, 2013, was $1.0 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of March 31, 2013, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of period covered by this report are effective at the reasonable assurance level.

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

The FDA may require more clinical trials for our product candidate than we currently expect before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.

Our registration and commercial timelines depend on further discussions with the FDA and corresponding foreign regulatory agencies and requirements and requests they may make for additional data or completion of additional clinical trials. Any such requirements or requests could:

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

In addition, we may not be able to comply with ongoing and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit, delay or disrupt the commercialization of HEPLISAV and could result in significant expense. Moreover, depending on the level of market acceptance of HEPLISAV, if approved, we may not have the capacity in our existing facility to meet all of our future commercial supply needs. Our current manufacturing capacity could supply up to approximately 2 million doses of hepatitis B surface antigen annually, and our ability to expand Düsseldorf manufacturing capacity by improving utilization in our existing facility, improving upon our current production yields or using a new facility will take time to implement and could result in substantial cost. In the event that demand exceeds our current capacity plans, we may experience a shortage in supply of HEPLISAV, which could have a material adverse effect on the success of HEPLISAV. Likewise, in the event that HEPLISAV is not approved, we would have to consider other alternatives for the facility in Düsseldorf, including its sale or closure, and any such efforts would be complex, expensive, and time-consuming.

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

We depend on our senior executive officers, as well as key scientific and other personnel. Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, including our Chief Executive Officer. We recently appointed Eddie Gray to succeed Dr. Dino Dina as Chief Executive Officer. We have also experienced turnover in key executive and senior staff positions. The lack of management continuity and long-term history with our Company could result in operational and administrative inefficiencies, delays, and added costs. We currently have no key person insurance on any of our employees.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $456.3 million as of March 31, 2013. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of Rhein. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support regulatory approval and commercialization of HEPLISAV.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2013, we had 182,886,013 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

1.1(1)	At Market Issuance Sales Agreement, dated March 29, 2013, by and between Dynavax Technologies Corporation and MLV & Co. LLC.

3.1(2)	Sixth Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement.

4.3(6)	Form of Warrant.

4.4(7)	Form of Specimen Common Stock Certificate.

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC.

4.6(3)	Form of Rights Certificate.

4.7(8)	Form of Restricted Stock Unit Award Agreement.

4.8(9)	Form of Amended Warrant.

4.9(10)	Form of Warrant.

4.10(11)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.76(12)	Consulting Agreement dated as of March 29, 2013, by and between Solutio Partners and Dynavax Technologies Corporation.

10.77(12)	Termination letter dated as of March 29, 2013, by and between Stephen Tuck and Dynavax Technologies Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on March 29, 2013.

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

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 4, 2013.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 9, 2013	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document

1.1(1)	At Market Issuance Sales Agreement, dated March 29, 2013, by and between Dynavax Technologies Corporation and MLV & Co. LLC.

3.1(2)	Sixth Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above.

4.2(5)	Registration Rights Agreement.

4.3(6)	Form of Warrant.

4.4(7)	Form of Specimen Common Stock Certificate.

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC.

4.6(3)	Form of Rights Certificate.

4.7(8)	Form of Restricted Stock Unit Award Agreement.

4.8(9)	Form of Amended Warrant.

4.9(10)	Form of Warrant.

4.10(11)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.76(12)	Consulting Agreement dated as of March 29, 2013, by and between Solutio Partners and Dynavax Technologies Corporation.

10.77(12)	Termination letter dated as of March 29, 2013, by and between Stephen Tuck and Dynavax Technologies Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on March 29, 2013.
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

(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 4, 2013.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
*	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.