Form 10-Q
period 2013-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2013-08-01
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 29, 2013, the registrant had outstanding 182,987,918 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,585	$7,599
Marketable securities available-for-sale	71,576	117,531
Accounts receivable	2,025	1,005
Prepaid expenses and other current assets	1,241	2,052

Total current assets	92,427	128,187
Property and equipment, net	8,038	7,965
Goodwill	2,436	2,475
Restricted cash	648	652
Other assets	463	473

Total assets	$104,012	$139,752

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,253	$2,166
Accrued liabilities	7,307	10,063
Deferred revenues	6,346	6,785

Total current liabilities	14,906	19,014
Deferred revenues, noncurrent	3,820	5,283
Other long-term liabilities	627	629

Total liabilities	19,353	24,926

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock: $0.001 par value; 350,000 and 250,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 182,988 and 182,792 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	183	183
Additional paid-in capital	558,766	550,729
Accumulated other comprehensive loss:
Unrealized gain on marketable securities available-for-sale	4	45
Cumulative translation adjustment	(814)	(640)

Total accumulated other comprehensive loss	(810)	(595)
Accumulated deficit	(473,480)	(435,491)

Total stockholders’ equity	84,659	114,826

Total liabilities and stockholders’ equity	$104,012	$139,752

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Collaboration revenue	$1,356	$1,623	$2,239	$2,552
Grant revenue	1,395	882	2,155	1,969
Service and license revenue	641	179	1,083	513

Total revenues	3,392	2,684	5,477	5,034

Operating expenses:
Research and development	12,805	11,376	26,969	23,781
General and administrative	7,636	5,957	16,436	11,750

Total operating expenses	20,441	17,333	43,405	35,531

Loss from operations	(17,049)	(14,649)	(37,928)	(30,497)
Interest income	54	65	126	117
Interest expense	(27)	(589)	(59)	(1,176)
Other income (expense)	(142)	63	(128)	(59)

Net loss	$(17,164)	$(15,110)	$(37,989)	$(31,615)

Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.21)	$(0.20)

Weighted-average shares used to compute basic and diluted net loss per share	182,913	167,697	182,934	161,564

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	(17,164)	(15,110)	(37,989)	(31,615)
Other comprehensive income (loss):
Unrealized loss on marketable securities available-for-sale	(33)	(27)	(41)	(27)
Cumulative translation adjustment	173	(640)	(174)	(211)

Other comprehensive income (loss)	140	(667)	(215)	(238)

Total comprehensive loss	$(17,024)	$(15,777)	$(38,204)	$(31,853)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(37,989)	$(31,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	646	592
Gain on disposal of property and equipment	4	—
Accretion of discounts and amortization of premiums of marketable securities	530	638
Interest associated with long-term note payable to Holdings	—	1,095
Stock compensation expense	8,002	4,391
Changes in operating assets and liabilities:
Accounts receivable	(1,020)	8,243
Prepaid expenses and other current assets	811	(3,015)
Restricted cash and other assets	14	(69)
Accounts payable	(913)	(885)
Accrued liabilities and other long term liabilities	(2,758)	(820)
Deferred revenues	(1,902)	(2,425)

Net cash used in operating activities	(34,575)	(23,870)

Investing activities
Purchases of marketable securities	(29,527)	(114,400)
Proceeds from maturities of marketable securities	74,911	70,085
Purchases of property and equipment, net	(828)	(1,403)

Net cash provided by (used in) investing activities	44,556	(45,718)

Financing activities
Payments and proceeds from issuances of common stock and warrants, net of issuance costs	(142)	70,819
Proceeds from exercise of stock options and restricted stock awards	30	1,343
Proceeds from employee stock purchase plan	147	128

Net cash provided by financing activities	35	72,290

Effect of exchange rate on cash and cash equivalents	(30)	(113)

Net increase in cash and cash equivalents	9,986	2,589
Cash and cash equivalents at beginning of year	7,599	31,941

Cash and cash equivalents at end of year	$17,585	$34,530

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$8	$19

Net change in unrealized gain on marketable securities	$(41)	$(27)

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

In June 2013, the Company attended a meeting with the U.S. Food and Drug Administration (“FDA” or “Agency”) regarding its Biologic License Application (“BLA”) for HEPLISAV during which it was concluded that the safety database needs additional subjects and that the additional safety data collected would facilitate review for an indication in adults 18-70 years of age. The Company is in the process of outlining the protocol for collecting the additional safety data.

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2012, has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2013, we had cash, cash equivalents and marketable securities of $89.2 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of June 30, 2013 and anticipated revenues and funding from existing agreements.

We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV, various human clinical trials for our product candidates and protection of our intellectual property. In order to continue development of our product candidates, including HEPLISAV, and depending upon the cost and timing of an additional clinical study for HEPLISAV, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient additional funding may not be available on acceptable terms, or at all. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing shareholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV program or our other development programs while we seek strategic alternatives.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates and assumptions.

Summary of Significant Accounting Policies

We believe that there have been no significant changes in our significant accounting policies during the six months ended June 30, 2013, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue Recognition

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of operations or as a separate disclosure in the financial statement footnotes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013 and the adoption did not have any impact on our financial position, results of operations or cash flows as there were no amounts reclassified out of accumulated other comprehensive income during the periods ended June 30, 2013 and 2012.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2013
Money market funds	$15,142	$—	$—	$15,142
U.S. government agency securities	—	69,076	—	69,076
U.S. treasury securities	—	2,500	—	2,500
Municipal securities	—	375	—	375

Total	$15,142	$71,951	$—	$87,093

	Level 1	Level 2	Level 3	Total
December 31, 2012
Money market funds	$3,140	$—	$—	$3,140
U.S. government agency securities	—	119,233	—	119,233
U.S. treasury securities	—	500	—	500
Municipal securities	—	715	—	715

Total	$3,140	$120,448	$—	$123,588

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. Government agency securities, U.S. treasury securities and municipal securities are measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of June 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2013
Cash and cash equivalents:
Cash	$2,068	$—	$—	$2,068
Money market funds	15,142	—	—	15,142
Municipal securities	375	—	—	375

Total cash and cash equivalents	17,585	—	—	17,585

Marketable securities available-for-sale:
U.S. treasury securities	2,499	1	—	2,500
U.S. government agency securities	69,073	12	(9)	69,076

Total marketable securities available-for-sale	71,572	13	(9)	71,576

Total cash, cash equivalents and marketable securities	$89,157	$13	$(9)	$89,161

December 31, 2012
Cash and cash equivalents:
Cash	$1,542	$—	$—	$1,542
Money market funds	3,140	—	—	3,140
Municipal securities	2,202	—	—	2,202
U.S. government agency securities	715	—	—	715

Total cash and cash equivalents	7,599	—	—	7,599

Marketable securities available-for-sale:
U.S. government agency securities	116,986	46	(1)	117,031
U.S. treasury securities	500	—	—	500

Total marketable securities available-for-sale	117,486	46	(1)	117,531

Total cash, cash equivalents and marketable securities	$125,085	$46	$(1)	$125,130

The following is a summary of the amortized cost and estimated fair value of marketable securities available-for-sale at June 30, 2013, by contractual maturity (in thousands):

	June 30, 2013
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$54,029	$54,034
Mature after one year through two years	17,543	17,542

	$71,572	$71,576

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

4. Financing Agreements

On March 29, 2013, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50,000,000 from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any common stock sold through MLV under the Agreement. No sales of our common stock have taken place under this Agreement as of June 30, 2013.

5. Commitments and Contingencies

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively. The Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period. We entered into sublease agreements under the Düsseldorf Lease for a certain portion of the leased space. The sublease income is offset against our rent expense. Total net rent expense related to our operating leases for the three months ended June 30, 2013 and 2012, was $0.5 million and $0.4 million, respectively. Total net rent expense related to our operating leases for the six months ended June 30, 2013 and 2012, was $0.9 million and $0.8 million, respectively. Deferred rent was $0.6 million as of both June 30, 2013 and December 31, 2012.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2013, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2013 (remaining months)	$1,114
2014	2,201
2015	2,250
2016	2,301
2017	2,350
Thereafter	3,680

Total	$13,896

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of June 30, 2013, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $5.3 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

We are currently conducting a Phase 1 clinical trial in the Lead TLR 7/9 program with DV1 179 in systemic lupus erythematosus patients. The Company is not currently performing any activities on the Follow-On TLR 7/9 program or the other TLR programs under the agreement. If we were to achieve certain development objectives in the Company’s Follow-On TLR 7/9 program and other TLR programs, we are eligible to receive up to $12 million in development milestone payments.

GSK can exercise its exclusive option to license each of the four programs. If GSK exercises an option, GSK would carry out further development and commercialization of the corresponding products. If GSK exercises their option, then we are eligible to receive payments of up to approximately $125 million for each program, comprised of contingent option exercise payments and additional payments based on GSK’s achievement of certain development, regulatory and commercial objectives.

We are also eligible to receive up to $60 million if aggregate worldwide annual net sales milestones are achieved and tiered royalties ranging from the mid single-digit to mid teens on sales of any products originating from the collaboration. We have retained an option to co-develop and co-promote one product under this agreement.

We received an initial payment of $10 million in 2008. The deliverables under this arrangement did not have stand-alone value and so did not qualify as separate units of accounting. In 2011, we earned and recognized $12 million in substantive development milestone payments related to the initiation of Phase I and proof-of-mechanism clinical trials of DV1179 in systemic lupus erythematosus patients. Also, in 2011, we earned and recognized $3 million in substantive development milestone payments related to the expansion of our collaboration with GSK to develop a TLR8 inhibitor.

Revenue from the initial payment from GSK was deferred and is being recognized over the expected period of performance under the agreement, which is estimated to be seven years. The following table summarizes the revenues recognized under our agreement with GSK (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2013	2012	2013	2012
Initial payment	$357	$357	$714	$714

As of June 30, 2013 and December 31, 2012, deferred revenue relating to the initial payment was $3.5 million and $4.2 million, respectively.

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

AstraZeneca

In September 2006, we entered into a three-year research collaboration and license agreement with AstraZeneca for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease. The deliverables under this arrangement did not have stand-alone value and so did not qualify as separate units of accounting. We received an upfront payment of $10 million. In 2008, we received a substantive milestone payment of $4.5 million for the nomination of the first candidate drug, AZD1419, for asthma. The research term of this agreement was extended through July 2010.

In October 2011, we amended our agreement with AstraZeneca to provide that we will conduct initial clinical development of AZD 1419. Under the terms of the amended agreement, AstraZeneca will fund all program expenses to cover the cost of development activities through Phase 2a, estimated to total approximately $20 million. We received an initial payment of $3 million to begin the clinical development program. In the first quarter of 2012, we received a $2.6 million payment to advance AZD1419 into preclinical toxicology studies and these toxicology studies were completed in the third quarter of 2012. We and AstraZeneca have agreed to advance AZD 1419 towards a Phase 1 clinical trial, which resulted in a development funding payment of $6 million, received in the fourth quarter of 2012. If AstraZeneca chooses to advance the program following completion of Phase 2a, we will receive a $20 million milestone payment and AstraZeneca will retain its rights to develop the candidate therapy and to commercialize the resulting asthma product. We are eligible to receive additional milestone payments, which we have determined to be substantive milestones, of up to approximately $100 million, based on the achievement of certain development and regulatory objectives. Additionally, upon commercialization, we are eligible to receive tiered royalties ranging from the mid to high single-digits based on product sales of any products originating from the collaboration. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

Revenue from the 2011 amendment has been deferred and is being recognized as the development work is performed over the estimated performance period of approximately 50 months. The following table summarizes the revenues earned under our agreement with AstraZeneca (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Initial payments	$180	$180	$360	$360
Performance of research activities	819	1,086	1,165	1,478

Total	$999	$1,266	$1,525	$1,838

As of June 30, 2013 and December 31, 2012, total deferred revenue from the initial payment and development funding payments was $6.5 million and $7.7 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the periods ended June 30, 2013 and 2012 from the following awards:

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

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NIAID contracts	$1,062	$750	$1,660	$1,740
All other NIH contracts	333	132	495	229

Total grant revenue	$1,395	$882	$2,155	$1,969

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants, stock options and stock awards to purchase approximately 31,700,000 and 39,300,000 shares of common stock as of June 30, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share for the quarters ended June 30, 2013 and 2012, because the effect of their inclusion would have been anti-dilutive.

8. Stockholders’ Equity

On May 29, 2013, the stockholders of the Company approved an amendment to the Company’s 2011 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 10,000,000.Option activity under our stock-based compensation plans during the six months ended June 30, 2013 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	13,806	$3.38
Options granted	5,421	2.74
Options exercised	(74)	1.41
Options cancelled:
Options forfeited (unvested)	(1,350)	3.32
Options cancelled (vested)	(181)	4.09

Balance as of June 30, 2013	17,622	$3.19	6.27	$263

Vested and expected to vest as of June 30, 2013	16,754	$3.20	6.12	$263

Exercisable as of June 30, 2013	10,503	$3.37	4.46	$263

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2013 was as follows (in thousands except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2012	1,755	$4.23
Granted	—	—
Vested	—	—
Forfeited or expired	(95)	4.25

Balance as of June 30, 2013	1,660	$4.23

The aggregate intrinsic value of the restricted stock units outstanding as of June 30, 2013, based on our stock price on that date, was $1.8 million.

As of June 30, 2013, approximately 2,500,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding.

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

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Weighted-average fair value	$2.05	$3.34	$2.46	$3.30	$1.46	$3.80
Risk-free interest rate	0.9%	0.6%	1.0%	0.5%	0.2%	0.2%
Expected life (in years)	6.0	4.0	5.9	4.0	1.3	1.0
Volatility	1.4	1.6	1.4	1.6	0.7	1.6

Expected volatility is based on historical volatility of our stock price. The expected life of options granted is estimated based on historical option exercise and employee termination data, giving consideration to options that have not yet completed a full life cycle. Our senior management, who hold a majority of the options outstanding, and other employees were grouped and considered separately for valuation purposes. The expected life of the options for senior management is six years and for other employees five and a half years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero percent for all years and is based on our history and expectation of dividend payouts. All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model.

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

We recognized stock-based compensation expense of $3.7 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense for the three months ended June 30, 2013 includes $1.9 million related to severance arrangements. We recognized stock-based compensation expense of $8.0 million and $4.4 million for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation during the six months ended June 30, 2013 included $3.9 million related to severance arrangements. The Company recorded stock-based compensation expense for awards to non-employees of $0.1 million for the six months ended June 30, 2013.

The components of stock-based compensation expense were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$1,027	$938	$2,350	$1,741
General and administrative	2,709	1,131	5,652	2,650

Total	$3,736	$2,069	$8,002	$4,391

As of June 30, 2013, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $15.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.66 years. Additionally, as of June 30, 2013, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $6.8 million.

Employee Stock Purchase Plan

As of June 30, 2013, 996,000 shares have been reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 761,222 shares of our common stock under the Purchase Plan including 62,498 shares during the six months ended June 30, 2013. As of June 30, 2013, 234,778 shares of our common stock remained available for future purchases.

Warrants

As of June 30, 2013, warrants to purchase an aggregate of approximately 12,500,000 shares of our common stock were outstanding. The warrants are exercisable at a weighted average price of $1.96 per share. During the six months ended June 30, 2013 and June 30, 2012, warrants were exercised to purchase an aggregate of approximately 84,000 and 4,700,000 shares of our common stock, respectively.

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

Recent Developments

In June 2013, the Company attended a meeting with the U.S. Food and Drug Administration (“FDA” or “Agency”) regarding its Biologic License Application (“BLA”) for HEPLISAV during which is was concluded that the safety database needs additional subjects and that the additional safety data collected would facilitate review for an indication in adults 18-70 years of age. The Company is in the process of outlining the protocol for collecting the additional safety data.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2013, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2012 to 2013		Six Months Ended June 30,		Increase (Decrease) from 2012 to 2013
Revenues:	2013	2012	$	%	2013	2012	$	%
Collaboration revenue	$1,356	$1,623	$(267)	(16)%	$2,239	$2,552	$(313)	(12)%
Grant revenue	1,395	882	$513	58%	2,155	1,969	$186	9%
Service and license revenue	641	179	$462	258%	1,083	513	$570	111%

Total revenues	$3,392	$2,684	$708	26%	$5,477	$5,034	$443	9%

Total revenues for the three months ended June 30, 2013 increased by $0.7 million, or 26%, as compared to the same quarter of 2012. Grant revenue increased by $0.5 million as compared to the same period in 2012 primarily due to our NIAID contract for adjuvant development. Service and license revenue for the first quarter of 2013 increased by $0.5 million as compared to the same period in 2012 resulting from royalties collected on licensed technology by Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”). Collaboration revenue for the first quarter of 2013 decreased as compared to the same period in 2012 due to the completion of certain research activities under our collaboration agreement with AstraZeneca for work on asthma therapies.

Total revenues for the six months ended June 30, 2013 increased by $0.4 million, or 9%, as compared to the same period of 2012, primarily due to an increase in service and license revenue resulting from royalties collected on licensed technology by Rhein. Collaboration revenue for the first six months of 2013 decreased as compared to the same period in 2012 due to the completion of certain research activities under our collaboration agreement with AstraZeneca. Grant revenue for the first six months of 2013 increased as compared to the same period in 2012 due to activities under our NIAID contract for adjuvant development.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the six months ended June 30, 2013 and 2012, approximately 76% and 71%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV. The remainder of our research and development expense results primarily from early-stage programs under collaborative research and development agreements.

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2012 to 2013		Six Months Ended June 30,		Increase (Decrease) from 2012 to 2013
Research and development expense	2013	2012	$	%	2013	2012	$	%
Compensation and related personnel costs	$5,094	$4,795	$299	6%	$10,949	$9,916	$1,033	10%
Outside services	5,275	4,356	919	21%	10,724	9,507	1,217	13%
Facility costs	1,409	1,287	122	9%	2,946	2,617	329	13%
Non-cash stock-based compensation	1,027	938	89	9%	2,350	1,741	609	35%

Total research and development expense	$12,805	$11,376	$1,429	13%	$26,969	$23,781	$3,188	13%

Research and development expense for the three months ended June 30, 2013 increased by $1.4 million, or 13%, as compared to the same period in 2012. Outside services increased by $0.9 million primarily due to manufacturing activities and expenses related to the supply of a HEPLISAV component, offset partially by lower clinical trial expense. Facility costs increased by $0.1 million due to repairs and maintenance of our manufacturing facility and depreciation on newly purchased manufacturing equipment.

Research and development expense for the six months ended June 30, 2013 increased by $3.2 million, or 13%, as compared to the same period in 2012. Outside services increased by $1.2 million due to manufacturing activities and expenses related to the supply of a HEPLISAV component, offset partially by lower clinical trial expense. During the six months ended June 30, 2013, we recorded $0.4 million of severance expense and $0.5 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to management continuity and severance agreements with certain employees and executive officers. Facility costs increased by $0.3 million due to repairs and maintenance of our manufacturing facility and depreciation on newly purchased manufacturing equipment.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2012 to 2013		Six Months Ended June 30,		Increase (Decrease) from 2012 to 2013
General and administrative expense	2013	2012	$	%	2013	2012	$	%
Compensation and related personnel costs	$3,405	$2,299	$1,106	48%	$6,779	$4,303	$2,476	58%
Outside services	994	2,014	(1,020)	(51)%	2,377	3,656	(1,279)	(35)%
Legal costs	362	374	(12)	(3)%	1,328	884	444	50%
Facility costs	166	139	27	19%	300	257	43	17%
Non-cash stock-based compensation	2,709	1,131	1,578	140%	5,652	2,650	3,002	113%

Total general and administrative expense	$7,636	$5,957	$1,679	28%	$16,436	$11,750	$4,686	40%

General and administrative expense for the three months ended June 30, 2013 increased by $1.7 million, or 28%, as compared to the same period in 2012. During the three months ended June 30, 2013, we recorded $1.3 million of severance expense and other one-time compensation costs as well as $1.7 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to the succession of our CEO and transition of certain executive officers. Outside services decreased by $1.0 million compared to the same period in the prior year due to reduced marketing expenses.

General and administrative expense for the six months ended June 30, 2013 increased by $4.7 million, or 40%, as compared to the same period in 2012. During the six months ended June 30, 2013, we recorded $2.1 million of severance expense and other one-time compensation costs as well as $3.4 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to with the succession of our CEO and transition of certain employees and executive officers. Outside services decreased by $1.3 million compared to the same period in prior year due to reduced marketing expenses. General corporate and patent related legal expenses increased by $0.4 million compared to the same period in the prior year.

Interest Income, Interest Expense, and Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense was related to the $15 million note payable issued to Symphony Dynamo Holdings LLC (“Holdings”), which was paid on December 31, 2012. Other income (expense) includes gains and losses on foreign currency transactions as well as gains and losses on disposals of property and equipment. The following is a summary of our interest income and expense and other income (expense) (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2012 to 2013		Six Months Ended June 30,		Increase (Decrease) from 2012 to 2013
	2013	2012	$	%	2013	2012	$	%
Interest income	$54	$65	$(11)	(17)%	$126	$117	$9	8%
Interest expense	$(27)	$(589)	$(562)	(95)%	$(59)	$(1,176)	$(1,117)	(95)%
Other income (expense)	$(142)	$63	$(205)	(325)%	$(128)	$(59)	$69	117%

Interest income for the three and six months ended June 30, 2013 was consistent on a year over year basis due to comparable average marketable securities balances.

Interest expense for the three and six months ended June 30, 2013, decreased over the same periods in 2012 due to the interest recorded for the note payable to Holdings which was repaid on December 31, 2012.

Other income (expense) for the three and six months ended June 30, 2013 and 2012 primarily represents gains and losses on foreign currency transactions due to fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe.

Liquidity and Capital Resources

As of June 30, 2013, we had $89.2 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations. Our funds are currently invested in short-term money market funds, U.S. government agency securities, U.S. treasury securities and municipal securities.

On March 29, 2013, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50,000,000 from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any common stock sold through MLV under the Agreement. No sales of our common stock have taken place under this Agreement as of June 30, 2013.

During the six months ended June 30, 2013, we used $34.6 million of cash for our operations primarily due to our net loss of $38.0 million, of which $9.2 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. By comparison, during the six months ended June 30, 2012, we used $23.9 million of cash for our operations primarily due to a net loss of $31.6 million, of which $6.7 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, accretion and amortization on marketable securities and non-cash interest on borrowings. Cash used in our operations for the first half of 2013 increased by $10.7 million compared to cash used in our operations for the first half of 2012, due primarily to a $6.4 million increase in our net loss, a $9.3 million change in accounts receivable due to collections in the first half of 2012 related to payments received from our collaborations with GSK and AstraZeneca and a $3.6 million increase in stock-based compensation expense.

During the six months ended June 30, 2013, cash provided by investing activities was $44.6 million compared to $45.7 million of cash used in investing activities for the six months ended June 30, 2012. Cash provided by investing activities during the first half of 2013 included $45.4 million of net proceeds from maturities of marketable securities versus $44.3 million of net purchases of marketable securities during the first half of 2012.

During the six months ended June 30, 2013, cash provided by financing activities was $35 thousand, compared to $72.3 million for the same period in 2012. Cash provided by financing activities in the first half of 2012 included the sale of 17,500,000 shares of common stock in a public offering for net proceeds of $69.6 million as well as proceeds from stock option and warrant exercises of $2.7 million.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of June 30, 2013, and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV, various human clinical trials for our product candidates and protection of our intellectual property. In order to continue development of our product candidates, including HEPLISAV, and depending upon the cost and timing of an additional clinical study for HEPLISAV, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

Contractual Obligations

The following summarizes our significant contractual obligations as of June 30, 2013, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Future minimum payments under our operating leases	$13,896	$1,114	$4,451	$4,651	$3,680

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of June 30, 2013, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $5.3 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including short-term money market funds, U.S. government agency securities, U.S. treasury securities and municipal securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. If interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the change in our net unrealized loss on investments would be $0.8 million or $1.0 million, respectively.

We do not have derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the United States for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of June 30, 2013, was $0.8 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of June 30, 2013, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

On June 18, 2013, the first of two substantially similar securities class action complaints was filed in the U.S. District Court for the Northern District of California against the Company and certain of its former executive officers. The second was filed on June 26, 2013. The complaints, brought on behalf of purported stockholders, allege that between April 26, 2012 and June 10, 2013, the Company and the executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with statements related to our product, HEPLISAVTM, an investigational adult hepatitis B vaccine. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.

On July 3, 2013, a purported stockholder derivative complaint was filed in the Superior Court of California for the County of Alameda against certain of our current and former directors. The derivative complaint alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the complaint alleges that certain of our directors caused or allowed for the dissemination of materially false and misleading statements regarding our product, HEPLISAV, an investigational adult hepatitis B vaccine. Plaintiff is seeking unspecified monetary damages, including restitution from defendants and attorneys’ fees and costs, and other relief.

The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously.

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

For our lead product, HEPLISAV, our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA by the FDA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 Complete Response Letter from the FDA (the “Complete Response Letter”), HEPLISAV was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. There can be no assurance that additional clinical studies or that our data will support approval. The FDA also requested additional data from our process validation program as well as clarifying information on the manufacturing controls and facilities with respect to quality assurance of commercial product. There can be no assurance that Dynavax can successfully produce the requisite data in a timely manner or that the data will be sufficient for approval.

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

Failure to receive approval or significant delay in being able to provide the safety and manufacturing information required for approval of our BLA for HEPLISAV would have a material adverse effect on our business and results of operations. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for such product.

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

We submitted HEPLISAV for marketing approval in Europe. The Complete Response Letter from the FDA and requirement to provide additional safety data may result in further consideration of our MAA in Europe and we may not obtain foreign regulatory approvals on a timely basis, if at all. Specifically, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

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

We are involved in legal actions that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.

Two class action complaints brought by purported stockholders and one purported stockholder derivative complaint have been brought against us. Any negative outcome from such lawsuits could result in payments of monetary damages or fines, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

There can be no assurance that a favorable final outcome will be obtained in these cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of monetary damages or fines, or we may decide to settle lawsuits on unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $473.5 million as of June 30, 2013. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of Rhein. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support regulatory approval and commercialization of HEPLISAV.

We do not have any products that generate revenue. There can be no assurance whether HEPLISAV can be further developed, financed or commercialized in a timely manner without significant additional studies or patient data or significant expense; whether current development efforts will be sufficient to support approval of HEPLISAV; or if approved, whether the market for HEPLISAV will be sufficient for us to reach profitability. The 2013 Complete Response Letter from the FDA for HEPLISAV means that our efforts to achieve product revenues are delayed and there can be no assurance that we will be able to achieve approval or generate meaningful sales without significant additional resources. Our ability to generate revenue depends upon obtaining regulatory approvals for our product candidates, generating product sales and entering into and maintaining successful collaborative relationships.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future, to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•

progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and communications from the FDA or other regulatory agencies, for example as evidenced by our stock decline of over 30% following our 2013 announcement of a Complete Response Letter from the FDA and the requirement of additional safety data;

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2013, we had 182,987,918 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document

1.1(1)	At Market Issuance Sales Agreement, dated March 29, 2013, by and between Dynavax Technologies Corporation and MLV & Co. LLC.

3.1(2)	Sixth Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.6(6)	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 above.

4.2(7)	Registration Rights Agreement.

4.3(7)	Form of Warrant.

4.4(8)	Form of Specimen Common Stock Certificate.

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC.

4.6(3)	Form of Right Certificate.

4.7(9)	Form of Restricted Stock Unit Award Agreement.

4.8(10)	Form of Amended Warrant.

4.9(11)	Form of Warrant.

4.10(12)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.76(13)	Consulting Agreement dated as of March 29, 2013, by and between Solutio Partners and Dynavax Technologies Corporation.

10.77(13)	Termination letter dated as of March 29, 2013, by and between Stephen Tuck and Dynavax Technologies Corporation.

10.78(14)	Employment Agreement dated as of April 3, 2013, by and between Eddie Gray and Dynavax Technologies Corporation.

10.79(14)	Management Continuity and Severance Agreement dated as of April 3, 2013, by and between Eddie Gray and Dynavax Technologies Corporation.

10.80(14)	Consulting Agreement dated as of May 1, 2013, by and between Dino Dina, M.D. and Dynavax Technologies Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit Number	Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on March 29, 2013.
(2)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 333- 109965).

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on May 30, 2013.
(7)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(8)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
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

(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 4, 2013.
(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on May 3, 2013.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 1, 2013	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2013	By:	/ s/ JENNIFER LEW
Jennifer Lew
Vice President, Finance
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document

1.1(1)	At Market Issuance Sales Agreement, dated March 29, 2013, by and between Dynavax Technologies Corporation and MLV & Co. LLC.

3.1(2)	Sixth Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.6(6)	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 above.

4.2(7)	Registration Rights Agreement.

4.3(7)	Form of Warrant.

4.4(8)	Form of Specimen Common Stock Certificate.

4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC.

4.6(3)	Form of Right Certificate.

4.7(9)	Form of Restricted Stock Unit Award Agreement.

4.8(10)	Form of Amended Warrant.

4.9(11)	Form of Warrant.

4.10(12)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.

10.76(13)	Consulting Agreement dated as of March 29, 2013, by and between Solutio Partners and Dynavax Technologies Corporation.

10.77(13)	Termination letter dated as of March 29, 2013, by and between Stephen Tuck and Dynavax Technologies Corporation.

10.78(14)	Employment Agreement dated as of April 3, 2013, by and between Eddie Gray and Dynavax Technologies Corporation.

10.79(14)	Management Continuity and Severance Agreement dated as of April 3, 2013, by and between Eddie Gray and Dynavax Technologies Corporation.

10.80(14)	Consulting Agreement dated as of May 1, 2013, by and between Dino Dina, M.D. and Dynavax Technologies Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on March 29, 2013.
(2)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 333-109965).

(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on May 30, 2013.
(7)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(8)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
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

(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 4, 2013.
(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on May 3, 2013.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.