Form 10-Q
period 2013-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2013-11-08
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013, the registrant had outstanding 262,625,110 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,191	$7,599
Marketable securities available-for-sale	64,283	117,531
Accounts receivable	2,159	1,005
Prepaid expenses and other current assets	1,120	2,052
Total current assets	79,753	128,187
Property and equipment, net	8,454	7,965
Goodwill	2,532	2,475
Restricted cash	657	652
Other assets	302	473
Total assets	$91,698	$139,752
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,289	$2,166
Accrued liabilities	8,148	10,063
Deferred revenues	6,126	6,785
Total current liabilities	15,563	19,014
Deferred revenues, noncurrent	2,751	5,283
Other long-term liabilities	988	629
Total liabilities	19,302	24,926
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized and no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock: $0.001 par value; 350,000 and 250,000 shares authorized at September 30, 2013 and December 31, 2012, respectively; 183,055 and 182,792 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	183	183
Additional paid-in capital	561,687	550,729
Accumulated other comprehensive loss:
Unrealized gain on marketable securities available-for-sale	22	45
Cumulative translation adjustment	(341)	(640)
Total accumulated other comprehensive loss	(319)	(595)
Accumulated deficit	(489,155)	(435,491)
Total stockholders’ equity	72,396	114,826
Total liabilities and stockholders’ equity	$91,698	$139,752

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Collaboration revenue	$1,110	$1,050	$3,349	$3,602
Grant revenue	1,700	1,219	3,855	3,188
Service and license revenue	117	605	1,200	1,118
Total revenues	2,927	2,874	8,404	7,908
Operating expenses:
Research and development	11,770	12,850	38,739	36,631
General and administrative	5,807	7,121	22,243	18,871
Unoccupied facility expense	918	—	918	—
Total operating expenses	18,495	19,971	61,900	55,502
Loss from operations	(15,568)	(17,097)	(53,496)	(47,594)
Interest income	37	91	163	208
Interest expense	(24)	(589)	(83)	(1,765)
Other expense	(120)	(196)	(248)	(255)
Net loss	$(15,675)	$(17,791)	$(53,664)	$(49,406)
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.29)	$(0.30)
Weighted-average shares used to compute basic and diluted net loss per share	183,022	177,870	182,960	167,039

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(15,675)	$(17,791)	$(53,664)	$(49,406)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available-for-sale	18	59	(23)	32
Cumulative translation adjustment	473	249	299	38
Other comprehensive income	491	308	276	70
Total comprehensive loss	$(15,184)	$(17,483)	$(53,388)	$(49,336)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(53,664)	$(49,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	986	898
Gain on disposal of property and equipment	4	6
Accretion of discounts and amortization of premiums of marketable securities	692	970
Interest associated with long-term note payable to Holdings	—	1,642
Unoccupied facility expense	918	—
Stock compensation expense	10,847	6,294
Changes in operating assets and liabilities:
Accounts receivable	(1,154)	5,842
Prepaid expenses and other current assets	932	(1,289)
Restricted cash and other assets	166	(74)
Accounts payable	(877)	(462)
Accrued liabilities and other long term liabilities	(2,489)	1,011
Deferred revenues	(3,191)	(1,649)
Net cash used in operating activities	(46,830)	(36,217)
Investing activities
Purchases of marketable securities	(48,573)	(169,634)
Proceeds from maturities of marketable securities	101,105	127,085
Purchases of property and equipment, net	(1,316)	(1,727)
Net cash provided by (used in) investing activities	51,216	(44,276)
Financing activities
Payments and proceeds from issuances of common stock and warrants, net of issuance costs	(143)	71,124
Proceeds from exercise of stock options and restricted stock awards	30	1,789
Proceeds from employee stock purchase plan	224	307
Net cash provided by financing activities	111	73,220
Effect of exchange rate on cash and cash equivalents	95	(18)
Net increase (decrease) in cash and cash equivalents	4,592	(7,291)
Cash and cash equivalents at beginning of year	7,599	31,941
Cash and cash equivalents at end of year	$12,191	$24,650
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$8	$29
Net change in unrealized gain on marketable securities	$(23)	$32

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” Dynavax” or the “Company”), a clinical-stage biopharmaceutical company that discovers and develops novel products to prevent and treat infectious and inflammatory diseases and cancer. Our lead product candidate is HEPLISAV™, a hepatitis B vaccine product candidate in Phase 3 development.

In addition to HEPLISAV, our pipeline comprises clinical-stage product candidates including an autoimmune program partnered with GlaxoSmithKline, an asthma program partnered with AstraZeneca AB and a cancer immunotherapy program as well as a preclinical development program utilizing nanoparticle adjuvant technology. We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases and cancer.

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2013, we had cash, cash equivalents and marketable securities of $76.5 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of September 30, 2013 and anticipated revenues and funding from existing agreements.

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

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2013, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU expands the presentation of changes in accumulated other comprehensive income. The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the statement of operations or as a separate disclosure in the financial statement footnotes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance in the first quarter of 2013 and the adoption did not have any impact on our financial position, results of operations or cash flows as there were no amounts reclassified out of accumulated other comprehensive income during the periods ended September 30, 2013 and 2012.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013
Money market funds	$9,598	$—	$—	$9,598
U.S. government agency securities	—	62,283	—	62,283
U.S. treasury securities	—	2,500	—	2,500
Total	$9,598	$64,783	$—	$74,381

	Level 1	Level 2	Level 3	Total
December 31, 2012
Money market funds	$3,140	$—	$—	$3,140
U.S. government agency securities	—	119,233	—	119,233
U.S. treasury securities	—	500	—	500
Municipal securities	—	715	—	715
Total	$3,140	$120,448	$—	$123,588

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

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of September 30, 2013 and December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2013
Cash and cash equivalents:
Cash	$2,093	$—	$—	$2,093
Money market funds	9,598	—	—	9,598
U.S. government agency securities	500	—	—	500
Total cash and cash equivalents	12,191	—	—	12,191
Marketable securities available-for-sale:
U.S. treasury securities	2,500	—	—	2,500
U.S. government agency securities	61,761	22	—	61,783
Total marketable securities available-for-sale	64,261	22	—	64,283
Total cash, cash equivalents and marketable securities	$76,452	$22	$—	$76,474
December 31, 2012
Cash and cash equivalents:
Cash	$1,542	$—	$—	$1,542
Money market funds	3,140	—	—	3,140
Municipal securities	2,202	—	—	2,202
U.S. government agency securities	715	—	—	715
Total cash and cash equivalents	7,599	—	—	7,599
Marketable securities available-for-sale:
U.S. government agency securities	116,986	46	(1)	117,031
U.S. treasury securities	500	—	—	500
Total marketable securities available-for-sale	117,486	46	(1)	117,531
Total cash, cash equivalents and marketable securities	$125,085	$46	$(1)	$125,130

The following is a summary of the amortized cost and estimated fair value of marketable securities available-for-sale, by contractual maturity (in thousands):

	September 30, 2013
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$55,761	$55,778
Mature after one year through two years	8,500	8,505
	$64,261	$64,283

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

4. Financing Agreements

On March 29, 2013, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50,000,000 from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any common stock sold through MLV under the Agreement. No sales of our common stock have taken place under this Agreement as of September 30, 2013.

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

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded a one-time estimated unoccupied facility expense of $0.9 million for the three and nine months ended September 30, 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease.

Total net rent expense related to our operating leases for the three months ended September 30, 2013 and 2012, was $0.6 million and $0.4 million, respectively. Total net rent expense related to our operating leases for the nine months ended September 30, 2013 and 2012, was $1.4 million and $1.3 million, respectively. Deferred rent was $0.6 million as of both September 30, 2013 and December 31, 2012.

Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2013, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2013 (remaining months)	$559
2014	2,223
2015	2,272
2016	2,323
2017	2,372
Thereafter	3,794
Total	$13,543

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of September 30, 2013, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $6.3 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

6. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop and commercialize toll-like receptor (“TLR”) inhibitors. Under the terms of the arrangement, we agreed to conduct research and early clinical development in up to four programs: the Lead TLR 7/9 program, a Follow-On TLR 7/9 program, and up to two other TLR programs. In 2011 we began development of a TLR8 program as one of the two additional programs under the collaboration.

We are currently conducting a Phase 1 clinical trial in the Lead TLR 7/9 program with DV1179 in systemic lupus erythematosus patients. The Company is not currently performing any activities on the Follow-On TLR 7/9 program or the TLR8 program. GSK has not yet chosen to initiate development of the remaining program under the agreement.

GSK can exercise its exclusive option to license each program. If GSK exercises an option, GSK would carry out further development and commercialization of the corresponding products. If GSK exercises their option on the Lead TLR 7/9 program, then we are eligible to receive payments of up to approximately $125 million, comprised of contingent option exercise payments and additional payments based on GSK’s achievement of certain development, regulatory and commercial objectives.

We are also eligible to receive up to $60 million if aggregate worldwide annual net sales milestones are achieved and tiered royalties ranging from the mid–single digit to mid-teens on sales of any products originating from the collaboration. We have retained an option to co-develop and co-promote one product under this agreement.

We received an initial payment of $10 million in 2008. The deliverables under this arrangement did not have stand-alone value and so did not qualify as separate units of accounting. In 2011, we earned and recognized $12 million in substantive development milestone payments related to the initiation of Phase I and proof-of-mechanism clinical trials of DV1179 in systemic lupus erythematosus patients. In 2011, we earned and recognized $3 million in substantive development milestone payments related to the initiation of development of theTLR8 program.

Revenue from the initial payment from GSK was deferred and is being recognized over the expected period of performance under the agreement, which is estimated to be seven years.

The following table summarizes the revenues recognized under our agreement with GSK (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Initial payment	$357	$357	$1,071	$1,071

As of September 30, 2013 and December 31, 2012, deferred revenue relating to the initial payment was $3.2 million and $4.2 million, respectively.

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

Revenue from the initial payment was deferred and is being recognized over the expected period of performance under the agreement, which is approximately 50 months. Revenue from the development funding payment is being recognized as the development work is performed.

The following table summarizes the revenues earned under our agreement with AstraZeneca (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Initial payment	$180	$180	$540	$540
Performance of research activities	573	513	1,738	1,991
Total	$753	$693	$2,278	$2,531

As of September 30, 2013 and December 31, 2012, total deferred revenue from the initial payment and development funding payments was $5.7 million and $7.7 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the periods ended September 30, 2013 and 2012 from the following awards:

•	September 2013, NIH awarded us $0.2 million to fund research in developing TLR antagonists for therapy of hepatic fibrosis and cirrhosis.

•	June 2012, NIH awarded us $0.6 million to fund research in screening for inhibitors of TLR8 for treatment of autoimmune diseases.

•	May 2012, NIH awarded us $0.4 million to fund development of TLR8 inhibitors for treatment of rheumatoid arthritis.

•	July 2011, NIH awarded us $0.6 million to fund research in preclinical models of skin autoimmune inflammation.

•

August 2010, NIAID awarded us a grant to take a systems biology approach to study the differences between individuals who do or do not respond to vaccination against the hepatitis B virus. This study will be one of several projects conducted under a grant to the Baylor Institute of Immunology Research in Dallas as part of the Human Immune Phenotyping Centers program. We have been awarded a total of $1.4 million under this grant.

•	July 2010, NIH awarded us $0.6 million to explore the feasibility of developing a universal vaccine to prevent infection by human papilloma virus.

•

September 2008, NIAID awarded us a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract supports adjuvant development for anthrax as well as other disease models.

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NIAID contracts	$1,465	$1,100	$3,125	$2,840
All other NIH contracts	235	119	730	348
Total grant revenue	$1,700	$1,219	$3,855	$3,188

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and dilutive potential common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options and warrants are considered to be dilutive potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants, stock options and stock awards to purchase approximately 31,100,000 and 34,400,000 shares of common stock as of September 30, 2013 and 2012, respectively, were excluded from the calculation of diluted net loss per share for the quarters ended September 30, 2013 and 2012, because the effect of their inclusion would have been anti-dilutive.

8. Stockholders’ Equity

On May 29, 2013, the stockholders of the Company approved an amendment to the Company’s 2011 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 10,000,000.

Option activity under our stock-based compensation plans during the nine months ended September 30, 2013 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2012	13,806	$3.38
Options granted	5,542	2.71
Options exercised	(74)	1.41
Options cancelled:
Options forfeited (unvested)	(2,028)	3.33
Options cancelled (vested)	(381)	3.56
Balance as of September 30, 2013	16,865	$3.17	5.35	$310
Vested and expected to vest as of September 30, 2013	16,272	$3.18	4.97	$310
Exercisable as of September 30, 2013	10,977	$3.35	3.37	$307

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2013 was as follows (in thousands except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2012	1,755	$4.23
Granted	250	1.23
Vested	—	—
Forfeited or expired	(230)	4.23
Balance as of September 30, 2013	1,775	$3.81

The aggregate intrinsic value of the restricted stock units outstanding as of September 30, 2013, based on our stock price on that date, was $2.1 million.

As of September 30, 2013, approximately 2,600,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Weighted-average fair value	$1.15	$3.34	$2.43	$3.30	$0.93	$3.80
Risk-free interest rate	1.9%	0.6%	1.1%	0.5%	0.2%	0.2%
Expected life (in years)	5.6	4.0	5.9	4.0	1.3	1.0
Volatility	1.5	1.6	1.4	1.6	0.8	1.6

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

We recognized stock-based compensation expense of $2.8 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense for the three months ended September 30, 2013 includes $1.0 million related to severance arrangements. We recognized stock-based compensation expense of $10.8 million and $6.3 million for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation during the nine months ended September 30, 2013 included $5.1 million related to severance arrangements. The Company recorded stock-based compensation expense for awards to non-employees of $0.4 million for the nine months ended September 30, 2013.

The components of stock-based compensation expense were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$1,001	$824	$3,351	$2,565
General and administrative	1,844	1,079	7,496	3,729
Total	$2,845	$1,903	$10,847	$6,294

As of September 30, 2013, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $12.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.93 years. Additionally, as of September 30, 2013, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $5.0 million.

Employee Stock Purchase Plan

As of September 30, 2013, 996,000 shares have been reserved and approved for issuance under the Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 828,414 shares of our common stock under the Purchase Plan including 129,690 shares during the nine months ended September 30, 2013. As of September 30, 2013, 167,586 shares of our common stock remained available for future purchases.

Warrants

As of September 30, 2013, warrants to purchase an aggregate of approximately 12,500,000 shares of our common stock were outstanding. The warrants are exercisable at a weighted average price of $1.96 per share. During the nine months ended September 30, 2013 and September 30, 2012, warrants were exercised to purchase an aggregate of approximately 84,000 and 4,700,000 shares of our common stock, respectively.

9. Subsequent Events

On October 30, 2013, we sold 79,570,000 shares of our common stock at a price of $1.075 per share and 43,430 shares of the Company’s Series B Convertible Preferred Stock (“Series B”) at a price of $1,075.00, in separate, concurrent underwritten public offerings. The sale of common stock and Series B resulted in aggregate net proceeds to us of approximately $125 million after deducting estimated commissions and offering expenses.

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

Overview

Dynavax Technologies Corporation (“we,” “our,” “us,” Dynavax” or the “Company”), a clinical-stage biopharmaceutical company that discovers and develops novel products to prevent and treat infectious and inflammatory diseases and cancer. Our lead product candidate is HEPLISAV™, a hepatitis B vaccine product candidate in Phase 3 development.

In addition to HEPLISAV, our pipeline comprises clinical-stage product candidates including an autoimmune program partnered with GlaxoSmithKline, an asthma program partnered with AstraZeneca AB and a cancer immunotherapy program as well as a preclinical development program utilizing nanoparticle adjuvant technology. We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases and cancer.

Recent Developments

Following discussions with the U.S. Food and Drug Administration (“FDA”), we recently finalized the design of a new clinical study of HEPLISAV. The study is intended to provide a sufficiently-sized safety database for the FDA to complete its review of Dynavax’s Biologics License Application (“BLA”). It will be a Phase 3, observer-blinded, randomized, active-controlled, multicenter trial of the safety and immunogenicity of HEPLISAV compared with Engerix-B® in adults 18 to 70 years of age. The study will include 5,500 HEPLISAV subjects and 2,500 Engerix-B subjects, stratified by age and diabetes diagnosis. HEPLISAV subjects will receive two doses at 0 and 1 month, while Engerix-B subjects will receive three doses at 0, 1 and 6 months.

The primary objectives of the study will be: (1) to evaluate the overall safety of HEPLISAV with respect to clinically significant adverse events and (2) to demonstrate the noninferiority of the peak seroprotection rate (“SPR”) induced by HEPLISAV versus Engerix-B in subjects with type 2 diabetes mellitus. All HEPLISAV subjects will be evaluated for safety for one year following the second dose and all potential autoimmune events will be adjudicated by a Safety Evaluation and Adjudication Committee. Immunogenicity assessments will be conducted in a subset of subjects, including those with type 2 diabetes. We intend to initiate this study in the first quarter of 2014 and conclude subject visits by the end of 2015 and estimate the external costs of the study to be in the range of $50-55 million.

In Europe, our Marketing Authorization Application for HEPLISAV is currently under review by the European Medicines Agency’s (“EMA”). In late 2012, we received the 120-Day List of Questions which relate to Suitability of different patient populations, Safety database, Good Manufacturing Practices (“GMP”) and Good Clinical Practices (“GCP”) matters. In the early summer EMA added to the list of questions, resetting the clock for our response. EMA has also inspected several study sites, Dynavax and our clinical contract research organization. The focus of the GCP inspection was HBV-17, a 500 patient study in CKD patients that is part of the EMA application but not the US application. We are currently preparing our response to the 120-Day Questions and expect to submit the response before the end of 2013. EMA will consider our responses and in the first quarter of 2014 is expected to issue the 180-Day List of Outstanding Issues (“LOI”). We anticipate that the discussion regarding the patient group who would most likely benefit, and some of the GMP/GCP matters will need to be resolved following issuance of the 180-Day LOI.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, research and development activities, stock-based compensation, asset impairment, contingencies and the valuation of certain liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2013, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2012 to 2013		Nine Months Ended September 30,		Increase (Decrease) from 2012 to 2013
Revenues:	2013	2012	$	%	2013	2012	$	%
Collaboration revenue	$1,110	$1,050	$60	6%	$3,349	$3,602	$(253)	(7)%
Grant revenue	1,700	1,219	481	39%	3,855	3,188	$667	21%
Service and license revenue	117	605	(488)	(81)%	1,200	1,118	$82	7%
Total revenues	$2,927	$2,874	$53	2%	$8,404	$7,908	$496	6%

Total revenues for the three months ended September 30, 2013 increased by $0.1 million, or 2%, as compared to the same quarter of 2012. Grant revenue increased by $0.5 million as compared to the same period in 2012 primarily due to our NIAID contract for adjuvant development. Service and license revenue for the third quarter of 2013 decreased by $0.5 million as compared to the same period in 2012 due to timing of royalties collected on licensed technology by Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”).

Total revenues for the nine months ended September 30, 2013 increased by $0.5 million, or 6%, as compared to the same period of 2012. Collaboration revenue for the first nine months of 2013 decreased as compared to the same period in 2012 due to the completion of certain research activities under our collaboration agreement with AstraZeneca. Grant revenue for the first nine months of 2013 increased as compared to the same period in 2012 due to activities under our NIAID contract for adjuvant development.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs, which include benefits, recruitment, travel and supply costs; outside services; allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the nine months ended September 30, 2013 and 2012, approximately 74% and 73%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV. The remainder of our research and development expense results primarily from early-stage programs under collaborative research and development agreements.

The following is a summary of our research and development expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2012 to 2013		Nine Months Ended September 30,		Increase (Decrease) from 2012 to 2013
Research and development expense	2013	2012	$	%	2013	2012	$	%
Compensation and related personnel costs	$4,831	$5,159	$(328)	(6)%	$15,780	$15,075	$705	5%
Outside services	4,469	5,542	(1,073)	(19)%	15,193	15,049	144	1%
Facility costs	1,469	1,325	144	11%	4,415	3,942	473	12%
Non-cash stock-based compensation	1,001	824	177	21%	3,351	2,565	786	31%
Total research and development expense	$11,770	$12,850	$(1,080)	(8)%	$38,739	$36,631	$2,108	6%

Research and development expense for the three months ended September 30, 2013 decreased by $1.1 million, or 8%, as compared to the same period in 2012. Outside services decreased by $1.1 million primarily due to lower clinical trial expense. Facility costs increased by $0.1 million due to repairs and maintenance of our manufacturing facility and depreciation on recently purchased manufacturing equipment. Non-cash stock-based compensation costs increased by $0.2 million due to accelerated vesting of stock options related to management continuity and severance agreements with certain employees.

Research and development expense for the nine months ended September 30, 2013 increased by $2.1 million, or 6%, as compared to the same period in 2012. During the nine months ended September 30, 2013, we recorded $0.4 million of severance expense and $0.7 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to management continuity and severance agreements with certain employees. Facility costs increased by $0.5 million due to repairs and maintenance of our manufacturing facility and depreciation on recently purchased manufacturing equipment.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2012 to 2013		Nine Months Ended September 30,		Increase (Decrease) from 2012 to 2013
General and administrative expense	2013	2012	$	%	2013	2012	$	%
Compensation and related personnel costs	$2,301	$2,539	$(238)	(9)%	$9,080	$6,842	$2,238	33%
Outside services	925	2,481	(1,556)	(63)%	3,302	6,137	(2,835)	(46)%
Legal costs	567	866	(299)	(35)%	1,895	1,750	145	8%
Facility costs	170	156	14	9%	470	413	57	14%
Non-cash stock-based compensation	1,844	1,079	765	71%	7,496	3,729	3,767	101%
Total general and administrative expense	$5,807	$7,121	$(1,314)	(18)%	$22,243	$18,871	$3,372	18%

General and administrative expense for the three months ended September 30, 2013 decreased by $1.3 million, or 18%, as compared to the same period in 2012. Outside services decreased by $1.6 million compared to the same period in the prior year due to reduced marketing expenses. General corporate and patent related legal expenses decreased by $0.3 million compared to the same period in the prior year. During the three months ended September 30, 2013, we recorded $1.0 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to management continuity and severance agreements with certain employees.

General and administrative expense for the nine months ended September 30, 2013 increased by $3.4 million, or 18%, as compared to the same period in 2012. During the nine months ended September 30, 2013, we recorded $2.9 million of severance expense and other one-time compensation costs as well as $4.6 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to with the transition of our CEO  and certain other employees and executive officers. Outside services decreased by $2.8 million compared to the same period in prior year due to reduced marketing expenses. General corporate and patent related legal expenses increased by $0.1 million compared to the same period in the prior year.

Interest Income, Interest Expense, and Other Expense

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense in 2012 was related to the $15 million note payable issued to Symphony Dynamo Holdings LLC (“Holdings”), which was paid on December 31, 2012. Other expense includes gains and losses on foreign currency transactions as well as gains and losses on disposals of property and equipment. The following is a summary of our interest income and expense and other expense (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2012 to 2013		Nine Months Ended September 30,		Increase (Decrease) from 2012 to 2013
	2013	2012	$	%	2013	2012	$	%
Interest income	$37	$91	$(54)	(59)%	$163	$208	$(45)	(22)%
Interest expense	$(24)	$(589)	$(565)	(96)%	$(83)	$(1,765)	$(1,682)	(95)%
Other expense	$(120)	$(196)	$(76)	(39)%	$(248)	$(255)	$(7)	(3)%

Interest income for the three and nine months ended September 30, 2013 decreased on a year over year basis due to lower average marketable securities balances.

Interest expense for the three and nine months ended September 30, 2013, decreased over the same periods in 2012 due to the interest recorded for the note payable to Holdings which was repaid on December 31, 2012.

Other expense for the three and nine months ended September 30, 2013 and 2012 primarily represents gains and losses on foreign currency transactions due to fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe.

Liquidity and Capital Resources

As of September 30, 2013, we had $76.5 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities to fund our operations. Our funds are currently invested in short-term money market funds, U.S. government agency securities and U.S. treasury securities.

On October 30, 2013, we sold 79,570,000 shares of our common stock at a price of $1.075 per share and 43,430 shares of the Company’s Series B Convertible Preferred Stock (“Series B”) at a price of $1,075.00 in separate, concurrent underwritten public offerings. The sale of common stock and the Series B resulted in aggregate net proceeds to us of approximately $125 million after deducting estimated commissions and offering expenses.

On March 29, 2013, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50,000,000 from time to time through MLV as our sales agent. Sales of our common stock through MLV, if any, will be made by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and MLV. MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay MLV a commission of up to 3.0% of the gross sales proceeds of any common stock sold through MLV under the Agreement. No sales of our common stock have taken place under this Agreement as of September 30, 2013.

During the nine months ended September 30, 2013, we used $46.8 million of cash for our operations primarily due to our net loss of $53.7 million, of which $13.4 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, accretion and amortization on marketable securities and unoccupied facility expense. By comparison, during the nine months ended September 30, 2012, we used $36.2 million of cash for our operations primarily due to a net loss of $49.4 million, of which $9.8 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, accretion and amortization on marketable securities and non-cash interest on borrowings. Cash used in our operations for the first nine-months of 2013 increased by $10.6 million compared to cash used in our operations for the first nine-months of 2012, due primarily to a $4.3 million increase in our net loss, a $7.0 million change in accounts receivable due to collections in the first half of 2012 related to payments received from our collaborations with GSK and AstraZeneca and a $4.6 million increase in stock-based compensation expense.

During the nine months ended September 30, 2013, cash provided by investing activities was $51.2 million compared to $44.3 million of cash used in investing activities for the nine months ended September 30, 2012. Cash provided by investing activities during the first nine-months of 2013 included $52.5 million of net proceeds from maturities of marketable securities versus $42.5 million of net purchases of marketable securities during the first nine-months of 2012.

During the nine months ended September 30, 2013, cash provided by financing activities was $0.1 million, compared to $73.2 million for the same period in 2012. Cash provided by financing activities in the first nine-months of 2012 included the sale of 17,500,000 shares of common stock in a public offering for net proceeds of $69.6 million as well as proceeds from stock option and warrant exercises of $3.3 million.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of September 30, 2013, and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV, various human clinical trials for our product candidates and protection of our intellectual property. In order to continue development of our product candidates, including HEPLISAV, and depending upon the cost and timing of an additional clinical study for HEPLISAV, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV program or other development programs while we seek strategic alternatives.

Contractual Obligations

The following summarizes our significant contractual obligations as of September 30, 2013, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations:	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Future minimum payments under our operating leases	$13,543	$559	$4,495	$4,695	$3,794

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively.

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded a one-time estimated unoccupied facility expense of $0.9 million for the three and nine months ended September 30, 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of September 30, 2013, under the terms of our agreements, we are obligated to make future payments as services are provided of approximately $6.3 million through 2015. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including short-term money market funds, U.S. government agency securities, U.S. treasury securities and municipal securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. If interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the change in our net unrealized loss on investments would be $0.7 million or $0.8 million, respectively.

We do not have derivative financial instruments in our investment portfolio. Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the United States for the operations of Dynavax Europe and have some exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of September 30, 2013, was $0.3 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of September 30, 2013, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

On June 18, 2013, the first of two substantially similar securities class action complaints was filed in the U.S. District Court for the Northern District of California against the Company and certain of its former executive officers. The second was filed on June 26, 2013. On August 22, 2013, these two complaints and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On September 27, 2013, the Court appointed a lead plaintiff and lead counsel. The complaints allege that between April 26, 2012 and June 10, 2013, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with statements related to our product candidate, HEPLISAV. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.

Additionally, On July 3, 2013, a purported stockholder derivative complaint was filed in the Superior Court of California for the County of Alameda against certain of our former and current directors. On August 9, 2013, a substantially similar purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The derivative complaint alleges breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that certain of our current and former executive officers and directors caused or allowed for the dissemination of materially false and misleading statements regarding our product, HEPLISAV. Plaintiff is seeking unspecified monetary damages, including restitution from defendants and attorneys’ fees and costs, and other relief.

On August 21, 2013, pursuant to a stipulation between the parties, the State Court stayed the state derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On October 17, 2013, pursuant to a stipulation between the parties, the federal court stayed the federal derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation.

The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously.

ITEM 1A.	RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.

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

For our lead product, HEPLISAV, our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 Complete Response Letter from the FDA (the “Complete Response Letter”), HEPLISAV was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. There can be no assurance that additional clinical studies will support approval. The FDA also requested additional data from our process validation program as well as clarifying information on the manufacturing controls and facilities with respect to quality assurance of commercial product. There can be no assurance that Dynavax can successfully produce the requisite data in a timely manner or that the data will be sufficient for approval.

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

Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain.*

We expect to commence additional trials of HEPLISAV and other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain IRB or other regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll participants for our clinical trials, or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business.

Failure by us or our CROs to conduct a clinical study to GCP standards could result in disqualification of the clinical trial from consideration in support of approval of a potential product.*

In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, and different standards of medical care. Foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under cGMP and other requirements in foreign countries, and may require large numbers of participants.

The FDA or other foreign governmental agencies or we ourselves could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including:

•	deficiencies in the trial design;

•	deficiencies in the conduct of the clinical trial including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	the product candidate may have unforeseen adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial that may not be related to clinical trial treatments;

•	the product candidate may appear to be no more effective than current therapies;

•	the quality or stability of the product candidate may fail to conform to acceptable standards;

•	our inability to produce or obtain sufficient quantities of the product candidate to complete the trials;

•

our inability to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our inability to obtain IRB approval to conduct a clinical trial at a prospective site;

•	our liability to obtain regulatory approval to conduct a clinical trial;

•

lack of adequate funding to continue the clinical trial, including the occurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;

•	our inability to recruit and enroll individuals to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; or

•

our inability to retain participants who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent data safety monitoring board, or DSMB, and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $489.2 million as of September 30, 2013. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of Rhein. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support regulatory approval and commercialization of HEPLISAV.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2013, we had 183,055,110 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document
1.1(1)	At Market Issuance Sales Agreement, dated March 29, 2013, by and between Dynavax Technologies Corporation and MLV & Co. LLC.
1.2(2)	Underwriting Agreement, dated October 25, 2013.
1.3(2)	Underwriting Agreement, dated October 25, 2013.
3.1(3)	Sixth Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
3.3(4)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.6(7)	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation.
3.7(16)	Certificate of Designation of Series B Convertible Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5,3.6 and 3.7 above.
4.2(8)	Registration Rights Agreement.
4.3(8)	Form of Warrant.
4.4(9)	Form of Specimen Common Stock Certificate.
4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC.
4.6(3)	Form of Right Certificate.
4.7(10)	Form of Restricted Stock Unit Award Agreement.
4.8(11)	Form of Amended Warrant.
4.9(12)	Form of Warrant.
4.10(13)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.
4.11(16)	Form of Specimen Preferred Stock Certificate.
10.76(14)	Consulting Agreement dated as of March 29, 2013, by and between Solutio Partners and Dynavax Technologies Corporation.
10.77(14)	Termination letter dated as of March 29, 2013, by and between Stephen Tuck and Dynavax Technologies Corporation.
10.78(15)	Employment Agreement dated as of April 3, 2013, by and between Eddie Gray and Dynavax Technologies Corporation.
10.79(15)	Management Continuity and Severance Agreement dated as of April 3, 2013, by and between Eddie Gray and Dynavax Technologies Corporation.
10.80(15)	Consulting Agreement dated as of May 1, 2013, by and between Dino Dina, M.D. and Dynavax Technologies Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on March 29, 2013.
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on October 28, 2013.

(3)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 333- 109965).

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on May 30, 2013.
(8)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(9)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
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

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 4, 2013.
(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on May 3, 2013.
(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on October 31, 2013.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 8, 2013	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Vice President
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document
1.1(1)	At Market Issuance Sales Agreement, dated March 29, 2013, by and between Dynavax Technologies Corporation and MLV & Co. LLC.
1.2(2)	Underwriting Agreement, dated October 25, 2013.
1.3(2)	Underwriting Agreement, dated October 25, 2013.
3.1(3)	Sixth Amended and Restated Certificate of Incorporation.
3.2(3)	Amended and Restated Bylaws.
3.3(4)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.5(6)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.6(7)	Certificate of Amendment to the Sixth Amended and Restated Certificate of Incorporation.
3.7(16)	Certificate of Designation of Series B Convertible Preferred Stock.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above.
4.2(8)	Registration Rights Agreement.
4.3(8)	Form of Warrant.
4.4(9)	Form of Specimen Common Stock Certificate.
4.5(3)	Rights Agreement dated as of November 5, 2008, by and between Dynavax Technologies Corporation and Mellon Investor Services LLC.
4.6(3)	Form of Right Certificate.
4.7(10)	Form of Restricted Stock Unit Award Agreement.
4.8(11)	Form of Amended Warrant.
4.9(12)	Form of Warrant.
4.10(13)	Registration Rights Agreement dated as of September 20, 2010, by and between Dynavax Technologies Corporation and Aspire Capital Fund, LLC.
4.11(16)	Form of Specimen Preferred Stock Certificate.
10.76(14)	Consulting Agreement dated as of March 29, 2013, by and between Solutio Partners and Dynavax Technologies Corporation.
10.77(14)	Termination letter dated as of March 29, 2013, by and between Stephen Tuck and Dynavax Technologies Corporation.
10.78(15)	Employment Agreement dated as of April 3, 2013, by and between Eddie Gray and Dynavax Technologies Corporation.
10.79(15)	Management Continuity and Severance Agreement dated as of April 3, 2013, by and between Eddie Gray and Dynavax Technologies Corporation.
10.80(15)	Consulting Agreement dated as of May 1, 2013, by and between Dino Dina, M.D. and Dynavax Technologies Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on March 29, 2013.
(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on October 28, 2013.

(3)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (Commission File No. 333-109965).

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on November 6, 2008.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(7)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on May 30, 2013.
(8)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(9)	Incorporated by reference to Dynavax Technologies Corporation’s Registration Statement (File No. 333-109965) on Form S-1 filed on January 16, 2004.
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

(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on September 20, 2010.
(14)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on April 4, 2013.
(15)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on May 3, 2013.
(16)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax Technologies Corporation’s Current Report on Form 8-K, as filed with the SEC on October 31, 2013.
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