Form 10-Q
period 2014-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2014-05-05
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, the registrant had outstanding 262,855,958 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. Forward-looking statements are based on our beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “future,” “intend,” “certain,” and similar expressions intended to identify forward-looking statements. Our forward-looking statements include discussions regarding our business and financing strategies, research and development, preclinical and clinical product development efforts, intellectual property rights and ability to commercialize our product candidates, as well as the timing of the clinical development and potential regulatory approval of our products, the effect of GAAP accounting pronouncements, the potential for entry into collaborative arrangements, uncertainty regarding our future operating results and prospects for profitability, anticipated sources of funds as well as our plans, objectives, expectations and intentions. Our actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A. Risk Factors” and elsewhere in this document. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$26,750	$23,122
Marketable securities available-for-sale	150,929	166,254
Accounts receivable	1,730	1,627
Prepaid expenses and other current assets	2,323	1,375
Total current assets	181,732	192,378
Property and equipment, net	8,584	8,706
Goodwill	2,576	2,579
Restricted cash	662	662
Other assets	31	297
Total assets	$193,585	$204,622
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,863	$1,901
Accrued liabilities	6,608	8,166
Deferred revenues	7,511	6,125
Total current liabilities	15,982	16,192
Deferred revenues, net of current portion	2,823	1,173
Other long-term liabilities	927	963
Total liabilities	19,732	18,328
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value:
Authorized: 5,000 shares; Issued and outstanding:	-	-
Series B Convertible Preferred Stock — 43 shares at March 31, 2014 and December 31, 2013	-	-
Common stock: $0.001 par value;
Authorized: 350,000 shares
Issued and outstanding: 262,856 shares at March 31, 2014 and 262,796 shares at December 31, 2013	263	263
Additional paid-in capital	689,729	688,390
Total accumulated other comprehensive loss	(88)	(148)
Accumulated deficit	(516,051)	(502,211)
Total stockholders’ equity	173,853	186,294
Total liabilities and stockholders’ equity	$193,585	$204,622

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Collaboration revenue	$2,373	$883
Grant revenue	1,125	760
Service and license revenue	-	442
Total revenues	3,498	2,085
Operating expenses:
Research and development	13,231	14,164
General and administrative	4,157	8,800
Unoccupied facility expense	77	-
Total operating expenses	17,465	22,964
Loss from operations	(13,967)	(20,879)
Other income (expense):
Interest income	65	72
Interest expense	-	(32)
Other income	62	14
Net loss	$(13,840)	$(20,825)
Basic and diluted net loss per share	$(0.05)	$(0.11)
Weighted average number of shares used to compute basic and diluted net loss per share	262,826	182,847

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(13,840)	$(20,825)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available-for-sale	69	(8)
Cumulative foreign currency translation adjustment	(9)	(347)
Total other comprehensive gain (loss)	60	(355)
Total comprehensive loss	$(13,780)	$(21,180)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net loss	$(13,840)	$(20,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	319
Gain on disposal of property and equipment	(20)	-
Accretion of discounts and amortization of premiums of marketable securities	264	280
Unoccupied facility expense	77	-
Stock-based compensation expense	1,270	4,266
Changes in operating assets and liabilities:
Accounts receivable	(103)	(542)
Prepaid expenses and other current assets	(948)	835
Restricted cash and other assets	266	13
Accounts payable	154	(439)
Accrued liabilities and other long term liabilities	(1,671)	(1,905)
Deferred revenues	3,036	(888)
Net cash used in operating activities	(11,176)	(18,886)
Investing activities
Purchases of marketable securities	(13,819)	(13,454)
Proceeds from maturities of marketable securities	28,949	50,340
Purchases of property and equipment, net of proceeds from asset disposals	(398)	(535)
Net cash provided by investing activities	14,732	36,351
Financing activities
Proceeds from issuances of common stock and warrants, net of issuance costs	-	(142)
Proceeds from exercise of stock options and restricted stock awards	-	10
Proceeds from employee stock purchase plan	69	147
Net cash provided by financing activities	69	15
Effect of exchange rate changes on cash and cash equivalents	3	(63)
Net increase in cash and cash equivalents	3,628	17,417
Cash and cash equivalents at beginning of period	23,122	7,599
Cash and cash equivalents at end of period	$26,750	$25,016
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$274	$1
Net change in unrealized gain (loss) on marketable securities	$69	$(8)

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

In addition to HEPLISAV-B, we are conducting clinical and preclinical programs that utilize our expertise in TLR biology. Our product candidates include both TLR agonists and TLR inhibitors. Our clinical stage programs include our autoimmune program partnered with GlaxoSmithKline (“GSK”), our asthma therapeutic program partnered with AstraZeneca AB (“AstraZeneca”), and our cancer immunotherapy program. We also are advancing preclinical development programs in adjuvant technology and TLR 7, 8 and 9 inhibition. We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases and cancer. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to fairly state our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH (“Rhein” or “Dynavax Europe”) and Dynavax International, B.V. All significant intercompany accounts and transactions, among consolidated entities, have been eliminated. We operate in one business segment, which is dedicated to the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2014, we had cash, cash equivalents and marketable securities of $177.7 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of March 31, 2014 and anticipated revenues and funding from existing agreements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates and assumptions.

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2014, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Revenue from royalty payments is contingent on future sales activities by our licensees. As a result, we recognize royalty revenue when all revenue recognition criteria have been satisfied.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, completion of portions of the clinical trial or similar conditions. Our accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through March 31, 2014.

Recent Accounting Pronouncements

We believe that there have been no significant changes in our significant accounting policies during the three months ended March 31, 2014, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The carrying amounts of cash equivalents, accounts payable and accrued liabilities are considered reasonable estimates of their respective fair value because of the short-term nature of these investments.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2014
Money market funds	$25,196	$-	$-	$25,196
U.S. government agency securities	-	150,929	-	150,929
Total	$25,196	$150,929	$-	$176,125

	Level 1	Level 2	Level 3	Total
December 31, 2013
Money market funds	$20,013	$-	$-	$20,013
U.S. government agency securities	-	167,597	-	167,597
Total	$20,013	$167,597	$-	$187,610

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. Government agency securities are measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or December 31, 2013.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of March 31, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2014
Cash and cash equivalents:
Cash	$1,554	$-	$-	$1,554
Money market funds	25,196	-	-	25,196
Total cash and cash equivalents	26,750	-	-	26,750
Marketable securities available-for-sale:
U.S. government agency securities	150,891	47	(9)	150,929
Total marketable securities available-for-sale	150,891	47	(9)	150,929
Total cash, cash equivalents and marketable securities	$177,641	$47	$(9)	$177,679
December 31, 2013
Cash and cash equivalents:
Cash	$1,766	$-	$-	$1,766
Money market funds	20,013	-	-	20,013
U.S. government agency securities	1,343	-	-	1,343
Total cash and cash equivalents	23,122	-	-	23,122
Marketable securities available-for-sale:
U.S. government agency securities	166,285	16	(47)	166,254
Total marketable securities available-for-sale	166,285	16	(47)	166,254
Total cash, cash equivalents and marketable securities	$189,407	$16	$(47)	$189,376

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2014
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$86,050	$86,070
Mature after one year through two years	64,841	64,859
	$150,891	$150,929

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

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million in the third quarter of 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. During March 2014, we reassessed our timing and ability to sublet a portion of our facility and recorded an additional unoccupied facility expense of $0.1 million as of March 31, 2014.

Total net rent expense related to our operating leases for both three month periods ended March 31, 2014 and 2013, was $0.4 million. Deferred rent was $0.6 million as of both March 31, 2014 and December 31, 2013.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2014, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2014 (remaining)	$1,679
2015	2,282
2016	2,332
2017	2,382
2018	1,350
Thereafter	2,496
Total	$12,521

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of March 31, 2014, under the terms of our agreements, including certain agreements relating to the April 2014 initiation of the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $38.4 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with The Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones,  and low single-digit royalties on net sales, if any, of certain products originating from the licensed technologies.

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

We are currently conducting a Phase 1 clinical trial in the Lead TLR 7/9 program with DV1179 in systemic lupus erythematosus patients. We are not currently performing any activities on the Follow-On TLR 7/9 program. GSK has not yet chosen to initiate development of the remaining program under the agreement. In December 2013, we amended our agreement with GSK to extend the research term until conclusion of the ongoing Phase 1 study of DV1179. In addition, the exclusivity provisions of the agreement were modified, giving us rights to immediately begin preclinical and clinical research on inhibitors of TLR 7 and 9 (other than DV1179) for oncology indications.

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

We are also eligible to receive up to $60 million if aggregate worldwide annual net sales milestones are achieved and tiered royalties ranging from the mid-single digit to mid-teens on sales of any products originating from the collaboration. We have retained an option to co-develop and co-promote one product under this agreement.

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

Revenue from the initial payment from GSK was deferred and is being recognized over the expected period of performance under the agreement, initially estimated to be seven years. In the fourth quarter of 2013 we reevaluated and revised the expected period of performance under the agreement from seven years to six years resulting in the recognition of $0.3 million of additional revenue in 2013 and 2014.

The following table summarizes the revenues recognized under our agreement with GSK (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Initial payment	$631	$357
Total	$631	$357

As of March 31, 2014 and December 31, 2013, deferred revenue relating to the initial payment was $1.9 million and $2.5 million, respectively.

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

AstraZeneca

In September 2006, we entered into a three- year research collaboration and license agreement with AstraZeneca for the discovery and development of TLR 9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease.

In October 2011, we amended our agreement with AstraZeneca to provide that we will conduct initial clinical development of AZD1419. Under the terms of the amended agreement, AstraZeneca will fund all program expenses to cover the cost of development activities through Phase 2a, estimated to total approximately $20 million. We received an initial payment of $3 million in 2011 to begin the clinical development program. In the first quarter of 2012, we received a $2.6 million payment to advance AZD1419 into preclinical toxicology studies and these toxicology studies were completed in the third quarter of 2012. We and AstraZeneca have agreed to advance AZD1419 towards a Phase 1 clinical trial, which resulted in a development funding payment of $6 million, received in the fourth quarter of 2012. In January 2014, we again amended our agreement with AstraZeneca for the clinical development of AZD1419.  Under the terms of this amended agreement, upon completion of the Phase I trial responsibility for further conduct of clinical trials will be transferred from Dynavax to AstraZeneca.  In the first quarter of 2014, we received a $5.4 million payment that was due upon execution of this amended agreement. We are eligible to receive additional milestone payments, which we have determined to be substantive milestones, of up to approximately $100 million, based on the achievement of certain development and regulatory objectives. Additionally, upon commercialization, we are eligible to receive tiered royalties ranging from the mid to high single-digits based on product sales of any products originating from the collaboration. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

Revenue from the initial payment received in 2006 was deferred and is being recognized over the expected period of performance under the agreement, which is approximately 50 months. Revenue from the $5.4 payment received in the first quarter of 2014 was deferred and is being recognized over the expected remaining period of performance under the agreement, which is approximately 24 months. Revenue from the development funding payments is being recognized as the development work is performed.

The following table summarizes the revenues earned under our agreement with AstraZeneca (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Initial payment	$180	$180
Subsequent payment	675	-
Performance of research activities	887	346
Total	$1,742	$526

As of March 31, 2014 and December 31, 2013, total deferred revenue from the initial payment, subsequent payment and development funding payments was $8.4 million and $4.8 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the periods ended March 31, 2014 and 2013 from the following awards:

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

•

September 2008, NIAID awarded us a five-year $17 million contract to develop our ISS technology using TLR 9 agonists as vaccine adjuvants. The contract supports adjuvant development for anthrax as well as other disease models.

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID (in thousands):

	Three Months Ended
	March 31,
	2014	2013
NIAID contracts	$874	$598
All other NIH contracts	251	162
Total grant revenue	$1,125	$760

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options, stock awards, warrants and Series B Convertible Preferred Stock are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants, stock options, Series B Convertible Preferred Stock and stock awards to purchase approximately 77,800,000 and 30,800,000 shares of common stock as of March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share for the quarters ended March 31, 2014 and 2013, because the effect of their inclusion would have been anti-dilutive.

7. Stockholders’ Equity

Option activity under our stock-based compensation plans during the three months ended March 31, 2014 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	15,765	$3.17
Options granted	4,890	1.71
Options exercised	-	-
Options cancelled:
Options forfeited (unvested)	(89)	2.71
Options cancelled (vested)	(461)	3.71
Balance at March 31, 2014	20,105	2.80	6.25	$1,566
Vested and expected to vest at March 31, 2014	20,105	2.80	6.25	$1,566
Exercisable at March 31, 2014	10,899	3.32	3.76	$969

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2014 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	1,275	$3.93
Granted	1,505	$1.80
Vested	-	$-
Forfeited or expired	(1,000)	$4.22
Non-vested as of March 31, 2014	1,780	$1.76

The aggregate intrinsic value of the restricted stock units outstanding as of March 31, 2014, based on our stock price on that date, was $3.2 million.

As of March 31, 2014, approximately 1,000,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Weighted-average fair value	$1.57	$2.70	$0.92	$1.46
Risk-free interest rate	1.8%	1.1%	0.2%	0.2%
Expected life (in years)	5.9	5.8	1.1	1.3
Volatility	1.4	1.4	0.9	0.7

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

We recognized stock-based compensation expense of $1.3 million and $4.3 million for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation during the three months ended March 31, 2013 included $2.1 million of expense for accelerated vesting of stock options related to management continuity and severance arrangements with certain former employees and executive officers. The Company recorded stock-based compensation expense for awards to non-employees of $0.1 million for the three months ended March 31, 2014.

The components of stock-based compensation expense were (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Research and development	$692	$1,323
General and administrative	578	2,943
Total	$1,270	$4,266

As of March 31, 2014, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $17.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.19 years. Additionally, as of March 31, 2014, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $0.4 million.

Employee Stock Purchase Plan

As of March 31, 2014, 996,000 shares have been reserved and approved for issuance under the 2004 Employee Stock Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 887,987 shares of our common stock under the 2004 Employee Stock Purchase Plan including 59,573 shares during the three months ended March 31, 2014. As of March 31, 2014, 108,013 shares of our common stock remained available for future purchases.

Warrants

As of March 31, 2014, warrants to purchase an aggregate of approximately 12,500,000 shares of our common stock were outstanding. The warrants are exercisable at a weighted average price of $1.96 per share. During the three months ended March 31, 2014 warrants were exercised to purchase an aggregate of approximately 100 shares of our common stock. There were no warrants exercised during the three months ended March 31, 2013.

Preferred Stock Outstanding

As of March 31, 2014, there were 5,000,000 shares of preferred stock authorized and 43,430 shares of $0.001 par value Series B Convertible Preferred Stock outstanding. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Convertible Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Convertible Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Convertible Preferred Stock is required to amend the terms of the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series B Convertible Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Convertible Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to, the period for which we estimate our cash resources are sufficient, the availability of additional funds, clinical development timing and progress and ability to enter into strategic and licensing arrangements, as well as those set forth under “Risk Factors” and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, develops products to prevent and treat infectious and inflammatory diseases and cancer based on Toll-like Receptor (“TLR”) biology and its ability to modulate the innate immune system. Our lead product candidate is HEPLISAV-BTM (also known as “HEPLISAV”), an investigational adult hepatitis B vaccine in Phase 3 clinical development. HEPLISAV-B combines our proprietary TLR 9 agonist adjuvant and hepatitis B surface antigen (“HBsAg”) to elicit an immune response after two doses. In April of 2014 we initiated a Phase 3 study of HEPLISAV-B designed to provide a sufficiently-sized safety database for the U.S. Food and Drug Administration (“FDA”) to complete its review of Dynavax’s Biologics License Application (“BLA”).

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

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $516.1 million at March 31, 2014. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

As of March 31, 2014, we had $177.7 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Recent Developments

On April 15, 2014, we announced the initiation of a new Phase 3 clinical trial of HEPLISAV-B (known as HBV-23). This safety and immunogenicity study was designed to address the Complete Response Letter regarding the HEPLISAV-B Biologics License Application that was issued to Dynavax by the U.S. Food and Drug Administration in February, 2013. This study is intended to significantly increase the number of vaccinated subjects and provide a sufficiently-sized safety database for the FDA to make a final determination regarding the safety and immunogenicity of the product. The study is a Phase 3, observer-blinded, randomized, active-controlled, multicenter trial at approximately 40 sites in the U.S. Approximately 8,250 adult subjects between the ages of 18 and 70 will be randomized in a 2:1 ratio to receive a 2-dose series of HEPLISAV-B or a 3-dose series of a control vaccine, Engerix-B. Enrollment will be stratified by site, age group and type 2 diabetes mellitus status.

The co-primary objectives of the study are: (1) to evaluate the overall safety of HEPLISAV-B with respect to clinically significant adverse events and (2) to demonstrate the noninferiority of the seroprotection rate (“SPR”) induced by HEPLISAV-B compared with Engerix-B at week 28 in subjects with type 2 diabetes mellitus. All subjects will be evaluated for safety through study week 56. All potential autoimmune events will be reviewed by a Safety Evaluation and Adjudication Committee (SEAC) and overall safety will be monitored by a Data and Safety Monitoring Board (DSMB). We expect that all study subjects will be enrolled by the end of 2014 and all follow-up will be completed by the fourth quarter of 2015. We estimate the external costs of the study to be in the range of $50-55 million.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2014, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
			(Decrease) from
	Three Months Ended March 31,		2013 to 2014
Revenues:	2014	2013	$	%
Collaboration revenue	$2,373	$883	$1,490	169%
Grant revenue	1,125	760	365	48%
Service and license revenue	-	442	(442)	(100)%
Total revenues	$3,498	$2,085	$1,413	68%

Total revenues for the three months ended March 31, 2014 increased by $1.4 million, or 68%, as compared to the same quarter of 2013. Collaboration revenue increased by $1.5 million due to work performed for the Phase 1 clinical trial and the recognition of revenue related to the $5.4 million payment received from AstraZeneca in March 2014 that is being deferred and recognized over the estimated performance period of 24 months. Grant revenue increased by $0.4 million primarily due to our National Institute of Allergy and Infectious Diseases contract for adjuvant development. There was no service or license revenue earned in the current quarter.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs, which include benefits, recruitment, travel and supply costs, outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials as well as our regulatory filings and manufacturing of our product candidates. For the three months ended March 31, 2014 and 2013, approximately 51% and 78%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase
			(Decrease) from
	Three Months Ended March 31		2013 to 2014
Research and Development:	2014	2013	$	%
Compensation and related personnel costs	$5,654	$5,855	$(201)	(3)%
Outside services	5,295	5,449	(154)	(3)%
Facility costs	1,590	1,537	53	3%
Non-cash stock-based compensation	692	1,323	(631)	(48)%
Total research and development	$13,231	$14,164	$(933)	(7)%

Total research and development expense for the three months ended March 31, 2014, decreased by $0.9 million, or 7%, as compared to the same quarter in 2013. Outside services expense decreased by $0.2 million primarily due to lower clinical manufacturing costs. Compensation and related personnel costs and non-cash stock-based compensation for the quarter ended March 31, 2013, included $0.8 million for accelerated vesting of stock options related to management continuity and severance agreements with certain former employees.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase
			(Decrease) from
	Three Months Ended March 31		2013 to 2014
General and Administrative:	2014	2013	$	%
Compensation and related personnel costs	$1,483	$3,374	$(1,891)	(56)%
Outside services	1,177	1,383	(206)	(15)%
Legal costs	756	966	(210)	(22)%
Facility costs	163	134	29	22%
Non-cash stock-based compensation	578	2,943	(2,365)	(80)%
Total general and administrative	$4,157	$8,800	$(4,643)	(53)%

General and administrative expense for the three months ended March 31, 2014, decreased by $4.6 million, or 53%, as compared to the same period in 2013. Compensation and related personnel costs and non-cash stock-based compensation for the quarter ended March 31, 2013, included $2.5 million for accelerated vesting of stock options related to management continuity and severance agreements with certain former employees. The remaining $1.8 million decrease in compensation and related personnel costs and non-cash stock-based compensation is due to lower headcount. Outside services decreased by $0.2 million compared to the same period in the prior year due to reduced marketing expenses.

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

Increase
(Decrease) from
Three Months Ended March 31,	2013 to 2014
2014	2013	$	%
Interest income	$65	$72	$(7)	(10)%
Interest expense	$-	$(32)	$(32)	(100)%
Other income	$62	$14	$48	343%

Interest income, interest expense and other income remained flat for the three months ended March 31, 2014, as compared to the same period in 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had $177.7 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds and U.S. government agency securities.

During the three months ended March 31, 2014, we used $11.2 million of cash for our operations primarily due to our net loss of $13.8 million, of which $1.9 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2013, we used $18.9 million of cash for our operations primarily due to a net loss of $20.8 million, of which $4.9 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations for the first three months of 2014 decreased by $7.7 million compared to cash used in our operations for the first three months of 2013, due primarily to a $7.0 million decrease in our net loss and a $3.9 million change in deferred revenue due to $5.4 million received under our agreement with AstraZeneca in first quarter of 2014.

During the three months ended March 31, 2014, cash provided by investing activities was $14.7 million compared to $36.4 million of cash provided by investing activities for the three months ended March 31, 2013. Cash provided by investing activities during the first three months of 2014 included $15.1 million of net proceeds from maturities of marketable securities versus $36.9 million of net purchases of marketable securities during the first three months of 2013.

During the three months ended March 31, 2014, cash provided by financing activities was $0.1 million, compared to $15 thousand for the same period in 2013. During the three months ended March 31, 2014, we received proceeds of $0.1 million from employee purchases of our common stock under the 2004 Employee Stock Purchase Plan.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of March 31, 2014 and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our other product candidates and additional applications and advancement of our technology. We expect our spending will increase in future quarters due to expenses related to the Phase 3 clinical trial of HEPLISAV-B initiated in April 2014.  We expect that all study subjects will be enrolled by the end of 2014 and all follow-up will be completed by the fourth quarter of 2015.  We estimate the external costs of the study will be between $50-55 million. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Contractual Obligations

The following summarizes our significant contractual obligations as of March 31, 2014, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively.

Contractual Obligations:	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Future minimum payments under our operating leases	$12,521	$1,679	$4,614	$3,732	$2,496
Total	$12,521	$1,679	$4,614	$3,732	$2,496

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million during 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. We have recorded an additional unoccupied facility expense of $0.1 million as of March 31, 2014.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of March 31, 2014, under the terms of our agreements, including certain agreements relating to the April 2014 initiation of the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $38.4 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Under the terms of our exclusive license agreements with The Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones, share a portion of fees from third party partnerships up to a specified amount and pay low single-digit royalties on net sales of certain products, if any, originating from the licensed technologies.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including short-term money market funds and U.S. government agency securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $2.0 million or $2.5 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of March 31, 2014 was $0.1 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of March 31, 2014, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

On November 12, 2013, the Lead Plaintiff filed his Consolidated Class Action Complaint (“Complaint”); Dynavax moved to dismiss the Complaint on January 10, 2014. On April 7, 2014, Lead Plaintiff filed an Amended Complaint. The Amended Complaint adds a new plaintiff and several new defendants, and alleges that, between April 26, 2012 and June 10, 2013, the Company, certain of its executive officers and directors, and entities related to certain of its directors, violated Sections 10(b), 20A, and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with statements related to our product candidate, HEPLISAV. Specifically, the Amended Complaint alleges that the Company made fraudulent misrepresentations or omissions regarding the manufacture of HEPLISAV and that certain insiders unlawfully profited from such misrepresentations or omissions. The Amended Complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company intends to move to dismiss the Amended Complaint.

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

On August 21, 2013, pursuant to a stipulation between the parties, the State Court stayed the state derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On October 17, 2013, pursuant to a stipulation between the parties, the federal court stayed the federal derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. Both the state and federal derivative cases are still stayed.  The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously.

ITEM 1A.	RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2014.

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

In addition, we recently announced our withdrawal of our Marketing Authorization Application for approval to the EMA based in part upon our determination that in the required timeframe for response under the MAA procedure we would not be able to collect the necessary clinical data in a timely manner to respond to the EMA’s list of outstanding issues regarding the safety database. While we began an additional HEPLISAV clinical trial, HBV-23, in April 2014 that is intended to provide a safety database sufficient to support licensure, there can be no assurance that we can complete such study in a timely manner, nor that our safety database will be sufficient or acceptable to support MAA approval. Moreover, our withdrawal means that additional questions raised by the EMA in the continuing review process were not completed and there can be no assurance that we would be able to respond sufficiently to satisfy the other outstanding questions from the EMA with respect to our MAA.

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

We rely on multiple third party vendors to assist us in conducting our clinical trials. If these third parties do not, remain financially solvent, fulfill their contractual and regulatory obligations, or meet deadlines, our clinical trials may be delayed or invalidated and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.

We rely on multiple third parties to assist us in conducting our clinical trials, including contract research organizations, site management organizations, central laboratories, and other vendors. For example, the ongoing HEPLISAV-B Study, HBV-23, is being conducted exclusively at clinical sites operated by a single site management organization. If one or more of these third parties do not fulfill their contractual and regulatory obligations or meet deadlines, our clinical trials may be extended, delayed, modified or terminated. If these entities engage in misconduct or falsification of data, clinical study results may be invalidated. Due to our reliance on these vendors, if any one becomes insolvent or otherwise financially unstable during or following their provision of services to us, our ability to complete studies and/or access the necessary study data may be compromised. While we assess and qualify all vendors and conduct regular reviews of study progress and data integrity, we are dependent on the processes and quality control efforts of our third party contractors to ensure that all activities are conducted in accordance with applicable legal requirements, our procedures, and vendor procedures and that detailed, quality records are maintained to support the results of the clinical trials with which they are assisting. Any extension, delay, modification or termination of our clinical trials or any vendor compliance or documentation failure could delay or otherwise adversely affect our ability to commercialize our product candidates and could have a material adverse effect on our business and operations.

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

We are involved in legal actions that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.*

Two class action complaints brought by purported stockholders and one purported stockholder derivative complaint have been brought against us. These class action complaints have been consolidated into one class action that is pending in federal court in the Northern District of California.  Any negative outcome from such lawsuits could result in payments of monetary damages or fines, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $516.1 million as of March 31, 2014. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of Rhein. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2014, we had 262,855,958 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws
3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.6(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.7(6)	Certificate of Designation of Series B Convertible Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above
4.2(7)	Registration Rights Agreement, dated as of July 18, 2007, by and between the Company and Deerfield Entities
4.3(7)	Form of Warrant to Purchase Common Stock
4.4(8)	Form of Specimen Common Stock Certificate
4.5(2)	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC
4.6(2)	Form of Right Certificate
4.7(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan
4.8(10)	Form of Warrant to Purchase Common Stock
4.9(11)	Form of Warrant to Purchase Common Stock
4.11(6)	Form of Specimen Preferred Stock Certificate
10.86(12)	Employment Agreement, dated February 5, 2014, by and between David L. Johnson and the Company
10.88(12)	Amendment No. 5 to the Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 7, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (File No. 000-50577) and such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 1, 2011.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 000-50577), as filed with the SEC on November 6, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on May 30, 2013.
(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to Dynavax’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(8)	Incorporated by reference to Dynavax’s Registration Statement (File No. 333-109965) on Form S-1/A filed on January 16, 2004.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50577), as filed with the SEC.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2009.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 10-K, as filed with the SEC on March 10, 2014.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 5, 2014	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2014	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Vice President
(Principal Financial Officer)

Date: May 5, 2014	By:	/s/ DAVID JOHNSON
David Johnson
Vice President
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws
3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.6(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.7(6)	Certificate of Designation of Series B Convertible Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above
4.2(7)	Registration Rights Agreement, dated as of July 18, 2007, by and between the Company and Deerfield Entities
4.3(7)	Form of Warrant to Purchase Common Stock
4.4(8)	Form of Specimen Common Stock Certificate
4.5(2)	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC
4.6(2)	Form of Right Certificate
4.7(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan
4.8(10)	Form of Warrant to Purchase Common Stock
4.9(11)	Form of Warrant to Purchase Common Stock
4.11(6)	Form of Specimen Preferred Stock Certificate
10.86(12)	Employment Agreement, dated February 5, 2014, by and between David L. Johnson and the Company
10.88(12)	Amendment No. 5 to the Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 7, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (File No. 000-50577) and such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 1, 2011.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 000-50577), as filed with the SEC on November 6, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.

(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on May 30, 2013.
(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to Dynavax’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(8)	Incorporated by reference to Dynavax’s Registration Statement (File No. 333-109965) on Form S-1/A filed on January 16, 2004.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50577), as filed with the SEC.
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2009.
(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 10-K, as filed with the SEC on March 10, 2014.
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