Form 10-Q
period 2014-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2014-08-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, the registrant had outstanding 262,880,960 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,032	$23,122
Marketable securities available-for-sale	137,281	166,254
Accounts receivable	1,292	1,627
Prepaid expenses and other current assets	4,978	1,375
Total current assets	160,583	192,378
Property and equipment, net	8,789	8,706
Goodwill	2,557	2,579
Restricted cash	660	662
Other assets	876	297
Total assets	$173,465	$204,622
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,900	$1,901
Accrued research and development	6,720	2,402
Other accrued liabilities	4,979	5,764
Deferred revenues	6,584	6,125
Total current liabilities	20,183	16,192
Deferred revenues, net of current portion	1,710	1,173
Other long-term liabilities	902	963
Total liabilities	22,795	18,328
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value:
Authorized: 5,000 shares	-	-
Issued and outstanding: Series B Convertible Preferred Stock — 43 shares at June 30, 2014 and December 31, 2013	-	-
Common stock: $0.001 par value:
Authorized: 350,000 shares
Issued and outstanding: 262,881 shares at June 30, 2014 and 262,796 shares at December 31, 2013	263	263
Additional paid-in capital	691,419	688,390
Accumulated other comprehensive loss	(184)	(148)
Accumulated deficit	(540,828)	(502,211)
Total stockholders’ equity	150,670	186,294
Total liabilities and stockholders’ equity	$173,465	$204,622

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Collaboration revenue	$2,031	$1,356	$4,404	$2,239
Grant revenue	1,007	1,395	2,132	2,155
Service and license revenue	10	641	10	1,083
Total revenues	3,048	3,392	6,546	5,477
Operating expenses:
Research and development	23,639	12,805	36,870	26,969
General and administrative	4,085	7,636	8,242	16,436
Unoccupied facility expense	178	-	255	-
Total operating expenses	27,902	20,441	45,367	43,405
Loss from operations	(24,854)	(17,049)	(38,821)	(37,928)
Other income (expense):
Interest income	55	54	120	126
Interest expense	-	(27)	-	(59)
Other income (expense)	22	(142)	84	(128)
Net loss	$(24,777)	$(17,164)	$(38,617)	$(37,989)
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.15)	$(0.21)
Weighted average number of shares used to compute basic and diluted net loss per share	262,861	182,913	262,863	182,934

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(24,777)	$(17,164)	$(38,617)	$(37,989)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available-for-sale	1	(33)	70	(41)
Cumulative foreign currency translation adjustment	(97)	173	(106)	(174)
Total other comprehensive (loss) gain	(96)	140	(36)	(215)
Total comprehensive loss	$(24,873)	$(17,024)	$(38,653)	$(38,204)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(38,617)	$(37,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	680	646
(Loss) gain on disposal of property and equipment	(24)	4
Accretion of discounts and amortization of premiums of marketable securities	500	530
Unoccupied facility expense	255	-
Stock-based compensation expense	2,946	8,002
Changes in operating assets and liabilities:
Accounts receivable	335	(1,020)
Prepaid expenses and other current assets	(3,603)	811
Restricted cash and other assets	(579)	14
Accounts payable	112	(913)
Accrued liabilities and other long term liabilities	3,217	(2,758)
Deferred revenues	996	(1,902)
Net cash used in operating activities	(33,782)	(34,575)
Investing activities
Purchases of marketable securities	(37,251)	(29,527)
Proceeds from maturities of marketable securities	65,794	74,911
Purchases of property and equipment, net of proceeds from asset disposals	(919)	(828)
Net cash provided by investing activities	27,624	44,556
Financing activities
Payment of issuance costs	-	(142)
Proceeds from exercise of stock options and restricted stock awards	13	30
Proceeds from employee stock purchase plan	70	147
Net cash provided by financing activities	83	35
Effect of exchange rate changes on cash and cash equivalents	(15)	(30)
Net (decrease) increase in cash and cash equivalents	(6,090)	9,986
Cash and cash equivalents at beginning of period	23,122	7,599
Cash and cash equivalents at end of period	$17,032	$17,585
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$664	$8
Net change in unrealized gain (loss) on marketable securities	$70	$(41)

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

In addition to HEPLISAV-B, we are conducting clinical and preclinical programs that utilize our expertise in TLR biology. Our product candidates include both TLR agonists and TLR inhibitors. Our clinical stage programs include our cancer immunotherapy program, our autoimmune program partnered with GlaxoSmithKline (“GSK”) and our asthma therapeutic program partnered with AstraZeneca AB (“AstraZeneca”). We also are advancing preclinical development programs in adjuvant technology and TLR 7, 8 and 9 inhibition. We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases and cancer. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2014, we had cash, cash equivalents and marketable securities of $154.3 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of June 30, 2014 and anticipated revenues and funding from existing collaboration agreements.

We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic collaboration and licensing arrangements and/or future public or private debt and equity financings. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or our other development programs while we seek strategic alternatives.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates and assumptions.

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2014, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through June 30, 2014.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The Company is currently evaluating the impact of the provisions of ASC 606.

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

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered reasonable estimates of their respective fair value because of their short-term nature.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Money market funds	$15,390	$-	$-	$15,390
U.S. government agency securities	-	137,281	-	137,281
Total	$15,390	$137,281	$-	$152,671

	Level 1	Level 2	Level 3	Total
December 31, 2013
Money market funds	$20,013	$-	$-	$20,013
U.S. government agency securities	-	167,597	-	167,597
Total	$20,013	$167,597	$-	$187,610

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of June 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2014
Cash and cash equivalents:
Cash	$1,642	$-	$-	$1,642
Money market funds	15,390	-	-	15,390
Total cash and cash equivalents	17,032	-	-	17,032
Marketable securities available-for-sale:
U.S. government agency securities	137,242	53	(14)	137,281
Total marketable securities available-for-sale	137,242	53	(14)	137,281
Total cash, cash equivalents and marketable securities	$154,274	$53	$(14)	$154,313
December 31, 2013
Cash and cash equivalents:
Cash	$1,766	$-	$-	$1,766
Money market funds	20,013	-	-	20,013
U.S. government agency securities	1,343	-	-	1,343
Total cash and cash equivalents	23,122	-	-	23,122
Marketable securities available-for-sale:
U.S. government agency securities	166,285	16	(47)	166,254
Total marketable securities available-for-sale	166,285	16	(47)	166,254
Total cash, cash equivalents and marketable securities	$189,407	$16	$(47)	$189,376

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2014
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$89,404	$89,428
Mature after one year through two years	47,838	47,853
	$137,242	$137,281

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

In September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million in the third quarter of 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. In June 2014, we reassessed our timing and ability to sublet a portion of our facility and recorded an additional unoccupied facility expense of $0.2 million for the three months ended June 30, 2014, in addition to $0.1 million of unoccupied facilities expense recorded in the three months ended March 31, 2014. The unoccupied facility expense was measured by taking the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement.

Total net rent expense related to our operating leases for both three month periods ended June 30, 2014 and 2013, was $0.4 million and $0.5 million, respectively. Total net rent expense related to our operating leases for both six month periods ended June 30, 2014 and 2013, was $0.9 million. Deferred rent was $0.6 million as of both June 30, 2014 and December 31, 2013.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2014, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2014 (remaining)	$1,123
2015	2,277
2016	2,328
2017	2,377
2018	1,346
Thereafter	2,478
Total	$11,929

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of June 30, 2014, under the terms of our agreements, including certain agreements relating to the April 2014 initiation of the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $40.5 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period. Under the terms of an agreement with one of these organizations, we may be obligated to make a payment of $1.4 million if a certain performance target is achieved.

Under the terms of our exclusive license agreements with The Regents of the University of California, as amended, for certain technology and related patent rights and materials, we pay annual license or maintenance fees and will be required to pay milestones and low single-digit royalties on net sales, if any, of certain products originating from the licensed technologies.

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

Revenue from the initial payment from GSK was deferred and is being recognized over the expected period of performance under the agreement, initially estimated to be seven years. In the fourth quarter of 2013 we reevaluated and revised the expected period of performance under the agreement from seven years to six years resulting in the recognition of $0.3 million of additional revenue in each of the first and second quarter of 2014.

The following table summarizes the revenues recognized under our agreement with GSK, included as collaboration revenue in our statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Initial payment	$631	$357	$1,262	$714
Total	$631	$357	$1,262	$714

As of June 30, 2014 and December 31, 2013, deferred revenue relating to the initial payment was $1.3 million and $2.5 million, respectively.

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

AstraZeneca

In September 2006, we entered into a three year research collaboration and license agreement with AstraZeneca for the discovery and development of TLR 9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease.

In October 2011, we amended our agreement with AstraZeneca to provide that we will conduct initial clinical development of AZD1419 and AstraZeneca agreed to fund all program expenses to cover the cost of development activities through Phase 2a. Under the terms of the amended agreement, we received an initial payment of $3 million in 2011 to begin the clinical development program. In the first quarter of 2012, we received a $2.6 million payment to advance AZD1419 into preclinical toxicology studies, which were completed in the third quarter of 2012. We and AstraZeneca agreed to advance AZD1419 towards a Phase 1 clinical trial, which resulted in a development funding payment of $6 million received in the fourth quarter of 2012.

In January 2014, we again amended our agreement with AstraZeneca for the clinical development of AZD1419.  Under the terms of this amendment, responsibility for further conduct of clinical trials will be transferred from Dynavax to AstraZeneca upon completion of the Phase I trial.  In the first quarter of 2014, we received a $5.4 million payment that was due upon execution of this amended agreement.

Under the terms of this agreement, as amended, we are eligible to receive additional milestone payments, which we have determined to be substantive milestones, of up to approximately $100 million, based on the achievement of certain development and regulatory objectives. Additionally, upon commercialization, we are eligible to receive tiered royalties ranging from the mid to high single-digits based on product sales of any products originating from the collaboration. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

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

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Initial payment	$180	$180	$360	$360
Subsequent payment	675	-	1,350	-
Performance of research activities	545	819	1,432	1,165
Total	$1,400	$999	$3,142	$1,525

As of June 30, 2014 and December 31, 2013, total deferred revenue from the initial payment, subsequent payment and development funding payments was $7.0 million and $4.8 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the periods ended June 30, 2014 and 2013 from the following awards:

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

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID, included as grant revenue in our statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NIAID contracts	$965	$1,062	$1,839	$1,660
All other NIH contracts	42	333	293	495
Total grant revenue	$1,007	$1,395	$2,132	$2,155

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options, stock awards, warrants and Series B Convertible Preferred Stock are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants, stock options, Series B Convertible Preferred Stock and stock awards totaling approximately 76,300,000 and 31,700,000 shares of common stock as of June 30, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2014 and 2013, because the effect of their inclusion would have been anti-dilutive.

7. Stockholders’ Equity

Option activity under our stock-based compensation plans during the six months ended June 30, 2014 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	15,765	$3.17
Options granted	5,455	1.69
Options exercised	(25)	0.54
Options cancelled:
Options forfeited (unvested)	(454)	2.70
Options cancelled (vested)	(587)	3.64
Balance at June 30, 2014	20,154	2.77	6.14	$647
Vested and expected to vest at June 30, 2014	20,154	2.77	6.14	$647
Exercisable at June 30, 2014	11,588	3.27	3.88	$548

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2014 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	1,275	$3.93
Granted	1,555	$1.79
Vested	-	$-
Forfeited or expired	(1,025)	$4.24
Non-vested as of June 30, 2014	1,805	$1.71

The aggregate intrinsic value of the restricted stock units outstanding as of June 30, 2014, based on our stock price on that date, was $2.9 million.

As of June 30, 2014, approximately 1,100,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Weighted-average fair value	$1.36	$2.05	$1.55	$2.46	$0.92	$1.46
Risk-free interest rate	1.9%	0.9%	1.8%	1.0%	0.2%	0.2%
Expected life (in years)	5.8	6.0	5.9	5.9	1.1	1.3
Volatility	1.3	1.4	1.4	1.4	0.9	0.7

We recognized stock-based compensation expense of $1.7 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation during the three months ended June 30, 2013 included $1.9 million of expense for accelerated vesting of stock options related to management continuity and severance arrangements. We recognized stock-based compensation expense of $2.9 million and $8.0 million for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation during the six months ended June 30, 2013 included $3.9 million related to severance arrangements.

The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development	$738	$1,027	$1,430	$2,350
General and administrative	938	2,709	1,516	5,652
Total	$1,676	$3,736	$2,946	$8,002

As of June 30, 2014, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $16.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.03 years. Additionally, as of June 30, 2014, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $0.4 million.

Employee Stock Purchase Plan

As of June 30, 2014, 996,000 shares have been reserved and approved for issuance under the 2004 Employee Stock Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 887,987 shares of our common stock under the 2004 Employee Stock Purchase Plan including 59,573 shares during the six months ended June 30, 2014. As of June 30, 2014, 108,013 shares of our common stock remained available for future purchases. In May 2014, stockholders of the Company approved the 2014 Employee Stock Purchase Plan, pursuant to which the Company may issue up to 500,000 shares of its common stock to its employees.

Warrants

As of June 30, 2014, warrants to purchase an aggregate of approximately 10,900,000 shares of our common stock were outstanding. The warrants are exercisable at a weighted average price of $1.50 per share and expire in the second quarter of 2015. During the six months ended June 30, 2014 and 2013 warrants were exercised to purchase an aggregate of approximately 100 and 84,000 shares of our common stock, respectively.

Preferred Stock Outstanding

As of June 30, 2014, there were 5,000,000 shares of preferred stock authorized and 43,430 shares of $0.001 par value Series B Convertible Preferred Stock outstanding. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Convertible Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Convertible Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Convertible Preferred Stock is required to amend the terms of the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series B Convertible Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Convertible Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to, the period for which we estimate our cash resources are sufficient, the availability of additional funds, clinical development timing and progress and ability to enter into strategic and licensing arrangements, as well as those set forth under “Risk Factors” and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”).

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

In addition to HEPLISAV-B, we are conducting clinical and preclinical programs that utilize our expertise in TLR biology. Our product candidates include both TLR agonists and TLR inhibitors. Our clinical stage programs include our cancer immunotherapy program, our autoimmune program partnered with GlaxoSmithKline (“GSK”) and our asthma therapeutic program partnered with AstraZeneca AB (“AstraZeneca”). We also are advancing preclinical development programs in adjuvant technology and TLR 7, 8, and 9 inhibition. We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations in developing therapies to prevent or treat infectious and inflammatory diseases and cancer.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $540.8 million at June 30, 2014. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

As of June 30, 2014, we had $154.3 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

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

The co-primary objectives of the study are: (1) to evaluate the overall safety of HEPLISAV-B with respect to clinically significant adverse events and (2) to demonstrate the noninferiority of the seroprotection rate (“SPR”) induced by HEPLISAV-B compared with Engerix-B at week 28 in subjects with type 2 diabetes mellitus. All subjects will be evaluated for safety through study week 56. All potential autoimmune events will be reviewed by a Safety Evaluation and Adjudication Committee and overall safety will be monitored by a Data and Safety Monitoring Board. We expect that all study subjects will be enrolled by the end of 2014 and all follow-up will be completed by the fourth quarter of 2015. We estimate the external costs of the study to be in the range of $50-55 million.

On August 7, 2014, we announced safety and pharmacodynamic results from clinical studies of our asthma drug candidate partnered with AstraZeneca and our systemic lupus erythematosus (SLE) drug candidate partnered with GlaxoSmithKline, as follows:

In a Phase 1 study, 4 weekly doses of a TLR9 agonist, AZD1419, or placebo were delivered by inhalation to 45 healthy volunteers. Ascending doses up to 15.4 mg/week for 4 weeks were well tolerated and no serious adverse events were observed in treated subjects. Secondary endpoints assessing pharmacodynamics were met, with dose-dependent induction of interferon-regulated genes in sputum and blood cells.  Based on these results, Dynavax and its collaboration partner, AstraZeneca, are evaluating protocols for a clinical trial in patients with asthma.

In a Phase 1b/2a study, the safety and pharmacodynamics of a bifunctional TLR7 and TLR9 inhibitor, DV1179, were assessed in 52 SLE patients screened for elevated expression of interferon-regulated genes.  DV1179 did not meet the primary or secondary pharmacodynamic endpoints related to reduction in interferon alpha-regulated genes. Doses up to 60 mg/week for 8 weeks were well tolerated. The most common adverse events were injection site reactions. GSK will review the data package and determine whether to exercise its option to license DV1179.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2014, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following is a summary of our revenues (in thousands, except for percentages):

Increase	Increase
(Decrease) from	(Decrease) from
Three Months Ended June 30,	2013 to 2014	Six Months Ended June 30,	2013 to 2014
Revenues:	2014	2013	$	%	2014	2013	$	%
Collaboration revenue	$2,031	$1,356	$675	50%	$4,404	$2,239	$2,165	97%
Grant revenue	1,007	1,395	(388)	(28)%	2,132	2,155	(23)	(1)%
Service and license revenue	10	641	(631)	(98)%	10	1,083	(1,073)	(99)%
Total revenues	$3,048	$3,392	$(344)	(10)%	$6,546	$5,477	$1,069	20%

Total revenues for the three months ended June 30, 2014 decreased by $0.3 million, or 10%, as compared to the same quarter of 2013. Collaboration revenue for the second quarter of 2014 increased by $0.7 million as compared to the same period in 2013 primarily due to the recognition of revenue related to the $5.4 million payment received from AstraZeneca in the first quarter of 2014 that is being deferred and recognized over the estimated performance period and the recognition of $0.3 million of additional  revenue resulting from the fourth quarter 2013 revision of the expected period of performance under the GSK collaboration agreement.  Service and license revenue for the second quarter of 2014 decreased by $0.6 million as no royalties were collected during the second quarter of 2014. Grant revenue for the second quarter of 2014 decreased by $0.4 million as compared to the same period in 2013 due to decreased work performed on our NIAID contract for adjuvant development and other NIH contracts.

Total revenues for the six months ended June 30, 2014 increased by $1.1 million, or 20%, as compared to the same period of 2013. Collaboration revenue increased by $2.2 million as compared to the same period in 2013 primarily due to the recognition of $1.4 million of revenue related to the $5.4 million payment received from AstraZeneca in first quarter of 2014 that is being deferred and recognized over the estimated performance period and the recognition of $0.6 million of additional revenue resulting from the fourth quarter 2013 revision of the expected period of performance under the GSK collaboration agreement. Service and license revenue for the first six months of 2014 decreased by $1.1 million as no billable research and development or contract manufacturing services were performed and no royalties were collected during the first six months of 2014.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs, which include benefits, recruitment, travel and supply costs, outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials as well as our regulatory filings and manufacturing of our product candidates. For the six months ended June 30, 2014 and 2013, approximately 72% and 76%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
			(Decrease) from				(Decrease) from
	Three Months Ended June 30		2013 to 2014		Six Months Ended June 30		2013 to 2014
Research and Development:	2014	2013	$	%	2014	2013	$	%
Compensation and related personnel costs	$6,159	$5,094	$1,065	21%	$11,813	$10,949	$864	8%
Outside services	15,237	5,275	9,962	189%	20,532	10,724	9,808	91%
Facility costs	1,505	1,409	96	7%	3,095	2,946	149	5%
Non-cash stock-based compensation	738	1,027	(289)	(28)%	1,430	2,350	(920)	(39)%
Total research and development	$23,639	$12,805	$10,834	85%	$36,870	$26,969	$9,901	37%

Research and development expense for the three months ended June 30, 2014 increased by $10.8 million, or 85%, as compared to the same period in 2013. Outside services increased by $10.0 million primarily due to clinical trial expenses for the new Phase 3 clinical trial of HEPLISAV-B initiated in April 2014. Compensation and related personnel costs increased during the three months ended June 30, 2014 by $1.1 million as compared to the same period in 2013 due to increased headcount primarily to support  HEPLISAV-B related activities. Non-cash stock-based compensation for the three months ended June 30, 2013 included $0.1 million of compensation expense for accelerated vesting of stock options related to management continuity and severance agreements with certain employees and executive officers.

Research and development expense for the six months ended June 30, 2014 increased by $9.9 million, or 37%, as compared to the same period in 2013. Outside services increased by $9.8 million due to clinical trial expenses for the new Phase 3 clinical trial of

HEPLISAV-B initiated in April, 2014. Non-cash stock-based compensation for the six months ended June 30, 2013 included $0.5 million of compensation expense for accelerated vesting of stock options related to management continuity and severance agreements with certain employees and executive officers. Compensation and related personnel costs increased as compared to the same period in 2013 by $0.9 million due to an increase in headcount primarily to support HEPLISAV-B related activities.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase				Increase
			(Decrease) from				(Decrease) from
	Three Months Ended June 30		2013 to 2014		Six Months Ended June 30		2013 to 2014
General and Administrative:	2014	2013	$	%	2014	2013	$	%
Compensation and related personnel costs	$1,572	$3,405	$(1,833)	(54)%	$3,055	$6,779	$(3,724)	(55)%
Outside services	788	994	(206)	(21)%	1,965	2,377	(412)	(17)%
Legal costs	604	362	242	67%	1,360	1,328	32	2%
Facility costs	183	166	17	10%	346	300	46	15%
Non-cash stock-based compensation	938	2,709	(1,771)	(65)%	1,516	5,652	(4,136)	(73)%
Total general and administrative	$4,085	$7,636	$(3,551)	(47)%	$8,242	$16,436	$(8,194)	(50)%

General and administrative expense for the three months ended June 30, 2014 decreased by $3.6 million, or 47%, as compared to the same period in 2013. Compensation and related personnel costs and non-cash stock-based compensation for the quarter ended June 30, 2013, included $1.3 million of severance expense and other one-time compensation costs as well as $1.7 million of non-cash stock-based compensation expense for accelerated vesting of stock options. Outside services decreased by $0.2 million compared to the same period in the prior year due to reduced outside consulting services and marketing expenses. Legal costs increased by $0.2 million compared to the same period in the prior year due to increased litigation expenses.

General and administrative expense for the six months ended June 30, 2014 decreased by $8.2 million, or 50%, as compared to the same period in 2013. Compensation and related personnel costs and non-cash stock-based compensation for the six months ended June 30, 2014 decreased by $1.6 million and $0.7 million, respectively, due to lower headcount. Additionally, compensation and related personnel costs and non-cash stock-based compensation for the six months ended June 30, 2013 included $2.1 million of severance expense and other one-time compensation costs as well as $3.4 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to the succession of our former chief executive officer and transition of certain employees and executive officers. Outside services decreased by $0.4 million compared to the same period in the prior year due to reduced outside consulting services and marketing expenses.

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

Increase	Increase
(Decrease) from	(Decrease) from
Three Months Ended June 30,	2013 to 2014	Six Months Ended June 30,	2013 to 2014
2014	2013	$	%	2014	2013	$	%
Interest income	$55	$54	$1	2%	$120	$126	$(6)	(5)%
Interest expense	$-	$(27)	$(27)	(100)%	$-	$(59)	$(59)	(100)%
Other income (expense)	$22	$(142)	$164	115%	$84	$(128)	$212	166%

Other income (expense) for the three and six months ended June 30, 2014 and 2013 primarily represents gains and losses on foreign currency transactions due to fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe.

Liquidity and Capital Resources

As of June 30, 2014, we had $154.3 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds and U.S. government agency securities.

During the six months ended June 30, 2014, we used $33.8 million of cash for our operations primarily due to our net loss of $38.6 million, of which $4.4 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion, amortization on marketable securities and unoccupied facility expense. By comparison, during the six months ended June 30, 2013, we used $34.6 million of cash for our operations primarily due to a net loss of $38.0 million, of which $9.2 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Additionally, net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2014, cash provided by investing activities was $27.6 million compared to $44.6 million of cash provided by investing activities for the six months ended June 30, 2013. Cash provided by investing activities during the first half of 2014 included $28.5 million of net proceeds from maturities of marketable securities versus $45.4 million of net proceeds of marketable securities during the first half of 2013.

During the six months ended June 30, 2014, cash provided by financing activities was $83 thousand, compared to $35 thousand for the same period in 2013. During the six months ended June 30, 2014, we received proceeds of $70 thousand from employee purchases of our common stock under the 2004 Employee Stock Purchase Plan.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of June 30, 2014 and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our other product candidates and additional applications and advancement of our technology. We expect the next several quarters will continue to reflect increased spending due to expenses related to the Phase 3 clinical trial of HEPLISAV-B initiated in April 2014. We expect that all study subjects will be enrolled by the end of 2014 and all follow-up will be completed by the fourth quarter of 2015. We estimate the external costs of the study will be between $50-55 million. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Contractual Obligations

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively.

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million during 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. During June 2014, we reassessed our timing and ability to sublet a portion of our facility and recorded an additional unoccupied facility expense of $0.2 million for the three months ended June 30, 2014, totaling $0.3 million of unoccupied facilities expense for the six months ended June 30, 2014.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of June 30, 2014, under the terms of our agreements, including certain agreements relating to the April 2014 initiation of the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $40.5 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period. Under the terms of an agreement with one of these organizations, we may be obligated to make a payment of $1.4 million if a certain performance target is achieved.

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

Interest Rate Risk We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including short-term money market funds and U.S. government agency securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $1.8 million or $2.2 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of June 30, 2014 was $0.2 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of June 30, 2014, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

On November 12, 2013, the Lead Plaintiff filed his Consolidated Class Action Complaint (“Complaint”); Dynavax moved to dismiss the Complaint on January 10, 2014. On April 7, 2014, Lead Plaintiff filed an Amended Complaint. The Amended Complaint adds a new plaintiff and several new defendants, and alleges that, between April 26, 2012 and June 10, 2013, the Company, certain of its executive officers and directors, and entities related to certain of its directors, violated Sections 10(b), 20A, and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with statements related to our product candidate, HEPLISAV-B. Specifically, the Amended Complaint alleges that the Company made fraudulent misrepresentations or omissions regarding the manufacture of HEPLISAV-B and that certain insiders unlawfully profited from such misrepresentations or omissions. The Amended Complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a motion to dismiss the Amended Complaint on June 6, 2014, and Lead Plaintiff has until August 8, 2014 to file an opposition. The hearing on the motion to dismiss is set for October 3, 2014.

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

For our lead product, HEPLISAV-B, our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic areas. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 Complete Response Letter (“CRL”) HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we are undertaking a study intended to obtain additional safety data information to the FDA, there can be no assurance that this additional clinical study will support approval, or that the data will provide acceptable immunogenicity data for patients with diabetes. The FDA also requested additional data from our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities in our Düsseldorf manufacturing facility with respect to quality assurance of commercial product. There can be no assurance that Dynavax can successfully produce the requisite data in a timely manner or that the data will be sufficient for approval in the U.S.

In addition, we recently announced our withdrawal of our Marketing Authorization Application (“MAA”) for approval to the European Medicines Agency (“EMA”) based in part upon our determination that in the required timeframe for response under the MAA procedure we would not be able to collect the necessary clinical data in a timely manner to respond to the EMA’s list of outstanding issues regarding the safety database. While we began an additional HEPLISAV clinical trial, HBV-23, in April 2014 that is intended to provide a safety database sufficient to support licensure, there can be no assurance that we can complete such study or any additional studies in a timely manner, nor that our safety database will be sufficient or acceptable to support MAA approval. Moreover, our withdrawal means that additional questions raised by the EMA in the continuing review process were not completed and there can be no assurance that we would be able to respond sufficiently to satisfy the other outstanding questions from the EMA with respect to our MAA.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent data safety monitoring board (“DSMB”) and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

Our lead product candidate, HEPLISAV-B, if approved, would require us to establish sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services. These efforts will require resources and time and we may not be able to enter into these arrangements on acceptable terms. In particular, significant resources may be necessary to successfully market, sell and distribute HEPLISAV-B to patients with diabetes, a group recently recommended by the Center for Disease Control (“CDC”) and Advisory Committee on Vaccine Practices (“ACIP”) to receive hepatitis B vaccination. Moreover, our pricing and reimbursement strategies with respect to our initial approval plans for HEPLISAV-B may significantly impact our ability to achieve commercial success in this potential patient population.

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

We are involved in legal actions that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.*

Two class action complaints brought by purported stockholders and two purported stockholder derivative complaints have been brought against us. The two class action complaints have been consolidated into one class action that is pending in federal court in the Northern District of California.  The two derivative complaints have been stayed pending the outcome of the consolidated class action.  Any negative outcome from such lawsuits could result in payments of monetary damages or fines, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $540.8 million as of June 30, 2014. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of Rhein. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2014, we had 262,880,960 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws
3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.6(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.7(6)	Certificate of Designation of Series B Convertible Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above
4.3(7)	Form of Warrant to Purchase Common Stock
4.4(8)	Form of Specimen Common Stock Certificate
4.5(2)	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC
4.6(2)	Form of Right Certificate
4.7(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan
4.8(10)	Form of Warrant to Purchase Common Stock
4.9(11)	Form of Warrant to Purchase Common Stock
4.11(6)	Form of Specimen Preferred Stock Certificate

4.12(10)	Amended and Restated Registration Rights Agreement, dated as of November 9, 2009, between the Company and Symphony Dynamo Holdings LLC

10.1(12)	Dynavax Technologies Corporation 2014 Employee stock purchase plan

10.2(13)	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(10)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2009 (File No. 001-34207), as filed with the SEC.

(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on May 29, 2014.
(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Registration Statement (File No. 333-171552) on Form S-8, as filed with the SEC on January 6, 2011.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 7, 2014	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Vice President
(Principal Financial Officer)

Date: August 7, 2014	By:	/s/ DAVID JOHNSON
David Johnson
Vice President
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws
3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.6(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.7(6)	Certificate of Designation of Series B Convertible Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above
4.3(7)	Form of Warrant to Purchase Common Stock
4.4(8)	Form of Specimen Common Stock Certificate
4.5(2)	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC
4.6(2)	Form of Right Certificate
4.7(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan
4.8(10)	Form of Warrant to Purchase Common Stock
4.9(11)	Form of Warrant to Purchase Common Stock
4.11(6)	Form of Specimen Preferred Stock Certificate

4.12(10)	Amended and Restated Registration Rights Agreement, dated as of November 9, 2009, between the Company and Symphony Dynamo Holdings LLC

10.1(12)	Dynavax Technologies Corporation 2014 Employee Stock Purchase Plan

10.2(13)	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(10)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2009 (File No. 001-34207), as filed with the SEC.

(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on April 13, 2010.
(12)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on May 29, 2014.
(13)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Registration Statement (File No. 333-171552) on Form S-8, as filed with the SEC on January 6, 2011.
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