Form 10-Q
period 2014-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2014-11-05
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the registrant had outstanding 262,933,778 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$19,656	$23,122
Marketable securities available-for-sale	110,916	166,254
Accounts receivable	727	1,627
Prepaid expenses and other current assets	3,578	1,375
Total current assets	134,877	192,378
Property and equipment, net	8,129	8,706
Goodwill	2,376	2,579
Restricted cash	642	662
Other assets	872	297
Total assets	$146,896	$204,622
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,972	$1,901
Accrued research and development	6,801	2,402
Other accrued liabilities	5,403	5,764
Deferred revenues	5,644	6,125
Total current liabilities	22,820	16,192
Deferred revenues, net of current portion	855	1,173
Other long-term liabilities	1,645	963
Total liabilities	25,320	18,328
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value:
Authorized: 5,000 shares	-	-
Issued and outstanding: Series B Convertible Preferred Stock — 43 shares at September 30, 2014 and December 31, 2013	-	-
Common stock: $0.001 par value:
Authorized: 350,000 shares
Issued and outstanding: 262,934 shares at September 30, 2014 and 262,796 shares at December 31, 2013	263	263
Additional paid-in capital	693,066	688,390
Accumulated other comprehensive loss	(1,106)	(148)
Accumulated deficit	(570,647)	(502,211)
Total stockholders’ equity	121,576	186,294
Total liabilities and stockholders’ equity	$146,896	$204,622

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Collaboration revenue	$1,795	$1,110	$6,199	$3,349
Grant revenue	414	1,700	2,546	3,855
Service and license revenue	-	117	10	1,200
Total revenues	2,209	2,927	8,755	8,404
Operating expenses:
Research and development	28,072	11,770	64,942	38,739
General and administrative	4,083	5,807	12,325	22,243
Unoccupied facility expense	131	918	386	918
Total operating expenses	32,286	18,495	77,653	61,900
Loss from operations	(30,077)	(15,568)	(68,898)	(53,496)
Other income (expense):
Interest income	42	37	162	163
Interest expense	-	(24)	-	(83)
Other income (expense)	216	(120)	300	(248)
Net loss	$(29,819)	$(15,675)	$(68,436)	$(53,664)
Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.26)	$(0.29)
Weighted average number of shares used to compute basic and diluted net loss per share	262,908	183,022	262,883	182,960

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(29,819)	$(15,675)	$(68,436)	$(53,664)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities available-for-sale	(1)	18	69	(23)
Cumulative foreign currency translation adjustment	(921)	473	(1,027)	299
Total other comprehensive (loss) gain	(922)	491	(958)	276
Total comprehensive loss	$(30,741)	$(15,184)	$(69,394)	$(53,388)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net loss	$(68,436)	$(53,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,016	986
(Loss) gain on disposal of property and equipment	(24)	4
Accretion of discounts and amortization of premiums of marketable securities	714	692
Unoccupied facility expense	386	918
Stock-based compensation expense	4,532	10,847
Changes in operating assets and liabilities:
Accounts receivable	900	(1,154)
Prepaid expenses and other current assets	(2,203)	932
Restricted cash and other assets	(575)	166
Accounts payable	3,284	(877)
Accrued liabilities and other long term liabilities	4,334	(2,489)
Deferred revenues	(799)	(3,191)
Net cash used in operating activities	(56,871)	(46,830)
Investing activities
Purchases of marketable securities	(44,807)	(48,573)
Proceeds from maturities of marketable securities	99,500	101,105
Purchases of property and equipment, net of proceeds from asset disposals	(1,207)	(1,316)
Net cash provided by investing activities	53,486	51,216
Financing activities
Payment of issuance costs	-	(143)
Proceeds from exercise of stock options and restricted stock awards	13	30
Proceeds from employee stock purchase plan	130	224
Net cash provided by financing activities	143	111
Effect of exchange rate changes on cash and cash equivalents	(224)	95
Net (decrease) increase in cash and cash equivalents	(3,466)	4,592
Cash and cash equivalents at beginning of period	23,122	7,599
Cash and cash equivalents at end of period	$19,656	$12,191
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$675	$8
Net change in unrealized gain (loss) on marketable securities	$69	$(23)

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, develops products to prevent and treat infectious and inflammatory diseases and cancer based on Toll-like Receptor (“TLR”) biology and its ability to modulate the innate immune system. Our lead product candidate is HEPLISAV-BTM, an investigational adult hepatitis B vaccine in Phase 3 clinical development.

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2013, has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2014, we had cash, cash equivalents and marketable securities of $130.6 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of September 30, 2014 and anticipated revenues and funding from existing collaboration agreements.

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

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2014, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through September 30, 2014.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The Company is currently evaluating the impact of the provisions of ASC 606. This standard is effective for public entities for annual and interim periods beginning after December 31, 2016.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014
Money market funds	$17,973	$-	$-	$17,973
U.S. government agency securities	-	110,916	-	110,916
Total	$17,973	$110,916	$-	$128,889

	Level 1	Level 2	Level 3	Total
December 31, 2013
Money market funds	$20,013	$-	$-	$20,013
U.S. government agency securities	-	167,597	-	167,597
Total	$20,013	$167,597	$-	$187,610

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of September 30, 2014 and December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2014
Cash and cash equivalents:
Cash	$1,683	$-	$-	$1,683
Money market funds	17,973	-	-	17,973
Total cash and cash equivalents	19,656	-	-	19,656
Marketable securities available-for-sale:
U.S. government agency securities	110,878	44	(6)	110,916
Total marketable securities available-for-sale	110,878	44	(6)	110,916
Total cash, cash equivalents and marketable securities	$130,534	$44	$(6)	$130,572
December 31, 2013
Cash and cash equivalents:
Cash	$1,766	$-	$-	$1,766
Money market funds	20,013	-	-	20,013
U.S. government agency securities	1,343	-	-	1,343
Total cash and cash equivalents	23,122	-	-	23,122
Marketable securities available-for-sale:
U.S. government agency securities	166,285	16	(47)	166,254
Total marketable securities available-for-sale	166,285	16	(47)	166,254
Total cash, cash equivalents and marketable securities	$189,407	$16	$(47)	$189,376

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2014
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$96,598	$96,635
Mature after one year through two years	14,280	14,281
	$110,878	$110,916

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

In September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million in the third quarter of 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. In September 2014, we reassessed our timing and ability to sublet a portion of our facility and recorded an additional unoccupied facility expense of $0.1 million for the three months ended September 30, 2014, in addition to $0.2 million and $0.1 million of unoccupied facilities expense recorded in the three months ended June 30, 2014 and March 31, 2014, respectively. The unoccupied facility expense was measured by taking the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. This fair value measurement was based on significant inputs not observed in the market and thus represents a Level 3 measurement.

Total net rent expense related to our operating leases for both three month periods ended September 30, 2014 and 2013, was $0.4 million and $0.6 million, respectively. Total net rent expense related to our operating leases for both nine month periods ended September 30, 2014 and 2013, was $1.3 million and $1.4 million, respectively. Deferred rent was $0.6 million as of both September 30, 2014 and December 31, 2013.

Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2014, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2014 (remaining)	$554
2015	2,236
2016	2,287
2017	2,336
2018	1,305
Thereafter	2,303
Total	$11,021

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of September 30, 2014, under the terms of our agreements, including certain agreements relating to the April 2014 initiation of the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $27.7 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

5. Collaborative Research and Development Agreements

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop and commercialize TLR inhibitors. Under the terms of the arrangement, we agreed to conduct research and early clinical development of product candidates and GSK received an option to license those candidates.

In August 2014 we announced results of a Phase 1b/2a clinical trial of the product candidate DV1179 in systemic lupus erythematosus (“SLE”) patients. DV1179 did not meet the primary or secondary pharmacodynamic endpoints of the study. GSK is reviewing the data package and will determine whether to exercise its option to license DV1179.

If GSK exercises its option, GSK would carry out further development and commercialization of the corresponding products and we would be eligible to receive an option exercise payment and additional payments based on GSK’s achievement of certain development, regulatory and commercial objectives.

We received an initial payment of $10 million in 2008. The deliverables under this arrangement did not have stand-alone value and so did not qualify as separate units of accounting. In 2011, we earned and recognized $12 million in substantive development milestone payments related to the initiation of Phase 1 and proof-of-mechanism clinical trials of DV1179 in systemic lupus erythematosus patients. In 2011, we earned and recognized $3 million in substantive development milestone payments related to the initiation of development of the TLR8 program.

Revenue from the initial payment from GSK was deferred and is being recognized over the expected period of performance under the agreement, initially estimated to be seven years. In the fourth quarter of 2013 we reevaluated and revised the expected period of performance under the agreement from seven years to six years resulting in the recognition of $0.3 million of additional revenue in each of the first three quarters of 2014.

The following table summarizes the revenues recognized under our agreement with GSK, included as collaboration revenue in our statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Initial payment	$631	$357	$1,893	$1,071
Total	$631	$357	$1,893	$1,071

As of September 30, 2014 and December 31, 2013, deferred revenue relating to the initial payment was $0.6 million and $2.5 million, respectively.

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

In January 2014, we again amended our agreement with AstraZeneca for the clinical development of AZD1419.  Under the terms of this amendment, responsibility for further conduct of clinical trials will be transferred from Dynavax to AstraZeneca upon completion of the Phase 1 trial. In the first quarter of 2014, we received a $5.4 million payment that was due upon execution of this amended agreement.

In August 2014 we announced the results of a Phase 1 study in which AZD1419 or placebo was delivered by inhalation to 45 healthy volunteers. The primary study objective was to assess the safety of ascending doses of AZD1419 administered weekly for up to 4 weeks.  Doses up to 15.4 mg/week were well tolerated and no serious adverse events were observed in treated subjects. Secondary endpoints assessing pharmacodynamics were met, with dose-dependent induction of interferon-regulated genes in sputum and blood cells. Based on these results, Dynavax and AstraZeneca are evaluating protocols for a clinical trial in patients with asthma.

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

Revenue from the initial payment received in 2006 was deferred and is being recognized over the expected period of performance under the agreement, which is approximately 50 months. Revenue from the $5.4 million payment received in the first quarter of 2014 was deferred and is being recognized over the expected remaining period of performance under the agreement, which is approximately 24 months. Revenue from the development funding payments is being recognized as the development work is performed.

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Initial payment	$180	$180	$540	$540
Subsequent payment	675	-	2,025	-
Performance of research activities	309	573	1,741	1,738
Total	$1,164	$753	$4,306	$2,278

As of September 30, 2014 and December 31, 2013, total deferred revenue from the initial payment, subsequent payment and development funding payments was $5.9 million and $4.8 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the three and nine month periods ended September 30, 2014 and 2013 from the following awards:

•	August 2014, NIH awarded us $0.2 million to fund research in developing a transgenic mouse model to study human TLR9 role in disease.
•	September 2013, NIH awarded us $0.2 million to fund research in developing TLR antagonists for therapy of hepatic fibrosis and cirrhosis.
•	June 2012, NIH awarded us $0.6 million to fund research in screening for inhibitors of TLR8 for treatment of autoimmune diseases.
•	May 2012, NIH awarded us $0.4 million to fund development of TLR8 inhibitors for treatment of rheumatoid arthritis.
•	July 2011, NIH awarded us $0.6 million to fund research in preclinical models of skin autoimmune inflammation.
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

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID, included as grant revenue in our statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NIAID contracts	$255	$1,465	$2,094	$3,125
All other NIH contracts	159	235	452	730
Total grant revenue	$414	$1,700	$2,546	$3,855

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options, stock awards, warrants and Series B Convertible Preferred Stock are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding warrants, stock options, Series B Convertible Preferred Stock and stock awards totaling approximately 75,000,000 and 31,100,000 shares of common stock as of September 30, 2014 and 2013, respectively, were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2014 and 2013, because the effect of their inclusion would have been anti-dilutive. For periods in which the Company has a net loss and no instruments are determined to be dilutive, such as the nine months ended September 30, 2014, basic and diluted loss per share are the same.

7. Stockholders’ Equity

Option activity under our stock-based compensation plans during the nine months ended September 30, 2014 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	15,765	$3.17
Options granted	5,673	1.68
Options exercised	(25)	0.54
Options cancelled:
Options forfeited (unvested)	(582)	2.69
Options cancelled (vested)	(2,012)	2.90
Balance at September 30, 2014	18,819	2.77	6.22	$444
Vested and expected to vest at September 30, 2014	18,819	2.77	6.22	$444
Exercisable at September 30, 2014	10,553	3.34	4.06	$421

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2014 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	1,275	$3.93
Granted	1,555	$1.79
Vested	-	$-
Forfeited or expired	(1,040)	$4.20
Non-vested as of September 30, 2014	1,790	$1.91

The aggregate intrinsic value of the restricted stock units outstanding as of September 30, 2014, based on our stock price on that date, was $2.6 million.

As of September 30, 2014, approximately 800,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Weighted-average fair value	$1.01	$1.15	$1.52	$2.43	$0.74	$0.93
Risk-free interest rate	1.9%	1.9%	1.8%	1.1%	0.2%	0.2%
Expected life (in years)	5.5	5.6	5.9	5.9	1.2	1.3
Volatility	0.8	1.5	1.4	1.4	0.9	0.8

We recognized stock-based compensation expense of $1.6 million and $2.8 million for the three months ended September 30, 2014 and 2013, respectively. Stock-based compensation during the three months ended September 30, 2013 included $1.0 million of expense for accelerated vesting of stock options related to management continuity and severance arrangements. We recognized stock-based compensation expense of $4.5 million and $10.8 million for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation during the nine months ended September 30, 2013 included $5.1 million related to severance arrangements.

The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$731	$1,001	$2,161	$3,351
General and administrative	855	1,844	2,371	7,496
Total	$1,586	$2,845	$4,532	$10,847

As of September 30, 2014, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $15.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.84 years. Additionally, as of September 30, 2014, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $0.4 million.

Employee Stock Purchase Plan

As of September 30, 2014, 996,000 shares have been reserved and approved for issuance under the 2004 Employee Stock Purchase Plan, subject to adjustment for a stock split, any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 940,805 shares of our common stock under the 2004 Employee Stock Purchase Plan including 112,391 shares during the nine months ended September 30, 2014. As of September 30, 2014, 55,195 shares of our common stock remained available for future purchases. In May 2014, stockholders of the Company approved the 2014 Employee Stock Purchase Plan, pursuant to which the Company may issue up to 500,000 shares of its common stock to its employees.

Warrants

As of September 30, 2014, warrants to purchase an aggregate of approximately 10,900,000 shares of our common stock were outstanding. The warrants are exercisable at a weighted average price of $1.50 per share and expire in the second quarter of 2015. During the nine months ended September 30, 2014 and 2013 warrants were exercised to purchase an aggregate of approximately 100 and 84,000 shares of our common stock, respectively.

Preferred Stock Outstanding

As of September 30, 2014, there were 5,000,000 shares of preferred stock authorized and 43,430 shares of $0.001 par value Series B Convertible Preferred Stock outstanding. Each share of Series B Convertible Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Convertible Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Convertible Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Convertible Preferred Stock is required to amend the terms of the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series B Convertible Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Convertible Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

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

Overview

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), a clinical-stage biopharmaceutical company, develops products to prevent and treat infectious and inflammatory diseases and cancer based on Toll-like Receptor (“TLR”) biology and its ability to modulate the innate immune system. Our lead product candidate is HEPLISAV-BTM, an investigational adult hepatitis B vaccine in Phase 3 clinical development. HEPLISAV-B combines our proprietary TLR9 agonist adjuvant and hepatitis B surface antigen (“HBsAg”) to elicit an immune response after two doses. In September of 2014 we completed planned enrollment in the ongoing Phase 3 trial of HEPLISAV-B which is intended to provide an adequately-sized database of vaccinated subjects to enable the U.S. Food and Drug Administration (“FDA”) to complete its review of the Company’s pending Biologics License Application (“BLA”).

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

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $570.6 million at September 30, 2014. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

As of September 30, 2014, we had $130.6 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Recent Developments

On September 22, 2014, we announced completion of planned enrollment in the ongoing Phase 3 clinical trial of HEPLISAV-B (known as HBV-23). More than 8,250 adults, including over 1,100 diabetic subjects, have been enrolled at 40 sites in the U.S. In addition to providing an adequately-sized database of vaccinated subjects to enable the FDA to complete its review of the Company’s pending BLA, the study is also designed to assess the immunogenicity of HEPLISAV-B in adults for whom approved hepatitis B vaccines are less effective, including those with type-2 diabetes mellitus. HBV-23 is an observer-blinded, randomized, active-controlled, multicenter trial. Adult subjects between the ages of 18 and 70 were randomized in a 2:1 ratio to receive a 2-dose series of HEPLISAV-B or a 3-dose series of a control vaccine, Engerix-B. Safety follow up will continue for twelve months following each subject’s second vaccination. All study visits are expected to be completed by October, 2015.

On August 7, 2014, we announced safety and pharmacodynamic results from clinical studies of our asthma drug candidate partnered with AstraZeneca and our systemic lupus erythematosus (“SLE”) drug candidate partnered with GlaxoSmithKline (“GSK”) as follows:

In a Phase 1 study, a TLR9 agonist, AZD1419, or placebo was delivered by inhalation to 45 healthy volunteers. The primary study objective was to assess the safety of ascending doses of inhaled AZD1419 administered weekly for up to 4 weeks.  Doses up to 15.4 mg/week were well tolerated and no serious adverse events were observed in treated subjects. Secondary endpoints assessing pharmacodynamics were met, with dose-dependent induction of interferon-regulated genes in sputum and blood cells. Based on these results, Dynavax and its collaboration partner, AstraZeneca, are evaluating protocols for a clinical trial in patients with asthma.

In a Phase 1b/2a study, the safety and pharmacodynamics of a bifunctional TLR7 and TLR9 inhibitor, DV1179, were assessed in 52 SLE patients screened for elevated expression of interferon-regulated genes. DV1179 did not meet the primary or secondary pharmacodynamic endpoints related to reduction in interferon alpha-regulated genes. The most common adverse events were injection site reactions. GSK is reviewing the data package and will determine whether to exercise its option to license DV1179.

On October 13, 2014, we announced the initiation of a phase 1/2 clinical trial to assess the safety and preliminary efficacy of SD-101, an investigational TLR9 agonist, in adults with untreated low-grade B-cell lymphoma. In this multicenter study, SD-101 is administered intratumorally in combination with localized low-dose radiation. The open-label, dose escalation and expansion design of the study is intended to accelerate dose optimization while simultaneously assessing the safety, tolerability and initial local and distant antitumor activity of SD-101.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2014, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following is a summary of our revenues (in thousands, except for percentages):

Increase	Increase
(Decrease) from	(Decrease) from
Three Months Ended September 30,	2013 to 2014	Nine Months Ended September 30,	2013 to 2014
Revenues:	2014	2013	$	%	2014	2013	$	%
Collaboration revenue	$1,795	$1,110	$685	62%	$6,199	$3,349	$2,850	85%
Grant revenue	414	1,700	(1,286)	(76)%	2,546	3,855	(1,309)	(34)%
Service and license revenue	-	117	(117)	(100)%	10	1,200	(1,190)	(99)%
Total revenues	$2,209	$2,927	$(718)	(25)%	$8,755	$8,404	$351	4%

Total revenues for the three months ended September 30, 2014 decreased by $0.7 million, or 25%, compared to the same quarter of 2013. Collaboration revenue for the third quarter of 2014 increased by $0.7 million compared to the same period in 2013 primarily due to a $5.4 million payment received from AstraZeneca in the first quarter of 2014 that is being deferred and recognized over the estimated performance period and recognition of $0.3 million of additional revenue resulting from a revision of the expected period of performance under the GSK collaboration agreement. Grant revenue for the third quarter of 2014 decreased by $1.3 million as compared to the same period in 2013 due to decreased work performed on our NIAID contract for adjuvant development and our other government grants. Service and license revenue decreased by $0.1 million as no royalties were received during the third quarter of 2014.

Total revenues for the nine months ended September 30, 2014 increased by $0.4 million, or 4%, as compared to the same period of 2013. Collaboration revenue for the first nine months of 2014 increased by $2.9 million as compared to the same period in 2013 primarily due to the recognition of revenue related to the $5.4 million payment received from AstraZeneca in the first quarter of 2014 that is being deferred and recognized over the estimated performance period and the recognition of $0.8 million of additional revenue resulting from the revision of the expected period of performance under the GSK collaboration agreement. Grant revenue for the first nine months of 2014 decreased by $1.3 million as compared to the same period in 2013 due to decreased work performed on our NIAID contract for adjuvant development and our other government grants. Service and license revenue decreased by $1.2 million as no billable research and development or contract manufacturing services were performed and only a nominal amount of royalties were collected during the first nine months of 2014.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs, which include benefits, recruitment, travel and supply costs, outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials as well as our regulatory filings and manufacturing of our product candidates. For the nine months ended September 30, 2014 and 2013, approximately 79% and 74%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
			(Decrease) from				(Decrease) from
	Three Months Ended September 30,		2013 to 2014		Nine Months Ended September 30,		2013 to 2014
Research and Development:	2014	2013	$	%	2014	2013	$	%
Compensation and related personnel costs	$6,382	$4,831	$1,551	32%	$18,195	$15,780	$2,415	15%
Outside services	19,376	4,469	14,907	334%	39,908	15,193	24,715	163%
Facility costs	1,583	1,469	114	8%	4,678	4,415	263	6%
Non-cash stock-based compensation	731	1,001	(270)	(27)%	2,161	3,351	(1,190)	(36)%
Total research and development	$28,072	$11,770	$16,302	139%	$64,942	$38,739	$26,203	68%

Research and development expense for the three months ended September 30, 2014 increased by $16.3 million, or 139%, as compared to the same period in 2013. Outside services increased by $14.9 million primarily due to clinical trial expenses for the Phase 3 clinical trial of HEPLISAV-B, which completed patient enrollment in September, 2014. Compensation and related personnel costs increased during the three months ended September 30, 2014 by $1.6 million as compared to the same period in 2013 due to increased headcount primarily to support HEPLISAV-B related activities. Non-cash stock-based compensation decreased by $0.3 million during the three months ended September 30, 2014 compared to the same period in 2013 as there was no compensation expense in the current quarter for accelerated vesting of stock options related to management continuity and severance agreements with certain employees and executive officers.

Research and development expense for the nine months ended September 30, 2014 increased by $26.2 million, or 68%, as compared to the same period in 2013. Outside services increased by $24.7 million primarily due to clinical trial expenses for the Phase 3 clinical trial of HEPLISAV-B, which completed patient enrollment in September, 2014. Compensation and related personnel costs increased as compared to the same period in 2013 by $2.4 million due to an increase in headcount primarily to support HEPLISAV-B related activities. Non-cash stock-based compensation for the nine months ended September 30, 2014 decreased by $1.2 million as compared to the same period in 2013, when we recorded $0.7 million of compensation expense for accelerated vesting of stock options related to management continuity and severance agreements with certain employees and executive officers.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include general legal and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase				Increase
			(Decrease) from				(Decrease) from
	Three Months Ended September 30,		2013 to 2014		Nine Months Ended September 30,		2013 to 2014
General and Administrative:	2014	2013	$	%	2014	2013	$	%
Compensation and related personnel costs	$1,622	$2,301	$(679)	(30)%	$4,677	$9,080	$(4,403)	(48)%
Outside services	968	925	43	5%	2,933	3,302	(369)	(11)%
Legal costs	472	567	(95)	(17)%	1,832	1,895	(63)	(3)%
Facility costs	166	170	(4)	(2)%	512	470	42	9%
Non-cash stock-based compensation	855	1,844	(989)	(54)%	2,371	7,496	(5,125)	(68)%
Total general and administrative	$4,083	$5,807	$(1,724)	(30)%	$12,325	$22,243	$(9,918)	(45)%

General and administrative expense for the three months ended September 30, 2014 decreased by $1.7 million, or 30%, as compared to the same period in 2013. Non-cash stock-based compensation decreased by $1.0 million for the three months ended September 30, 2014 compared to the same period 2013, when we recorded $1.0 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to management continuity and severance agreements with certain employees and executive officers. Compensation and related personnel costs for the three months ended September 30, 2014, decreased by $0.7 million as compared to the same period in 2013, primarily due to a lower severance expense of $0.9 million. Legal costs decreased by $0.1 million compared to the same period in 2013 due to lower litigation expenses.

General and administrative expense for the nine months ended September 30, 2014 decreased by $9.9 million, or 45%, as compared to the same period in 2013. Compensation and related personnel costs and non-cash stock-based compensation for the nine months ended September 30, 2014 decreased by $4.4 million and $5.1 million, respectively, due to lower headcount. Additionally, compensation and related personnel costs and non-cash stock-based compensation for the nine months ended September 30, 2013 included $2.9 million of severance expense and other one-time compensation costs as well as $4.6 million of non-cash stock-based compensation expense for accelerated vesting of stock options related to the succession of our former chief executive officer and transition of certain employees and executive officers. Outside services decreased by $0.4 million compared to the same period in the prior year due to reduced outside consulting services and marketing expenses.

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

Increase	Increase
(Decrease) from	(Decrease) from
Three Months Ended September 30,	2013 to 2014	Nine Months Ended September 30,	2013 to 2014
2014	2013	$	%	2014	2013	$	%
Interest income	$42	$37	$5	14%	$162	$163	$(1)	(1)%
Interest expense	$-	$(24)	$24	100%	$-	$(83)	$83	100%
Other income (expense)	$216	$(120)	$336	280%	$300	$(248)	$548	221%

Interest income for the three and nine months ended September 30, 2014 remained flat on a period over period basis. Interest expense for the three and nine months ended September 30, 2014, decreased compared to the same periods in 2013, as no interest expense was incurred in 2014. Other income (expense) for the three and nine months ended September 30, 2014 increased by $0.3 million and $0.5 million, respectively, due to gains on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe.

Liquidity and Capital Resources

As of September 30, 2014, we had $130.6 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds and U.S. government agency securities.

During the nine months ended September 30, 2014, we used $56.9 million of cash for our operations primarily due to our net loss of $68.4 million, of which $6.6 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion, amortization on marketable securities and unoccupied facility expense. By comparison, during the nine months ended September 30, 2013, we used $46.8 million of cash for our operations primarily due to a net loss of $53.7 million, of which $13.4 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Additionally, net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2014, cash provided by investing activities was $53.5 million compared to $51.2 million of cash provided by investing activities for the nine months ended September 30, 2013. Cash provided by investing activities during the first nine months of 2014 included $54.7 million of net proceeds from maturities of marketable securities versus $52.5 million of net proceeds of marketable securities during the first nine months of 2013.

Cash provided by financing activities was $0.1 million during the nine month periods ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, we received proceeds of $0.1 million from employee purchases of our common stock under the 2004 Employee Stock Purchase Plan.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of September 30, 2014 and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our product candidates and additional applications and advancement of our technology. While enrollment in HBV-23 was completed in September of 2014, safety follow-up visits will continue through October of 2015. We expect the next several quarters will continue to reflect significant spending due to ongoing expenses related to this Phase 3 clinical trial initiated in April 2014. We estimate the external costs of the study will be between $50-55 million. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Contractual Obligations

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively.

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million during 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. During September 2014, we reassessed our timing and ability to sublet a portion of our facility and recorded an additional unoccupied facility expense of $0.1 million for the three months ended September 30, 2014, in addition to $0.2 million and $0.1 million of unoccupied facilities expense recorded in the three months ended June 30, 2014 and March 31, 2014, respectively.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of September 30, 2014, under the terms of our agreements, including certain agreements relating to the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $27.7 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

Interest Rate Risk We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including short-term money market funds and U.S. government agency securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $1.5 million or $1.9 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk. We have certain investments outside the U.S. for the operations of Dynavax Europe with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of September 30, 2014 was $1.1 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of September 30, 2014, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

On November 12, 2013, the Lead Plaintiff filed his Consolidated Class Action Complaint (“Complaint”); Dynavax moved to dismiss the Complaint on January 10, 2014. On April 7, 2014, Lead Plaintiff filed an Amended Complaint. The Amended Complaint adds a new plaintiff and several new defendants, and alleges that, between April 26, 2012 and June 10, 2013, the Company, certain of its executive officers and directors, and entities related to certain of its directors, violated Sections 10(b), 20A, and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with statements related to our product candidate, HEPLISAV-B. Specifically, the Amended Complaint alleges that the Company made fraudulent misrepresentations or omissions regarding the manufacture of HEPLISAV-B and that certain insiders unlawfully profited from such misrepresentations or omissions. The Amended Complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company filed a motion to dismiss the Amended Complaint on June 6, 2014. On August 8, 2014, Lead Plaintiff filed an opposition to the Company’s motion to dismiss the Amended Complaint. On September 10, 2014, Lead Plaintiff filed a Second Amended Complaint to remove or correct erroneous statements in the Amended Complaint attributed to confidential witnesses. The Second Amended Complaint retains all allegations asserted in the Amended Complaint. On October 10, 2014, the Company filed a motion to dismiss the Second Amended Complaint. Lead Plaintiffs’ opposition to the motion is due on November 10, 2014. The Company’s reply in support of the motion is due on December 1, 2014. The hearing on the motion is scheduled for December 18, 2014.

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

For our lead product, HEPLISAV-B, our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic areas. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party clinical research organizations; the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 Complete Response Letter (“CRL”) HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we are undertaking a study intended to obtain additional safety data information for the FDA, there can be no assurance that this additional clinical study will support approval, or that the data will provide acceptable immunogenicity data for patients with diabetes. The FDA also requested additional data from our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities in our Düsseldorf manufacturing facility with respect to quality assurance of commercial product. There can be no assurance that Dynavax can successfully produce the requisite data in a timely manner or that the data will be sufficient for approval in the U.S.

In addition, we withdrew our Marketing Authorization Application (“MAA”)that was under review by the European Medicines Agency (“EMA”) based in part upon our determination that we would not be able to collect the necessary clinical data to respond to the EMA’s list of outstanding issues regarding the safety database in the required timeframe for response under the MAA procedure. While we began an additional HEPLISAV clinical trial, HBV-23, in April 2014 that is intended to provide a safety database sufficient to support licensure, there can be no assurance that we can complete such study or any additional studies in a timely manner, nor that our safety database will be sufficient or acceptable to support MAA approval. Moreover, our withdrawal means that additional questions raised by the EMA in the continuing review process were not completed and there can be no assurance that we would be able to respond sufficiently to satisfy the other outstanding questions from the EMA with respect to our MAA.

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

The FDA may require more clinical trials for our product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.

Our registration and commercial timelines depend on further discussions with the FDA and corresponding foreign regulatory agencies and requirements and requests they may make for additional data or completion of additional clinical trials. Any such requirements or requests could:

•	adversely affect our ability to timely and successfully obtain approval and commercialize or market these product candidates;
•	result in significant additional costs;
•	potentially diminish any competitive advantages for those products;
•	potentially limit the markets for those products;
•	adversely affect our ability to enter into collaborations or receive milestone payments or royalties from potential collaborators;
•	cause us to abandon the development of the affected product candidate; or
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

HEPLISAV-B incorporates 1018, a TLR9 agonist CPG oligonucleotide, and most of our research and development programs use similar oligonucleotides. If any of our product candidates in clinical trials produce serious adverse event data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy. Most of our clinical product candidates contain oligonucleotides, and if a common safety risk across therapeutic areas were identified, it may hinder our ability to enter into potential collaboration arrangements or commercialize our product candidates. If adverse event data are found to apply to our TLR agonist and/or inhibitor technology as a whole, we may be required to significantly reduce or discontinue our operations.

We have no commercialization experience, and the time and resources to develop sales, marketing and distribution capabilities for HEPLISAV-B are significant. If we fail to achieve and sustain commercial success for HEPLISAV-B, either directly or with a partner, our business would be harmed.

Our lead product candidate, HEPLISAV-B, if approved, would require us to establish sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services. These efforts will require resources and time and we may not be able to enter into these arrangements on acceptable terms. In particular, significant resources may be necessary to successfully market, sell and distribute HEPLISAV-B to patients with diabetes, a group recently recommended by the Centers for Disease Control and Prevention (“CDC”) and Advisory Committee on Vaccine Practices (“ACIP”) to receive hepatitis B vaccination.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $570.6 million as of September 30, 2014. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of Rhein. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

We do not have any products that generate revenue. There can be no assurance whether HEPLISAV-B can be successfully developed, financed or commercialized in a timely manner based on our current plans. There can be no assurance that we will be able to achieve approval or generate meaningful sales of HEPLISAV-B or any other product candidate without significant additional resources. Our ability to generate revenue depends upon obtaining regulatory approvals for our product candidates, generating product sales and entering into and maintaining successful collaborative relationships.

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

We may be exposed to future litigation by third parties based on claims that our product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the ownership, scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. From time to time we are involved in various interference and other administrative proceedings related to our intellectual property which has caused us to incur certain legal expenses. We may become involved in these and/or other post-grant proceedings, such as inter partes review, post grant review, supplemental examination or opposition, in the U.S. or other countries. If we become involved in any litigation and/or other significant proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, the intellectual property rights of competitors. Our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. We cannot assure you that our operations do not, or will not in the future, infringe existing or future patents. We may not be aware of patents that have already issued that a third party, for example a competitor, might assert are infringed by our business. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us.

Two of our potential competitors, Merck and GSK, are exclusive licensees of broad patents covering methods of production of recombinant HBsAg, a component of HEPLISAV-B. In addition, the Institut Pasteur also owns or has exclusive licenses to patents relating to aspects of production of recombinant HBsAg. While some of these patents have expired or will soon expire outside the U.S., several remain in force in the U.S. To the extent we are able to commercialize HEPLISAV-B in the U.S. while these patents remain in force, Merck, GSK or their respective licensors or the Institut Pasteur may bring claims against us.

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

If we or our collaborators are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against our products, for example, as may arise in the commercialization of HEPLISAV-B or any similar product candidate, we or our collaborator could be required to pay substantial damages or be unable to commercialize our product candidates or use our proprietary technologies without a license from such third party. A license may require the payment of substantial fees or royalties, require a grant of a cross-license to our technology or may not be available on acceptable terms, if at all. Third parties making potential claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to commercialize or sell our proposed products. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or method that is the subject of the suit. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses and, and would be a substantial diversion of employee resources from our business. Any adverse ruling or perception of an adverse ruling in defending ourselves could have a material adverse impact on our cash position and stock price. Any of these outcomes could require us to change our business strategy and could materially impact our business and operations.

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

We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. However, in certain cases such protection may be limited, depending in part on existing patents held by third parties, which may only allow us to obtain relatively narrow patent protection. In the U.S., legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved. Moreover, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available but our product candidates may be ineligible for such extensions or fail to qualify for them. Ultimately, the life of a patent, and the protection it affords, is limited. Our patents covering our product candidates may expire before one or more of our product candidates is approved or commercialized, or shortly thereafter, and therefore may not prevent a competitor from commercializing a competing product utilizing our technology.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of any patent applications and the enforcement or defense of any patents that issue. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. The USPTO has developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-to-file provisions, became effective on March 16, 2013. Among some of the other changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and that provide opportunities for third parties to challenge any issued patent in the U.S. PTO. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that issue, all of which could harm our business and financial condition.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of patent applications and any patents we may obtain. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patent applications or any patents we may obtain and our ability to obtain and enforce or defend additional patent protection in the future.

The biopharmaceutical patent environment outside the U.S. is even more uncertain. We may be particularly affected by this uncertainty since several of our product candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Filing, prosecuting and defending patents on our proprietary technologies in all countries throughout the world would be prohibitively expensive. Accordingly, we have not sought patent protection in certain countries, and we will not have the benefit of patent protection in those countries. In addition, the requirements for patentability may differ in certain countries, particularly developing countries, and the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the U.S. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries of commercial relevance.

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

We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We cannot be certain that we will be able to protect our trade secrets and proprietary know-how adequately. Any disclosure of confidential data in the public domain or to third parties could allow our competitors to learn our trade secrets. There can be no assurance that any confidentiality agreements that we have with our employees and consultants will provide meaningful protection for our trade secrets and confidential information or will provide adequate remedies in the event of unauthorized use or disclosure of such information. Accordingly, there also can be no assurance that our trade secrets will not otherwise become known or be independently developed by competitors. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed. If we are unable to adequately obtain or enforce proprietary rights we may be unable to commercialize our products, enter into collaborations, generate revenues or maintain any advantage we may have with respect to existing or potential competitors.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our proprietary technologies. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2014, we had 262,933,778 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws
3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.6(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.7(6)	Certificate of Designation of Series B Convertible Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above
4.3(7)	Form of Warrant to Purchase Common Stock
4.4(8)	Form of Specimen Common Stock Certificate
4.5(2)	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC
4.6(2)	Form of Right Certificate
4.7(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan
4.8(10)	Form of Warrant to Purchase Common Stock
4.9(11)	Form of Warrant to Purchase Common Stock
4.11(6)	Form of Specimen Preferred Stock Certificate
4.12(10)	Amended and Restated Registration Rights Agreement, dated as of November 9, 2009, between the Company and Symphony Dynamo Holdings LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document XBRL Taxonomy Extension Schema Document
101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (File No. 000-50577) and such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 000-50577), as filed with the SEC on November 5, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 001-34207), as filed with the SEC on January 4, 2010.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 001-34207), as filed with the SEC on January 5, 2011.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 001-34207), as filed with the SEC on May 30, 2013.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 001-34207), as filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to Dynavax’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(8)	Incorporated by reference to Dynavax’s Registration Statement (File No. 333-109965) on Form S-1/A filed on January 16, 2004.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50577), as filed with the SEC.
(10)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2009 (File No. 001-34207), as filed with the SEC.

(11)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 001-34207), as filed with the SEC on April 13, 2010.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 5, 2014	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Vice President
(Principal Financial Officer)

Date: November 5, 2014	By:	/s/ DAVID JOHNSON
David Johnson
Vice President
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Sixth Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws
3.3(2)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.6(5)	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.7(6)	Certificate of Designation of Series B Convertible Preferred Stock
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above
4.3(7)	Form of Warrant to Purchase Common Stock
4.4(8)	Form of Specimen Common Stock Certificate
4.5(2)	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC
4.6(2)	Form of Right Certificate
4.7(9)	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan
4.8(10)	Form of Warrant to Purchase Common Stock
4.9(11)	Form of Warrant to Purchase Common Stock
4.11(6)	Form of Specimen Preferred Stock Certificate
4.12(10)	Amended and Restated Registration Rights Agreement, dated as of November 9, 2009, between the Company and Symphony Dynamo Holdings LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document XBRL Taxonomy Extension Schema Document
101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Amendment No. 4 to Registration Statement on Form S-1/A, as filed with the SEC on February 5, 2004 (File No. 000-50577) and such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.

(2)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K (File No. 000-50577), as filed with the SEC on November 5, 2008.
(3)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 4, 2010.
(4)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on January 5, 2011.
(5)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on May 30, 2013.

(6)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Current Report on Form 8-K, as filed with the SEC on November 1, 2013.
(7)	Incorporated by reference to Dynavax’s Registration Statement (File No. 333-145836) on Form S-3 filed on August 31, 2007.
(8)	Incorporated by reference to Dynavax’s Registration Statement (File No. 333-109965) on Form S-1/A filed on January 16, 2004.
(9)	Incorporated by reference from such document filed with the SEC as an exhibit to Dynavax’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-50577), as filed with the SEC.
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