Form 10-K
period 2014-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2015-03-05
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2014 as reported on the NASDAQ Capital Market, was approximately $267,344,912. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2015, the registrant had outstanding 28,914,954 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully develop and achieve regulatory approval for HEPLISAV-B™, our business and collaboration strategy, our intellectual property position, our product development efforts, our ability to commercialize our product candidates, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds as well as our plans, objectives, expectations and intentions. These statements appear throughout our document and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

OVERVIEW

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics. Our development programs are organized under our three areas of focus: vaccine adjuvants, cancer immunotherapy, and autoimmune and inflammatory diseases.

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

our technology

Toll-like Receptor Immune Modulation Platform

TLRs are a family of transmembrane proteins that play a vital role in innate immunity and subsequent adaptive immunity. These receptors are activated by the binding of certain pathogens and other ligands and their activity is essential to generation of innate immunity. Dynavax research is focused primarily on modulation of endosomal TLRs.

There are several key features of endosomal TLRs that make them promising targets for prophylactic and therapeutic use. They are located within well-defined subsets of immune cells, including dendritic cells and B cells. Such targeting may limit the broader immune system stimulation that accompanies many other immunostimulatory agents.

The output of our technology platform to date comprises synthetic oligonucleotides (short segments of DNA) and small molecule agonists and inhibitors of TLRs 7, 8 and 9. The individual sequences and molecules are selected for distinct therapeutic uses based on several factors. Individual molecules are capable of targeting and thereby inhibiting or stimulating an individual TLR or combinations of them and the intensity of stimulation or inhibition can vary greatly. Different molecules that stimulate the same TLR can activate different signaling pathways producing distinct biological responses.

The presence of antigens during TLR stimulation is central to the development of long-term, pathogen-specific adaptive immune responses. Depending on the application, requisite antigens may be co-administered with an agonist or may already be present in the body.

Development Programs

Our pipeline of product candidates includes the following. Each clinical stage program is discussed in further detail below.

Product Candidate	Clinical Indication(s)	Phase
HEPLISAV-B	Hepatitis B prevention	Phase 3
SD-101	Cancer immunotherapy	Phase 1/2
AZD1419	Asthma Disease Modification	Phase 2 Planning
DV1179	Autoimmune Disease	Phase 1
DV230-Nanoparticle	Second Generation Adjuvant	Preclinical
(1)	Vaccine Adjuvants

Our vaccine research has focused on the use of TLR9 agonists as novel adjuvants. Different TLR9 agonist molecules are taken up within different endosomes within target cells, stimulating different signaling pathways. CpG B-Class TLR9 agonists, such as our 1018 vaccine adjuvant, are selectively taken up by  late endosomes (more mature endosomes also known as multivesicular bodies), resulting in signaling that leads to release of cytokines necessary for T cell activation and establishing long-term immunity but with modest induction of interferon alpha. TLR9 stimulation also helps generate memory T Helper 1 (“Th1”) cells that can stimulate the immune system to induce long-lasting effects. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and durable levels of protective antibodies.

HEPLISAV-B

Our lead vaccine product candidate is HEPLISAV-BTM (previously known as “HEPLISAV”), an investigational adult hepatitis B vaccine in Phase 3 clinical development. HEPLISAV-B combines 1018, a proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) manufactured at our wholly-owned subsidiary in Düsseldorf, Germany (“Rhein” or “Dynavax Europe”). In Phase 3 trials, HEPLISAV-B demonstrated earlier protection with fewer doses than currently-licensed vaccines and an adverse event profile similar to a licensed hepatitis B vaccine. Based on those data, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in 2012. In 2013 the FDA issued a Complete Response Letter (“CRL”) indicating that it would not approve the BLA primarily because hypothetical risks of the novel adjuvant warranted a larger safety database to assess the possibility of rare autoimmune side effects.

In April, 2014 we initiated HBV-23, a clinical trial that will add more than 5,500 additional subjects to the HEPLISAV-B safety database. HBV-23 is a Phase 3, observer-blinded, randomized, active-controlled, multicenter trial of the safety and immunogenicity of HEPLISAV-B compared with Engerix-B in adults 18 to 70 years of age. HEPLISAV-B subjects receive two doses at 0 and 1 month and Engerix-B subjects receive three doses at 0, 1 and 6 months.

The primary objectives of HBV-23 are: (1) to evaluate the overall safety of HEPLISAV-B with respect to clinically significant adverse events; and (2) to demonstrate the noninferiority of the peak seroprotection rate (“SPR”) induced by HEPLISAV-B compared to GlaxoSmithKline’s (“GSK”) Engerix-B in subjects with type 2 diabetes mellitus. HEPLISAV-B subjects will be evaluated for safety for one year following the second dose, all potential autoimmune events will be adjudicated by a Safety Evaluation and Adjudication Committee and safety will be monitored by a Data and Safety Monitoring Board (“DSMB”).

HBV-23 was fully enrolled in September 2014, with more than 8,250 subjects (more than 5,500 with HEPLISAV-B and more than 2,750 with active control), including more than 1,100 with type 2 diabetes mellitus. The first and second of three prespecified independent DSMB meetings occurred in October 2014 and February 2015. Following both meetings, the DSMB recommended that the study continue unchanged. We expect follow-up for the last patients to be complete in approximately October 2015.

In the first quarter of 2016, we intend to submit to FDA our revised BLA with answers to all questions raised in the CRL and that submission is expected to be assigned a 6-month Prescription Drug User Fee Act (PDUFA) review period. If this timing is correct and HEPLISAV-B is approved, we expect to launch the product in the fourth quarter of 2016.

HEPLISAV-B Commercial Opportunity

Dynavax has worldwide commercial rights to HEPLISAV-B. We estimate the total worldwide market for adult hepatitis B vaccines is approximately $680 million annually. This market primarily comprises GSK’s Engerix-B and Twinrix® as well as Merck & Co.’s (“Merck”) Recombivax-HB®. Key market segments consisting of persons considered to be at high risk for hepatitis B virus (“HBV”) infection include people with multiple sexual partners or injection drug use, healthcare workers and first responders, international travelers, chronic liver disease patients and, in the U.S., people with diabetes mellitus (type 1 and type 2).

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

Because adult vaccination in the U.S. is largely restricted to specific settings such as occupational health, travel, military, and correctional facilities, we intend to commercialize independently in this market with a limited, specialized commercial team.

(2)	Cancer Immunotherapy

Through our expertise in TLR biology we have designed compounds that stimulate multiple innate mechanisms of tumor killing along with developing immune memory associated with antigens found in tumors. Our TLR agonists were specifically designed to stimulate multiple pathways of tumor killing through type 1 interferon induction and highly efficient stimulation of antigen presenting functions of plasmacytoid dendritic cells (“PDC”).

Our lead cancer immunotherapy candidate is SD-101, a C Class CpG TLR9 agonist that was selected for characteristics optimal for treatment of cancer, including high interferon induction. Directly injecting SD-101 into a tumor site optimizes its effect by ensuring proximity to tumor-specific antigens. In animal models, SD-101 demonstrated significant anti-tumor effects at both the injected site and at distant sites. Two Phase 1 clinical studies of SD-101 have been completed, establishing that it is safe and well-tolerated at a range of doses far exceeding the expected therapeutic level for oncology uses.

As a result, we have begun a clinical program intended to assess preliminary efficacy of SD-101 in a range of tumors and in combination with a range of treatments. In October 2014, we initiated a Phase 1/2 clinical trial to assess the safety and preliminary efficacy of SD-101 in adults with untreated low-grade B-cell lymphoma. In this multicenter study (known as LYM-01), SD-101 is administered intratumorally in combination with localized low-dose radiation. The open-label, dose escalation and expansion design of LYM-01 is intended to accelerate dose optimization while simultaneously assessing the safety, tolerability and initial local and distant antitumor activity of SD-101.

(3)	Autoimmune and Inflammatory Diseases

We also have several clinical and preclinical programs focused on therapeutics for autoimmune and inflammatory diseases.

AZD1419 for Asthma

Our most advanced inflammatory disease candidate is AZD1419, which is partnered with AstraZeneca AB (“AstraZeneca”). AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms by converting the response from one primarily mediated by type-2 helper T cells (“Th2”) to type-1 helper T cells (“Th1”).

A Phase 1a study of AZD1419 demonstrated its safety and tolerability in healthy subjects. It also produced dose-dependent induction of genes by endogenous interferon, as measured in sputum, indicating presence of the drug at the target site and expected activity. On the basis of those results, the decision was made to bypass a planned Phase 1b trial and proceed directly to Phase 2. We are currently working with AstraZeneca to design the new trial, which AstraZeneca will fully fund and we will conduct, beginning in the second half of 2015.

Under our September 2006 Research Collaboration and License Agreement with AstraZeneca, a milestone payment is payable to us on initiation of the Phase 2 trial. Remaining potential milestone payments to us total approximately $100 million. In addition, we will receive royalties on worldwide sales of any approved products resulting from the collaboration and will have the opportunity to co-promote in the United States.

TLR Inhibitors

There is also strong rationale for the use of TLR inhibitors to treat autoimmune disease. These conditions arise from dysfunction in the innate immune system resulting in the body seeing its own cells and tissues as pathogens and attacking them. Various autoimmune diseases are characterized by over-stimulation of endosomal TLRs.

Promising programs based on this science include DV1179, our TLR7/9 inhibitor for autoimmune or inflammatory conditions. In three Phase 1 clinical studies in both healthy subjects and patients with an autoimmune disease, DV1179 was safe and well tolerated at a range of doses with up to 8 weekly injections. In a Phase 2 study in systemic lupus, DV1179 did not meet prespecified pharmacodynamic endpoints related to reduction in interferon alpha-regulated genes. Following conclusion of the study, our collaborator on this program, GSK, declined its option to license DV1179. Data from the lupus trial and our preclinical work suggest that DV1179 was active but did not achieve systemic bioavailability at the levels necessary to reach all of the diverse body systems impacted by lupus. Therefore, we believe that DV1179 remains an important therapeutic candidate in autoimmune and inflammatory indications that do not require systemic bioavailability. Potential applications include autoimmune pancreatitis, nonalcoholic steatohepatitis (“NASH”) and autoimmune skin diseases such as scleroderma and dermatomyositis. We are currently assessing plans for potential next steps for DV1179 as our product candidate.

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

As of December 31, 2014, our intellectual property portfolio included over 30 issued U.S. patents, over 250 issued or granted foreign patents and over 50 additional pending U.S. and foreign patent applications claiming compositions and formulations of TLR agonist and inhibitors, their methods of use or processes for their manufacture. We also have exclusive licenses under two agreements to several patents and applications owned by the Regents of the University of California.

We have an issued U.S. patent covering the TLR agonist contained in our HEPLISAV-B investigational vaccine that will expire in 2018, and have corresponding issued patents in several major European and other countries. We own or have an exclusive license to U.S. and foreign patents and patent applications pending for each of our other product candidates and/or their uses. At present, it is not known or determinable whether patents will issue from any of these applications or what the specific expiration dates would be for any patents that do issue.

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

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. The existence of third-party patent applications and patents could significantly reduce the coverage of the patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. For example, Pfizer has issued U.S. and foreign patent claims as well as patent claims pending with the PTO and foreign patent offices that, if held to be valid, could require us to obtain a license in order to commercialize one or more of our formulations of TLR agonist other than with respect to HEPLISAV-B, for which we have a license. Litigation or any other proceedings, such as patent interferences, could result in substantial costs to and diversion of effort by us, and an adverse outcome in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from other parties, or require us to cease using some of our technology. We may not prevail in these actions or proceedings, if any.

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

Under the terms of our license agreements with the Regents of the University of California, we are required to pay license fees, make milestone payments, share a portion of fees from third party partnerships up to a specified amount and pay low single-digit royalties on net sales resulting from successful products originating from the licensed technologies. To date, we have paid the University of California a total of $2.0 million in license fees and shared third party partnership fees and milestone payments under these agreements. We estimate the total potential milestone payments payable for each such product will total approximately $3.1 million, not including royalties. We may terminate these agreements in whole or in part on 60 days advance notice. The Regents of the University of California may terminate these agreements if we are in breach for failure to make payments, meet diligence requirements, produce required reports or fund internal research and we do not cure such breach within 60 days after being notified of the breach. Otherwise, the agreements generally continue in effect until the last patent claiming a product licensed under the agreement or its manufacture or use expires, or in the absence of patents, until the date the last patent application claiming a licensed product is abandoned.

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Our products and development programs target a number of areas, including vaccine adjuvants, cancer immunotherapy and autoimmune and inflammatory diseases. There are many commercially available products for the prevention and treatment of these diseases. Many companies and institutions are making substantial investments in developing additional products to treat these diseases that could compete directly or indirectly with our products under development.

HEPLISAV-B, a two-dose hepatitis B vaccine, if approved and commercialized, will compete directly with conventional three-dose marketed vaccines produced by GSK and Merck, among others. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and U.S. In addition, HEPLISAV-B will compete against a multivalent vaccine produced by GSK that simultaneously protect against hepatitis B and hepatitis A.

Our cancer immunotherapy, SD-101, if developed, approved and commercialized will compete with a range of therapies being used or studied to treat blood cancers and solid tumor malignancies, including:

•	Chemotherapeutic agents;
•	Immuno-oncology agents, including immune checkpoint inhibitors such as anti- CTLA4 and anti-PD1 antibodies; and
•	Targeted therapies, such as BRAF inhibitors and MEK inhibitors.

Approved and late-stage investigational cancer immunotherapeutics are marketed or being developed by numerous companies, including AstraZeneca/MedImmune, Bristol-Myers Squibb, Celgene, Gilead, Roche/Genentech, and Merck.

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

Many of the entities developing and marketing these competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative agreements with large, established companies with access to capital. These entities may also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to or necessary for our programs.

REGULATORY CONSIDERATIONS

In the U.S., pharmaceutical and biological products are subject to rigorous review and approval by the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations. In Europe, under the centralized procedure, a company submits a single application to the European Medicines Agency (“EMA”). The steps ordinarily required by the regulatory authorities before a new drug or biological product may be marketed in the U.S. and in most other countries include but are not limited to the following:

•	completion of preclinical laboratory tests, preclinical studies and formulation studies;
•	submission to the regulatory authority of a clinical application for a new drug or biologic which must become effective before clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic for each proposed indication;
•	demonstration of the consistent manufacturing of drug substance and drug product;
•	the submission of a new drug application to the regulatory authority; and
•	regulatory review and approval of the application before any commercial marketing, sale or shipment of the drug or biologic.

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

Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. We must conduct our clinical trials in accordance with current Good Clinical Practices (“GCP”) regulations under protocols submitted to applicable regulatory authorities as part of the clinical application. GCP regulations mandate comprehensive documentation for the clinical protocol, record keeping, training, and facilities including computers. Quality assurance and inspections are designed to ensure that these GCP standards are achieved. Additionally, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board (“IRB”) or Independent Ethics Committee and with patient informed consent. The IRB will consider, among other matters, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial.

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

We and all of our contract manufacturers are required to comply with the applicable FDA or foreign regulatory agency current Good Manufacturing Practices (“GMP”) regulations. Manufacturers of biologics also must comply with a regulatory authority’s general biological product standards. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Good manufacturing practice regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Before granting product approval, the regulatory authority must determine that our or our third party contractor’s manufacturing facilities meet GMP requirements before we can use them in the commercial manufacture of our products. In addition, our facilities are subject to periodic inspections by the regulatory authority for continued compliance with GMP requirements during clinical development as well as following product approval. Adverse experiences with the product must be reported to the FDA or foreign regulatory agency and could result in the imposition of market restriction through labeling changes or in product removal.

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

MANUFACTURING

We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing our product candidates, including the manufacturing of TLR agonists and inhibitors, antigens, combinations of these components, and the formulation, fill and finish of the resultant products. The process for manufacturing oligonucleotides is well-established and uses commercially available equipment and raw materials. We have relied on a limited number of suppliers to produce products for clinical trials and a single supplier to produce our 1018 for HEPLISAV-B. To date, we have manufactured only small quantities of TLR agonists and inhibitors ourselves for development purposes. We currently manufacture the HBsAg for HEPLISAV-B at the Rhein facility.

RESEARCH AND DEVELOPMENT

Conducting a significant amount of research and development has been central to our business model. Our research and development expenses were $84.6 million, $50.9 million and $49.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ENVIRONMENT

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our capital expenditures or results of operations in the future.

EMPLOYEES

As of December 31, 2014, we had 197 full-time employees, including 107 employees in our office in Berkeley, California and 90 employees in our office in Düsseldorf, Germany.

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

For our lead product, HEPLISAV-B, our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 CRL, HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we are undertaking a study intended to obtain additional safety data information that we can submit to the FDA, there can be no assurance that this additional clinical study will support approval, or that the data will provide acceptable immunogenicity data for patients with diabetes. The FDA also requested additional data from our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities in our Düsseldorf manufacturing facility with respect to quality assurance of commercial product. There can be no assurance that we can successfully produce the requisite data in a timely manner or that the data will be sufficient for approval in the U.S.

In February 2014, we announced our withdrawal of our Marketing Authorization Application (“MAA”) for approval to the European Medicines Agency (“EMA”). The Day 180 List of Outstanding Issues (“LOI”) provided by the EMA indicated that, based primarily on the GCP inspection findings, Study HBV-17 was not acceptable without additional assurances regarding the study results and because some of the findings were related to our overall GCP compliance systems, the other pivotal HEPLISAV-B studies (HBV-10 and HBV-16) were questioned by the EMA. The LOI also noted that the HEPLISAV-B safety database was considered to be too small to rule out a risk of less common serious adverse events, particularly in light of the GCP concerns. We withdrew the application, in part, because the required time frame for response under the MAA procedure was not long enough to permit the collection of the necessary clinical data.

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

Before granting product approval, the FDA must determine that our or our third party contractor’s manufacturing facilities meet GMP requirements before we can use them in the commercial manufacture of our products. We and all of our contract manufacturers are required to comply with the applicable GMP regulations. Manufacturers of biological products must also comply with the FDA’s general biological product standards. In addition, GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation sufficient to ensure the quality of the approved product. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product.

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

We are currently undertaking clinical trials of HEPLISAV-B and SD-101 and expect to commence clinical trials for our other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain IRB or regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

Failure by us or our CROs to conduct a clinical study in accordance with GCP standards and other applicable regulatory requirements could result in disqualification of the clinical trial from consideration in support of approval of a potential product.

We are responsible for conducting our clinical trials consistent with GCP standards and for oversight of our vendors to ensure that they comply with such standards. We depend on medical institutions and CROs to conduct our clinical trials in compliance with GCP. To the extent that they fail to comply with GCP standards, fail to enroll participants for our clinical trials, or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business.

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under GMP and other requirements in foreign countries, and may require large numbers of participants.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent DSMB, and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

We have relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce our 1018 for HEPLISAV-B. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing supplier for 1018, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing our product candidates, particularly HEPLISAV-B. We or other third parties may not be able to produce 1018 at a cost, quantity and quality that are available from our current third-party supplier.

We currently utilize our facility in Düsseldorf to manufacture the recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) for HEPLISAV-B. The commercial manufacturing of biological products is a time-consuming and complex process, which must be performed in compliance with GMP regulations. As part of the review of our BLA filing for HEPLISAV-B, the FDA requested additional data regarding our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities and there can be no assurance that our responses will be sufficient to meet the FDA requirements for GMP manufacturing.

In addition, we may not be able to comply with ongoing and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit, delay or disrupt the commercialization of HEPLISAV-B and could result in significant expense. Moreover, depending on the level of market acceptance of HEPLISAV-B, if approved, we may not have the capacity in our existing facility to meet all of our future commercial supply needs. Our current manufacturing capacity could supply up to approximately 2 million doses of rHBsAg annually, and our ability to expand Düsseldorf manufacturing capacity by improving utilization in our existing facility, improving upon our current production yields or using a new facility will take time to implement and could result in substantial cost. In the event that demand exceeds our current capacity plans, we may experience a shortage in supply of HEPLISAV-B, which could have a material adverse effect on the success of HEPLISAV-B. Likewise, in the event that HEPLISAV-B is not approved, we would have to consider other alternatives for the facility in Düsseldorf, including its sale or closure, and any such efforts would be complex, expensive, and time-consuming.

If we receive regulatory approval for our product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review.

We and our third party suppliers are required to comply with applicable GMP regulations and other international regulatory requirements. The regulations require that our product candidates be manufactured and our records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Suppliers of key components and materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. Additionally, these third parties and our manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the manufacture of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

If, as a result of the FDA’s inspections, it determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may not approve the product or may suspend the manufacturing operations. If the manufacturing operations of any of the suppliers for our product candidates are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we might be unable to ship our approved product for commercial supply or to supply our products in development for clinical trials. Significant and costly delays can occur if the qualification of a new supplier is required.

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

We may introduce certain of our product candidates, including HEPLISAV-B, in various markets outside the U.S. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial burdens on our resources and divert management’s attention from domestic operations. International operations are subject to risk, including:

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

We have withdrawn our MAA in Europe and we may not be able to provide sufficient data or respond to other comments to our previously filed MAA sufficient to obtain regulatory approvals in Europe in a reasonable time period or at all. Any failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

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

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price or the availability of appropriate reimbursement from third party payors, in particular for HEPLISAV-B where existing products are already marketed. While in the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, there can be no assurance that HEPLISAV-B would launch with stable pricing and favorable reimbursement.

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

We rely on CROs to conduct our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.

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

Notwithstanding our initial plans to launch HEPLISAV-B in the U.S., we may establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV-B, if approved. Failure to obtain a collaborative relationship for HEPLISAV-B, particularly in the European Union and for other markets requiring extensive sales efforts, may significantly impair the potential for this product, and our recent withdrawal of our MAA increases the risk that we may be unable to enter into a collaborative relationship prior to regulatory approval. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud and abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $592.9 million as of December 31, 2014. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of Rhein. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future, to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•

progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and BLA filing and communications from the FDA or other regulatory agencies;

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2014, we had 26,306,689 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2014, we leased approximately 55,200 square feet of laboratory and office space in Berkeley, California under agreements expiring in June 2018. We also lease approximately 5,600 square meters of laboratory and office space in Düsseldorf, Germany under lease agreements expiring in March 2023.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations.

On June 18, 2013, the first of two substantially similar securities class action complaints was filed in the U.S. District Court for the Northern District of California against the Company and certain of its former executive officers. The second was filed on June 26, 2013. On August 22, 2013, these two complaints and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On September 27, 2013, the Court appointed a lead plaintiff and lead counsel. On November 12, 2013, lead plaintiff filed his consolidated class action complaint (the “consolidated complaint”), which named a former director of the Company as a defendant in addition to the Company and the former executive officers identified in the two prior complaints (collectively, the “defendants”). The consolidated complaint alleged that between April 26, 2012 and June 10, 2013, the Company and certain of its executive officers and directors violated Sections 10(b)

and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, in connection with statements related to the Company’s product, HEPLISAV-B, an investigational adult hepatitis B vaccine. The consolidated complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On January 10, 2014, defendants filed a motion to dismiss the consolidated complaint.

On March 10, 2014, plaintiffs filed an opposition to the motion to dismiss the consolidated complaint. The opposition introduced a new theory of the case, so defendants permitted plaintiffs to amend their complaint. On April 7, 2014, plaintiffs filed an amended consolidated complaint (“ACC”). The ACC added a new plaintiff and several new defendants, and alleged that, between April 26, 2012 and June 10, 2013, the Company, certain of its executive officers and directors, and entities related to certain of its directors, violated Sections 10(b), 20A, and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with statements related to our product candidate, HEPLISAV-B. Specifically, the ACC alleged that the Company made fraudulent misrepresentations or omissions regarding the manufacture of HEPLISAV-B and that certain insiders unlawfully profited from such misrepresentations or omissions. The ACC sought unspecified damages, interest, attorneys’ fees, and other costs. On June 6, 2014, defendants filed a motion to dismiss the ACC. On August 8, 2014, plaintiffs filed their Opposition to that motion.

On September 10, 2014, plaintiffs filed the second amended complaint (“SAC”) to remove or correct erroneous statements attributed to confidential witnesses. The SAC retains all allegations asserted in the ACC. On October 10, 2014 defendants filed a motion to dismiss the SAC. On November 10, 2014, plaintiffs filed an opposition to the Company’s motion to dismiss the SAC. The Company filed its reply in support of the motion on December 1, 2014.

A hearing on the motion to dismiss the SAC occurred on February 20, 2015. The Court granted the motion with respect to some of the alleged misrepresentations and omissions made by the Company or certain named defendants as well as some of the insider trading claims against certain insiders and denied the motion to dismiss with respect to other alleged misrepresentations and omissions and insider trading claims.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Capital Market under the ticker symbol DVAX. Public trading of our common stock commenced on February 19, 2004. All references to numbers of shares of common stock and per-share information in this Annual Report have been adjusted retroactively to reflect the Company’s ten-for-one reverse stock split effective as of November 7, 2014. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock.

	Common Stock
	Price
	High	Low
2014
First Quarter	$20.70	$16.70
Second Quarter	$17.80	$13.00
Third Quarter	$15.90	$13.40
Fourth Quarter	$17.02	$13.70
2013
First Quarter	$33.90	$17.40
Second Quarter	$26.80	$9.80
Third Quarter	$14.60	$10.20
Fourth Quarter	$20.50	$11.00

As of March 3, 2015, there were approximately 83 holders of record of our common stock, as shown on the records of our transfer agent. We believe that our stockholders exceed 18,400 as the number of record holders excludes shares held in “street name” through brokers.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

(d)
			(c)	Maximum Number
			Total Number of Shares	(or Approximate Dollar Value)
	(a)		(or Units) Purchased as	of Shares (or Units) that
	Total Number of Shares	(b)	Part of Publicly	May Yet Be Purchased
	(or Units) Purchased(1)	Average Price Paid	Announced Plans or	Under the Plans or
Period	(In thousands)	per Share (or Unit)	Programs	Programs
October 1, 2014 to
October 31, 2014	-	$-	-	-
November 1, 2014 to
November 30, 2014	-	-	-	-
December 1, 2014 to
December 31, 2014	-	-	-	-
Total	-	$-	-	-
(1)	During the 3 months ended December 31, 2014, no securities were purchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2014, 2013 and 2012 and the Consolidated Balance Sheets Data as of December 31, 2014 and 2013 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2011 and 2010 and the Consolidated Balance Sheets Data as of December 31, 2012, 2011 and 2010 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$11,032	$11,251	$9,714	$21,614	$23,950
Operating expenses:
Research and development	84,580	50,870	49,146	51,322	53,680
General and administrative	17,377	25,943	28,164	17,570	16,879
Unoccupied facility expense	386	926	-	-	-
Amortization of intangible assets	-	-	-	299	980
Total operating expenses	102,343	77,739	77,310	69,191	71,539
Loss from operations	(91,311)	(66,488)	(67,596)	(47,577)	(47,589)
Other income (expense):
Interest income	191	116	291	103	85
Interest expense	(35)	-	(2,351)	(1,957)	(1,654)
Other income (expense), net(1)	433	(348)	(293)	834	(8,150)
Net loss	(90,722)	(66,720)	(69,949)	(48,597)	(57,308)
Net loss attributable to Dynavax	(90,722)	(66,720)	(69,949)	(48,597)	(57,308)
Preferred stock deemed dividend(2)	-	(8,469)	-	-	-
Net loss allocable to Dynavax common stockholders	$(90,722)	$(75,189)	$(69,949)	$(48,597)	$(57,308)
Basic and diluted net loss per share allocable to Dynavax common stockholders	$(3.45)	$(3.83)	$(4.10)	$(3.88)	$(6.95)
Shares used to compute basic and diluted net loss per share allocable to Dynavax common stockholders	26,289	19,628	17,047	12,510	8,246

(1)

Includes the impact of the anti-dilution provision associated with the common stock and warrants issued to Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC (collectively, “Symphony”) and the change in fair value of the Symphony-related long-term contingent and warrant liabilities for the year ended December 31, 2010.

(2)

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

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$122,652	$189,376	$125,130	$113,961	$72,154
Working capital	107,158	176,186	109,173	97,399	60,598
Total assets	138,290	204,622	139,752	134,102	84,249
Note payable to Symphony Dynamo Holdings LLC(1)	-	-	-	12,810	10,939
Long-term debt	9,559	-	-	-	-
Accumulated deficit	(592,933)	(502,211)	(435,491)	(365,542)	(316,945)
Total Dynavax stockholders’ equity	100,482	186,294	114,826	99,880	52,111

(1)	The note payable to Symphony Dynamo Holdings LLC (“Holdings”) was paid in cash on December 31, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage biopharmaceutical company that uses TLR biology to discover and develop novel vaccines and therapeutics. Our development programs are organized under our three areas of focus: vaccine adjuvants, cancer immunotherapy, and autoimmune and inflammatory diseases.

Our vaccine research has focused on the use of TLR9 agonists as novel adjuvants. Our lead vaccine product candidate is HEPLISAV-BTM, an investigational adult hepatitis B vaccine in Phase 3 clinical development. HEPLISAV-B combines our proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) to elicit a response after two doses. In Phase 3 trials, HEPLISAV-B demonstrated earlier protection with fewer doses than currently-licensed vaccines and an adverse event profile similar to a licensed hepatitis B vaccine. Based on those data, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in 2012. In 2013 the FDA issued a Complete Response Letter (“CRL”) indicating that it would not approve the BLA because hypothetical risks of the novel adjuvant warranted a larger safety database to assess the possibility of rare autoimmune side effects. In April, 2014 we initiated HBV-23, a Phase 3 study of HEPLISAV-B, in order to provide a sufficiently-sized database for the FDA to complete its review of our BLA. HBV-23 was fully enrolled in September, 2014. We expect follow-up for the last patients to be complete in October, 2015. In the first quarter of 2016, we intend to submit to FDA our revised BLA with answers to all questions raised and that submission is expected to be assigned a 6-month Prescription Drug User Fee Act (PDUFA) review period. If approved, we expect to launch HEPLISAV-B in the fourth quarter of 2016.

Through our expertise in TLR biology we have designed compounds that stimulate multiple innate mechanisms of tumor killing along with developing immune memory associated with antigens found in tumors. Our lead cancer immunotherapy candidate is SD-101, a C Class CpG TLR9 agonist that was selected for characteristics optimal for treatment of cancer, including high interferon induction. In animal models, SD-101 demonstrated significant anti-tumor effects at both the injected site and at distant sites. Two Phase 1 clinical studies of SD-101 have been completed, establishing that it is safe and well-tolerated at a range of doses far exceeding the expected therapeutic level for oncology uses. We have begun a clinical program intended to assess the preliminary efficacy of SD-101 in a range of tumors and in combination with a range of treatments.

Dynavax has several clinical and preclinical programs focused on therapeutics for autoimmune and inflammatory diseases. Our most advanced inflammatory disease candidate is AZD1419, which is partnered with AstraZeneca AB (“AstraZeneca”). AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms by converting the response from one primarily mediated by type-2 helper T cells (“Th2”) to type-1 helper T cells (“Th1”). A Phase 1a study of AZD1419 demonstrated its safety and tolerability in healthy subjects. We are currently working with AstraZeneca to design a Phase 2 study, which AstraZeneca will fully fund and we will conduct, beginning in the second half of 2015.

There is also strong rationale for the use of TLR inhibitors to treat autoimmune disease. These conditions arise from dysfunction in the innate immune system resulting in the body seeing its own cells and tissues as pathogens and attacking them. Various autoimmune diseases are characterized by over-stimulation of endosomal TLRs. Promising programs based on this science include DV1179, our TLR7/9 inhibitor for autoimmune or inflammatory conditions. In three clinical studies in both healthy subjects and patients with autoimmune disease, DV1179 was safe and well tolerated at a range of doses with up to 8 weekly injections. In a Phase 2 study in systemic lupus, DV1179 did not meet prespecified pharmacodynamic endpoints related to reduction in interferon alpha-regulated genes. Following conclusion of the study, our collaborator on this program, GSK, declined its option to license DV1179 and we regained global rights to continue the development of DV1179 and other TLR 7/9 inhibitors for all indications. Data from the lupus trial and our preclinical work suggest that DV1179 was active but did not achieve systemic bioavailability at the levels necessary to reach all of the diverse body systems impacted by lupus. Therefore, we believe that DV1179 remains an important therapeutic candidate in autoimmune and inflammatory indications that do not require systemic bioavailability. Potential applications include autoimmune pancreatitis, nonalcoholic steatohepatitis (“NASH”) and autoimmune skin diseases such as scleroderma and dermatomyositis.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $592.9 million at December 31, 2014. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

As of December 31, 2014, we had $122.7 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

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

Non-refundable upfront fees received for license and collaborative agreements entered into prior to January 1, 2011 and other payments under collaboration agreements where we have continuing performance obligations related to the payments are deferred and recognized over our estimated performance period. Revenue is recognized on a ratable basis, unless we determine that another method is more appropriate, through the date at which our performance obligations are completed. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2014.

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

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value-based measurement of our stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value-based measurement of stock options, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on the historical volatility of our stock price. To the extent volatility in our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the period of revision.

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

The following is a summary of our revenues for the years ended December 31, 2014, 2013 and 2012 (in thousands, except for percentages):

						Increase
				Increase		(Decrease)
				(Decrease) from		from
	Year Ended December 31,			2013 to 2014		2012 to 2013
Revenues:	2014	2013	2012	$	%	$	%
Collaboration revenue	$7,933	$4,929	$4,610	$3,004	61%	$319	7%
Grant revenue	2,688	5,138	3,939	(2,450)	(48)%	1,199	30%
Service and license revenue	411	1,184	1,165	(773)	(65)%	19	2%
Total revenues	$11,032	$11,251	$9,714	$(219)	(2)%	$1,537	16%

2014 versus 2013

Total revenues for the year ended December 31, 2014, decreased by $0.2 million or 2% as compared to the same period in 2013, as the increase in collaboration revenue offset the decrease in grant revenue and service and license revenue. Collaboration revenue for the year ended December 31, 2014, increased by $3.0 million due to a $5.4 million payment received from AstraZeneca in the first quarter of 2014 that is being deferred and recognized over the estimated performance period and recognition of $1.1 million of additional revenue resulting from a revision of the estimated period of performance under the GSK collaboration agreement. Grant revenue for the year ended December 31, 2014, decreased by $2.5 million from the same period in 2013 primarily due to a decrease in revenue recognized from our National Institute of Health’s National Institute of Allergy and Infectious Diseases (“NIAID”) contracts for adjuvant development and other programs funded by grants. Service and license revenue for the year ended December 31, 2014, decreased by $0.8 million from the same period in 2013 due to lower royalty revenue received by Dynavax Europe.

2013 versus 2012

Total revenues for the year ended December 31, 2013, increased by $1.5 million, or 16%, as compared to the same period in 2012 principally due to an increase in grant revenue. Grant revenue for the year ended December 31, 2013, increased by $1.2 million from the same period in 2012 primarily due to an increase in revenue recognized from our NIAID contract for adjuvant development and other programs funded by grants.

Research and Development

Research and development expense consists primarily of compensation and related personnel costs, which include benefits, recruitment, travel and supply costs, outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the years ended December 31, 2014, 2013 and 2012, approximately 80%, 73% and 73%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs. The following is a summary of our research and development expense (in thousands, except for percentages):

						Increase
				Increase		(Decrease)
				(Decrease) from		from
	Year Ended December 31,			2013 to 2014		2012 to 2013
Research and Development:	2014	2013	2012	$	%	$	%
Compensation and related personnel costs	$24,352	$20,649	$21,134	$3,703	18%	$(485)	(2)%
Outside services	50,923	20,247	19,371	30,676	152%	876	5%
Facility costs	6,437	5,746	5,127	691	12%	619	12%
Non-cash stock-based compensation	2,868	4,228	3,514	(1,360)	(32)%	714	20%
Total research and development	$84,580	$50,870	$49,146	$33,710	66%	$1,724	4%

2014 versus 2013

Research and development expense for the year ended December 31, 2014, increased by $33.7 million, or 66%, as compared to 2013. Outside services increased by $30.7 million for the year ended December 31, 2014, compared to the same period in 2013 primarily due to the initiation of our HEPLISAV-B clinical trial during 2014. Compensation and related personnel costs increased by $3.7 million due to an overall increase in employee headcount. Non-cash stock-based compensation expense decreased by $1.4 million as accelerated vesting of stock options and modifications of stock options related to management continuity and severance agreements was incurred in 2013 and no such expense was incurred in 2014. Facility costs increased by $0.7 million compared to 2013 due to repairs and maintenance of our manufacturing facility.

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

The following is a summary of our general and administrative expenses (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2013 to 2014		2012 to 2013
General and Administrative:	2014	2013	2012	$	%	$	%
Compensation and related personnel costs	$6,637	$10,521	$9,468	$(3,884)	(37)%	$1,053	11%
Outside services	4,325	4,319	8,730	6	0%	(4,411)	(51)%
Legal costs	2,491	2,361	2,437	130	6%	(76)	(3)%
Facility costs	703	630	604	73	12%	26	4%
Non-cash stock-based compensation	3,221	8,112	6,925	(4,891)	(60)%	1,187	17%
Total general and administrative	$17,377	$25,943	$28,164	$(8,566)	(33)%	$(2,221)	(8)%

2014 versus 2013

General and administrative expenses for the year ended December 31, 2014, decreased by $8.6 million, or 33%, compared to the same period in 2013. Non-cash stock-based compensation decreased by $4.9 million for the year ended December 31, 2014, as the same period in 2013 included accelerated vesting of stock options related to the transition of our former Chief Executive Officer and certain other employees and executive officers. Compensation and related personnel costs decreased by $3.9 million for the year ended December 31, 2014, as the same period in 2013 included severance expense and other one-time compensation costs related to our former Chief Executive Officer and certain other employees and executive officers.

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

The following is a summary of our interest income, interest expense and other income (expense) (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2013 to 2014		2012 to 2013
	2014	2013	2012	$	%	$	%
Interest income	$191	$116	$291	$75	65%	$(175)	(60)%
Interest expense	$(35)	$-	$(2,351)	$35	100%	$(2,351)	(100)%
Other income (expense)	$433	$(348)	$(293)	$781	224%	$(55)	(19)%

Interest income for the year ended December 31, 2014, increased by $0.1 million, or 65%, compared to the same period in 2013 due to higher average marketable securities balance in 2014 as compared to 2013, resulting from the October 2013 common stock and preferred stock offerings which resulted in net proceeds of approximately $80.9 and $44.2 million, respectively. Interest income for the year ended December 31, 2013, decreased by $0.2 million, or 60%, compared to the same period in 2012 due to lower average marketable securities balance.

Interest expense for the year ended December 31, 2014 increased over the same period in 2013 due to the accretion of interest expense related to the note payable to Hercules Technology Growth Capital, Inc. (“Hercules”). Interest expense for the year ended December 31, 2013 decreased compared to the same period in 2012 due to the interest recorded for the note payable to Holdings which was repaid in cash on December 31, 2012.

Other income (expense) for the year ended December 31, 2014 increased by $0.8 million or 224%, compared to the same period in 2013 due to gain on foreign currency transactions in 2014 related to fluctuations in the value of the Euro compared to the U.S. dollar. Other income (expense) for the year ended December 31, 2013 decreased by $0.1 million, or 19%, compared to the same period in 2012 due to losses on foreign currency transactions in 2013 related to fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of December 31, 2014, we had $122.7 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds and U.S. government agency securities.

In December 2014, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules under which we may borrow up to $40.0 million in two tranches. We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, can be drawn at our option any time prior to September 30, 2015, but only if we have achieved certain milestones relating to the ongoing HEPLISAV–B Phase 3 study. The term loan accrues interest at equal to the greater of either (i) 9.75% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.75% per annum and is secured by substantially all of our existing and after-acquired assets, excluding our intellectual property assets.

On November 10, 2014, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50 million from time to time through Cowen as our sales agent. Sales of our common stock through Cowen, if any, will be made by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cowen. Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Agreement. No sales of our common stock have taken place under this Agreement as of December 31, 2014.

During the year ended December 31, 2014, we used $73.7 million of cash for our operations and had a net loss of $90.7 million, of which $8.7 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, accretion and amortization on marketable securities and loss on lease. By comparison, during the year ended December 31, 2013, we used $58.7 million of cash for our operations with a net loss of $66.7 million, of which $15.5 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, accretion and amortization on marketable securities and loss on lease. Cash used in our operations during 2014 increased by $15.1 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2014, cash provided by investing activities was $90.6 million compared to $51.4 million of cash used in investing activities for the year ended December 31, 2013. Cash provided by investing activities during 2014 included $92.3 million of net proceeds of marketable securities versus $49.7 million of net purchases of marketable securities during 2013. Net cash used in the purchases of equipment increased an additional $38 thousand compared to the prior year and totaled $1.7 million and $1.6 million in 2014 and 2013, respectively.

During the year ended December 31, 2014, cash provided by financing activities decreased by $115.5 million, totaling $9.9 million, compared to $125.4 million for the year ended December 31, 2013. Cash provided by financing activities for the year ended December 31, 2014 included net proceeds of $9.6 million drawn down under the Hercules Loan Agreement. Cash provided by financing activities in 2013 included the sale of 7,957,000 shares of common stock and 43,430 shares of Series B Convertible Preferred Stock in separate underwritten public offerings for net proceeds of $125.1 million. Additionally, proceeds from warrant exercises for the year ended December 31, 2014 increased $0.2 million as compared to the same period in 2013.

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

During the year ended December 31, 2013, cash provided by financing activities increased by $66.4 million, totaling $125.4 million, compared to $59.0 million for the year ended December 31, 2012. Cash provided by financing activities in 2013 included the sale of 7,957,000 shares of common stock and 43,430 shares of Series B Convertible Preferred Stock in separate underwritten public offerings for net proceeds of $125.1 million. Cash provided by financing activities for the year ended December 31, 2012 included net proceeds of $69.6 million from a public stock offering of common stock. These proceeds were partially offset by our $15.0 million repayment of the note payable to Holdings on December 31, 2012. Additionally, proceeds from stock option and warrant exercises for the year ended December 31, 2013 decreased $1.8 million as compared to the same period in 2012.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of December 31, 2014 and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Contractual Obligations

The following summarizes our significant contractual obligations at December 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations:	Total	2015	2016-2017	2018-2019	2020 and Thereafter
Operating leases	$10,279	$2,213	$4,578	$1,801	$1,687
Debt obligations(1)
Principal	10,000	-	7,425	2,575	-
Interest	2,343	929	1,328	86	-
Fees	840	-	-	840	-
Total	$23,462	$3,142	$13,331	$5,302	$1,687
(1)	See Note 10: Long-Term Debt, of Notes to Consolidated Financial Statements for further discussion of our debt obligations.

We lease our facilities in Berkeley, California (the “Berkeley Lease”), and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively.

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million during 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. During the first three quarters of 2014, we reassessed our timing and ability to sublet a portion of our facility and recorded a total unoccupied facility expense of $0.4 million for the year ended December 31, 2014. In December 2014, we decided to utilize the unoccupied portion of the facility and began to recognize rent expense under the terms noted in the operating lease agreement.

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for the Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2014 and is collateralized by a certificate of deposit for $0.4 million which has been included in restricted cash in the consolidated balance sheets as of December 31, 2014 and 2013. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of approximately 0.2 million Euros. The letter of credit remained outstanding through December 31, 2014 and is collateralized by a certificate of deposit for 0.2 million Euros which has been included in restricted cash in the consolidated balance sheets as of December 31, 2014 and 2013.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of December 31, 2014, under the terms of our agreements, including certain agreements relating to the ongoing Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $25.5 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds and U.S. government agency securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $1.0 million or $1.3 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax Europe with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2014 was $1.7 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2014, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dynavax Technologies Corporation

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynavax Technologies Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 5, 2015

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$49,511	$23,122
Marketable securities available-for-sale	73,141	166,254
Accounts receivable	727	1,627
Prepaid expenses and other current assets	4,058	1,375
Total current assets	127,437	192,378
Property and equipment, net	7,924	8,706
Goodwill	2,277	2,579
Restricted cash	632	662
Other assets	20	297
Total assets	$138,290	$204,622
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,159	$1,901
Accrued research and development	6,938	2,402
Accrued liabilities	6,317	5,764
Deferred revenues	5,865	6,125
Total current liabilities	20,279	16,192
Deferred revenues, net of current portion	6,900	1,173
Long term debt	9,559	-
Other long-term liabilities	1,070	963
Total liabilities	37,808	18,328
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:
Series B Convertible Preferred Stock — 43 shares at December 31, 2014 and 2013	-	-
Common stock: $0.001 par value; 69,500 and 35,000 shares authorized at December 31, 2014 and 2013, respectively; 26,307 and 26,280 shares issued and outstanding at December 31, 2014 and 2013, respectively	26	263
Additional paid-in capital	695,058	688,390
Accumulated other comprehensive loss	(1,669)	(148)
Accumulated deficit	(592,933)	(502,211)
Total stockholders’ equity	100,482	186,294
Total liabilities and stockholders’ equity	$138,290	$204,622

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Collaboration revenue	$7,933	$4,929	$4,610
Grant revenue	2,688	5,138	3,939
Service and license revenue	411	1,184	1,165
Total revenues	11,032	11,251	9,714
Operating expenses:
Research and development	84,580	50,870	49,146
General and administrative	17,377	25,943	28,164
Unoccupied Facility expense	386	926	-
Total operating expenses	102,343	77,739	77,310
Loss from operations	(91,311)	(66,488)	(67,596)
Other income (expense):
Interest income	191	116	291
Interest expense	(35)	-	(2,351)
Other income (expense), net	433	(348)	(293)
Net loss	(90,722)	(66,720)	(69,949)
Preferred stock deemed dividend	-	(8,469)	-
Net loss allocable to common stockholders	$(90,722)	$(75,189)	$(69,949)
Net loss per share allocable to common stockholders - basic and diluted	$(3.45)	$(3.83)	$(4.10)
Weighted average shares outstanding used to compute basic and diluted net loss per share allocable to common stockholders	26,289	19,628	17,047

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(90,722)	$(66,720)	$(69,949)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities available-for-sale	32	(76)	48
Cumulative foreign currency translation adjustments	(1,553)	523	366
Total other comprehensive (loss) income	(1,521)	447	414
Total comprehensive loss	$(92,243)	$(66,273)	$(69,535)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Common Stock		Preferred Stock		Additional	Other		Total
		Par		Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2011	15,463	155	-	-	466,276	(1,009)	(365,542)	99,880
Issuance of common stock upon exercise of stock options and restricted stock awards	122	1	-	-	1,954	-	-	1,955
Issuance of common stock under Employee Stock Purchase Plan	14	-	-	-	307	-	-	307
Proceeds from issuances of common stock and warrants, net of issuance costs	2,680	27	-	-	71,753	-	-	71,780
Stock compensation expense	-	-	-	-	10,439	-	-	10,439
Total other comprehensive income	-	-	-	-	-	414	-	414
Net loss	-	-	-	-	-	-	(69,949)	(69,949)
Balances at December 31, 2012	18,279	183	-	-	550,729	(595)	(435,491)	114,826
Issuance of common stock upon exercise of stock options and restricted stock awards	11	-	-	-	112	-	-	112
Issuance of common stock under Employee stock purchase plan	13	-	-	-	224	-	-	224
Restricted stock award delivered	12	-	-	-		-	-	-
Issuance of common stock, net of issuance costs	7,957	80	-		80,919	-	-	80,999
Issuance of Series B convertible preferred stock, net of issuance costs	-	-	43	-	44,209	-	-	44,209
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend to holders of Series B convertible preferred stock	-	-	-	-	-	-	-	-
Initial expenses related to ATM agreement	-	-	-	-	(143)	-	-	(143)
Warrants exercised	8	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	12,340	-	-	12,340
Total other comprehensive income	-	-	-	-	-	447	-	447
Net loss	-	-	-	-	-	-	(66,720)	(66,720)
Balances at December 31, 2013	26,280	$263	43	$-	$688,390	$(148)	$(502,211)	$186,294
Issuance of common stock upon exercise of stock options and restricted stock awards	5	-	-	-	49	-	-	49
Reverse stock split	-	(237)	-	-	237	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	11	-	-	-	130	-	-	130
Warrants exercised	11	-	-	-	163	-	-	163
Stock compensation expense	-	-	-	-	6,089	-	-	6,089
Total other comprehensive income (loss)	-	-	-	-	-	(1,521)	-	(1,521)
Net loss	-	-	-	-	-	-	(90,722)	(90,722)
Balances at December 31, 2014	26,307	$26	43	$-	$695,058	$(1,669)	$(592,933)	$100,482

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(90,722)	$(66,720)	$(69,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,404	1,327	1,207
(Gain) loss on disposal of property and equipment	(24)	18	8
Accretion of discounts and amortization of premiums of marketable securities	881	923	1,298
Interest associated with long-term note payable to Symphony Dynamo Holdings LLC (“Holdings")	-	-	2,190
Loss on lease	386	926	-
Stock compensation expense	6,089	12,340	10,439
Changes in operating assets and liabilities:
Accounts receivable	900	(622)	8,522
Prepaid expenses and other current assets	(2,683)	677	(922)
Restricted cash and other assets	277	176	(116)
Accounts payable	(523)	(657)	126
Accrued liabilities and other long term liabilities	4,810	(2,291)	1,916
Deferred revenues	5,467	(4,770)	1,472
Net cash used in operating activities	(73,738)	(58,673)	(43,809)
Investing activities
Purchases of marketable securities	(44,807)	(192,044)	(206,149)
Proceeds from maturities of marketable securities	137,071	142,321	169,387
Purchases of property and equipment, net	(1,667)	(1,629)	(2,931)
Net cash provided by (used in) investing activities	90,597	(51,352)	(39,693)
Financing activities
Proceeds from issuances of common stock	-	80,856	71,780
Proceeds from issuances of preferred stock	-	44,209	-
Proceeds from exercise of stock options and restricted stock awards	49	112	1,955
Proceeds from Employee Stock Purchase Plan	130	224	307
Proceeds from exercise of warrants	163	-	-
Proceeds from long-term debt payable to Hercules, net	9,559	-	-
Payment of notes payable to Holdings	-	-	(15,000)
Net cash provided by financing activities	9,901	125,401	59,042
Effect of exchange rate changes on cash and cash equivalents	(371)	147	118
Net increase (decrease) in cash and cash equivalents	26,389	15,523	(24,342)
Cash and cash equivalents at beginning of year	23,122	7,599	31,941
Cash and cash equivalents at end of year	$49,511	$23,122	$7,599
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$841	$86	$169
Net change in unrealized gain (loss) on marketable securities	$32	$(76)	$48

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics.  Our development programs are organized under our three areas of focus:  vaccine adjuvants, cancer immunotherapy, and autoimmune and inflammatory diseases. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2014, we had cash, cash equivalents and marketable securities of $122.7 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of December 31, 2014 and anticipated revenues and funding from existing collaboration agreements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make informed estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s ten-for-one reverse stock split effected on November 7, 2014. The par value was not adjusted as a result of the reverse stock split.

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiary, Rhein. Accordingly, assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the year. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2014, 2013 and 2012, we reported an unrealized loss of $1.6 million, an unrealized gain of $0.5 million and an unrealized gain of $0.4 million, respectively. Realized gains and losses resulting from currency transactions are included in the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, we reported a gain of $0.4 million, a loss of $0.2 million and a loss of $0.2 million, respectively, resulting from currency transactions in our consolidated statements of operations.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty, to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with our investment policy, we invest in short-term money market funds and U.S. government agency securities. We believe these types of investments are subject to minimal credit and market risk.

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

Concentration of Credit Risk and Other Risks and Uncertainties

We operate in one business segment, which is the discovery and development of biopharmaceutical products. We determine our segments based on the way we organize our business by making operating decisions and assessing performance. In fiscal years 2014, 2013 and 2012, 96%, 89% and 88% of our revenues were earned in the United States, respectively, and the remaining revenues were earned in Germany. As of December 31, 2014 and 2013, 11% and 9%, respectively, of our long-lived assets were located in the United States and the remaining long-lived assets were located in Germany.

Financial instruments that are subject to concentration of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. Our policy is to invest cash in institutional money market funds and marketable securities of U.S. government and corporate issuers with high credit quality to limit the amount of credit exposure. We currently maintain a portfolio of cash equivalents and marketable securities in a variety of securities, including short-term money market funds and U.S. government agency securities. We have not experienced any losses on our cash equivalents and marketable securities.

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

We are subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, new technological innovations, clinical development risk, establishment of appropriate commercial partnerships, protection of proprietary technology, compliance with government and environmental regulations, uncertainty of market acceptance of products, product liability, the volatility of our stock price and the need to obtain additional financing.

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized over the remaining life of the initial lease term or the estimated useful lives of the assets, whichever is shorter.

We evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate, based on undiscounted future operating cash flows, that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. When an indicator of impairment exists, long-lived assets are written down to their respective fair values. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows. No impairments of purchased intangible assets or material impairments of tangible assets have been identified during the years presented.

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

Non-refundable upfront fees received for license and collaborative agreements entered into and other payments under collaboration agreements where we have continuing performance obligations related to the payments are deferred and recognized over our estimated performance period. Revenue is recognized on a ratable basis, unless we determine that another method is more appropriate, through the date at which our performance obligations are completed. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2014.

Stock-Based Compensation

Stock-based compensation expense for stock options and other stock awards is estimated at the grant date based on the award’s fair value-based measurement and is recognized on a straight-line basis over the award’s vesting period, assuming appropriate forfeiture rates. Our determination of the fair value-based measurement of stock options on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact our operating results.

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value-based measurement of our stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value-based measurement of stock options, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on the historical volatility of our stock price. To the extent volatility in our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the period of revision.

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Additionally, we assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have provided a full valuation allowance on our deferred tax assets at December 31, 2014 and 2013 because we believe it is more likely than not that our deferred tax assets will not be realized as of December 31, 2014, and 2013.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The Company is currently evaluating the impact of the provisions of ASC 606. This standard is effective for public entities for annual and interim periods beginning after December 31, 2016, which will be the Company’s fiscal year 2017.

3.	Fair Value Measurements

The Company measures fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities;
•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities; therefore, requiring an entity to develop its own valuation techniques and assumptions.

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities are considered reasonable estimates of their respective fair value because of their short-term nature. The carrying amount of our long-term debt is considered a reasonable estimate of its respective fair value as it is amortized over its life using the effective interest rate.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds	$46,989	$-	$-	$46,989
U.S. government agency securities	-	73,141	-	73,141
Total	$46,989	$73,141	$-	$120,130

	Level 1	Level 2	Level 3	Total
December 31, 2013
Money market funds	$20,013	$-	$-	$20,013
U.S. government agency securities	-	167,597	-	167,597
Total	$20,013	$167,597	$-	$187,610

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

There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2014.

4.	Cash, Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities as of December 31, 2014, and 2013 consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2014
Cash and cash equivalents:
Cash	$2,522	$-	$-	$2,522
Money market funds	46,989	-	-	46,989
Total cash and cash equivalents	49,511	-	-	49,511
Marketable securities available-for-sale:
U.S. government agency securities	73,140	11	(10)	73,141
Total marketable securities available-for-sale	73,140	11	(10)	73,141
Total cash, cash equivalents and marketable securities	$122,651	$11	$(10)	$122,652
December 31, 2013
Cash and cash equivalents:
Cash	$1,766	$-	$-	$1,766
Money market funds	20,013	-	-	20,013
U.S. government agency securities	1,343	-	-	1,343
Total cash and cash equivalents	23,122	-	-	23,122
Marketable securities available-for-sale:
U.S. government agency securities	166,285	16	(47)	166,254
Total marketable securities available-for-sale	166,285	16	(47)	166,254
Total cash, cash equivalents and marketable securities	$189,407	$16	$(47)	$189,376

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	December 31, 2014
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$72,390	$72,391
Mature after one year through two years	750	750
	$73,140	$73,141

There were no realized gains or losses from the sale of marketable securities in the years ended December 31, 2014, 2013 and 2012. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity.

5.	Property and Equipment

Property and equipment as of December 31, 2014, and 2013 consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2014	2013
Manufacturing equipment	5-14	$8,171	$8,968
Lab equipment	5-13	6,473	7,227
Computer equipment	3	2,196	1,962
Furniture and fixtures	3	1,070	1,056
Leasehold improvements	5-7	5,690	6,048
Assets in progress		935	762
		24,535	26,023
Less accumulated depreciation and amortization		(16,611)	(17,317)
Total		$7,924	$8,706

Depreciation and amortization expense on property and equipment was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6.	Current Accrued Liabilities

Current accrued liabilities as of December 31, 2014, and 2013 consist of the following (in thousands):

	December 31,
	2014	2013
Payroll and related expenses	$4,613	$3,639
Legal expenses	224	339
Third party research expenses	5,898	900
Third party development expenses	1,000	1,313
Third party regulatory expenses	40	189
Other accrued liabilities	1,480	1,786
Total	$13,255	$8,166

7.	Commitments and Contingencies

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

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million during 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. During the first three quarters of 2014, we reassessed our timing and ability to sublet a portion of our facility and recorded a total unoccupied facility expense of $0.4 million for the year ended December 31, 2014. In December 2014, we decided to utilize the unoccupied portion of the facility and began to recognize rent expense under the terms noted in the operating lease agreement.

Total net rent expense related to our operating leases for the years ended December 31, 2014, 2013 and 2012, was $1.7 million, $1.9 million and $1.7 million, respectively. Deferred rent was $0.6 million as of December 31, 2014 and 2013. Deferred loss on lease was $0.7 million as of December 31, 2014 and 2013.

Future minimum payments under the non-cancelable portion of our operating leases at December 31, 2014, excluding payments from sublease payments, are as follows (in thousands):

Year ending December 31,
2015	$2,213
2016	2,264
2017	2,313
2018	1,282
2019	519
Thereafter	1,687
Total	$10,278

During the fourth quarter of 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2014, and is collateralized by a certificate of deposit for $0.4 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2014 and 2013. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

We established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of approximately 0.2 million Euros. The letter of credit remained outstanding through December 31, 2014 and is collateralized by a certificate of deposit for 0.2 million Euros, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2014 and 2013.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of December 31, 2014, under the terms of our agreements, including certain agreements relating to the ongoing Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $25.5 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

From time to time, we are involved in claims, suits, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, commercial claims, and other matters. Such claims, suits, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial fines and penalties or orders requiring a change in our business practices, which could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period.

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

In April 2007, we exercised the Program Option for the hepatitis B program. In November 2009, we entered into an agreement with Holdings to modify the provisions of and to exercise the Original Purchase Option and on December 30, 2009 we completed the acquisition of all of the outstanding equity of SDI. In conjunction with the acquisition of SDI, we agreed to contingent cash payments from us equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies originally licensed to SDI. We have made no payments and have not recorded a liability as of December 31, 2014.

9.	Collaborative Research, Development and License Agreements

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

In January 2014, we amended our agreement with AstraZeneca for the clinical development of AZD1419 whereby responsibility for conducting clinical trials was transferred from Dynavax to AstraZeneca upon completion of the Phase 1 trial. In the first quarter of 2014, we received a $5.4 million payment that was due upon execution of this amended agreement.

In August 2014, we announced the results of a Phase 1 study in which AZD1419 or placebo was delivered by inhalation to 45 healthy volunteers. The primary study objective was to assess the safety of ascending doses of AZD1419 administered weekly for up to 4 weeks.  Doses up to 15.4 mg/week were well tolerated and no serious adverse events were observed in treated subjects. Secondary endpoints assessing pharmacodynamics were met, with dose-dependent induction of interferon-regulated genes in sputum and blood cells.

In December 2014, we again amended our agreement with AstraZeneca for the clinical development of AZD1419.  Under the terms of this amendment, AstraZeneca will fully fund and Dynavax will conduct a Phase IIa safety and efficacy trial of AZD1419 in patients with asthma. In the fourth quarter of 2014, we received an $8.0 million payment due upon execution of this amended agreement.

Under the terms of this agreement, as amended, we are eligible to receive up to $100 million in additional milestone payments. Additionally, upon commercialization, we are eligible to receive tiered royalties ranging from the mid to high single-digits based on product sales of any products originating from the collaboration. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

Revenue from the $5.4 million payment received in the first quarter of 2014 was deferred and is being recognized over the estimated remaining period of performance, which is approximately 48 months. Revenue from the $8.0 million payment received in the fourth quarter of 2014 was deferred and is being recognized over the estimated remaining period of performance, which is approximately 30 months. Revenue from the $3.0 million initial payment received in 2011 was deferred and is being recognized over the estimated remaining period of performance, which is approximately 74 months. Revenue from the development funding payments is being recognized as the development work is performed.

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2014	2013	2012
Initial payment	$681	$720	$720
Subsequent payment	2,554	-	-
Performance of research activities	2,174	2,507	2,462
Total	$5,409	$3,227	$3,182

As of December 31, 2014 and 2013, total deferred revenue from the initial payment, subsequent payment and development funding payments was $12.8 million and $4.8 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

GlaxoSmithKline

In December 2008, we entered into a worldwide strategic alliance with GSK to discover, develop and commercialize TLR inhibitors. Under the terms of the arrangement, as amended, we agreed to conduct research and early clinical development of product candidates and GSK received an option to license those candidates. Under the collaboration, we conducted a Phase 1 clinical trial in the lead TLR 7/9 program with DV1179 to assess its safety and tolerability in healthy volunteers followed by a Phase 1b/2a study of safety and pharmacodynamics in patients with systematic lupus erythematosus (“SLE”).

In August 2014, we announced results of the Phase 1b/2a clinical trial in which DV1179 did not meet the primary or secondary pharmacodynamic endpoints. The agreement with GSK expired in November 2014. The Company has regained global rights to continue the development of DV1179 and other TLR 7/9 inhibitors for all indications.

Under the terms of the arrangement, as amended, we received an initial payment of $10 million in 2008. The deliverables under this arrangement did not have stand-alone value and so did not qualify as separate units of accounting. Revenue from the initial payment from GSK was deferred and is being recognized over the estimated period of performance under the agreement, initially estimated to be seven years. In 2013 we reevaluated and revised the estimated period of performance under the agreement resulting in the recognition of $1.1 million of additional revenue for the year ended December 31, 2014.

The following table summarizes the revenues recognized under our agreement with GSK, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2014	2013	2012
Initial payment	$2,524	$1,702	$1,428
Total	$2,524	$1,702	$1,428

As of December 31, 2014, no deferred revenue relating to the initial payment remains. As of December 31, 2013, deferred revenue relating to the initial payment was $2.5 million.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the years ended December 31, 2014 and 2013 from the following awards:

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

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID, included as grant revenue in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2014	2013	2012
NIAID contracts	$2,095	$4,103	$3,571
All other NIH contracts	593	1,035	368
Total grant revenue	$2,688	$5,138	$3,939

10.	Long-Term Debt

In December 2014, we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) under which we may borrow up to $40.0 million in two tranches.

We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, can be drawn at our option any time prior to September 30, 2015, but only if we have achieved certain milestones relating to the ongoing HEPLISAV–B Phase 3 study (“Milestone A”). We plan to use the proceeds received under the Loan Agreement to provide additional funding for HEPLISAV–B development and pre-commercialization activities, as a potential source of funding for clinical trials for its cancer immunotherapeutic product candidate, SD-101, and for general corporate purposes.

The interest rate for each tranche in the Loan Agreement is calculated at a rate equal to the greater of either (i) 9.75% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.75%. Payments under the Loan Agreement are interest only until February 1, 2016 (which will be extended until August 1, 2016, if  we achieve Milestone A on or before September 30, 2015, and which will be extended until February 1, 2017, if we meet certain additional HEPLISAV-B Phase 3 related milestones (“Milestone B”) on or before August 1, 2016). The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30 month schedule through the scheduled maturity date on July 1, 2018 (which would be extended through January 1, 2019 if we achieve Milestone A on or before September 30, 2015 or Milestone B on or before August 1, 2016) (the “Loan Maturity Date”). The entire principal balance, including a balloon payment of principal, as applicable, will be due and payable on the Loan Maturity Date, which we recorded as a liability and debt discount at the origination of the loan.

A final payment equal to $840,000 (if an aggregate of $10.0 million is advanced under the Loan Agreement) or $2,400,000 (if an aggregate of $40.0 million is advanced under the Loan Agreement) will be due on the Loan Maturity Date, or such earlier date specified in the Loan Agreement. Our obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property. Additionally, we paid a $400,000 facility charge to Hercules. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the term loan using the effective interest method.

In addition, Hercules was granted the right, at its discretion, to participate in any Subsequent Financing in an aggregate amount of up to $1,500,000 (that is, a maximum amount of $1,500,000 with respect to all subsequent financings collectively) on the same terms, conditions and pricing afforded to others participating in any such Subsequent Financing.

The Hercules Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default. At December 31, 2014, we were in compliance with all loan covenants. Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which is 1.50% of the outstanding loan balance and accrued but unpaid interest.

As of December 31, 2014, we had outstanding borrowings under the Hercules Loan Agreement of $10.0 million, with a carrying value of $9.6 million, net of the debt discounts of the $0.4 million facility charge and a $45 thousand commitment fee. Amortization of the debt discount was immaterial for the year ended December 31, 2014.

The following table summarizes our outstanding future minimum payments associated with our long-term debt as of December 31, 2014 (in thousands):

Obligations:	Total	2015	2016-2017	2018-2019	2020 and Thereafter
Principal payments on long-term debt	$10,000	$-	$7,425	$2,575	$-
Interest payments on long-term debt	2,343	929	1,328	86	-
Total	$12,343	$929	$8,753	$2,661	$-

11.	Net Loss Per Share

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

	December 31,
	2014	2013	2012
Basic and diluted net loss per share (in thousands, except per share amounts):
Numerator:
Net loss	(90,722)	(66,720)	(69,949)
Preferred stock deemed dividend	-	(8,469)	-
Net loss allocable to common stockholders	$(90,722)	$(75,189)	$(69,949)
Denominator for basic and diluted net loss per share allocable to common stockholders:
Weighted-average common shares outstanding	26,289	19,628	17,047
Basic and diluted net loss per share allocable to common stockholders	$(3.45)	$(3.83)	$(4.10)

Outstanding warrants, stock options, Series B Convertible Preferred Stock and stock subject to repurchase by us under stock awards were excluded from the calculation of net loss per share allocable to common stockholders as the effect of their inclusion would have been anti-dilutive.

	December 31,
	2014	2013	2012
Outstanding securities not included in diluted net loss per share calculation (in thousands):
Stock options and stock awards	1,998	1,704	1,556
Series B Convertible Preferred Stock (as converted to common stock)	4,343	4,343	-
Warrants	1,081	1,246	1,271
	7,422	7,293	2,827

12.	Preferred Stock, Common Stock and Warrants

Preferred Stock Outstanding

As of December 31, 2014 there were 5,000,000 shares of preferred stock authorized and 43,430 shares of Series B Convertible Preferred Stock outstanding.

In October 2013 the Company sold 43,430 shares of $0.001 par value Series B Convertible Preferred Stock for a purchase price of $1,075 per share and gross proceeds of approximately $46.7 million in an underwritten public offering. After issuance costs of approximately $2.5 million, the net proceeds from the offering were approximately $44.2 million.

Each share of Series B Convertible Preferred Stock is convertible into 100 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Convertible Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Convertible Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Convertible Preferred Stock is required to amend the terms of the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series B Convertible Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Convertible Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

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

Preferred Share Purchase Rights

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

Common Stock Outstanding

On November 10, 2014, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50,000,000 from time to time through Cowen as our sales agent. Sales of our common stock through Cowen, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cowen. Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Agreement. No sales of our common stock have taken place under this ATM Agreement as of December 31, 2014.

In October 2013 we completed an underwritten public offering of 7,957,000 shares of our common stock to the public at $1.075 per share. The gross proceeds to us from this offering were approximately $85.5 million. After deducting issuance costs of approximately $4.5 million, the net proceeds from the offering were approximately $80.9 million.

Warrants

As of December 31, 2014, warrants to purchase an aggregate of approximately 1,100,000 shares of our common stock were outstanding. The warrants are exercisable at a weighted average price of $15.00 per share and will expire on April 16, 2015. During the years ended December 31, 2014, and 2013, warrants were exercised to purchase an aggregate of approximately 11,000 and 25,000 shares, respectively, of our common stock.

13.	Equity Plans and Stock-Based Compensation

Stock Plans

Under the 2004 Stock Incentive Plan options to purchase 349,853 shares of common stock remained outstanding as of December 31, 2014

Under the 2010 Employment Inducement Award Plan options to purchase 12,500 shares of common stock remained outstanding as of December 31, 2014

The 2011 Equity Incentive Plan (“2011 Plan”) was approved by the Company’s stockholders and adopted in January 2011. On May 29, 2013, the stockholders of the Company approved an amendment to the 2011 Plan to increase the number of shares of common stock authorized for issuance under the plan by 1,000,000. The 2011 Plan, as amended, provides for the issuance of up to 2,500,000 shares of our common stock to employees and non-employees of the Company and became effective on January 6, 2011. The 2011 Plan is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the 2011 Plan have a term of 10 years unless earlier terminated by the Board of Directors. After the adoption of the 2011 Plan, no additional awards were granted under either the 2004 Plan or the Inducement Plan. As of January 6, 2011, all shares subject to awards outstanding under the 2004 Plan and Inducement Plan that expire or are forfeited will be included in the reserve for the 2011 Plan to the extent such shares would otherwise return to such plans. As of December 31, 2014, options to purchase 1,456,927 shares of common stock remained outstanding under the 2011 Plan. As of December 31, 2014, there were 1,023,365 shares of common stock reserved for issuance under the 2011 Plan.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	1,576	$31.66
Options granted	582	16.75
Options exercised	(5)	9.90
Options cancelled:
Options forfeited (unvested)	(86)	23.94
Options cancelled (vested)	(247)	30.51
Balance at December 31, 2014	1,820	27.48	6.07	$833
Vested and expected to vest at December 31, 2014	1,820	27.48	6.07	$833
Exercisable at December 31, 2014	1,040	33.10	4.02	$649

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was, $0.1 million, $0.3 million and $2.7 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was, $5.6 million, $12.1 million and $9.6 million, respectively.

Our non-vested stock awards are comprised of restricted stock units granted with performance and time-based vesting criteria. A summary of the status of non-vested restricted stock units as of December 31, 2014, and activities during 2014 are summarized as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2013	128	$39.30
Granted	155	$17.92
Vested	-	$-
Forfeited or expired	(104)	$42.02
Non-vested as of December 31, 2014	179	$17.13

Stock-based compensation expense related to restricted stock units was approximately $0.6 million for the year ended December 31, 2014. The aggregate intrinsic value of the restricted stock units outstanding as of December 31, 2014, based on our stock price on that date, was $3.0 million.

The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was, $17.92, $12.30 and $42.30, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2013 and 2012 was$0.1 million and $0.2 million, respectively. No restricted stock units vested during 2014.

Stock-Based Compensation

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The Company has also granted performance-based equity awards to certain of our employees under the 2011 Plan, the 2004 Plan and the Inducement Plan. As of December 31, 2014, 76,247 shares were outstanding related to options and restricted stock units subject to these performance-based vesting criteria. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Weighted-average fair value	$15.16	$24.15	$33.00	$7.45	$9.30	$35.40
Risk-free interest rate	1.8%	1.1%	0.5%	0.2%	0.2%	0.2%
Expected life (in years)	5.9	5.9	4.2	1.2	1.3	1.1
Volatility	1.4	1.4	1.6	0.9	0.8	1.6

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2014	2013	2012
Employees and directors stock-based compensation expense	$6,062	$11,828	$10,439
Non-employees stock-based compensation expense	27	512	-
Total	$6,089	$12,340	$10,439

	Year Ended December 31,
	2014	2013	2012
Research and development	$2,868	$4,228	$3,514
General and administrative	3,221	8,112	6,925
Total	$6,089	$12,340	$10,439

During the year ended December 31, 2013, we recognized $1.3 million in additional stock-based compensation expense due to the modification of the terms of stock options for five employees. Stock based compensation expense recognized for the year ended December 31, 2013 included $4.9 million related to employee severance arrangements and $0.5 million for awards to non-employees.

As of December 31, 2014, the total unrecognized compensation cost related to non-vested stock options and awards deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $13.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years. As of December 31, 2014, the total unrecognized compensation cost related to non-vested stock options not deemed probable of vesting, net of estimated forfeitures, amounted to $0.4 million.

As of December 31, 2014, the total unrecognized compensation cost related to shares of our common stock under the Purchase Plan, amounted to $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Employee Stock Purchase Plan

In January 2004, the Board of Directors and stockholders adopted the 2004 Employee Stock Purchase Plan. As of December 31, 2014, 99,600 shares were approved for issuance under the 2004 Employee Stock Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or capital structure. To date, employees have acquired 94,104 shares of our common stock under the 2004 Employee Stock Purchase Plan. As of December 31, 2014, 5,496 shares of our common stock remained available for future purchases.

In May 2014, stockholders of the Company approved the 2014 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which the Company may issue up to 50,000 shares of its common stock to its employees. The Purchase Plan provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the fifteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fourteenth day in February or August).

14.	Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. We have not contributed to the 401(k) Plan as of December 31, 2014.

15.	Income Taxes

Consolidated income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$(91,121)	$(67,004)	$(70,792)
Non U.S.	399	284	843
Total	$(90,722)	$(66,720)	$(69,949)

No income tax expense was recorded for the years ended December 31, 2014, 2013 and 2012 due to net operating loss carryforwards to offset the net income at Dynavax Europe and a valuation allowance which offsets the deferred tax assets. The difference between the consolidated income tax benefit and the amount computed by applying the federal statutory income tax rate to the consolidated loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax benefit at federal statutory rate	$(30,818)	$(22,678)	$(23,650)
State tax	1,204	(178)	(89)
Business credits	(1,484)	(2,515)	-
Deferred compensation charges	2,710	3,072	1,002
Change in valuation allowance	28,093	22,354	21,966
Other	295	(55)	771
Total income tax expense	$-	$-	$-

Deferred tax assets and liabilities as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$178,008	$147,655
Research tax credit carry forwards	22,914	21,336
Accruals and reserves	9,053	9,501
Capitalized research costs	8,601	10,662
Deferred revenue	654	2,486
Other	1,531	1,255
Total deferred tax assets	220,761	192,895
Less valuation allowance	(220,544)	(192,733)
Net deferred tax assets	217	162
Deferred tax liabilities:
Fixed Assets	(217)	(162)
Total deferred tax liabilities	(217)	(162)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $27.8 million, $22.5 million and $22.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock based compensation arrangements that will be allocated to contributed capital if the future tax benefits are subsequently recognized is $0.3 million.

We intend to postpone remittance of all or part of net investment (including earnings) indefinitely (i.e., essentially permanently reinvest). As of December 31, 2014, we have not recognized U.S. deferred income taxes as we have cumulative total undistributed losses for non-U.S. subsidiaries.

We have not recorded deferred income taxes applicable to undistributed earnings of a foreign subsidiary that are indefinitely reinvested in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of the deferred tax liability on such undistributed earnings.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $479.1 million, which will expire in the years 2018 through 2034 and federal research and development tax credits of approximately $16.4 million, which expire in the years 2015 through 2034.

As of December 31, 2014, we had net operating loss carryforwards for California state income tax purposes of approximately $202.2 million, which expire in the years 2015 through 2034, and California state research and development tax credits of approximately $12.7 million which do not expire.

As of December 31, 2014, we had net operating loss carryforwards for foreign income tax purposes of approximately $23.1 million, which do not expire.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits as of December 31, 2014 is $2.4 million. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at December 31, 2013	$-
Tax positions related to the current year
Additions	-
Reductions	-
Tax positions related to the prior year
Additions	(2,426)
Reductions	-
Balance at December 31, 2014	$(2,426)

Our policy is to account for interest and penalties, if any, as a component of general and administrative expense. As of the December 31, 2014, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

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

16.	Selected Quarterly Financial Data (Unaudited; in thousands, except per share amounts)

	Year Ended December 31, 2014
	Q1	Q2	Q3	Q4
Revenues	$3,498	$3,048	$2,209	$2,277
Net loss	$(13,840)	$(24,777)	$(29,819)	$(22,286)
Net loss allocable to common stockholders	$(13,840)	$(24,777)	$(29,819)	$(22,286)
Basic and diluted net loss per share allocable to common stockholders	$(0.53)	$(0.94)	$(1.13)	$(0.85)
Shares used to compute basic and diluted net loss per share allocable to common stockholders	26,283	26,286	26,291	26,298

	Year Ended December 31, 2013
	Q1	Q2	Q3	Q4
Revenues	$2,085	$3,392	$2,927	$2,847
Net loss	$(20,825)	$(17,164)	$(15,675)	$(13,056)
Net loss allocable to common stockholders	$(20,825)	$(17,164)	$(15,675)	$(21,525)
Basic and diluted net loss per share allocable to common stockholders	$(1.14)	$(0.94)	$(0.86)	$(0.91)
Shares used to compute basic and diluted net loss per share allocable to common stockholders	18,285	18,291	18,302	23,588

17.	Subsequent Events

On February 26, 2015, 26,000 shares of our Series B Convertible Preferred Stock were converted into 2,600,000 shares of common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures are effective and were operating at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dynavax Technologies Corporation

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Dynavax Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dynavax Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynavax Technologies Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Dynavax Technologies Corporation and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 5, 2015

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

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Elections of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2014.

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

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Amended and Restated Bylaws	3.2	S-1/A	February 5, 2004	333-109965
3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.8	Certificate of Designation of Series B Convertible Preferred Stock	3.1	8-K	November 1, 2013	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 above
4.2	Registration Rights Agreement, dated as of July 18, 2007, by and between the Company and Deerfield Entities	4.1	S-3	August 31, 2007	333-145836
4.3	Form of Warrant to Purchase Common Stock	4.2	S-3	August 31, 2007	333-145836
4.4	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.5	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.6	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.7	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	4.6	10-K	March 6, 2009	001-34207
4.8	Form of Warrant to Purchase Common Stock	4.7	10-K	March 16, 2010	001-34207
4.9	Form of Warrant to Purchase Common Stock	4.8	8-K	April 13, 2010	001-34207
4.10	Form of Specimen Preferred Stock Certificate	4.1	8-K	November 1, 2013	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.01†	Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB	10.30	10-Q	November 3, 2006	000-50577
10.02†	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and the Company	10.32	10-Q	August 3, 2007	000-50577
10.03+	Form of Amended Management Continuity Agreement between the Company and certain of its executive officers	10.38	10-K	March 6, 2009	001-34207
10.04†	Amendment No. 2 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated February 3, 2009	10.40	10-Q	April 30, 2009	001-34207
10.05	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.06	Warrant Purchase Agreement, dated as of November 9, 2009, between the Company and Symphony Dynamo Holdings LLC	10.48	10-K	March 16, 2010	001-34207
10.07	Amended and Restated Registration Rights Agreement, dated as of November 9, 2009, between the Company and Symphony Dynamo Holdings LLC	10.49	10-K	March 16, 2010	001-34207
10.08	Standstill and Corporate Governance Agreement, dated as of December 30, 2009, between the Company and Symphony Dynamo Holdings LLC	10.50	10-K	March 16, 2010	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.09	Amendment No. 3 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated September 30, 2010	10.54	8-K	October 4, 2010	001-34207
10.10	Lease, dated January 7, 2004, between the Company and 2929 Seventh Street, LLC	10.17	S-1/A	January 16, 2004	333-109965
10.11	First Amendment to Lease, dated as of May 21, 2004, between the Company and 2929 Seventh Street, LLC	10.55	8-K	October 13, 2010	001-34207
10.12	Second Amendment to Lease, dated as of October 12, 2010, between the Company and 2929 Seventh Street, LLC	10.56	8-K	October 13, 2010	001-34207
10.13+	Amended and Restated Management Continuity and Severance Agreement, dated as of November 12, 2010 by and between the Company and J. Tyler Martin, M.D.	10.59	8-K	November 23, 2010	001-34207
10.14+	Form of Amendment to Amended Management Continuity Agreement between the Company and certain of its executive officers	10.61	10-Q	May 6, 2011	001-34207
10.15+	2011 Equity Incentive Plan	99.1	S-8	January 6, 2011	333-171552
10.16+	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan	99.2	S-8	January 6, 2011	333-171552
10.17+	Form of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	99.3	S-8	January 6, 2011	333-171552

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.18	Third Amendment to Lease, dated as of April 1, 2011, between the Company and 2929 Seventh Street, LLC	10.65	10-Q	August 3, 2011	001-34207
10.19†	Amendment No. 4 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated September 23, 2011	10.67	10-K	March 12, 2012	001-34207
10.20+	Employment Offer Letter to Christine R. Larson, dated August 1, 2012	10.70	10-Q	November 2, 2012	001-34207
10.21	Fourth Amendment to Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.72	10-K	March 8, 2013	001-34207
10.22	Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.73	10-K	March 8, 2013	001-34207
10.23+	Consulting Agreement, dated as of November 14, 2012, by and between the Company and Stanley A. Plotkin	10.74	10-K	March 8, 2013	001-34207
10.24+	Amended and Restated Management Continuity and Severance Agreement, dated October 31, 2012, between the Company and J. Tyler Martin	10.37	10-K	March 8, 2013	001-34207
10.25	Consulting Agreement, dated as of March 29, 2013, by and between Solution Partners and the Company	10.76	8-K	April 4, 2013	001-34207
10.26+	Employment Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.78	8-K	May 3, 2013	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.27+	Management Continuity and Severance Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.79	8-K	May 3, 2013	001-34207
10.28+	Consulting Agreement, dated as of May 1, 2013, by and between Dino Dina, M.D. and the Company	10.80	8-K	May 3, 2013	001-34207
10.29	Sales Agreement, dated November 10, 2014, between the Company and Cowen and Company, LLC	10.1	8-K	November 10, 2014	001-34207
10.30†	Amendment No. 5 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 7, 2014	10.88	10-K	March 10, 2014	001-34207
10.31+	Employment Agreement, dated March 21, 2013, by and between David Novack and the Company	10.84	10-K	March 10, 2014	001-34207
10.32+	Employment Agreement, dated July 11, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.33+	Employment Agreement, dated February 5, 2014, by and between David L. Johnson and the Company	10.86	10-K	March 10, 2014	001-34207
10.34+	2014 Employee Stock Purchase Plan	10.1	8-K	May 29, 2014	001-34207
10.35+	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended February 5, 2015					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.36††	Amendment No. 6 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated December 4, 2014					X
10.37	Term Loan Agreement, dated December 23, 2014, by and between Hercules Technology Growth Capital, Inc. and the Company					X
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INSXBRL Instance Document

EX—101.SCHXBRL Taxonomy Extension Schema Document

EX—101.CALXBRL Taxonomy Extension Calculation Linkbase Document

EX—101.DEFXBRL Taxonomy Extension Definition Linkbase

EX—101.LABXBRL Taxonomy Extension Labels Linkbase Document

EX—101.PREXBRL Taxonomy Extension Presentation Linkbase Document

____________________________________________________________________________________________

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.
+	Indicates management contract, compensatory plan or arrangement.
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

Dynavax Technologies Corporation
By:	/s/ EDDIE GRAY
Eddie Gray Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2015

By:	/s/ MICHAEL OSTRACH
Michael Ostrach Chief Financial Officer (Principal Financial Officer)

Date: March 5, 2015

By:	/s/ DAVID JOHNSON
David Johnson Vice President (Principal Accounting Officer)

Date: March 5, 2015

Signature	Title	Date
/s/ EDDIE GRAY	Chief Executive Officer	March 5, 2015
Eddie Gray	(Principal Executive Officer)
/s/ MICHAEL OSTRACH	Chief Financial Officer	March 5, 2015
Michael Ostrach	(Principal Financial Officer)
/s/ DAVID JOHNSON	Vice President	March 5, 2015
David Johnson	(Principal Accounting Officer)
/S/ ARNOLD L. ORONSKY, PH.D.	Chairman of the Board	March 5, 2015
Arnold L. Oronsky, Ph.D.
/s/ LAURA BREGE	Director	March 5, 2015
Laura Brege
/S/ FRANCIS R. CANO, PH.D.	Director	March 5, 2015
Francis R. Cano, Ph.D.
/S/ DENNIS A. CARSON, M.D.	Director	March 5, 2015
Dennis A. Carson, M.D.
/S/ DENISE M. GILBERT, PH.D.	Director	March 5, 2015
Denise M. Gilbert, Ph.D.
/S/ DANIEL L. KISNER, M.D.	Director	March 5, 2015
Daniel L. Kisner, M.D.
/S/ PEGGY V. PHILLIPS	Director	March 5, 2015
Peggy V. Phillips
/S/ STANLEY A. PLOTKIN, M.D.	Director	March 5, 2015
Stanley A. Plotkin, M.D.
/S/ NATALE S. RICCIARDI	Director	March 5, 2015
Natale S. Ricciardi

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Amended and Restated Bylaws	3.2	S-1/A	February 5, 2004	333-109965
3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.8	Certificate of Designation of Series B Convertible Preferred Stock	3.1	8-K	November 1, 2013	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 above
4.2	Registration Rights Agreement, dated as of July 18, 2007, by and between the Company and Deerfield Entities	4.1	S-3	August 31, 2007	333-145836
4.3	Form of Warrant to Purchase Common Stock	4.2	S-3	August 31, 2007	333-145836
4.4	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
4.5	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.6	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.7	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	4.6	10-K	March 6, 2009	001-34207
4.8	Form of Warrant to Purchase Common Stock	4.7	10-K	March 16, 2010	001-34207
4.9	Form of Warrant to Purchase Common Stock	4.8	8-K	April 13, 2010	001-34207
4.10	Form of Specimen Preferred Stock Certificate	4.1	8-K	November 1, 2013	001-34207
10.01†	Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB	10.30	10-Q	November 3, 2006	000-50577
10.02†	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and the Company	10.32	10-Q	August 3, 2007	000-50577
10.03+	Form of Amended Management Continuity Agreement between the Company and certain of its executive officers	10.38	10-K	March 6, 2009	001-34207
10.04†	Amendment No. 2 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated February 3, 2009	10.40	10-Q	April 30, 2009	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.05	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.06	Warrant Purchase Agreement, dated as of November 9, 2009, between the Company and Symphony Dynamo Holdings LLC	10.48	10-K	March 16, 2010	001-34207
10.07	Amended and Restated Registration Rights Agreement, dated as of November 9, 2009, between the Company and Symphony Dynamo Holdings LLC	10.49	10-K	March 16, 2010	001-34207
10.08	Standstill and Corporate Governance Agreement, dated as of December 30, 2009, between the Company and Symphony Dynamo Holdings LLC	10.50	10-K	March 16, 2010	001-34207
10.09	Amendment No. 3 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated September 30, 2010	10.54	8-K	October 4, 2010	001-34207
10.10	Lease, dated January 7, 2004, between the Company and 2929 Seventh Street, LLC	10.17	S-1/A	January 16, 2004	333-109965
10.11	First Amendment to Lease, dated as of May 21, 2004, between the Company and 2929 Seventh Street, LLC	10.55	8-K	October 13, 2010	001-34207
10.12	Second Amendment to Lease, dated as of October 12, 2010, between the Company and 2929 Seventh Street, LLC	10.56	8-K	October 13, 2010	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.13+	Amended and Restated Management Continuity and Severance Agreement, dated as of November 12, 2010 by and between the Company and J. Tyler Martin, M.D.	10.59	8-K	November 23, 2010	001-34207
10.14+	Form of Amendment to Amended Management Continuity Agreement between the Company and certain of its executive officers	10.61	10-Q	May 6, 2011	001-34207
10.15+	2011 Equity Incentive Plan	99.1	S-8	January 6, 2011	333-171552
10.16+	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan	99.2	S-8	January 6, 2011	333-171552
10.17+	Form of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	99.3	S-8	January 6, 2011	333-171552
10.18	Third Amendment to Lease, dated as of April 1, 2011, between the Company and 2929 Seventh Street, LLC	10.65	10-Q	August 3, 2011	001-34207
10.19†	Amendment No. 4 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated September 23, 2011	10.67	10-K	March 12, 2012	001-34207
10.20+	Employment Offer Letter to Christine R. Larson, dated August 1, 2012	10.70	10-Q	November 2, 2012	001-34207
10.21	Fourth Amendment to Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.72	10-K	March 8, 2013	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.22	Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.73	10-K	March 8, 2013	001-34207
10.23+	Consulting Agreement, dated as of November 14, 2012, by and between the Company and Stanley A. Plotkin	10.74	10-K	March 8, 2013	001-34207
10.24+	Amended and Restated Management Continuity and Severance Agreement, dated October 31, 2012, between the Company and J. Tyler Martin	10.37	10-K	March 8, 2013	001-34207
10.25	Consulting Agreement, dated as of March 29, 2013, by and between Solution Partners and the Company	10.76	8-K	April 4, 2013	001-34207
10.26+	Employment Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.78	8-K	May 3, 2013	001-34207
10.27+	Management Continuity and Severance Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.79	8-K	May 3, 2013	001-34207
10.28+	Consulting Agreement, dated as of May 1, 2013, by and between Dino Dina, M.D. and the Company	10.80	8-K	May 3, 2013	001-34207
10.29	Sales Agreement, dated November 10, 2014, between the Company and Cowen and Company, LLC	10.1	8-K	November 10, 2014	001-34207
10.30†	Amendment No. 5 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 7, 2014	10.88	10-K	March 10, 2014	001-34207
10.31+	Employment Agreement, dated March 21, 2013, by and between David Novack and the Company	10.84	10-K	March 10, 2014	001-34207

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.32+	Employment Agreement, dated July 11, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.33+	Employment Agreement, dated February 5, 2014, by and between David L. Johnson and the Company	10.86	10-K	March 10, 2014	001-34207
10.34+	2014 Employee Stock Purchase Plan	10.1	8-K	May 29, 2014	001-34207
10.35+	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended February 5, 2015					X
10.36††	Amendment No. 6 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated December 4, 2014					X
10.37	Term Loan Agreement, dated December 23, 2014, by and between Hercules Technology Growth Capital, Inc. and the Company					X
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INSXBRL Instance Document

EX—101.SCHXBRL Taxonomy Extension Schema Document

EX—101.CALXBRL Taxonomy Extension Calculation Linkbase Document

EX—101.DEFXBRL Taxonomy Extension Definition Linkbase

EX—101.LABXBRL Taxonomy Extension Labels Linkbase Document

EX—101.PREXBRL Taxonomy Extension Presentation Linkbase Document

____________________________________________________________________________________________

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.
+	Indicates management contract, compensatory plan or arrangement.
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