Form 10-Q
period 2015-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2015-05-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the registrant had outstanding 29,303,239 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully develop and achieve regulatory approval for HEPLISAV-B™, our business and collaboration strategy, our intellectual property position, our product development efforts, our ability to commercialize our product candidates, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds as well as our plans, objectives, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

Actual results may vary materially from those in our forward-looking statements as a result of various factors that are identified in “Item 1A—Risk Factors” and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document. No assurance can be given that the risk factors described in this Quarterly Report on Form 10-Q are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,713	$49,511
Marketable securities available-for-sale	82,881	73,141
Accounts receivable	909	727
Prepaid expenses and other current assets	3,478	4,058
Total current assets	101,981	127,437
Property and equipment, net	7,528	7,924
Goodwill	2,032	2,277
Restricted cash	608	632
Other assets	20	20
Total assets	$112,169	$138,290
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,272	$1,159
Accrued research and development	7,346	6,938
Accrued liabilities	3,593	6,317
Deferred revenues	5,694	5,865
Long-term debt, current portion	594	-
Total current liabilities	20,499	20,279
Deferred revenues, net of current portion	6,599	6,900
Long-term debt	8,913	9,559
Other long-term liabilities	1,085	1,070
Total liabilities	37,096	37,808
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:
Series B Convertible Preferred Stock — 17 shares at March 31, 2015 and 43 at December 31, 2014	-	-
Common stock: $0.001 par value; 69,500 shares authorized at March 31, 2015 and December 31, 2014; 28,926 and 26,307 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	29	26
Additional paid-in capital	697,149	695,058
Accumulated other comprehensive loss	(2,955)	(1,669)
Accumulated deficit	(619,150)	(592,933)
Total stockholders’ equity	75,073	100,482
Total liabilities and stockholders’ equity	$112,169	$138,290

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Collaboration revenue	$471	$2,373
Grant revenue	148	1,125
Service and license revenue	8	-
Total revenues	627	3,498
Operating expenses:
Research and development	22,220	13,231
General and administrative	4,859	4,157
Unoccupied facility expense	-	77
Total operating expenses	27,079	17,465
Loss from operations	(26,452)	(13,967)
Other income (expense):
Interest income	27	65
Interest expense	(247)	-
Other income, net	455	62
Net loss	$(26,217)	$(13,840)
Basic and diluted net loss per share	$(0.97)	$(0.53)
Weighted average number of shares used to compute basic and diluted net loss per share	27,065	26,283

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(26,217)	$(13,840)
Other comprehensive (loss) income:
Unrealized gain on marketable securities available-for-sale	8	69
Cumulative foreign currency translation adjustments	(1,294)	(9)
Total other comprehensive (loss) gain	(1,286)	60
Total comprehensive loss	$(27,503)	$(13,780)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(26,217)	$(13,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335	339
Gain on disposal of property and equipment	-	(20)
Accretion of discounts and amortization of premiums of marketable securities	171	264
Loss on lease	-	77
Accretion of debt discount related to debt financing	(51)	-
Accretion of end of term payment related to debt financing	57	-
Stock compensation expense	1,954	1,270
Changes in operating assets and liabilities:
Accounts receivable	(182)	(103)
Prepaid expenses and other current assets	580	(948)
Restricted cash and other assets	-	266
Accounts payable	2,043	154
Accrued liabilities and other long term liabilities	(2,357)	(1,671)
Deferred revenues	(472)	3,036
Net cash used in operating activities	(24,139)	(11,176)
Investing activities
Purchases of marketable securities	(18,654)	(13,819)
Proceeds from maturities of marketable securities	8,750	28,949
Purchases of property and equipment, net	(618)	(398)
Net cash (used in) provided by investing activities	(10,522)	14,732
Financing activities
Proceeds from exercise of stock options and restricted stock awards	10	-
Proceeds from exercise of warrants	26	-
Proceeds from Employee Stock Purchase Plan	103	69
Net cash provided by financing activities	139	69
Effect of exchange rate changes on cash and cash equivalents	(276)	3
Net (decrease) increase in cash and cash equivalents	(34,798)	3,628
Cash and cash equivalents at beginning of period	49,511	23,122
Cash and cash equivalents at end of period	$14,713	$26,750
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Cash paid during the year for interest	$184	$-
Disposal of fully depreciated property and equipment	$4	$274
Net change in unrealized gain on marketable securities	$8	$69

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) is a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics.  Our development programs are organized under our three areas of focus:  vaccine adjuvants, cancer immunotherapy, and autoimmune and inflammatory diseases. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2014, has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Rhein Biotech GmbH and Dynavax International, B.V. Dynavax International, B.V. was dissolved in January 2015. All significant intercompany accounts and transactions, among consolidated entities, have been eliminated. We operate in one business segment: the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2015, we had cash, cash equivalents and marketable securities of $97.6 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of March 31, 2015 and anticipated revenues and funding from existing collaboration agreements.

We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-BTM, human clinical trials for our product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic collaboration and licensing arrangements and/or future public or private debt and equity financings. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or our other development programs while we seek strategic alternatives.

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

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Non-refundable upfront fees received for license and collaborative agreements and other payments under collaboration agreements where we have continuing performance obligations related to the payments are deferred and recognized over our estimated performance period. Revenue is recognized on a ratable basis, unless we determine that another method is more appropriate, through the date at which our performance obligations are completed. Management makes its best estimate of the period over which we expect to fulfill our performance obligations, which may include clinical development activities. Given the uncertainties of research and development collaborations, significant judgment is required to determine the duration of the performance period. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred, as provided for under the terms of these agreements.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through March 31, 2015.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

Accounting Standards Update 2014-15

In August 2014, the FASB issued guidance codified in ASC 205, Presentation of Financial Statements — Going Concern. Accounting Standards Update 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to make the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. The Company does not expect that the adoption of this standard will have a significant impact on its financial statements.

2. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015
Money market funds	$12,568	$-	$-	$12,568
U.S. government agency securities	-	82,881	-	82,881
Total	$12,568	$82,881	$-	$95,449

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds	$46,989	$-	$-	$46,989
U.S. government agency securities	-	73,141	-	73,141
Total	$46,989	$73,141	$-	$120,130

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or December 31, 2014.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of March 31, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2015
Cash and cash equivalents:
Cash	$2,145	$-	$-	$2,145
Money market funds	12,568	-	-	12,568
Total cash and cash equivalents	14,713	-	-	14,713
Marketable securities available-for-sale:
U.S. government agency securities	82,872	12	(3)	82,881
Total marketable securities available-for-sale	82,872	12	(3)	82,881
Total cash, cash equivalents and marketable securities	$97,585	$12	$(3)	$97,594
December 31, 2014
Cash and cash equivalents:
Cash	$2,522	$-	$-	$2,522
Money market funds	46,989	-	-	46,989
Total cash and cash equivalents	49,511	-	-	49,511
Marketable securities available-for-sale:
U.S. government agency securities	73,140	11	(10)	73,141
Total marketable securities available-for-sale	73,140	11	(10)	73,141
Total cash, cash equivalents and marketable securities	$122,651	$11	$(10)	$122,652

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2015
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$82,872	$82,881
Mature after one year through two years	-	-
	$82,872	$82,881

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

During September 2013, we decided not to occupy a portion of our facility in Berkeley, California. As a result, we recorded an estimated unoccupied facility expense of $0.9 million during 2013, representing the present value of the rent payments and other costs associated with the lease, net of estimated sublease income, for the remaining life of the operating lease. During the first three quarters of 2014, we reassessed our timing and ability to sublet a portion of our facility and recorded a total unoccupied facility expense of $0.4 million for the year ended December 31, 2014. In December 2014, we decided to utilize the unoccupied portion of the facility and began to recognize rent expense under the terms noted in the Berkeley Lease.

Total net rent expense related to our operating leases for both three month periods ended March 31, 2015 and 2014, was $0.5 million and $0.4 million, respectively. Deferred rent was $0.5 million and $0.6 million as of March 31, 2015 and December 31, 2014, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2015, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2015 (remaining)	$1,623
2016	2,209
2017	2,258
2018	1,226
2019	463
Thereafter	1,506
Total	$9,285

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of March 31, 2015, under the terms of our agreements, including certain agreements relating to the ongoing Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $16.4 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

From time to time, we are involved in claims, suits, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, commercial claims, and other matters. Such claims, suits, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial monetary damage awards, fines and penalties or orders requiring a change in our business practices, which could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period.

5. Collaborative Research and Development Agreements

AstraZeneca

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

In January 2014, we amended our agreement with AstraZeneca for the clinical development of AZD1419 whereby responsibility for conducting clinical trials was transferred from Dynavax to AstraZeneca upon completion of the Phase 1 trial. In the first quarter of 2014, we received a $5.4 million payment that was due upon execution of this amendment.

The agreement with AstraZeneca has been amended several times, including most recently, in December 2014. Under the terms of this amendment, AstraZeneca will fully fund and Dynavax will conduct a Phase 2a safety and efficacy trial of AZD1419 in patients with asthma. In the fourth quarter of 2014, we received an $8.0 million payment due upon execution of this amendment, to be applied towards research and development expenses incurred in conducting the Phase 2a study.

Under the terms of this agreement, as amended, we are eligible to receive up to $100 million in additional milestone payments, based on the achievement of certain development and regulatory objectives. Additionally, upon commercialization, we are eligible to receive tiered royalties ranging from the mid to high single-digits based on product sales of any products originating from the collaboration. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

Revenue from the $8.0 million payment received in the fourth quarter of 2014 was deferred and is being recognized as development work is performed, through December 2017. The $5.4 million payment received in the first quarter of 2014 and the $3.0 million initial payment received in 2011 were also deferred and are being recognized over the estimated remaining period of performance of development work, which is approximately 33 months.

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Initial payment	$63	$180
Subsequent payment	237	675
Performance of research activities	171	887
Total	$471	$1,742

As of March 31, 2015 and December 31, 2014, total deferred revenue from the initial payment, subsequent payment and development funding payments was $12.3 million and $12.8 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the periods ended March 31, 2015 and 2014 from the following awards:

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

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID (in thousands):

	Three Months Ended
	March 31,
	2015	2014
NIAID contracts	$-	$874
All other NIH contracts	148	251
Total grant revenue	$148	$1,125

6.	Long-Term Debt

In December 2014, we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) under which we may borrow up to $40.0 million in two tranches.

We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, can be drawn at our option any time prior to September 30, 2015, but only if we have achieved certain milestones relating to the ongoing HEPLISAV–B Phase 3 study (“Milestone A”). We plan to use the proceeds received under the Loan Agreement to provide additional funding for HEPLISAV–B development and pre-commercialization activities, as a potential source of funding for clinical trials for our cancer immunotherapeutic product candidate, SD-101, and for general corporate purposes.

The interest rate for each tranche in the Loan Agreement is calculated at a rate equal to the greater of either: (i) 9.75% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.75%. Payments under the Loan Agreement are interest only until February 1, 2016 (which will be extended until August 1, 2016, if we achieve Milestone A on or before September 30, 2015, and which will be extended until February 1, 2017, if we meet certain additional HEPLISAV-B Phase 3 related milestones (“Milestone B”) on or before August 1, 2016). The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30 month schedule through the scheduled maturity date on July 1, 2018 (which would be extended through January 1, 2019 if we achieve Milestone A on or before September 30, 2015 or Milestone B on or before August 1, 2016) (the “Loan Maturity Date”). The entire principal balance, including a balloon payment of principal, as applicable, will be due and payable on the Loan Maturity Date, which we recorded as a liability and debt discount at the origination of the loan.

A final payment equal to $840,000 (if an aggregate of $10.0 million is advanced under the Loan Agreement) or $2,400,000 (if an aggregate of $40.0 million is advanced under the Loan Agreement) will be due on the Loan Maturity Date, or such earlier date specified in the Loan Agreement. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. Additionally, we paid a $400,000 facility charge to Hercules. The debt issuance costs and final payment fee are being amortized and accreted, respectively, to interest expense over the term of the term loan using the effective interest method.

In addition, Hercules was granted the right, at its discretion, to participate in any Subsequent Financing in an aggregate amount of up to $1,500,000 (that is, a maximum amount of $1,500,000 with respect to all subsequent financings collectively) on the same terms, conditions and pricing afforded to others participating in any such Subsequent Financing.

The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default. At March 31, 2015, we were in compliance with all loan covenants. Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which is 1.50% of the outstanding loan balance and accrued but unpaid interest.

As of March 31, 2015 and December 31, 2014, we had outstanding borrowings under the Loan Agreement of $10.0 million, with a carrying value of $9.5 million and $9.6 million, respectively, net of the debt discounts. The following table summarizes our outstanding future minimum payments associated with our long-term debt as of March 31, 2015 (in thousands):

Obligations:	Total	2015	2016-2017	2018-2019	2020 and Thereafter
Principal payments on long-term debt	$10,000	$-	$7,425	$2,575	$-
Interest payments on long-term debt	2,159	745	1,328	86	-
Total	$12,159	$745	$8,753	$2,661	$-

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options, stock awards, Series B Convertible Preferred Stock, and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options, Series B Convertible Preferred Stock, warrants and stock awards totaling approximately 5,310,000 and 7,780,000 shares of common stock as of March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2015 and 2014, because the effect of their inclusion would have been anti-dilutive. For periods in which the Company has a net loss and no instruments are determined to be dilutive, such as the three months ended March 31, 2015 and 2014, basic and diluted loss per share are the same.

8. Stockholders’ Equity

Option activity under our stock-based compensation plans during the three months ended March 31, 2015 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	1,820	$27.48
Options granted	619	16.30
Options exercised	(2)	10.22
Options cancelled:
Options forfeited (unvested)	(54)	17.88
Options cancelled (vested)	(70)	48.75
Balance at March 31, 2015	2,313	24.06	6.94	$8,276
Vested and expected to vest at March 31, 2015	2,313	24.06	6.94	$8,276
Exercisable at March 31, 2015	1,126	30.20	4.55	$2,298

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2015 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2014	179	$17.13
Granted	24	$16.16
Vested	(3)	$16.90
Forfeited or expired	(5)	$18.80
Non-vested as of March 31, 2015	195	$16.97

The aggregate intrinsic value of the restricted stock units outstanding as of March 31, 2015, based on our stock price on that date, was $4.4 million.

As of March 31, 2015, approximately 75,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted-average fair value	$10.85	$15.70	$17.32	$9.20
Risk-free interest rate	1.6%	1.8%	0.4%	0.2%
Expected life (in years)	5.8	5.9	1.2	1.1
Volatility	0.8	1.4	2.4	0.9

We recognized stock-based compensation expense of $2.0 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively. The components of stock-based compensation expense were (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Research and development	$885	$692
General and administrative	1,069	578
Total	$1,954	$1,270

As of March 31, 2015, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $19.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.08 years. Additionally, as of March 31, 2015, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $0.4 million.

Employee Stock Purchase Plan

As of March 31, 2015, 99,600 shares were approved for issuance under the 2004 Employee Stock Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or capital structure. As of March 31, 2015, employees have acquired 94,410 shares of our common stock under the 2004 Employee Stock Purchase Plan. As of March 31, 2015, 5,190 shares of our common stock remained available for future purchases.

In May 2014, stockholders of the Company approved the 2014 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which the Company may issue up to 50,000 shares of its common stock to its employees. The Purchase Plan provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the fifteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fourteenth day in February or August).  As of March 31, 2015, employees have acquired 7,959 shares of our common stock under the Purchase Plan and 42,041 shares of our common stock remained available for future purchases.

Warrants

As of March 31, 2015, warrants to purchase an aggregate of approximately 1,060,000 shares of our common stock were outstanding. The warrants are exercisable at a weighted average price of $15 per share and have an expiration date of April 16, 2015. During the three months ended March 31, 2015, approximately 19,900 warrants were exercised resulting in the issuance of approximately 7,500 shares of our common stock.

Between April 1, 2015 and April 16, 2015 approximately 1,060,000 warrants were exercised resulting in the issuance of 375,000 shares of our common stock. No warrants remained outstanding as of April 16, 2015.

Preferred Stock Outstanding

As of March 31, 2015, there were 5,000,000 shares of preferred stock authorized and 17,430 shares of $0.001 par value Series B Convertible Preferred Stock outstanding. On February 26, 2015, 26,000 shares of our Series B Convertible Preferred Stock were converted into 2,600,000 shares of common stock.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to, the period for which we estimate our cash resources are sufficient, the availability of additional funds, clinical development timing and progress, and ability to enter into strategic and licensing arrangements, as well as those set forth under “Risk Factors” and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”).

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We are a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics. Our development programs are organized under our three areas of focus: vaccine adjuvants, cancer immunotherapy, and autoimmune and inflammatory diseases.

Our vaccine research has focused on the use of TLR9 agonists as novel adjuvants. Our lead vaccine product candidate is HEPLISAV-BTM, an investigational adult hepatitis B vaccine in Phase 3 clinical development. HEPLISAV-B combines our proprietary TLR9 agonist adjuvant and recombinant hepatitis B surface antigen (“rHBsAg”) to elicit a response after two doses. In Phase 3 trials, HEPLISAV-B demonstrated earlier protection with fewer doses than currently-licensed vaccines and an adverse event profile similar to a licensed hepatitis B vaccine. Based on those data, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in 2012. In 2013, the FDA issued a Complete Response Letter (“CRL”) indicating that it would not approve the BLA because hypothetical risks of the novel adjuvant warranted a larger safety database to assess the possibility of rare autoimmune side effects. In April 2014, we initiated HBV-23, a Phase 3 study of HEPLISAV-B, in order to provide a sufficiently-sized database for the FDA to complete its review of our BLA. HBV-23 was fully enrolled in September 2014. We expect follow-up for the last patients to be complete in October 2015. In the first quarter of 2016, we intend to submit to FDA our revised BLA with answers to all questions raised and that submission is expected to be assigned a 6-month Prescription Drug User Fee Act (“PDUFA”) review period. If approved, we expect under current plans to launch HEPLISAV-B in the fourth quarter of 2016.

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

We have several clinical and preclinical programs focused on therapeutics for autoimmune and inflammatory diseases. Our most advanced inflammatory disease candidate is AZD1419, which is partnered with AstraZeneca AB (“AstraZeneca”). AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms by converting the response from one primarily mediated by type-2 helper T cells (“Th2”) to type-1 helper T cells (“Th1”). A Phase 1a study of AZD1419 demonstrated its safety and tolerability in healthy subjects. We are currently working with AstraZeneca to design a Phase 2 study, fully funded by AstraZeneca, which we expect to conduct beginning in the second half of 2015.

There is also a strong rationale for the use of TLR inhibitors to treat autoimmune diseases. These conditions arise from dysfunction in the innate immune system resulting in the body seeing its own cells and tissues as pathogens and attacking them. Various autoimmune diseases are characterized by over-stimulation of endosomal TLRs. Our lead inhibitor product candidate is DV1179, our TLR7/9 inhibitor for autoimmune or inflammatory conditions. We are assessing potential clinical applications for DV1179, including autoimmune pancreatitis, nonalcoholic steatohepatitis (“NASH”) and autoimmune skin diseases such as scleroderma and dermatomyositis.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $619.2 million at March 31, 2015. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

As of March 31, 2015, we had $97.6 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
			(Decrease) from
	Three Months Ended March 31,		2014 to 2015
Revenues:	2015	2014	$	%
Collaboration revenue	$471	$2,373	$(1,902)	(80)%
Grant revenue	148	1,125	(977)	(87)%
Service and license revenue	8	-	8	100%
Total revenues	$627	$3,498	$(2,871)	(82)%

Total revenues for the three months ended March 31, 2015 decreased by $2.9 million, or 82%, as compared to the same quarter of 2014. Collaboration revenue decreased by $1.9 million due to winding down of work performed for the Phase 1 clinical trial for AZD1419, extension of the estimated performance period for the $5.4 million payment received from AstraZeneca in March 2014, and expiration of our collaboration agreement with GlaxoSmithKline (“GSK”) in 2014. Grant revenue decreased by $1.0 million primarily due to due to a decrease in revenue recognized from our National Institute of Health’s National Institute of Allergy and Infectious Diseases contracts for adjuvant development that expired in 2014 and other programs funded by grants.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs, which include benefits, recruitment, travel and supply costs, outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials as well as our regulatory filings and manufacturing of our product candidates. For the three months ended March 31, 2015 and 2014, approximately 86% and 51%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase
			(Decrease) from
	Three Months Ended March 31,		2014 to 2015
Research and Development:	2015	2014	$	%
Compensation and related personnel costs	$7,145	$5,654	$1,491	26%
Outside services	12,490	5,295	7,195	136%
Facility costs	1,700	1,590	110	7%
Non-cash stock-based compensation	885	692	193	28%
Total research and development	$22,220	$13,231	$8,989	68%

Total research and development expense for the three months ended March 31, 2015, increased by $9.0 million, or 68%, as compared to the same quarter in 2014. Outside services expense increased by $7.2 million primarily due to the initiation of our HEPLISAV-B clinical trial in April 2014. Compensation and related personnel costs increased by $1.5 million and non-cash stock-based compensation increased by $0.2 million due to an overall increase in employee headcount. Facility costs increased by $0.1 million due to repair and maintenance of our manufacturing facility.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase
			(Decrease) from
	Three Months Ended March 31,		2014 to 2015
General and Administrative:	2015	2014	$	%
Compensation and related personnel costs	$1,958	$1,483	$475	32%
Outside services	1,129	1,177	(48)	(4)%
Legal costs	520	756	(236)	(31)%
Facility costs	183	163	20	12%
Non-cash stock-based compensation	1,069	578	491	85%
Total general and administrative	$4,859	$4,157	$702	17%

General and administrative expense for the three months ended March 31, 2015, increased by $0.7 million, or 17%, as compared to the same period in 2014. Non-cash stock-based compensation increased by $0.5 million due to increased annual stock option grants in 2015 and a full quarter of expense related to 2014 annual option grants in the first quarter of 2015. Compensation and related personnel costs increased by $0.5 million due to an overall increase in employee headcount. Legal costs decreased by $0.2 million as certain ongoing litigation expenses incurred in the first quarter of 2015 were covered under the Company’s insurance.

Interest Income, Interest Expense, and Other Income

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense includes interest expense incurred on debt. Other income includes gains and losses on foreign currency transactions as well as gains and losses on disposals of property and equipment. The following is a summary of our interest income and expense and other income (in thousands, except for percentages):

Increase
(Decrease) from
Three Months Ended March 31,	2014 to 2015
2015	2014	$	%
Interest income	$27	$65	$(38)	(58)%
Interest expense	$(247)	$-	$(247)	(100)%
Other income	$455	$62	$393	634%

Interest income remained flat for the three months ended March 31, 2015, as compared to the same period in 2014. Interest expense for the three months ended March 31, 2015, increased by $0.2 million compared to the same period in 2014, due to interest expense related to the loan from Hercules Technology Growth Capital, Inc. (“Hercules”) entered into in December 2014. Other income for the three months ended March 31, 2015 increased by $0.4 million due to gains on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe.

Liquidity and Capital Resources

As of March 31, 2015, we had $97.6 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds and U.S. government agency securities.

During the three months ended March 31, 2015, we used $24.1 million of cash for our operations primarily due to our net loss of $26.2 million, of which $2.5 million consisted of non-cash charges such as stock-based compensation, interest expense, depreciation and amortization and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2014, we used $11.2 million of cash for our operations primarily due to a net loss of $13.8 million, of which $1.9 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first three months of 2015 increased by $13.0 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2015, cash used in investing activities was $10.5 million compared to $14.7 million of cash provided by investing activities for the three months ended March 31, 2014. Cash used in investing activities during the first three months of 2015 included $9.9 million of net purchases of marketable securities versus $15.1 million of net proceeds from maturities of marketable securities during the first three months of 2014.

During the three months ended March 31, 2015 and 2014, cash provided by financing activities was $0.1 million. During the three months ended March 31, 2015, we received proceeds of $0.1 million from employee purchases of our common stock under the 2014 Employee Stock Purchase Plan.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of March 31, 2015 and anticipated revenues and funding from existing agreements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

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

In December 2014, we entered into a Loan and Security Agreement with Hercules under which we may borrow up to $40.0 million in two tranches. We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, can be drawn at our option any time prior to September 30, 2015, but only if we have achieved certain milestones relating to the ongoing HEPLISAV–B Phase 3 study. The term loan accrues interest at equal to the greater of either (i) 9.75% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.75% per annum, and is secured by substantially all of our existing and after-acquired assets, excluding our intellectual property assets.

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of March 31, 2015, under the terms of our agreements, including certain agreements relating to the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $16.4 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds and U.S. government agency securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $1.0 million or $1.2 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of our wholly-owned subsidiary Rhein Biotech GmbH (“Dynavax Europe”) with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of March 31, 2015 was $3.0 million primarily related to translation of Dynavax Europe assets, liabilities and operating results from Euros to U.S. dollars. As of March 31, 2015, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We currently do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective and were operating at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

On September 10, 2014, plaintiffs filed the second amended complaint (“SAC”) to remove or correct erroneous statements attributed to confidential witnesses. The SAC retains all allegations asserted in the ACC. On October 10, 2014, defendants filed a motion to dismiss the SAC. On November 10, 2014, plaintiffs filed an opposition to the Company’s motion to dismiss the SAC. The Company filed its reply in support of the motion on December 1, 2014.

A hearing on the motion to dismiss the SAC occurred on February 20, 2015. The Court granted the motion with respect to some of the alleged misrepresentations and omissions made by the Company or certain named defendants as well as some of the insider trading claims against certain insiders and denied the motion to dismiss with respect to other alleged misrepresentations and omissions and insider trading claims. The Company filed an answer to the SAC on April 6, 2015.

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

On August 21, 2013, pursuant to a stipulation between the parties, the State Court stayed the state derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On October 17, 2013, pursuant to a stipulation between the parties, the federal court stayed the federal derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. Both cases remain stayed.

The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously.

ITEM 1A.	RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. There have been no substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on March 5, 2015.

Risks Related to our Business

The success of our product candidates, in particular HEPLISAV-B, depends on regulatory approval. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy, consistency of manufacture or compliance with Good Manufacturing Practices (“GMP”) regulations are insufficient for regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.

None of our product candidates has been approved for sale by any regulatory agency. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the U.S., including the FDA, and foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approvals for our most advanced product candidates. Approval processes in the U.S. and in other countries are uncertain, can take many years and require the expenditure of substantial resources, and we are unable to predict the timing of when regulatory approval may be received, if ever, in any jurisdiction.

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

In February 2014, we announced our withdrawal of our Marketing Authorization Application (“MAA”) for approval to the European Medicines Agency (“EMA”). The Day 180 List of Outstanding Issues (“LOI”) provided by the EMA indicated that, based primarily on the Good Clinical Practices (“GCP”) inspection findings, Study HBV-17 was not acceptable without additional assurances regarding the study results and because some of the findings were related to our overall GCP compliance systems, the other pivotal HEPLISAV-B studies (HBV-10 and HBV-16) were questioned by the EMA. The LOI also noted that the HEPLISAV-B safety database was considered to be too small to rule out a risk of less common serious adverse events, particularly in light of the GCP concerns. We withdrew the application, in part, because the required time frame for response under the MAA procedure was not long enough to permit the collection of the necessary clinical data.

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

We are currently undertaking clinical trials of HEPLISAV-B and SD-101 and expect to commence clinical trials for our other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain Institutional Review Board (“IRB”) or regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

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

•	our inability to obtain IRB approval to conduct a clinical trial at a prospective site;
•	our inability to obtain regulatory approval to conduct a clinical trial;
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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by an independent Data and Safety Monitoring Board (“DSMB”), and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

We have no commercialization experience, and the time and resources to develop sales, marketing and distribution capabilities for HEPLISAV-B are significant. If we fail to achieve and sustain commercial success for HEPLISAV-B, either independently or with a partner, our business would be harmed.

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

We currently utilize our facility in Düsseldorf to manufacture rHBsAg for HEPLISAV-B. The commercial manufacturing of biological products is a time-consuming and complex process, which must be performed in compliance with GMP regulations. As part of the review of our BLA filing for HEPLISAV-B, the FDA requested additional data regarding our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities and there can be no assurance that our responses will be sufficient to meet the FDA requirements for GMP manufacturing.

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

We have withdrawn our MAA for HEPLISAV-B in Europe and we may not be able to provide sufficient data or respond to other comments to our previously filed MAA sufficient to obtain regulatory approvals in Europe in a reasonable time period or at all. Any failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

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

If we fail to comply with the extensive requirements applicable to biopharmaceutical manufacturers and marketers under the healthcare fraud and abuse laws of the jurisdictions in which we conduct our business, we may be subject to significant liability.

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

•

laws that require transparency regarding financial arrangements with health care professionals, such as the reporting and disclosure requirements imposed by the Patient Protection and Affordable Care Act (“PPACA”) and state laws; and

•

state law equivalents of each of the federal laws described above, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third-party payer, including commercial insurers.

The Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. These entities also coordinate extensively with the FDA, using legal theories that connect violations of the Federal Food, Drug and Cosmetic Act (such as off-label promotion) to the eventual submission of false claims to government healthcare programs. Prosecution of such promotion cases under the healthcare fraud and abuse laws provides the potential for private parties (qui tam relators, or “whistleblowers”) to initiate cases on behalf of the government and provides for significantly higher penalties upon conviction.

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

Violations of any of the laws described above or any other applicable governmental regulations and other similar foreign laws may subject us, our employees or our agents to criminal and/or civil sanctions, including fines, civil monetary penalties, exclusion from participation in government health care programs (including Medicare and Medicaid), and the restriction or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Additionally, whether or not we have complied with the law, an investigation into alleged unlawful conduct may cause us to incur significant expense, cause reputational damage, divert management time and attention, and otherwise adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

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

A consolidated securities class action lawsuit against us is pending and purported stockholder derivative complaints have been brought against us. Any negative outcome from such lawsuits could result in payments of monetary damages or fines, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $619.2 million as of March 31, 2015. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of Dynavax Europe. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

Two of our potential competitors, Merck and GSK, are exclusive licensees of broad patents covering methods of production of rHBsAg, a component of HEPLISAV-B. In addition, the Institut Pasteur also owns or has exclusive licenses to patents relating to aspects of production of rHBsAg. While some of these patents have expired or will soon expire outside the U.S., they remain in force in the U.S. To the extent we are able to commercialize HEPLISAV-B in the U.S. while these patents remain in force, Merck, GSK or their respective licensors or the Institut Pasteur may bring claims against us.

If we or our collaborators are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against our products, for example, as may arise in connection with the commercialization of HEPLISAV-B or any similar product candidate, we or our collaborator could be required to pay substantial damages or be unable to commercialize our product candidates or use our proprietary technologies without a license from such third party. A license may require the payment of substantial fees or royalties, require a grant of a cross-license to our technology or may not be available on acceptable terms, if at all. Any of these outcomes could require us to change our business strategy and could materially impact our business and operations.

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

We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We cannot be certain that we will be able to protect our trade secrets adequately. Any disclosure of confidential data in the public domain or to third parties could allow our competitors to learn our trade secrets. If we are unable to adequately obtain or enforce proprietary rights, we may be unable to commercialize our products, enter into collaborations, generate revenues or maintain any advantage we may have with respect to existing or potential competitors.

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

As a public company, we will continue to incur legal, accounting and other expenses associated with reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as new rules implemented by the SEC and the NASDAQ Stock Market LLC. We may need to continue to implement additional financial and accounting systems, procedures and controls to accommodate changes in our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting as of the end of our fiscal year, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2015, we had 28,925,575 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

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

EX—101.DEFXBRL Taxonomy Extension Definition Linkbase

EX—101.LABXBRL Taxonomy Extension Labels Linkbase Document

EX—101.PREXBRL Taxonomy Extension Presentation Linkbase Document

____________________________________________________________________________________________

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 7, 2015	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2015	By:	/s/ DAVID JOHNSON
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

EX—101.DEFXBRL Taxonomy Extension Definition Linkbase

EX—101.LABXBRL Taxonomy Extension Labels Linkbase Document

EX—101.PREXBRL Taxonomy Extension Presentation Linkbase Document

____________________________________________________________________________________________

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.