Form 10-Q
period 2015-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2015-08-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, the registrant had outstanding 38,403,449 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully develop and achieve regulatory approval for HEPLISAV-B™, our business and collaboration strategy, our intellectual property position, our product development efforts, our ability to commercialize our product candidates, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated use of and sources of funds as well as our plans, objectives, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,486	$49,511
Marketable securities available-for-sale	56,895	73,141
Accounts receivable	657	727
Prepaid expenses and other current assets	3,858	4,058
Total current assets	97,896	127,437
Property and equipment, net	8,887	7,924
Goodwill	2,078	2,277
Restricted cash	613	632
Other assets	20	20
Total assets	$109,494	$138,290
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,345	$1,159
Accrued research and development	5,927	6,938
Accrued liabilities	4,746	6,317
Deferred revenues	7,448	5,865
Long-term debt, current portion	1,498	-
Total current liabilities	21,964	20,279
Deferred revenues, net of current portion	3,916	6,900
Long-term debt, net of current portion	7,961	9,559
Other long-term liabilities	1,125	1,070
Total liabilities	34,966	37,808
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:
Series B Convertible Preferred Stock — 17 shares at June 30, 2015 and 43 at December 31, 2014	-	-
Common stock: $0.001 par value; 69,500 shares authorized at June 30, 2015 and December 31, 2014; 30,237 and 26,307 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	30	26
Additional paid-in capital	719,966	695,058
Accumulated other comprehensive loss	(2,727)	(1,669)
Accumulated deficit	(642,741)	(592,933)
Total stockholders’ equity	74,528	100,482
Total liabilities and stockholders’ equity	$109,494	$138,290

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Collaboration revenue	$930	$2,031	$1,401	$4,404
Grant revenue	101	1,007	249	2,132
Service and license revenue	519	10	527	10
Total revenues	1,550	3,048	2,177	6,546
Operating expenses:
Research and development	19,686	23,639	41,906	36,870
General and administrative	5,098	4,085	9,957	8,242
Unoccupied facility expense	-	178	-	255
Total operating expenses	24,784	27,902	51,863	45,367
Loss from operations	(23,234)	(24,854)	(49,686)	(38,821)
Other income (expense):
Interest income	18	55	45	120
Interest expense	(263)	-	(510)	-
Other (loss) income, net	(112)	22	343	84
Net loss	$(23,591)	$(24,777)	$(49,808)	$(38,617)
Basic and diluted net loss per share	$(0.80)	$(0.94)	$(1.70)	$(1.47)
Weighted average shares used to compute basic and diluted net loss per share	29,335	26,286	29,230	26,286

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(23,591)	$(24,777)	$(49,808)	$(38,617)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities available-for-sale	(9)	1	(1)	70
Cumulative foreign currency translation adjustments	237	(97)	(1,057)	(106)
Total other comprehensive income (loss)	228	(96)	(1,058)	(36)
Total comprehensive loss	$(23,363)	$(24,873)	$(50,866)	$(38,653)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(49,808)	$(38,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	634	680
Gain on disposal of property and equipment	-	(24)
Accretion of discounts and amortization of premiums on marketable securities	314	500
Unoccupied facility expense	-	255
Accretion of debt discount related to debt financing	(100)	-
Accretion of end of term payment related to debt financing	107	-
Cash-settled portion of stock-based compensation expense	387	-
Stock compensation expense	3,872	2,946
Changes in operating assets and liabilities:
Accounts receivable	70	335
Prepaid expenses and other current assets	200	(3,603)
Restricted cash and other assets	-	(579)
Accounts payable	648	112
Accrued liabilities and other long term liabilities	(2,634)	3,217
Deferred revenues	(1,401)	996
Net cash used in operating activities	(47,711)	(33,782)
Investing activities
Purchases of marketable securities	(18,654)	(37,251)
Proceeds from maturities of marketable securities	34,585	65,794
Purchases of property and equipment, net	(1,668)	(919)
Net cash provided by investing activities	14,263	27,624
Financing activities
Proceeds from issuance of common stock, net	20,213	-
Proceeds from exercise of stock options and restricted stock awards	109	13
Proceeds from exercise of warrants	228	-
Proceeds from Employee Stock Purchase Plan	103	70
Net cash provided by financing activities	20,653	83
Effect of exchange rate changes on cash and cash equivalents	(230)	(15)
Net decrease in cash and cash equivalents	(13,025)	(6,090)
Cash and cash equivalents at beginning of period	49,511	23,122
Cash and cash equivalents at end of period	$36,486	$17,032
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Cash paid during the year for interest	$433	$-
Disposal of fully depreciated property and equipment	$4	$664
Net change in unrealized gain on marketable securities	$(1)	$70

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

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Dynavax GmbH (formerly known as Rhein Biotech GmbH) and Dynavax International, B.V. Dynavax International, B.V. was dissolved in January 2015. All significant intercompany accounts and transactions, among consolidated entities, have been eliminated. We operate in one business segment: the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2015, we had cash, cash equivalents and marketable securities of $93.4 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of June 30, 2015 and anticipated revenues, funding from existing collaboration agreements and proceeds from financing arrangements.

We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-BTM and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic collaboration and licensing arrangements and/or future public or private debt and equity financings. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or our other development programs while we seek strategic alternatives.

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

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our license and collaboration agreements with our partners provide for payments to be paid to us upon the achievement of development milestones. Given the challenges inherent in developing biologic products, there is substantial uncertainty whether any such milestones will be achieved at the time we entered into these agreements. In addition, we evaluate whether the development milestones meet the criteria to be considered substantive. The conditions include: (i) the development work is contingent on either of the following: (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the deliverable item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) it relates solely to past performance and (iii) it is reasonable relative to all the deliverable and payment terms within the arrangement. As a result of our analysis, we may consider our development milestones to be substantive and, accordingly, we expect to recognize as revenue future payments received from such milestones as we achieve each milestone.

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

Revenues from manufacturing agreements are recognized upon meeting revenue recognition criteria for substantial performance and acceptance by the customer.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through June 30, 2015.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

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

Accounting Standards Update 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This ASU will be effective for the Company in fiscal year 2016. Early adoption is permitted. The Company is currently assessing the future impact of this ASU on its financial statements.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2015
Money market funds	$30,847	$-	$-	$30,847
U.S. government agency securities	-	56,895	-	56,895
Total	$30,847	$56,895	$-	$87,742

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds	$46,989	$-	$-	$46,989
U.S. government agency securities	-	73,141	-	73,141
Total	$46,989	$73,141	$-	$120,130

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of June 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2015
Cash and cash equivalents:
Cash	$5,639	$-	$-	$5,639
Money market funds	30,847	-	-	30,847
Total cash and cash equivalents	36,486	-	-	36,486
Marketable securities available-for-sale:
U.S. government agency securities	56,895	7	(7)	56,895
Total marketable securities available-for-sale	56,895	7	(7)	56,895
Total cash, cash equivalents and marketable securities	$93,381	$7	$(7)	$93,381
December 31, 2014
Cash and cash equivalents:
Cash	$2,522	$-	$-	$2,522
Money market funds	46,989	-	-	46,989
Total cash and cash equivalents	49,511	-	-	49,511
Marketable securities available-for-sale:
U.S. government agency securities	73,140	11	(10)	73,141
Total marketable securities available-for-sale	73,140	11	(10)	73,141
Total cash, cash equivalents and marketable securities	$122,651	$11	$(10)	$122,652

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2015
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$56,895	$56,895
Mature after one year through two years	-	-
	$56,895	$56,895

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

Total net rent expense related to our operating leases for the three month periods ended June 30, 2015 and 2014, was $0.5 million and $0.4 million, respectively. Total net rent expense related to our operating leases for the six month periods ended June 30, 2015 and 2014, was $1.0 million and $0.9 million, respectively. Deferred rent was $0.5 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2015, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2015 (remaining)	$1,144
2016	2,305
2017	2,354
2018	1,299
2019	474
Thereafter	1,540
Total	$9,116

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of June 30, 2015, under the terms of our agreements, including certain agreements relating to the ongoing Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $12.3 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

The agreement with AstraZeneca has been amended several times including, most recently, in December 2014. Under the terms of this amendment, AstraZeneca will fully fund and Dynavax will conduct a Phase 2a safety and efficacy trial of AZD1419 in patients with asthma. In the fourth quarter of 2014, we received an $8.0 million payment due upon execution of this amendment, to be applied towards research and development expenses incurred in conducting the Phase 2a study.

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

Revenue from the $8.0 million payment received in the fourth quarter of 2014 was deferred and is being recognized as development work is performed, through December 2017. The $5.4 million payment received in the first quarter of 2014 and the $3.0 million initial payment received in 2011 were also deferred and are being recognized over the estimated remaining period of performance of development work, which is approximately 30 months.

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Initial payment	$63	$180	$126	$360
Subsequent payment	237	675	474	1,350
Performance of research activities	630	545	801	1,432
Total	$930	$1,400	$1,401	$3,142

As of June 30, 2015 and December 31, 2014, total deferred revenue from the initial payment, subsequent payment and development funding payments was $11.4 million and $12.8 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the periods ended June 30, 2015 and 2014 from the following awards:

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
•

August 2010, NIAID awarded us a grant to take a systems biology approach to study the differences between individuals who do or do not respond to vaccination against the hepatitis B virus. This study is one of several projects conducted under a grant to the Baylor Institute of Immunology Research in Dallas as part of the Human Immune Phenotyping Centers program. We have been awarded a total of $1.4 million under this grant.

•

September 2008, NIAID awarded us a five-year $17 million contract to develop our ISS technology using TLR9 agonists as vaccine adjuvants. The contract supports adjuvant development for anthrax as well as other disease models.

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NIAID contracts	$-	$965	$-	$1,839
All other NIH contracts	101	42	249	293
Total grant revenue	$101	$1,007	$249	$2,132

6.	Long-Term Debt

In December 2014, we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) under which we may borrow up to $40.0 million in two tranches.

We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, can be drawn at our option any time prior to September 30, 2015, but only if we have achieved certain milestones relating to the ongoing HEPLISAV–B Phase 3 study (“Milestone A”). Milestone A was achieved in July 2015 as the Data and Safety Monitoring Board (“DSMB”) completed its third prespecified review and recommended that the study continue unchanged; however, no additional amounts were drawn down through the date of this quarterly report. We plan to use the proceeds received under the Loan Agreement to provide additional funding for HEPLISAV–B development and pre-commercialization activities, as a potential source of funding for clinical trials for our cancer immunotherapeutic product candidate, SD-101, and for general corporate purposes.

The interest rate for each tranche in the Loan Agreement is calculated at a rate equal to the greater of either: (i) 9.75% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.75%. Payments under the Loan Agreement are interest only until February 1, 2016 (which will be extended until August 1, 2016, if we achieve Milestone A on or before September 30, 2015, and which will be extended until February 1, 2017, if we meet certain additional HEPLISAV-B Phase 3 related milestones (“Milestone B”) on or before August 1, 2016). The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30 month schedule through the scheduled maturity date on July 1, 2018 (which would be extended through January 1, 2019 if we achieve Milestone A on or before September 30, 2015 or Milestone B on or before August 1, 2016) (the “Loan Maturity Date”). The entire principal balance, including a balloon payment of principal, as applicable, will be due and payable on the Loan Maturity Date, which we recorded as a liability and debt discount at the origination of the loan. See Note 10 for further information regarding our Loan Agreement.

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

In addition, under the Loan Agreement, Hercules was granted the right, at its discretion, to participate in any subsequent financing in an aggregate amount of up to $1,500,000 (that is, a maximum amount of $1,500,000 with respect to all subsequent financings collectively) on the same terms, conditions and pricing afforded to others participating in any such subsequent financing. Such right applies to subsequent financings in which the aggregate proceeds to us are at least $15 million.

The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default. At June 30, 2015, we were in compliance with all loan covenants. Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which is 1.50% of the outstanding loan balance and accrued but unpaid interest.

As of June 30, 2015 and December 31, 2014, we had outstanding borrowings under the Loan Agreement of $10.0 million, with a carrying value of $9.5 million and $9.6 million, respectively, net of the debt discounts. The following table summarizes our outstanding future minimum payments associated with our long-term debt as of June 30, 2015 (in thousands):

Obligations:	Total	2015	2016-2017	2018-2019	2020 and Thereafter
Principal payments on long-term debt	$10,000	$-	$7,425	$2,575	$-
Interest payments on long-term debt	1,910	496	1,328	86	-
Total	$11,910	$496	$8,753	$2,661	$-

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options, stock awards, Series B Convertible Preferred Stock, and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options, Series B Convertible Preferred Stock, warrants and stock awards totaling approximately 4,660,000 and 7,630,000 shares of common stock as of June 30, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share for the three months ended June 30, 2015 and 2014, because the effect of their inclusion would have been anti-dilutive. For periods in which the Company has a net loss and no instruments are determined to be dilutive, such as the three months ended June 30, 2015 and 2014, basic and diluted loss per share are the same.

8. Preferred Stock, Common Stock and Warrants

Preferred Stock Outstanding

As of June 30, 2015, there were 5,000,000 shares of preferred stock authorized and 17,430 shares of $0.001 par value Series B Convertible Preferred Stock outstanding. On February 26, 2015, 26,000 shares of our Series B Convertible Preferred Stock were converted into 2,600,000 shares of common stock. See Note 10 for further information regarding our Preferred Stock.

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

Common Stock Outstanding

As of June 30, 2015, the Company has 30,237,147 shares of common stock outstanding. On November 10, 2014, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50,000,000 from time to time through Cowen as our sales agent. Sales of our common stock through Cowen will be made by means of ordinary brokers’ transactions on the NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cowen. Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We agreed to pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of June 30, 2015, we had sold 929,590 shares of common stock under the ATM Agreement resulting in net proceeds to us of approximately $20.2 million. See Note 10 for further information regarding our Common Stock.

Warrants

As of June 30, 2015, no warrants to purchase shares of our common stock were outstanding. During the three months ended June 30, 2015, approximately 1,060,000 warrants were exercised resulting in the issuance of 375,000 shares of our common stock.

9. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the six months ended June 30, 2015 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	1,820	$27.48
Options granted	1,094	16.83
Options exercised	(8)	15.60
Options cancelled:
Options forfeited (unvested)	(82)	17.34
Options cancelled (vested)	(101)	43.55
Balance at June 30, 2015	2,723	22.92	7.23	$12,303
Vested and expected to vest at June 30, 2015	2,568	23.27	7.10	$11,323
Exercisable at June 30, 2015	1,166	29.61	4.64	$3,001

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2015 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2014	179	$17.13
Granted	24	$16.16
Vested	(3)	$16.90
Forfeited or expired	(5)	$18.71
Non-vested as of June 30, 2015	195	$16.97

The aggregate intrinsic value of the restricted stock units outstanding as of June 30, 2015, based on our stock price on that date, was $4.6 million.

As of June 30, 2015, approximately 75,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding. Vesting criteria for these performance-based awards have not been met as of June 30, 2015.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Weighted-average fair value	$14.28	$13.60	$12.76	$15.50	$8.18	$9.20
Risk-free interest rate	1.7%	1.9%	1.7%	1.8%	0.4%	0.2%
Expected life (in years)	5.9	5.8	5.9	5.9	1.2	1.1
Volatility	0.7	1.3	0.7	1.4	0.7	0.9

We recognized stock-based compensation expense of $1.9 million and $1.7 million for the three months ended June 30, 2015 and 2014, respectively. We recognized stock-based compensation expense of $3.9 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$868	$738	$1,753	$1,430
General and administrative	1,050	938	2,119	1,516
Total	$1,918	$1,676	$3,872	$2,946

As of June 30, 2015, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $21.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years. Additionally, as of June 30, 2015, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $0.4 million.

Employee Stock Purchase Plan

As of June 30, 2015, 99,600 shares were approved for issuance under the 2004 Employee Stock Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or capital structure. As of June 30, 2015, employees have acquired 94,410 shares of our common stock under the 2004 Employee Stock Purchase Plan. As of June 30, 2015, 5,190 shares of our common stock remained available for future purchases under the 2004 Employee Stock Purchase Plan.

In May 2014, stockholders of the Company approved the 2014 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which the Company may issue up to 50,000 shares of its common stock, subject to adjustment, to its employees. The Purchase Plan provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). As of June 30, 2015, employees have acquired 7,959 shares of our common stock under the Purchase Plan and 42,041 shares of our common stock remained available for future purchases under the Purchase Plan.

10. Subsequent Events

In July 2015, we received additional cash of approximately $28.8 million resulting from sales of our common stock following the end of the quarter under our ATM Agreement. The ATM Agreement has concluded, as we have reached an aggregate of $50 million of gross proceeds from sales of our common stock as specified in the ATM Agreement.

On July 9, 2015, we announced that the independent DSMB charged with periodically reviewing safety data from HBV-23, the ongoing Phase 3 clinical study of HEPLISAV-B, had completed its third prespecified review and recommended that the study continue unchanged, resulting in the achievement of Milestone A under the Loan Agreement with Hercules and providing us the option to draw down the $30.0 million second tranche at any time prior to September 30, 2015 pursuant to the agreement. No additional amount has been drawn down through the date of this quarterly report. Additionally, the loan amortization date is now August 1, 2016 and the Loan Maturity Date is now January 1, 2019. See Note 6 for terms disclosed under our Loan Agreement.

On July 23, 2015, 17,430 shares of our Series B Convertible Preferred Stock were converted into 1,743,000 shares of common stock. As of July 23, 2015, no Series B Convertible Preferred Stock remained outstanding.

On July 27, 2015, we completed an underwritten public offering of 5,227,273 shares of our common stock, including 681,818 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters. All of the shares were offered at a price to the public of $27.50 per share. The net proceeds to us from this offering were approximately $134.8 million, after deducting the underwriting discount and other estimated offering expenses payable by us.

Subsequent events noted have been evaluated through the date of this quarterly report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from those indicated by forward-looking statements as a result of various factors, including but not limited to, clinical development timing and progress, the period for which we estimate our cash resources are sufficient, the availability of additional funds, and ability to enter into strategic and licensing arrangements, as well as those set forth under “Risk Factors” and those that may be identified from time to time in our reports and registration statements filed with the Securities and Exchange Commission (“SEC”).

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

Our vaccine research has focused on the use of TLR9 agonists as novel adjuvants. Our lead vaccine product candidate is HEPLISAV-BTM, an investigational adult hepatitis B vaccine in Phase 3 clinical development. HEPLISAV-B combines our proprietary TLR9 agonist adjuvant and recombinant hepatitis B surface antigen (“rHBsAg”) to elicit a response after two doses. In Phase 3 trials, HEPLISAV-B demonstrated earlier protection with fewer doses than currently-licensed vaccines and an adverse event profile similar to a licensed hepatitis B vaccine. Based on those data, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in 2012. In 2013, the FDA issued a Complete Response Letter (“CRL”) indicating that it would not approve the BLA because hypothetical risks of the novel adjuvant warranted a larger safety database to assess the possibility of rare autoimmune side effects. In April 2014, we initiated HBV-23, a Phase 3 study of HEPLISAV-B, in order to provide a sufficiently-sized database for the FDA to complete its review of our BLA. HBV-23 was fully enrolled in September 2014. All three prespecified reviews by the independent Data and Safety Monitoring Board (“DSMB”) charged with reviewing safety data from HBV-23 have been completed with recommendations that the study continue unchanged. Over 2,200 subjects have completed their final study visit, and all study visits for HBV-23 are expected to be completed by October 2015. Top line results of this study are expected to be released by early 2016. In the first quarter of 2016, we intend to submit to FDA our revised BLA with answers to all questions raised and that submission is expected to be assigned a 6-month Prescription Drug User Fee Act (“PDUFA”) review period. If approved, we expect under current plans to launch HEPLISAV-B in the fourth quarter of 2016.

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

In June 2015, we announced that we had entered into two clinical trial collaboration agreements with Merck to investigate the potential synergistic effect of combining immunotherapies from both companies’ pipelines: Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), and its investigational anti-interleukin-10 (anti-IL-10) immunomodulator, MK-1966, with our SD-101 product candidate. The collaboration agreements include studies that will evaluate: (i) safety and efficacy of combining SD-101 with KEYTRUDA in patients with advanced melanoma; this Phase 1b/2, multicenter, open-label study is expected to be initiated in the second half of 2015, with initial data expected in the second half of 2016, and (ii) safety and efficacy of combining SD-101 with MK-1966 in patients with solid or hematological malignancies; this Phase 1 study is expected to be initiated in the second half of 2015.

Under the terms of the agreements, we will sponsor and fund the SD-101 and KEYTRUDA study, and Merck will sponsor and fund the SD-101 and MK-1966 study. The agreements include provisions where the parties may extend either collaboration to include a Phase 3 clinical trial.

We have several clinical and preclinical programs focused on therapeutics for autoimmune and inflammatory diseases. Our most advanced inflammatory disease candidate is AZD1419, which is partnered with AstraZeneca AB (“AstraZeneca”). AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms by converting the response from one primarily mediated by type-2 helper T cells (“Th2”) to type-1 helper T cells (“Th1”). A Phase 1a study of AZD1419 demonstrated its safety and tolerability in healthy subjects. We are currently working with AstraZeneca to design a Phase 2 study, fully funded by AstraZeneca, which we expect to conduct beginning in the first half of 2016.

There is also a strong rationale for the use of TLR inhibitors to treat autoimmune diseases. These conditions arise from dysfunction in the innate immune system resulting in the body seeing its own cells and tissues as pathogens and attacking them. Various autoimmune diseases are characterized by over-stimulation of endosomal TLRs. Our lead inhibitor product candidate is DV1179, our TLR7/9 inhibitor for autoimmune or inflammatory conditions. We are assessing potential clinical applications for DV1179, including autoimmune pancreatitis, nonalcoholic steatohepatitis (“NASH”) and autoimmune skin diseases such as scleroderma and dermatomyositis. We expect to select a clinical development target for DV1179 in the fourth quarter of 2015.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $642.7 million at June 30, 2015. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

As of June 30, 2015, we had $93.4 million in cash, cash equivalents and marketable securities. In July 2015, we received additional cash of approximately $28.8 million resulting from sales of our common stock following the end of the quarter under our at-the-market sales agreement (“ATM Agreement”). The ATM Agreement has concluded as we have reached $50 million of gross proceeds as specified in the ATM Agreement. Additionally, on July 27, 2015, we completed a public offering of 5,227,273 shares of common stock, including 681,818 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters.  This offering resulted in net proceeds of approximately $134.8 million after deducting the underwriting discount and other estimated offering expenses payable by us.  Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, grants and service, manufacturing service agreements and license fees. Collaboration revenue includes amounts recognized under our collaboration agreements. Grant revenue includes amounts earned under government and private agency grants. Service and license fees include revenues related to research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2014 to 2015		June 30,		2014 to 2015
Revenues:	2015	2014	$	%	2015	2014	$	%
Collaboration revenue	$930	$2,031	$(1,101)	(54)%	$1,401	$4,404	$(3,003)	(68)%
Grant revenue	101	1,007	(906)	(90)%	249	2,132	(1,883)	(88)%
Service and license revenue	519	10	509	100%	527	10	517	100%
Total revenues	$1,550	$3,048	$(1,498)	(49)%	$2,177	$6,546	$(4,369)	(67)%

Total revenues for the three months ended June 30, 2015 decreased by $1.5 million, or 49%, as compared to the same quarter of 2014. Collaboration revenue decreased by $1.1 million due to winding down of work performed for the Phase 1 clinical trial for AZD1419, extension of the estimated performance period for the $5.4 million payment received from AstraZeneca in March 2014, and expiration of our collaboration agreement with GlaxoSmithKline (“GSK”) in 2014. Grant revenue decreased by $0.9 million due to a decrease in revenue recognized from our National Institute of Health’s National Institute of Allergy and Infectious Diseases contracts for adjuvant development that expired in 2014. The total revenue decrease was partially offset by an increase of service and license revenue of $0.5, due to revenue received from manufacturing services on behalf of a third party.

Total revenues for the six months ended June 30, 2015 decreased by $4.4 million, or 67%, as compared to the same period in 2014. Collaboration revenue decreased by $3.0 million due to winding down of work performed for the Phase 1 clinical trial for AZD1419, extension of the estimated performance period for the $5.4 million payment received from AstraZeneca in March 2014, and expiration of our collaboration agreement with GSK in 2014. Grant revenue decreased by $1.9 million due to a decrease in revenue recognized from our National Institute of Health’s National Institute of Allergy and Infectious Diseases contracts for adjuvant development that expired in 2014. The decrease was partially offset by an increase of service and license revenue of $0.5, due to revenue received from manufacturing services on behalf of a third party.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs, which include benefits, recruitment, travel and supply costs, outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials as well as our regulatory filings and manufacturing of our product candidates. For the six months ended June 30, 2015 and 2014, approximately 83% and 72%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2014 to 2015		June 30,		2014 to 2015
Research and Development:	2015	2014	$	%	2015	2014	$	%
Compensation and related personnel costs	$7,315	$6,159	$1,156	19%	$14,460	$11,813	$2,647	22%
Outside services	9,819	15,237	(5,418)	(36)%	22,309	20,532	1,777	9%
Facility costs	1,684	1,505	179	12%	3,384	3,095	289	9%
Non-cash stock-based compensation	868	738	130	18%	1,753	1,430	323	23%
Total research and development	$19,686	$23,639	$(3,953)	(17)%	$41,906	$36,870	$5,036	14%

Total research and development expense for the three months ended June 30, 2015, decreased by $4.0 million, or 17%, as compared to the same quarter in 2014. Outside services expense decreased by $5.4 million during the quarter compared to the same period in 2014 primarily due to lower activity related to our HEPLISAV-B clinical trial. Compensation and related personnel costs increased by $1.2 million and non-cash stock-based compensation increased by $0.1 million due to an overall increase in employee headcount and larger share-based award granted to employees, respectively. Facility costs increased by $0.2 million due to repair and maintenance of our manufacturing facility.

Total research and development expense for the six months ended June 30, 2015, increased by $5.0 million, or 14%, as compared to the same period in 2014. Compensation and related personnel costs increased by $2.6 million and non-cash stock-based compensation increased by $0.3 million due to an overall increase in employee headcount and share-based awards granted to employees, respectively. Outside services expense increased by $1.8 million during the six month period as compared to the same period in 2014 primarily due to six months of expenses related to our HEPLISAV-B clinical trial in 2015 while only three months of expense was incurred in 2014, as the trial was initiated in April 2014. Facility costs increased by $0.3 million due to repair and maintenance of our manufacturing facility.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2014 to 2015		June 30,		2014 to 2015
General and Administrative:	2015	2014	$	%	2015	2014	$	%
Compensation and related personnel costs	$2,065	$1,572	$493	31%	$4,023	$3,055	$968	32%
Outside services	1,298	788	510	65%	2,427	1,965	462	24%
Legal costs	495	604	(109)	(18)%	1,015	1,360	(345)	(25)%
Facility costs	190	183	7	4%	373	346	27	8%
Non-cash stock-based compensation	1,050	938	112	12%	2,119	1,516	603	40%
Total general and administrative	$5,098	$4,085	$1,013	25%	$9,957	$8,242	$1,715	21%

General and administrative expense for the three months ended June 30, 2015, increased by $1.0 million, or 25%, as compared to the same period in 2014. Compensation and related personnel costs increased by $0.5 million and non-cash stock-based compensation increased by $0.1 million due to an overall increase in employee headcount and share-based awards granted to employees, respectively. Outside services increased by $0.5 million due to the hiring of consultants for administrative and commercial development services. Legal costs decreased by $0.1 million as certain ongoing litigation expenses incurred in the second quarter of 2015 were covered under our insurance.

General and administrative expense for the six months ended June 30, 2015, increased by $1.7 million, or 21%, as compared to the same period in 2014. Compensation and related personnel costs increased by $1.0 million due to an overall increase in employee headcount. Non-cash stock-based compensation increased by $0.6 million due to increased annual stock option grants in 2015 and a full quarter of expense related to 2014 annual option grants in the first quarter of 2015. Outside services increased by $0.5 million due to due to the hiring of consultants for administrative and commercial development services. Legal costs decreased by $0.3 million as certain ongoing litigation expenses during the first six months of 2015 were covered under the Company’s insurance.

Interest Income, Interest Expense, and Other (Loss) Income

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

Increase	Increase
Three Months Ended	(Decrease) from	Six Months Ended	(Decrease) from
June 30,	2014 to 2015	June 30,	2014 to 2015
2015	2014	$	%	2015	2014	$	%
Interest income	$18	$55	$(37)	(67)%	$45	$120	$(75)	(63)%
Interest expense	$(263)	$-	$(263)	(100)%	$(510)	$-	$(510)	(100)%
Other (loss) income	$(112)	$22	$(134)	(609)%	$343	$84	$259	308%

Interest income remained flat for the three months ended June 30, 2015, as compared to the same period in 2014. Interest expense for the three months ended June 30, 2015, increased by $0.3 million compared to the same period in 2014, due to interest expense related to the Loan and Security Agreement (“Loan Agreement”) that we entered into with Hercules Technology Growth

Capital, Inc. (“Hercules”) in December 2014. Other income for the three months ended June 30, 2015 decreased by $0.1 million due to loss on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe.

Interest income decreased by $0.1 million, or 63% for the six months ended June 30, 2015, as compared to the same period in 2014 due to a lower balance of interest bearing marketable securities. Interest expense for the six months ended June 30, 2015, increased by $0.5 million compared to the same period in 2014, due to interest expense related to the loan from Hercules. Other income for the six months ended June 30, 2015 increased by $0.3 million due to gain on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe.

Liquidity and Capital Resources

As of June 30, 2015, we had $93.4 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds and U.S. government agency securities.

During the six months ended June 30, 2015, we used $47.7 million of cash for our operations primarily due to our net loss of $49.8 million, of which $5.2 million consisted of non-cash charges such as stock-based compensation, interest expense, depreciation and amortization, cash-settled stock based compensation and accretion and amortization on marketable securities. By comparison, during the six months ended June 30, 2014, we used $33.8 million of cash for our operations primarily due to a net loss of $38.6 million, of which $4.4 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first six months of 2015 increased by $13.9 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2015, cash provided by investing activities was $14.3 million compared to $27.6 million for the six months ended June 30, 2014. Cash provided by investing activities during the first six months of 2015 included $15.9 million of net purchases of marketable securities versus $28.5 million of net proceeds from maturities of marketable securities during the first six months of 2014.

During the six months ended June 30, 2015 and 2014, cash provided by financing activities was $20.7 million and $0.1 million, respectively. During the six months ended June 30, 2015, we received $20.2 million in net proceeds from issuance of common stock under our ATM Agreement with Cowen and Company, LLC. We additionally received proceeds of $0.3 million and $0.1 million from exercise of warrants and employee purchases of our common stock under the 2014 Employee Stock Purchase Plan during the six months ended June 30, 2015 and 2014, respectively.

In July 2015, we received additional cash of approximately $28.8 million resulting from sales of our common stock following the end of the quarter under the ATM Agreement. The ATM Agreement has concluded as we have reached $50 million of gross proceeds as specified in the ATM Agreement. Additionally, on July 27, 2015, we completed a public offering of 5,227,273 shares of common stock, including 681,818 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters. This offering resulted in net proceeds of approximately $134.8 million after deducting the underwriting discount and other estimated offering expenses payable by us. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of June 30, 2015, anticipated revenues, funding from existing agreements and proceeds from financing arrangements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to HBV-23 are expected to decline as the trial completes in October 2015 as costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101, begin to increase. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

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

In December 2014, we entered into the Loan Agreement with Hercules under which we may borrow up to $40.0 million in two tranches. We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, can be drawn at our option any time prior to September 30, 2015. The term loan accrues interest at a rate equal to the greater of either (i) 9.75% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.75% per annum, and is secured by substantially all of our existing and after-acquired assets, excluding our intellectual property assets.

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of June 30, 2015, under the terms of our agreements, including certain agreements relating to the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $12.3 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds and U.S. government agency securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $0.7 million or $0.9 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of our wholly-owned subsidiary Dynavax GmbH (formerly known as Rhein Biotech GmbH) with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of June 30, 2015 was $2.7 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of June 30, 2015, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We currently do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

(b) Changes in internal controls

There has been no change in our internal controls over financial reporting as defined in Rule 13a – 15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations.

On June 18, 2013, the first of two substantially similar securities class action complaints was filed in the U.S. District Court for the Northern District of California against the Company and certain of its former executive officers. The second was filed on June 26, 2013. On August 22, 2013, these two complaints and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On September 27, 2013, the Court appointed a lead plaintiff and lead counsel. On November 12, 2013, lead plaintiff filed his consolidated class action complaint (the “consolidated complaint”), which named a former director of the Company as a defendant in addition to the Company and the former executive officers identified in the two prior complaints (collectively, the “defendants”). The consolidated complaint alleged that between April 26, 2012 and June 10, 2013, the Company and certain of its executive officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to the Company’s product, HEPLISAV-B, an investigational adult hepatitis B vaccine. The consolidated complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On January 10, 2014, defendants filed a motion to dismiss the consolidated complaint.

On March 10, 2014, plaintiffs filed an opposition to the motion to dismiss the consolidated complaint. The opposition introduced a new theory of the case, so defendants permitted plaintiffs to amend their complaint. On April 7, 2014, plaintiffs filed an amended consolidated complaint (“ACC”). The ACC added a new plaintiff and several new defendants, and alleged that, between April 26, 2012 and June 10, 2013, the Company, certain of its executive officers and directors, and entities related to certain of its directors, violated Sections 10(b), 20A, and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder in connection with statements related to our product candidate, HEPLISAV-B. Specifically, the ACC alleged that the Company made fraudulent misrepresentations or omissions regarding the manufacture of HEPLISAV-B and that certain insiders unlawfully profited from such misrepresentations or omissions. The ACC sought unspecified damages, interest, attorneys’ fees, and other costs. On June 6, 2014, defendants filed a motion to dismiss the ACC. On August 8, 2014, plaintiffs filed their Opposition to that motion.

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

A hearing on the motion to dismiss the SAC occurred on February 20, 2015. The Court granted the motion with respect to some of the alleged misrepresentations and omissions made by the Company or certain named defendants as well as some of the insider trading claims against certain insiders and denied the motion to dismiss with respect to other alleged misrepresentations and omissions and insider trading claims. The Company filed an answer to the SAC on April 6, 2015. Dynavax and the lead plaintiff in the securities class action have agreed to participate in mediation.

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

On August 21, 2013, pursuant to a stipulation between the parties, the State Court stayed the state derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On October 17, 2013, pursuant to a stipulation between the parties, the federal court stayed the federal derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On May 8, 2015, the parties filed a stipulation to keep the state derivative case stayed until a final resolution in the In re Dynavax Technologies Securities Litigation. On May 15, 2015, the parties also stipulated to keep the federal derivative case stayed until a final resolution in the In re Dynavax Technologies Securities Litigation.

The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously. However, the lawsuits are subject to inherent uncertainties, the actual costs may be significant, and we may not prevail. We believe we are entitled to coverage under our relevant insurance policies with respect to these lawsuits, but coverage could be denied or prove to be insufficient.

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

For our lead product, HEPLISAV-B, our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 CRL, HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we are undertaking a study intended to obtain additional safety data information that we can submit to the FDA, there can be no assurance that this additional clinical study will support approval, or that the data will provide acceptable immunogenicity data for patients with diabetes. The FDA also requested additional data from our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities in our Düsseldorf manufacturing facility (our wholly-owned subsidiary, Dynavax GmbH) with respect to quality assurance of commercial product. There can be no assurance that we can successfully produce the requisite data in a timely manner or that the data will be sufficient for approval in the U.S.

In February 2014, we announced our withdrawal of our Marketing Authorization Application (“MAA”) for approval to the European Medicines Agency (“EMA”). The Day 180 List of Outstanding Issues (“LOI”) provided by the EMA indicated that, based primarily on the Good Clinical Practices (“GCP”) inspection findings, Study HBV-17 was not acceptable without additional assurances regarding the study results and, because some of the findings were related to our overall GCP compliance systems, the other pivotal HEPLISAV-B studies (HBV-10 and HBV-16) were questioned by the EMA. The LOI also noted that the HEPLISAV-B safety database was considered to be too small to rule out a risk of less common serious adverse events, particularly in light of the GCP concerns. We withdrew the application, in part, because the required time frame for response under the MAA procedure was not long enough to permit the collection of the necessary clinical data.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by a DSMB, and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.*

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet‑based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of key business processes.

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Finances and Capital Requirements

We have incurred substantial losses since inception and do not have any commercial products that generate revenue.

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $642.7 million as of June 30, 2015. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH (formerly known as Rhein Biotech GmbH). We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

Sufficient additional financing through future public or private financings, strategic alliance and licensing arrangements or other financing sources may not be available on acceptable terms or at all. In July 2015, we completed an equity financing resulting in net proceeds of $134.8 million. Additional equity financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2015, we had 30,237,147 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed shelf registration statements on Form S-3 under the Securities Act of 1933, as amended, to register securities that we may choose to issue in the future and on Form S-8 to register the shares of our common stock reserved for issuance under our stock option plans.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.1+	Amended and Restated 2011 Equity Incentive Plan	Appendix A	DEF 14A	April 21, 2015	001-34207
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS XBRL Instance Document

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 7, 2015	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2015	By:	/s/ DAVID JOHNSON
David Johnson
Vice President
(Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.1+	Amended and Restated 2011 Equity Incentive Plan	Appendix A	DEF 14A	April 21, 2015	001-34207
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS XBRL Instance Document

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