Form 10-Q
period 2015-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2015-11-05
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015, the registrant had outstanding 38,425,277 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$103,031	$49,511
Marketable securities available-for-sale	117,666	73,141
Accounts receivable	1,163	727
Prepaid expenses and other current assets	2,489	4,058
Total current assets	224,349	127,437
Property and equipment, net	11,606	7,924
Goodwill	2,106	2,277
Restricted cash	615	632
Other assets	231	20
Total assets	$238,907	$138,290
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,359	$1,159
Accrued research and development	7,861	6,938
Accrued liabilities	5,952	6,317
Deferred revenues	3,558	5,865
Total current liabilities	19,730	20,279
Deferred revenues, net of current portion	6,988	6,900
Long-term debt	-	9,559
Other long-term liabilities	1,001	1,070
Total liabilities	27,719	37,808
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:
Series B Convertible Preferred Stock — no shares and 43 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Common stock: $0.001 par value; 69,500 shares authorized at September 30, 2015 and December 31, 2014; 38,425 and 26,307 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	38	26
Additional paid-in capital	886,575	695,058
Accumulated other comprehensive loss	(2,560)	(1,669)
Accumulated deficit	(672,865)	(592,933)
Total stockholders’ equity	211,188	100,482
Total liabilities and stockholders’ equity	$238,907	$138,290

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Collaboration revenue	$829	$1,795	$2,230	$6,199
Grant revenue	359	414	608	2,546
Service and license revenue	-	-	527	10
Total revenues	1,188	2,209	3,365	8,755
Operating expenses:
Research and development	24,105	28,072	66,011	64,942
General and administrative	5,524	4,083	15,481	12,325
Unoccupied facility expense	-	131	-	386
Total operating expenses	29,629	32,286	81,492	77,653
Loss from operations	(28,441)	(30,077)	(78,127)	(68,898)
Other income (expense):
Interest income	33	42	78	162
Interest expense	(62)	-	(572)	-
Other income, net	17	216	360	300
Loss on extinguishment of debt	(1,671)	-	(1,671)	-
Net loss	$(30,124)	$(29,819)	$(79,932)	$(68,436)
Basic and diluted net loss per share	$(0.82)	$(1.13)	$(2.43)	$(2.60)
Weighted average shares used to compute basic and diluted net loss per share	36,532	26,291	32,880	26,288

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(30,124)	$(29,819)	$(79,932)	$(68,436)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available-for-sale	5	(1)	4	69
Cumulative foreign currency translation adjustments	162	(921)	(895)	(1,027)
Total other comprehensive income (loss)	167	(922)	(891)	(958)
Total comprehensive loss	$(29,957)	$(30,741)	$(80,823)	$(69,394)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(79,932)	$(68,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	958	1,016
Gain on disposal of property and equipment	-	(24)
Accretion of discounts and amortization of premiums on marketable securities	476	714
Unoccupied facility expense	-	386
Accretion of debt discount related to debt financing	(115)	-
Cash-settled portion of stock-based compensation expense	387	-
Stock compensation expense	6,502	4,532
Loss on extinguishment of debt	1,671	-
Changes in operating assets and liabilities:
Accounts receivable	(436)	900
Prepaid expenses and other current assets	1,569	(2,203)
Restricted cash and other assets	(211)	(575)
Accounts payable	273	3,284
Accrued liabilities and other long term liabilities	364	4,334
Deferred revenues	(2,219)	(799)
Net cash used in operating activities	(70,713)	(56,871)
Investing activities
Purchases of marketable securities	(127,918)	(44,807)
Proceeds from maturities of marketable securities	82,920	99,500
Purchases of property and equipment, net	(4,246)	(1,207)
Net cash (used in) provided by investing activities	(49,244)	53,486
Financing activities
Proceeds from issuance of common stock, net	183,899	-
Payment of debt	(10,990)	-
Proceeds from exercise of stock options and restricted stock awards	237	13
Proceeds from exercise of warrants	222	-
Proceeds from Employee Stock Purchase Plan	291	130
Net cash provided by financing activities	173,659	143
Effect of exchange rate changes on cash and cash equivalents	(182)	(224)
Net increase (decrease) in cash and cash equivalents	53,520	(3,466)
Cash and cash equivalents at beginning of period	49,511	23,122
Cash and cash equivalents at end of period	$103,031	$19,656
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Cash paid during the year for interest	$720	$-
Disposal of fully depreciated property and equipment	$171	$675
Net change in unrealized gain on marketable securities	$4	$69

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $220.7 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of September 30, 2015, anticipated revenues and funding from existing collaboration agreements.

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

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through September 30, 2015.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This Accounting Standards Update (“ASU”) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Money market funds	$61,748	$-	$-	$61,748
U.S. government agency securities	-	49,911	-	49,911
Corporate debt securities	-	103,875	-	103,875
Total	$61,748	$153,786	$-	$215,534

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds	$46,989	$-	$-	$46,989
U.S. government agency securities	-	73,141	-	73,141
Total	$46,989	$73,141	$-	$120,130

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of September 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2015
Cash and cash equivalents:
Cash	$5,163	$-	$-	$5,163
Money market funds	61,748	-	-	61,748
Corporate debt securities	36,119	4	(3)	36,120
Total cash and cash equivalents	103,030	4	(3)	103,031
Marketable securities available-for-sale:
U.S. government agency securities	49,909	4	(2)	49,911
Corporate debt securities	67,753	80	(78)	67,755
Total marketable securities available-for-sale	117,662	84	(80)	117,666
Total cash, cash equivalents and marketable securities	$220,692	$88	$(83)	$220,697
December 31, 2014
Cash and cash equivalents:
Cash	$2,522	$-	$-	$2,522
Money market funds	46,989	-	-	46,989
Total cash and cash equivalents	49,511	-	-	49,511
Marketable securities available-for-sale:
U.S. government agency securities	73,140	11	(10)	73,141
Total marketable securities available-for-sale	73,140	11	(10)	73,141
Total cash, cash equivalents and marketable securities	$122,651	$11	$(10)	$122,652

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2015
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$117,662	$117,666
Mature after one year through two years	-	-
	$117,662	$117,666

All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	Whether the investment has been in a continuous unrealized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investments to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;
•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

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

Total net rent expense related to our operating leases for the three month periods ended September 30, 2015 and 2014, was $0.5 million and $0.4 million, respectively. Total net rent expense related to our operating leases for the nine month periods ended September 30, 2015 and 2014, was $1.5 million and $1.3 million, respectively. Deferred rent was $0.5 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2015, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2015 (remaining)	$602
2016	2,312
2017	2,361
2018	1,306
2019	480
Thereafter	1,561
Total	$8,622

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of September 30, 2015, under the terms of our agreements, including certain agreements relating to the ongoing Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $7.2 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

In January 2014, we amended our agreement with AstraZeneca and received a $5.4 million payment that was due upon execution of this amendment.

In December 2014, we amended our agreement with AstraZeneca whereby AstraZeneca will fully fund and Dynavax will conduct a Phase 2a safety and efficacy trial of AZD1419 in patients with asthma. In the fourth quarter of 2014, we received an $8.0 million payment due upon execution of this amendment, to be applied towards research and development expenses incurred in conducting the Phase 2a study.

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

Revenue from the $8.0 million payment received in the fourth quarter of 2014 was deferred and is being recognized as development work is performed, through June 2018. The $5.4 million payment received in the first quarter of 2014 and the $3.0 million initial payment received in 2011 were also deferred and are being recognized over the estimated remaining period of performance of development work through June 2018, which is approximately 33 months. The estimated remaining period of performance of development work was revaluated during the quarter and updated from December 2017 to June 2018.

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Initial payment	$60	$180	$186	$540
Subsequent payment	223	675	697	2,025
Performance of research activities	546	309	1,347	1,741
Total	$829	$1,164	$2,230	$4,306

As of September 30, 2015 and December 31, 2014, total deferred revenue from the initial payment, subsequent payment and development funding payments was $10.5 million and $12.8 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the periods ended September 30, 2015 and 2014 from the following awards:

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

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NIAID contracts	$-	$255	$-	$2,094
All other NIH contracts	359	159	608	452
Total grant revenue	$359	$414	$608	$2,546

6. Long-Term Debt

In December 2014, we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) under which we could borrow up to $40.0 million in two tranches and for which we paid a $400,000 facility charge to Hercules.

We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, was available to be drawn at our option any time prior to September 30, 2015, but only if we achieved certain milestones relating to the ongoing HEPLISAV–B Phase 3 study (“Milestone A”). Milestone A was achieved in July 2015 as the Data and Safety Monitoring Board (“DSMB”) completed its third prespecified review and recommended that the study continue unchanged; however, no additional amounts were drawn down under the terms of the Loan Agreement.

In September 2015, we repaid all outstanding amounts under the Loan Agreement, at which time our obligations under the Loan Agreement terminated and Hercules released its security interests in all collateral under the Loan Agreement. We paid to Hercules $11.0 million, which consisted of $10.0 million outstanding principal, accrued but unpaid interest of $38 thousand, end of term fee of $0.8 million and prepayment charges of $0.2 million. We recognized the repayment to be a substantial modification to the debt instrument and applied debt extinguishment accounting to record a one-time loss on extinguishment of debt in the amount of $1.7 million.

The interest rate in the Loan Agreement was calculated at a rate equal to the greater of either: (i) 9.75% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.75%. Monthly payments made under the Loan Agreement between December 2014 and the date of repayment were interest only.

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options, stock awards, Series B Convertible Preferred Stock, and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options, Series B Convertible Preferred Stock, warrants and stock awards totaling approximately 2,990,000 and 7,500,000 shares of common stock as of September 30, 2015 and 2014, respectively, were excluded from the calculation of diluted net loss per share for the three months ended September 30, 2015 and 2014, because the effect of their inclusion would have been anti-dilutive. For periods in which the Company has a net loss and no instruments are determined to be dilutive, such as the three months ended September 30, 2015 and 2014, basic and diluted loss per share are the same.

8. Preferred Stock, Common Stock and Warrants

Preferred Stock Outstanding

As of September 30, 2015, there were 5,000,000 shares of preferred stock authorized and no shares of preferred stock outstanding. On February 26, 2015, 26,000 shares of our Series B Convertible Preferred Stock were converted into 2,600,000 shares of common stock. On July 23, 2015, 17,430 shares of our Series B Convertible Preferred Stock were converted into 1,743,000 shares of common stock and no Series B Convertible Preferred Stock remained outstanding.

Each share of Series B Convertible Preferred Stock was convertible into 100 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Convertible Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Convertible Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Convertible Preferred Stock is required to amend the terms of the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series B Convertible Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Convertible Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

Common Stock Outstanding

As of September 30, 2015, there were 38,425,277 shares of our common stock outstanding.

On November 10, 2014, we entered into an At Market Issuance Sales Agreement (the “2014 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we could offer and sell our common stock from time to time up to aggregate sales proceeds of $50 million through Cowen as our sales agent. The 2014 ATM Agreement terminated in July 2015 when we reached an aggregate of $50 million of gross proceeds from sales of our common stock as specified in the 2014 ATM Agreement. As of September 30, 2015, we had sold 2,125,439 shares of common stock under the 2014 ATM Agreement resulting in net proceeds to us of approximately $49.0 million.

In July 2015, we completed an underwritten public offering of 5,227,273 shares of our common stock, including 681,818 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters. All of the shares were offered at a price to the public of $27.50 per share. The net proceeds to us from this offering were approximately $134.9 million, after deducting the underwriting discount and other estimated offering expenses payable by us.

Warrants

As of September 30, 2015, no warrants to purchase shares of our common stock were outstanding.

9. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the nine months ended September 30, 2015 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	1,820	$27.48
Options granted	1,210	17.93
Options exercised	(16)	15.13
Options cancelled:
Options forfeited (unvested)	(117)	17.13
Options cancelled (vested)	(97)	44.99
Balance at September 30, 2015	2,800	23.22	7.05	$14,157
Vested and expected to vest at September 30, 2015	2,673	23.51	6.95	$13,217
Exercisable at September 30, 2015	1,232	29.16	4.49	$3,846

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2015 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2014	179	$17.13
Granted	31	$18.87
Vested	(3)	$16.90
Forfeited or expired	(15)	$18.38
Non-vested as of September 30, 2015	192	$17.31

The aggregate intrinsic value of the restricted stock units outstanding as of September 30, 2015, based on our stock price on that date, was $4.7 million.

As of September 30, 2015, approximately 75,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding. Vesting criteria for these performance-based awards have not been met as of September 30, 2015.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Weighted-average fair value	$17.63	$10.10	$13.23	$15.20	$9.18	$7.40
Risk-free interest rate	1.7%	1.9%	1.7%	1.8%	0.4%	0.2%
Expected life (in years)	5.8	5.5	5.9	5.9	1.2	1.2
Volatility	0.7	0.8	0.7	1.4	0.6	0.9

We recognized stock-based compensation expense of $2.6 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. We recognized stock-based compensation expense of $6.5 million and $4.5 million for the nine months ended September 30, 2015 and 2014, respectively. The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$1,232	$731	$2,985	$2,161
General and administrative	1,398	855	3,517	2,371
Total	$2,630	$1,586	$6,502	$4,532

As of September 30, 2015, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $20.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years. Additionally, as of September 30, 2015, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $2.6 million.

Employee Stock Purchase Plan

As of September 30, 2015, 99,600 shares were approved for issuance under the 2004 Employee Stock Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or capital structure. As of September 30, 2015, employees have acquired 94,709 shares of our common stock under the 2004 Employee Stock Purchase Plan. As of September 30, 2015, no shares of our common stock remained available for future purchases under the 2004 Employee Stock Purchase Plan.

In May 2014, stockholders of the Company approved the 2014 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which the Company may issue up to 50,000 shares of its common stock, subject to adjustment, to its employees. The Purchase Plan provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). As of September 30, 2015, employees have acquired 21,979 shares of our common stock under the Purchase Plan and 28,021 shares of our common stock remained available for future purchases under the Purchase Plan.

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

Our vaccine research has focused on the use of TLR9 agonists as novel adjuvants. Our lead vaccine product candidate is HEPLISAV-BTM, an investigational adult hepatitis B vaccine in Phase 3 clinical development. HEPLISAV-B combines our proprietary TLR9 agonist adjuvant and recombinant hepatitis B surface antigen (“rHBsAg”) to elicit a response after two doses. In Phase 3 trials, HEPLISAV-B demonstrated earlier protection with fewer doses than currently-licensed vaccines and an adverse event profile similar to a licensed hepatitis B vaccine. Based on those data, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in 2012. In 2013, the FDA issued a Complete Response Letter (“CRL”) indicating that it would not approve the BLA because hypothetical risks of the novel adjuvant warranted a larger safety database to assess the possibility of rare autoimmune side effects. In April 2014, we initiated HBV-23, a Phase 3 study of HEPLISAV-B, in order to provide a sufficiently-sized database for the FDA to complete its review of our BLA. HBV-23 was fully enrolled in September 2014. All three prespecified reviews by the independent Data and Safety Monitoring Board (“DSMB”) charged with reviewing safety data from HBV-23 have been completed with recommendations that the study continue unchanged. All study visits for HBV-23 were completed in October 2015. Top line results of this study are expected to be released by early 2016. In the first quarter of 2016, we intend to submit to FDA our revised BLA with answers to all questions raised and that submission is expected to be assigned a 6-month Prescription Drug User Fee Act (“PDUFA”) review period. If approved, we expect under current plans to launch HEPLISAV-B in the fourth quarter of 2016.

Through our expertise in TLR biology we have designed compounds that stimulate multiple innate mechanisms of tumor killing along with developing immune memory associated with antigens found in tumors. Our lead cancer immunotherapy candidate is SD-101, a C Class CpG TLR9 agonist that was selected for characteristics optimal for treatment of cancer, including high interferon induction. In animal models, SD-101 demonstrated significant anti-tumor effects at both the injected site and at distant sites as a single agent and in combination with other immunomodulators. We have begun a clinical program intended to assess the preliminary efficacy of SD-101 in a range of tumors and in combination with a range of treatments.

In June 2015, we announced that we had entered into two clinical trial collaboration agreements with Merck to investigate the potential synergistic effect of combining immunotherapies from both companies’ pipelines: Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), and its investigational anti-interleukin-10 (anti-IL-10) immunomodulator, MK-1966, with our SD-101 product candidate. The collaboration agreements include studies that will evaluate: (i) safety and efficacy of combining SD-101 with KEYTRUDA in patients with advanced melanoma, and (ii) safety and efficacy of combining SD-101 with MK-1966 in patients with solid or hematological malignancies. In October 2015, we announced initiation of patient dosing in the combination trial of SD-101 and Keytruda in patients with advanced or metastatic melanoma. We expect to complete the Phase 1b dose escalation and expand into the Phase 2 portion of the clinical trial with the selected dose of SD-101 by mid-year 2016, with initial data expected in the second half of 2016.

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

There is also a strong rationale for the use of TLR inhibitors to treat autoimmune diseases. These conditions arise from dysfunction in the innate immune system resulting in the body seeing its own cells and tissues as pathogens and attacking them. Various autoimmune diseases are characterized by over-stimulation of endosomal TLRs. Our lead inhibitor product candidate is DV1179, our TLR7/9 inhibitor for autoimmune or inflammatory conditions. We are assessing potential clinical applications for DV1179, including autoimmune pancreatitis, nonalcoholic steatohepatitis (“NASH”) and autoimmune skin diseases such as scleroderma and dermatomyositis. We expect to decide in the fourth quarter of 2015 whether further clinical development or additional pre-clinical investigation of DV1179 is warranted.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $672.9 million at September 30, 2015. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

As of September 30, 2015, we had $220.7 million in cash, cash equivalents and marketable securities, which includes approximately $184 million from sales of our common stock during the second and third quarters of 2015.

In September 2015, we repaid all outstanding amounts under the Loan and Security Agreement dated as of December 23, 2014 (the “Loan Agreement) with Hercules Technology Growth Capital, Inc. (“Hercules”), at which time our obligations under the Loan Agreement terminated. We paid to Hercules approximately $11.0 million, which consisted of the then outstanding principal balance due, accrued but unpaid interest, end of term fee and prepayment charges. In connection with the termination, Hercules released its security interests in all collateral under the Loan Agreement.

Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to HBV-23 are expected to decline following the last subject visit in October 2015, but Costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101, are increasing. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2014 to 2015		September 30,		2014 to 2015
Revenues:	2015	2014	$	%	2015	2014	$	%
Collaboration revenue	$829	$1,795	$(966)	(54)%	$2,230	$6,199	$(3,969)	(64)%
Grant revenue	359	414	(55)	(13)%	608	2,546	(1,938)	(76)%
Service and license revenue	-	-	-	0%	527	10	517	5170%
Total revenues	$1,188	$2,209	$(1,021)	(46)%	$3,365	$8,755	$(5,390)	(62)%

Total revenues for the three months ended September 30, 2015 decreased by $1.0 million, or 46%, as compared to the same quarter of 2014. Collaboration revenue decreased by $1.0 million due to winding down of work performed for the Phase 1 clinical trial for AZD1419, extension of the estimated performance period for the $5.4 million payment received from AstraZeneca in March 2014, and expiration of our collaboration agreement with GlaxoSmithKline (“GSK”) in 2014. Grant revenue decreased by $0.1 million due to a decrease in revenue recognized from our National Institute of Health’s National Institute of Allergy and Infectious Diseases contracts for adjuvant development that expired in 2014.

Total revenues for the nine months ended September 30, 2015 decreased by $5.4 million, or 62%, as compared to the same period in 2014. Collaboration revenue decreased by $4.0 million due to winding down of work performed for the Phase 1 clinical trial for AZD1419, extension of the estimated performance period for the $5.4 million payment received from AstraZeneca in March 2014, and expiration of our collaboration agreement with GSK in 2014. Grant revenue decreased by $1.9 million due to a decrease in revenue recognized from our National Institute of Health’s National Institute of Allergy and Infectious Diseases contracts for adjuvant development that expired in 2014. The decrease was partially offset by an increase of service and license revenue of $0.5 due to revenue received from manufacturing services performed on behalf of a third party.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs, which include benefits, recruitment, travel and supply costs, outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials as well as our regulatory filings and manufacturing of our product candidates. For the nine months ended September 30, 2015 and 2014, approximately 81% and 79%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, was related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2014 to 2015		September 30,		2014 to 2015
Research and Development:	2015	2014	$	%	2015	2014	$	%
Compensation and related personnel costs	$7,416	$6,382	$1,034	16%	$21,876	$18,195	$3,681	20%
Outside services	13,459	19,376	(5,917)	(31)%	35,768	39,908	(4,140)	(10)%
Facility costs	1,998	1,583	415	26%	5,382	4,678	704	15%
Non-cash stock-based compensation	1,232	731	501	69%	2,985	2,161	824	38%
Total research and development	$24,105	$28,072	$(3,967)	(14)%	$66,011	$64,942	$1,069	2%

Total research and development expense for the three months ended September 30, 2015, decreased by $4.0 million, or 14%, as compared to the same quarter in 2014. Outside services expense decreased by $6.0 million during the quarter compared to the same period in 2014 primarily due to lower activity related to our HEPLISAV-B clinical trial. Compensation and related personnel costs increased by $1.0 million and non-cash stock-based compensation increased by $0.5 million due to an overall increase in employee headcount and larger share-based award granted to employees, respectively. Facility costs increased by $0.4 million due to repair and maintenance of our manufacturing facility.

Total research and development expense for the nine months ended September 30, 2015, increased by $1.1 million, or 2%, as compared to the same period in 2014. Compensation and related personnel costs increased by $3.7 million and non-cash stock-based compensation increased by $0.8 million due to an overall increase in employee headcount and share-based awards granted to employees, respectively. Outside services expense decreased by $4.1 million during the nine month period as compared to the same period in 2014 primarily due to lower activity related to our HEPLISAV-B clinical trial. Facility costs increased by $0.7 million due to repair and maintenance of our manufacturing facility.

General and Administrative Expense

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2014 to 2015		September 30,		2014 to 2015
General and Administrative:	2015	2014	$	%	2015	2014	$	%
Compensation and related personnel costs	$2,180	$1,622	$558	34%	$6,203	$4,677	$1,526	33%
Outside services	1,443	968	475	49%	3,870	2,933	937	32%
Legal costs	239	472	(233)	(49)%	1,254	1,832	(578)	(32)%
Facility costs	264	166	98	59%	637	512	125	24%
Non-cash stock-based compensation	1,398	855	543	64%	3,517	2,371	1,146	48%
Total general and administrative	$5,524	$4,083	$1,441	35%	$15,481	$12,325	$3,156	26%

General and administrative expense for the three months ended September 30, 2015, increased by $1.4 million, or 35%, as compared to the same period in 2014. Compensation and related personnel costs increased by $0.6 million and non-cash stock-based compensation increased by $0.5 million due to an overall increase in employee headcount and share-based awards granted to employees, respectively. Outside services increased by $0.5 million due to the hiring of consultants for administrative and commercial development services. Legal costs decreased by $0.2 million as certain ongoing litigation expenses incurred in the third quarter of 2015 were covered under our insurance.

General and administrative expense for the nine months ended September 30, 2015, increased by $3.2 million, or 26%, as compared to the same period in 2014. Compensation and related personnel costs increased by $1.5 million due to an overall increase in employee headcount. Non-cash stock-based compensation increased by $1.1 million due to increased annual stock option grants in 2015 and nine months of expense related to 2014 annual option grants recognized in 2015. Outside services increased by $0.9 million due to the hiring of consultants for administrative and commercial development services. Legal costs decreased by $0.6 million as certain ongoing litigation expenses incurred during the first nine months of 2015 were covered under our insurance.

Interest Income, Interest Expense, Other Income (Loss) and Loss on Extinguishment of Debt

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense includes interest expense incurred on debt through September 2015 at which time it was repaid. Other income includes gains and losses on foreign currency transactions as well as gains and losses on disposals of property and equipment. The following is a summary of our interest income and expense, other income, and loss on extinguishment of debt (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2014 to 2015		September 30,		2014 to 2015
	2015	2014	$	%	2015	2014	$	%
Interest income	$33	$42	$(9)	(21)%	$78	$162	$(84)	(52)%
Interest expense	$(62)	$-	$(62)	(100)%	$(572)	$-	$(572)	(100)%
Other income (loss)	$17	$216	$(199)	(92)%	$360	$300	$60	20%
Loss on extinguishment of debt	$(1,671)	$-	$(1,671)	(100)%	$(1,671)	$-	$(1,671)	(100)%

Interest income remained flat for the three months ended September 30, 2015, as compared to the same period in 2014. Interest expense for the three months ended September 30, 2015, increased by $0.1 million compared to the same period in 2014, due to interest expense related to the Loan Agreement that we entered into with Hercules in December 2014. Other income for the three months ended September 30, 2015 decreased by $0.2 million due to loss on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe. The Company recognized a one-time loss from extinguishment of debt of $1.7 million related to the early repayment of the outstanding loan from Hercules. As of September 30, 2015, we have no debt outstanding.

Interest income decreased by $0.1 million, or 52% for the nine months ended September 30, 2015, as compared to the same period in 2014 due to a lower average balance of interest bearing marketable securities. Interest expense for the nine months ended September 30, 2015, increased by $0.6 million compared to the same period in 2014, due to interest expense related to the loan from Hercules. Other income for the nine months ended September 30, 2015 increased by $0.1 million due to gain on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe. The Company recognized a one-time loss from extinguishment of debt of $1.7 million related to the early repayment of the outstanding loan from Hercules.

Liquidity and Capital Resources

As of September 30, 2015, we had $220.7 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. government agency securities and corporate debt securities.

During the nine months ended September 30, 2015, we used $70.7 million of cash for our operations primarily due to our net loss of $79.9 million, of which $9.9 million consisted of non-cash charges such as stock-based compensation, interest expense, depreciation and amortization, cash-settled stock based compensation, accretion and amortization on marketable securities and loss on extinguishment of debt. By comparison, during the nine months ended September 30, 2014, we used $56.9 million of cash for our operations primarily due to a net loss of $68.4 million, of which $6.6 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first nine months of 2015 increased by $13.8 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2015, cash used in investing activities was $49.2 million compared to $53.5 million of cash provided by investing activities for the nine months ended September 30, 2014. Cash used in investing activities during the first nine months of 2015 included $45.0 million of net purchases of marketable securities compared with $54.7 million of net proceeds from maturities of marketable securities during the first nine months of 2014.

During the nine months ended September 30, 2015 and 2014, cash provided by financing activities was $173.7 million and $0.1 million, respectively. During the nine months ended September 30, 2015, we received $134.9 million in net proceeds from a public offering of common stock and $49.0 million in net proceeds from issuance of common stock under our At Market Issuance Sales Agreement (“2014 ATM Agreement”) with Cowen and Company, LLC. These proceeds were partially offset by an $11.0 million repayment of the loan from Hercules. We also received proceeds of $0.8 million and $0.1 million from exercises of options and warrants as well as employee purchases of our common stock under the 2014 Employee Stock Purchase Plan during the nine months ended September 30, 2015 and 2014, respectively.

The 2014 ATM Agreement terminated in July 2015 when we reached $50 million of gross proceeds as specified in the 2014 ATM Agreement. Additionally, on July 27, 2015, we completed a public offering of 5,227,273 shares of common stock, including 681,818 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters. This offering resulted in net proceeds of approximately $134.9 million after deducting the underwriting discount and other estimated offering expenses payable by us.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of September 30, 2015, anticipated revenues, funding from existing agreements and proceeds from financing arrangements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B, and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to HBV-23 are expected to decline following the last subject visit in October 2015, but costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101, are increasing. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

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

In December 2014, we entered into the Loan Agreement with Hercules under which we could borrow up to $40.0 million in two tranches. We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, was available to be drawn at our option any time prior to September 30, 2015; no additional amount was drawn down. The term loan accrued interest at a rate equal to the greater of either (i) 9.75% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.75% per annum. In September 2015, we repaid all outstanding amounts under the Loan Agreement, at which time our obligations under the Loan Agreement terminated. We paid to Hercules $11.0 million, which consisted of outstanding principal, accrued but unpaid interest, end of term fee and prepayment charges. In connection with the termination, Hercules released its security interests in all collateral under the Loan Agreement.

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of September 30, 2015, under the terms of our agreements, including certain agreements relating to the Phase 3 trial of HEPLISAV-B, we are obligated to make future payments as services are provided of approximately $7.2 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds, U.S. government agency securities and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $0.7 million or $0.8 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of our wholly-owned subsidiary Dynavax GmbH (formerly known as Rhein Biotech GmbH) with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of September 30, 2015 was $2.6 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of September 30, 2015, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We currently do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

Additionally, on July 3, 2013, a purported stockholder derivative complaint was filed in the Superior Court of California for the County of Alameda against certain of our current and former executive officers and directors. On August 9, 2013, a substantially similar purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The derivative complaints allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that the defendants caused or allowed for the dissemination of materially false and misleading statements regarding our product, HEPLISAV-B. Plaintiffs are seeking unspecified monetary damages, including restitution from defendants, attorneys’ fees and costs, and other relief.

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
•

our inability to retain participants who have initiated a clinical trial but may withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

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

Our lead product candidate, HEPLISAV-B, if approved, would require us to establish sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services. These efforts will require resources and time and we may not be able to enter into these arrangements on acceptable terms. In particular, significant resources may be necessary to successfully market, sell and distribute HEPLISAV-B to patients with diabetes, a group recommended by the CDC and ACIP to receive hepatitis B vaccination. Moreover, our pricing and reimbursement strategies with respect to our initial approval plans for HEPLISAV-B may significantly impact our ability to achieve commercial success in this potential patient population.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing our product candidates, including 1018 and SD-101, certain antigens, the combination of the oligonucleotide and the antigens, and the formulation, fill and finish. Termination or interruption of these relationships may occur due to circumstances that are outside of our control, resulting in higher cost or delays in our product development or commercialization efforts.

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

In addition, we may not be able to comply with ongoing and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit, delay or disrupt the commercialization of HEPLISAV-B and could result in significant expense. Moreover, depending on the level of market acceptance of HEPLISAV-B, if approved, we may not have the capacity in our existing facility to meet all of our future commercial supply needs. Our current manufacturing capacity could supply up to approximately 2 million doses of rHBsAg annually, and our ability to expand Düsseldorf manufacturing capacity by improving utilization in our existing facility, improving upon our current production yields or using a new facility will take time to implement and could result in substantial cost. In the event that demand exceeds our current capacity and stockpile plans, we may experience a shortage in supply of HEPLISAV-B, which could have a material adverse effect on the success of HEPLISAV-B. Likewise, in the event that HEPLISAV-B is not approved, we would have to consider other alternatives for the facility in Düsseldorf, including its sale or closure, and any such efforts would be complex, expensive, and time-consuming.

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

Notwithstanding our initial plans to launch HEPLISAV-B in the U.S., we may establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV-B, if approved. Failure to obtain a collaborative relationship for HEPLISAV-B, particularly in the European Union and for other markets requiring extensive sales efforts, may significantly impair the potential for this product, and our withdrawal of our MAA increases the risk that we may be unable to enter into a collaborative relationship prior to regulatory approval. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $672.9 million as of September 30, 2015. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH (formerly known as Rhein Biotech GmbH). We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2015, we had 38,425,277 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 5, 2015	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2015	By:	/s/ DAVID JOHNSON
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