Form 10-K
period 2015-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2016-03-08
CIK 1029142

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2015 as reported on the NASDAQ Capital Market, was approximately $587,052,465. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2016, the registrant had outstanding 38,482,018 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully develop and timely achieve regulatory approval for HEPLISAV-B™, our business, collaboration and regulatory strategy, our intellectual property position, our product development efforts, our ability to commercialize our product candidates, including HEPLISAV-B, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout our document and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

OVERVIEW

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics. Our development programs are focused on vaccines and cancer immunotherapy.

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

Toll-like Receptor Immune Modulation Platform

TLRs are a family of transmembrane proteins that play a vital role in innate immunity and subsequent adaptive immunity. These receptors are activated by the binding of certain pathogens and other ligands and their activity is essential to generation of innate immunity. Our research is focused primarily on modulation of endosomal TLRs.

There are several key features of endosomal TLRs that we believe make them promising targets for prophylactic and therapeutic use. They are located within well-defined subsets of immune cells, including dendritic cells, monocytes and B cells. Such targeting may limit the broader immune system stimulation that accompanies many other immunostimulatory agents.

Our product candidates include synthetic oligonucleotides (short segments of DNA) and small molecule agonists and inhibitors of TLRs 7, 8 and 9. The individual sequences and molecules are selected for distinct therapeutic uses based on several factors. Individual molecules are capable of targeting and thereby inhibiting or stimulating an individual TLR or combinations of them and the intensity of stimulation or inhibition can vary greatly. Different molecules that stimulate the same TLR can activate different signaling pathways producing distinct biological responses.

The presence of antigens during TLR stimulation is central to the development of long-term, pathogen-specific adaptive immune responses. Depending on the application, requisite antigens may be co-administered with an agonist or may already be present in the body.

Development Programs

Our pipeline of product candidates includes the following. Each clinical stage program is discussed in further detail below.

Product Candidate	Clinical Indication(s)	Stage of Development
HEPLISAV-B	Hepatitis B prevention	Phase 3
SD-101	Cancer immunotherapy	Phase 1/2
AZD1419	Asthma Disease Modification	Phase 2 Planning
DV281	Cancer immunotherapy	Preclinical
CpG-Nanoparticles	Cancer immunotherapy	Preclinical

Vaccine Adjuvants

Our vaccine research to date has focused on the use of TLR9 agonists as novel adjuvants. Different TLR9 agonist molecules are taken up within different endosomes within target cells, stimulating different signaling pathways. CpG B-Class TLR9 agonists, such as our 1018 vaccine adjuvant, are selectively taken up by late endosomes (more mature endosomes also known as multivesicular bodies), resulting in signaling that leads to release of cytokines necessary for T cell activation and establishing long-term immunity but with modest induction of interferon alpha. TLR9 stimulation also helps generate memory T Helper 1 (“Th1”) cells that can stimulate the immune system to induce long-lasting effects. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and durable levels of protective antibodies.

HEPLISAV-B

Our lead vaccine product candidate is HEPLISAV-BTM, an investigational adult hepatitis B vaccine. HEPLISAV-B combines 1018, a proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) that is manufactured by Dynavax GmbH, our wholly-owned subsidiary in Düsseldorf, Germany. In Phase 3 trials, HEPLISAV-B demonstrated earlier protection with fewer doses than currently approved vaccines and an adverse event profile similar to an approved hepatitis B vaccine. Based on those data, we submitted a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in 2012. In 2013 the FDA issued a Complete Response Letter (“CRL”) indicating that it would not approve the BLA primarily because hypothetical risks of the novel adjuvant warranted a larger safety database to assess the possibility of rare autoimmune side effects.

In October 2015 we completed HBV-23, a clinical trial that added more than 5,000 additional subjects to the HEPLISAV-B safety database in order to address the FDA’s need for a larger safety database. HBV-23 was a Phase 3, observer-blinded, randomized, active-controlled, multicenter trial of the safety and immunogenicity of HEPLISAV-B compared with GlaxoSmithKline’s (“GSK”) Engerix-B in adults 18 to 70 years of age. HEPLISAV-B subjects received two doses at 0 and 1 month and Engerix-B subjects received three doses at 0, 1 and 6 months.

The primary objectives of HBV-23 were: (1) to evaluate the overall safety of HEPLISAV-B with respect to clinically significant adverse events; and (2) to demonstrate the noninferiority of the peak seroprotection rate induced by HEPLISAV-B compared to Engerix-B in subjects with type 2 diabetes mellitus. HEPLISAV-B subjects were evaluated for safety for one year following the second dose.

Based on preliminary top-line results from HBV-23 released in January 2016, both co-primary endpoints were met. The rates of clinically significant adverse events were consistent with randomization and HEPLISAV-B provided a statistically significant higher rate of seroprotection than Engerix-B in diabetic participants and in all participants as a group.

The total safety database for HEPLISAV-B currently includes 10,038 participants.

At the end of the first quarter of 2016, we intend to submit to FDA our revised BLA and respond to all questions raised in the CRL. We currently expect the submission will be assigned a 6-month Prescription Drug User Fee Act (“PDUFA”) review period. If this timing is correct and HEPLISAV-B is approved upon completion of the review period, we expect to launch the product in the fourth quarter of 2016.

HEPLISAV-B Potential Commercial Opportunity

Dynavax has worldwide commercial rights to HEPLISAV-B. We intend to focus our initial commercialization efforts on the U.S. market. There are three approved hepatitis B vaccines in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (“GSK”) and Recombivax-HB® from Merck & Co. (“Merck”). Key market segments for these products consist of persons considered to be at high risk for hepatitis B virus (“HBV”) infection and include people with multiple sexual partners or injection drug use, healthcare workers and first responders, international travelers, chronic liver disease patients and, in the U.S., people with diabetes mellitus (type 1 and type 2).

Currently, the U.S. market for adult hepatitis B vaccines is approximately $270 million annually. In late 2012 the Advisory Committee on Immunization Practices (“ACIP”) expanded its recommendation for adults who should be vaccinated against hepatitis B to include people with diabetes mellitus (type 1 and type 2). According to the Centers for Disease Control and Prevention (“CDC”) there are 20 million adults diagnosed with diabetes and another 1.5 million new cases diagnosed each year. This population represented a significant increase in the number of adults recommended for vaccination against hepatitis B in the U.S.

Cancer Immunotherapy

Through our expertise in TLR biology we have designed compounds that stimulate multiple innate mechanisms of tumor killing along with developing immune memory associated with antigens found in tumors. These compounds were specifically designed to stimulate multiple pathways of tumor killing through type 1 interferon induction and highly efficient stimulation of antigen presenting functions of plasmacytoid dendritic cells (“PDC”).

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

We are conducting a clinical program intended to assess potential efficacy of SD-101 in a range of tumors and in combination with a range of treatments, including checkpoint inhibitors and other therapies. In October 2014, we initiated a Phase 1/2 multicenter clinical trial to assess the safety and preliminary efficacy of SD-101 in adults with untreated low-grade B-cell lymphoma. In this multicenter study, SD-101 is administered intratumorally in combination with localized low-dose radiation. In December 2015 we reported on initial clinical results from the dose escalation portion of this study. Tumor regression was observed in both treated and untreated tumors and the combination treatment was well tolerated and resulted in T cell populations consistent with stimulation of anti-tumor immunity.

In October 2015, we initiated a Phase 1/2 multicenter clinical trial to assess the safety and potential efficacy of SD-101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with advanced or metastatic melanoma. Following completion of the dose escalation phase, the study is planned to be expanded to enroll patients who have disease that is progressing while receiving an anti-PD-1 therapy or who have baseline characteristics associated with lower rates of response to anti-PD-1 therapy. We also expect that during 2016 our collaborator Merck will begin a Phase 1 trial combining SD-101 and its anti-IL-10 immunomodulator.

One investigator sponsored clinical study assessing SD-101 in combination with an approved checkpoint inhibitor is ongoing and one is planned to begin during 2016.

Our earlier stage cancer immunotherapeutic research programs are focused on development of novel approaches to target TLR9 agonists to the lung or to the liver, delivery of defined tumor antigens in formulations containing TLR9 agonists, and TLR7 and TLR8 agonists.

Autoimmune and Inflammatory Diseases

We also have clinical and preclinical programs focused on therapeutics for autoimmune and inflammatory diseases.

AZD1419 for Asthma

AZD1419 is being developed for the treatment of asthma pursuant to a collaboration with AstraZeneca AB (“AstraZeneca”). AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms by converting the response from one primarily mediated by type-2 helper T cells to type-1 helper T cells.

A Phase 1a study of AZD1419 demonstrated its safety and tolerability in healthy subjects. The study also produced dose-dependent induction of genes by endogenous interferon, as measured in sputum, indicating presence of the drug at the target site and expected activity. On the basis of those results, the parties agreed to bypass a planned Phase 1b trial and proceed directly to Phase 2. We are currently working with AstraZeneca to design the new trial, which AstraZeneca will fully fund and conduct, and which we expect will begin in the second half of 2016.

Under our September 2006 Research Collaboration and License Agreement with AstraZeneca, a milestone payment is payable to us on initiation of the Phase 2 trial net of any outstanding amounts due to AstraZeneca in respect of unspent payments previously made to us by AstraZeneca to support clinical development. Remaining potential milestone payments to us total approximately $100 million. In addition, we will receive royalties on worldwide sales of any approved products resulting from the collaboration and will have the opportunity to co-promote in the United States.

TLR Inhibitors

We believe there is also strong rationale for the use of TLR inhibitors to treat autoimmune disease. These conditions arise from dysfunction in the innate immune system resulting in the body seeing its own cells and tissues as pathogens and attacking them. Various autoimmune diseases are characterized by over-stimulation of endosomal TLRs.

DV1179 is our lead TLR7/9 inhibitor for autoimmune or inflammatory conditions. Based on preclinical studies, we believe that DV1179 could have potential as a therapeutic candidate in autoimmune and inflammatory indications that do not require systemic bioavailability, including certain skin and liver diseases.

INTELLECTUAL PROPERTY

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. In addition to seeking patent protection in the U.S., we generally file patent applications in Australia, Canada, Europe, Japan and additional foreign countries on a selective basis to further protect the inventions that we or our partners consider important to the development of our business. We also rely on trade secrets and contracts to protect our proprietary information.

As of December 31, 2015, our intellectual property portfolio included over 30 issued U.S. patents, over 260 issued or granted foreign patents and over 40 additional pending U.S. and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof.

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

In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of patents varies in accordance with provisions of applicable local law, but typically is 20 years from the filing date. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2017 to 2036.

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

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical companies and biotechnology companies, including Pfizer, Inc. (“Pfizer”), as well as universities and research institutions, may have filed patent applications or may have been granted patents that cover inventions similar to the inventions owned or licensed to us. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to make, use or sell any products. If another party controls patents or patent applications covering our products, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products. Two of our potential competitors, Merck and GSK, are exclusive licensees of broad patents covering HBsAg, a component of HEPLISAV-B. In addition, the Institut Pasteur owns or has exclusive licenses to patents covering HBsAg. While some of these patents have expired or will soon expire outside the U.S., they remain in force in the U.S. In order to commercialize HEPLISAV-B, we may be involved in litigation or licensing in respect of some or all of these patents. To the extent we are able to commercialize HEPLISAV-B in the U.S. while these patents remain in force, Merck, GSK, their licensors or the Institut Pasteur may bring claims against us.

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

HEPLISAV-B, a two-dose hepatitis B vaccine, if approved and commercialized, will compete directly with conventional three-dose marketed vaccines Engerix-B from GSK as well as Recombivax-HB marketed by Merck, among others. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and U.S. In addition, HEPLISAV-B will compete against Twinrix, a multivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.

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

MANUFACTURING

We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing our product candidates, including the manufacturing of TLR agonists and inhibitors, antigens, and the formulation, fill and finish of the resultant products. We have relied on a limited number of suppliers to produce products for clinical trials and a single supplier to produce our 1018 for HEPLISAV-B. In order to successfully manufacture and commercialize HEPLISAV-B, if approved, we have secured long term supply agreements with the key third party suppliers and vendors in order to ensure supply of product for commercialization. To date, we have manufactured only small quantities of TLR agonists and inhibitors ourselves for development purposes. We currently manufacture the HBsAg for HEPLISAV-B at our Dynavax GmbH facility.

RESEARCH AND DEVELOPMENT

Conducting a significant amount of research and development has been central to our business model. Our research and development expenses were $86.9 million, $84.6 million and $50.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

ENVIRONMENT

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.

EMPLOYEES

As of December 31, 2015, we had 234 full-time employees, including 137 employees in our headquarters in Berkeley, California and 97 employees in our office and manufacturing facility in Düsseldorf, Germany.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements concerning our future products, product candidates, timing of development activities, commercialization efforts, regulatory strategies, intellectual property position, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

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

For our lead product, HEPLISAV-B, our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 CRL, HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we have conducted a study intended to obtain additional safety data information that we can submit to the FDA, there can be no assurance that this additional clinical study will support approval, or that the data will provide acceptable immunogenicity data for patients with diabetes. The FDA also requested additional data from our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities in our Düsseldorf manufacturing facility (our wholly-owned subsidiary, Dynavax GmbH) with respect to quality assurance of commercial product. There can be no assurance that we can successfully produce the requisite data in a timely manner or that the data will be sufficient for approval in the U.S.

In February 2014, we announced our withdrawal of our Marketing Authorization Application (“MAA”) for approval to the EMA. The Day 180 List of Outstanding Issues (“LOI”) provided by the EMA indicated that, based primarily on the Good Clinical Practices (“GCP”) inspection findings, Study HBV-17 was not acceptable without additional assurances regarding the study results and, because some of the findings were related to our overall GCP compliance systems, the other pivotal HEPLISAV-B studies (HBV-10 and HBV-16) were questioned by the EMA. The LOI also noted that the HEPLISAV-B safety database was considered to be too small to rule out a risk of less common serious adverse events, particularly in light of the GCP concerns. We withdrew the application, in part, because the required time frame for response under the MAA procedure was not long enough to permit the collection of the necessary clinical data.

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

Before granting product approval, the FDA must determine that our or our third party contractors’ manufacturing facilities meet GMP requirements before we can use them in the commercial manufacture of our products. We and all of our contract manufacturers are required to comply with the applicable GMP regulations. Manufacturers of biological products must also comply with the FDA’s general biological product standards. In addition, GMP regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation sufficient to ensure the quality of the approved product. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as delay of approval, suspension of manufacturing, seizure of product or voluntary recall of a product.

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

We are currently undertaking clinical trials of HEPLISAV-B and SD-101 and expect to commence clinical trials for other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain Institutional Review Board (“IRB”) or regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

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

HEPLISAV-B incorporates 1018, a TLR9 agonist CPG oligonucleotide, and most of our research and development programs use similar oligonucleotides. If any of our product candidates in clinical trials produce serious adverse event data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy. Most of our clinical product candidates contain oligonucleotides, and if a common safety risk across therapeutic areas were identified, it may hinder our ability to enter into potential collaboration arrangements or commercialize our product candidates. In the past, our clinical trials have identified patients with rare disease adverse events that were reviewed by the FDA in the context of our development efforts and submissions for FDA approval. If adverse event data are found to apply to our TLR agonist and/or inhibitor technology as a whole, we may be required to significantly reduce or discontinue our operations.

We have no commercialization experience, and the time and resources to develop sales, marketing and distribution capabilities for HEPLISAV-B are significant. If we fail to achieve and sustain commercial success for HEPLISAV-B, either independently or with a partner, our business would be harmed.

If our lead product candidate, HEPLISAV-B, is approved, we will need us to establish sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services. These efforts will require resources and time and we may not be able to enter into these arrangements on acceptable terms. In particular, significant resources may be necessary to successfully market, sell and distribute HEPLISAV-B to patients with diabetes, a group recommended by the CDC and ACIP to receive hepatitis B vaccination. Moreover, our pricing and reimbursement strategies with respect to our initial approval plans for HEPLISAV-B may significantly impact our ability to achieve commercial success in this potential patient population.

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

We have relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce our 1018 for HEPLISAV-B. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing supplier for 1018, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing our product candidates, particularly HEPLISAV-B. We or other third parties may not be able to produce 1018 at a cost, quantity and quality that are available from our current third-party supplier or at all.

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

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages we may be unable to generate revenues and our business will be harmed.

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat cancer and infectious and inflammatory diseases. For example, if it is approved in the future, HEPLISAV-B will compete in the U.S. with established hepatitis B vaccines marketed by Merck and GSK and outside the U.S. with vaccines from those companies and several additional established pharmaceutical companies. Competitors may develop more effective, more affordable or more convenient products or may achieve earlier patent protection or commercialization of their products. These competitive products may render our product candidates obsolete or limit our ability to generate revenues from our product candidates.

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

If we fail to comply with the extensive requirements applicable to biopharmaceutical manufacturers and marketers under the healthcare fraud and abuse, anticorruption, privacy, transparency and other laws of the jurisdictions in which we conduct our business, we may be subject to significant liability.

Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. If we obtain approval for and commercialize a vaccine or other product, our interactions with physicians and others in a position to prescribe or purchase our products will be subject to a legal regime designed to prevent healthcare fraud and abuse. We also are subject to laws pertaining to transparency of transfers of value to healthcare providers; privacy and data protection; compliance with industry voluntary compliance guidelines; and prohibiting the payment of bribes.  Relevant U.S. laws include:

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

•

the federal Health Insurance Portability and Accountability Act of 1997 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology and Criminal Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

the Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign government officials and requires that a company’s books and records accurately reflect the company’s transactions; and

•

foreign and state law equivalents of each of the federal laws described above, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third party payor, including commercial insurers; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $699.7 million as of December 31, 2015. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH (formerly known as Rhein Biotech GmbH). We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

We currently estimate that we have sufficient resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as well as anticipated revenues and expenditures.

Sufficient additional financing through future public or private financings, strategic alliance and licensing arrangements or other financing sources may not be available on acceptable terms or at all. Equity or other financings, if completed, could result in significant dilution or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of, or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

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

•	our ability to receive timely regulatory approval for our drug candidates;
•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;
•	our ability to raise additional capital to fund our operations;
•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;
•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;
•	our ability to establish and maintain licensing agreements for intellectual property necessary for the development of our product candidates;

•	changes in government regulations, general economic conditions or industry announcements;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	actual or anticipated fluctuations in our quarterly financial and operating results; and
•	the volume of trading in our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2015, we had 38,445,995 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Future sales of our common stock, including pursuant to our Agreement with Cowen, could cause immediate dilution and adversely affect the market price of our common stock. In addition, under the universal shelf registration statement filed by us in November 2015, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2015, we leased approximately 55,200 square feet of laboratory and office space in Berkeley, California under agreements expiring in June 2018. We also lease approximately 5,600 square meters of laboratory and office space in Düsseldorf, Germany under lease agreements expiring in March 2023.

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

A hearing on the motion to dismiss the SAC occurred on February 20, 2015. The Court granted the motion with respect to some of the alleged misrepresentations and omissions made by the Company or certain named defendants as well as some of the insider trading claims against certain insiders and denied the motion to dismiss with respect to other alleged misrepresentations and omissions and insider trading claims. The Company filed an answer to the SAC on April 6, 2015. Dynavax and the lead plaintiff in the securities class action have participated in mediation.

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

	Common Stock
	Price
	High	Low
2015
First Quarter	$26.89	$15.80
Second Quarter	$24.60	$18.53
Third Quarter	$32.49	$22.61
Fourth Quarter	$28.49	$21.65
2014
First Quarter	$20.70	$16.70
Second Quarter	$17.80	$13.00
Third Quarter	$15.90	$13.40
Fourth Quarter	$17.02	$13.70

As of March 3, 2016, there were approximately 80 holders of record of our common stock, as shown on the records of our transfer agent. We believe that our stockholders exceed 14,300 as the number of record holders excludes shares held in “street name” through brokers.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

(d)
			(c)	Maximum Number
			Total Number of Shares	(or Approximate Dollar Value)
	(a)		(or Units) Purchased as	of Shares (or Units) that
	Total Number of Shares	(b)	Part of Publicly	May Yet Be Purchased
	(or Units) Purchased(1)	Average Price Paid	Announced Plans or	Under the Plans or
Period	(In thousands)	per Share (or Unit)	Programs	Programs
October 1, 2015 to
October 31, 2015	-	$-	-	-
November 1, 2015 to
November 30, 2015	-	-	-	-
December 1, 2015 to
December 31, 2015	-	-	-	-
Total	-	$-	-	-

(1)	During the 3 months ended December 31, 2015, no securities were purchased by the Company.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2015, 2014 and 2013 and the Consolidated Balance Sheets Data as of December 31, 2015 and 2014 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2012 and 2011 and the Consolidated Balance Sheets Data as of December 31, 2013, 2012 and 2011 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$4,050	$11,032	$11,251	$9,714	$21,614
Operating expenses:
Research and development	86,943	84,580	50,870	49,146	51,322
General and administrative	22,180	17,377	25,943	28,164	17,570
Unoccupied facility expense	-	386	926	-	-
Amortization of intangible assets	-	-	-	-	299
Total operating expenses	109,123	102,343	77,739	77,310	69,191
Loss from operations	(105,073)	(91,311)	(66,488)	(67,596)	(47,577)
Other income (expense):
Interest income	205	191	116	291	103
Interest expense	(572)	(35)	-	(2,351)	(1,957)
Other income (expense), net	317	433	(348)	(293)	834
Loss on extinguishment of debt(1)	(1,671)	-	-	-	-
Net loss	(106,794)	(90,722)	(66,720)	(69,949)	(48,597)
Net loss attributable to Dynavax	(106,794)	(90,722)	(66,720)	(69,949)	(48,597)
Preferred stock deemed dividend(2)	-	-	(8,469)	-	-
Net loss allocable to Dynavax common stockholders	$(106,794)	$(90,722)	$(75,189)	$(69,949)	$(48,597)
Basic and diluted net loss per share allocable to Dynavax common stockholders	$(3.25)	$(3.45)	$(3.83)	$(4.10)	$(3.88)
Shares used to compute basic and diluted net loss per share allocable to Dynavax common stockholders	32,881	26,289	19,628	17,047	12,510

(1)

In September 2015, we repaid all outstanding amounts under a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), at which time our obligations under the Loan Agreement terminated and Hercules released its security interests in all collateral under the Loan Agreement. We recognized the repayment to be a substantial modification to the debt instrument and applied debt extinguishment accounting to record a one-time loss on extinguishment of debt in the amount of $1.7 million.

(2)

Deemed dividend related to beneficial conversion feature of convertible preferred stock. The fair value of the common stock into which the Series B Preferred Stock was convertible exceeded the allocated purchase price of the Series B Preferred Stock by $8.5 million on the date of issuance, resulting in a deemed dividend. The Company recognized the deemed dividend as a one-time, non-cash, deemed dividend to the holders of Series B Preferred Stock on the date of issuance, which is the date the stock first became convertible.

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$196,125	$122,652	$189,376	$125,130	$113,961
Working capital	171,161	107,158	176,186	109,173	97,399
Total assets	216,633	138,290	204,622	139,752	134,102
Note payable to Symphony Dynamo Holdings LLC(1)	-	-	-	-	12,810
Long-term debt(2)	-	9,559	-	-	-
Accumulated deficit	(699,727)	(592,933)	(502,211)	(435,491)	(365,542)
Total stockholders’ equity	187,079	100,482	186,294	114,826	99,880

(1)	Paid in cash on December 31, 2012.
(2)	All outstanding amounts under the Loan Agreement with Hercules were repaid in cash September 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics. Our development programs are focused on vaccines and cancer immunotherapy.

Our vaccine research has focused on the use of TLR9 agonists as novel adjuvants. Our lead vaccine product candidate is HEPLISAV-BTM, an investigational adult hepatitis B vaccine, which combines our proprietary TLR9 agonist adjuvant and recombinant hepatitis B surface antigen (“rHBsAg”).

At the end of the first quarter of 2016, we intend to submit to the U.S. Food and Drug Administration (“FDA”) our revised Biologics License Application (“BLA”) and respond to all questions raised in the Complete Response Letter . We currently expect the submission will be assigned a 6-month Prescription Drug User Fee Act (“PDUFA”) review period. If this timing is correct and HEPLISAV-B is approved upon completion of the review period, we expect to launch the product in the fourth quarter of 2016.

Our lead cancer immunotherapy candidate is SD-101, a C Class CpG TLR9 agonist that was selected for characteristics optimal for treatment of cancer, including high interferon induction. Our SD-101 clinical program is intended to assess the preliminary efficacy of SD-101 in a range of tumors and in combination with a range of treatments. Several Phase 1/2 clinical trials are ongoing or planned for 2016.

Our most advanced inflammatory disease candidate is AZD1419, which is partnered with AstraZeneca AB (“AstraZeneca”). AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms. We are currently working with AstraZeneca to design a Phase 2 trial, which AstraZeneca will fully fund and conduct, and is expected to begin in the second half of 2016.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $699.7 million at December 31, 2015. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to HBV-23 declined following the last subject visit in October 2015, but costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101 and our other cancer immunotherapeutic research and development programs, are increasing. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

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

Our license and collaboration agreements with certain partners also provide for contingent payments to be paid to us based solely upon the performance of our partner. For such contingent payments we expect to recognize the payments as revenue upon receipt, provided that revenue recognition criteria have been satisfied.

Revenues from manufacturing services are recognized upon meeting the criteria for substantial performance and acceptance by the customer.

Revenue from royalty payments is contingent on future sales activities by our licensees. Royalty revenue is recognized when all revenue recognition criteria have been satisfied.

Revenue from government and private agency grants is recognized as the related research expenses are incurred and to the extent that funding is approved. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services and non-cash stock-based compensation. Research and development costs are expensed as incurred. Amounts due under contracts with third parties may be either fixed fee or fee for service, and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables. Non-refundable advance payments under agreements are capitalized and expensed as the related goods are delivered or services are performed.

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2015.

Stock-Based Compensation

Stock-based compensation expense for stock options and other stock awards is estimated at the grant date based on the award’s estimated fair value-based measurement and is recognized on a straight-line basis over the award’s requisite service period, assuming appropriate forfeiture rates. Our determination of the fair value-based measurement of stock options on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value-based measurement of our stock options. The Black-Scholes model requires the use of highly subjective assumptions which determine the fair value-based measurement of stock options. These assumptions include, but are not limited to, our expected stock price volatility over the term of the awards, and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact our operating results.

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

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This Accounting Standards Update (“ASU”) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

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

The following is a summary of our revenues (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2014 to 2015		2013 to 2014
Revenues:	2015	2014	2013	$	%	$	%
Collaboration revenue	$2,765	$7,933	$4,929	$(5,168)	(65)%	$3,004	61%
Grant revenue	683	2,688	5,138	(2,005)	(75)%	(2,450)	(48)%
Service and license revenue	602	411	1,184	191	46%	(773)	(65)%
Total revenues	$4,050	$11,032	$11,251	$(6,982)	(63)%	$(219)	(2)%

2015 versus 2014

Total revenues for the year ended December 31, 2015, decreased by $7.0 million or 63% as compared to the same period in 2014. Collaboration revenue decreased by $5.2 million due to winding down of work performed for the Phase 1 clinical trial for AZD1419, extension of the estimated performance period for the $5.4 million payment received from AstraZeneca in March 2014, and expiration of our collaboration agreement with GSK in 2014. Grant revenue decreased by $2.0 million due to expiration of our National Institute of Health’s National Institute of Allergy and Infectious Diseases (“NIAID”) contracts for adjuvant development in 2014. The overall decrease was partially offset by an increase of service and license revenue of $0.2 million due to revenue received from manufacturing services performed on behalf of a third party.

2014 versus 2013

Total revenues for the year ended December 31, 2014, decreased by $0.2 million or 2% as compared to the same period in 2013, as the increase in collaboration revenue offset the decrease in grant revenue and service and license revenue. Collaboration revenue for the year ended December 31, 2014, increased by $3.0 million due to a $5.4 million payment received from AstraZeneca in the first quarter of 2014 that is being deferred and recognized over the estimated performance period and recognition of $1.1 million of additional revenue resulting from a revision of the estimated period of performance under the GSK collaboration agreement. Grant revenue for the year ended December 31, 2014, decreased by $2.5 million from the same period in 2013 primarily due to a decrease in revenue recognized from our NIAID contracts for adjuvant development and other programs funded by grants. Service and license revenue for the year ended December 31, 2014, decreased by $0.8 million from the same period in 2013 due to lower royalty revenue received by Dynavax GmbH.

Research and Development

Research and development expense consists primarily of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the years ended December 31, 2015, 2014 and 2013, approximately 80%, 80% and 73%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs. The following is a summary of our research and development expense (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2014 to 2015		2013 to 2014
Research and Development:	2015	2014	2013	$	%	$	%
Compensation and related personnel costs	$30,183	$24,352	$20,649	$5,831	24%	$3,703	18%
Outside services	45,495	50,923	20,247	(5,428)	(11)%	30,676	152%
Facility costs	7,142	6,437	5,746	705	11%	691	12%
Non-cash stock-based compensation	4,123	2,868	4,228	1,255	44%	(1,360)	(32)%
Total research and development	$86,943	$84,580	$50,870	$2,363	3%	$33,710	66%

2015 versus 2014

Research and development expense for the year ended December 31, 2015, increased by $2.4 million, or 3%, as compared to 2014. Compensation and related personnel costs increased by $5.8 million and non-cash stock-based compensation increased by $1.3 million due to an overall increase in employee headcount in preparation for the anticipated approval of HEPLISAV-B and share-based awards granted to employees, respectively. Outside services expense decreased by $5.4 million during the year ended December 31, 2015 as compared to the same period in 2014 primarily due to lower activity related to our HEPLISAV-B clinical trial, HBV-23. Costs relating to HBV-23 are declining following the last subject visit in October 2015, but costs relating to seeking regulatory approval and costs related to the ongoing development of SD-101, are increasing. Facility costs increased by $0.7 million due to an overall increase in employee headcount.

2014 versus 2013

Research and development expense for the year ended December 31, 2014, increased by $33.7 million, or 66%, as compared to 2013. Compensation and related personnel costs increased by $3.7 million due to an overall increase in employee headcount in preparation for the anticipated approval of HEPLISAV-B. Outside services increased by $30.7 million for the year ended December 31, 2014, compared to the same period in 2013 primarily due to the initiation of our HEPLISAV-B clinical trial during 2014. Non-cash stock-based compensation expense decreased by $1.4 million as accelerated vesting of stock options and modifications of stock options related to management continuity and severance agreements was incurred in 2013 and no such expense was incurred in 2014. Facility costs increased by $0.7 million compared to 2013 due to repairs and maintenance of our manufacturing facility.

General and Administrative

General and administrative expense consists primarily of compensation and related personnel costs; outside services such as accounting, commercial development services, consulting, business development, investor relations and insurance services; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expenses (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2014 to 2015		2013 to 2014
General and Administrative:	2015	2014	2013	$	%	$	%
Compensation and related personnel costs	$8,765	$6,637	$10,521	$2,128	32%	$(3,884)	(37)%
Outside services	5,588	4,325	4,319	1,263	29%	6	0%
Legal costs	1,721	2,491	2,361	(770)	(31)%	130	6%
Facility costs	912	703	630	209	30%	73	12%
Non-cash stock-based compensation	5,194	3,221	8,112	1,973	61%	(4,891)	(60)%
Total general and administrative	$22,180	$17,377	$25,943	$4,803	28%	$(8,566)	(33)%

2015 versus 2014

General and administrative expenses for the year ended December 31, 2015, increased by $4.8 million, or 28%, compared to the same period in 2014. Compensation and related personnel costs increased by $2.1 million due to an overall increase in employee headcount in preparation for the anticipated commercial launch of HEPLISAV-B in the United States. Non-cash stock-based compensation increased by $2.0 million due to increased annual stock option grants in 2015 and a full year of expense related to 2014 annual option grants recognized in 2015. Outside services increased by $1.3 million due to the hiring of consultants for administrative and commercial development services. Legal costs decreased by $0.8 million as certain ongoing litigation expenses incurred during 2015 were covered under our insurance. Facility costs increased by $0.2 million due to an increase in rent expense as the portion of our facility in Berkeley, California, previously accounted for as a sublease, was occupied by us during 2015.

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

Interest Income, Interest Expense, Other Income (expense) and Loss on Extinguishment of Debt

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

The following is a summary of our interest income and expense, other income, and loss on extinguishment of debt (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2014 to 2015		2013 to 2014
	2015	2014	2013	$	%	$	%
Interest income	$205	$191	$116	$14	7%	$75	65%
Interest expense	$(572)	$(35)	$-	$537	1,534%	$35	100%
Other income (expense), net	$317	$433	$(348)	$(116)	(27)%	$781	224%
Loss on extinguishment of debt	$(1,671)	$-	$-	$1,671	100%	$-	-%

Interest income for the year ended December 31, 2015, remained flat compared to the same period in 2014. Interest income for the year ended December 31, 2014, increased by $0.1 million, or 65%, compared to the same period in 2013 due to higher average marketable securities balance in 2014 as compared to 2013, resulting from the October 2013 common stock and preferred stock offerings which resulted in net proceeds of approximately $80.9 and $44.2 million, respectively.

Interest expense for the year ended December 31, 2015 increased by $0.5 million or 1,534% compared to the same period in 2014 due to interest expense related to the Loan and Security Agreement (the “Loan Agreement”) entered into with Hercules Technology Growth Capital, Inc. (“Hercules”) in December 2014. Interest expense for the year ended December 31, 2014 increased over the same period in 2013 due to the accretion of interest expense related to the Loan Agreement with Hercules.

Other income (loss) for the year ended December 31, 2015 decreased by $0.1 million or 27%, compared to the same period in 2014 due to gain on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe. Other income (loss) for the year ended December 31, 2014 increased by $0.8 million or 224%, compared to the same period in 2013 due to gain on foreign currency transactions in 2014 related to fluctuations in the value of the Euro compared to the U.S. dollar.

During the year ended December 31, 2015, we recognized a one-time loss on extinguishment of debt of $1.7 million related to the early repayment of the outstanding loan from Hercules. As of December 31, 2015, we have no debt outstanding.

Liquidity and Capital Resources

As of December 31, 2015, we had $196.1 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. government agency securities and corporate debt securities.

On November 12, 2015, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $90 million from time to time through Cowen as our sales agent. Sales of our common stock through Cowen, if any, will be made by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise agreed upon by us and Cowen. Cowen will use commercially reasonable efforts to sell our common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Agreement. No sales of our common stock have taken place under this Agreement as of December 31, 2015.

During the year ended December 31, 2015, we used $92.6 million of cash for our operations primarily due to our net loss of $106.8 million, of which $13.3 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, cash-settled stock based compensation, accretion and amortization on marketable securities and loss on extinguishment of debt. By comparison, during the year ended December 31, 2014, we used $73.7 million of cash for our operations primarily due to a net loss of $90.7 million, of which $8.7 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during 2015 increased by $18.8 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2015, cash used in investing activities was $85.8 million compared to $90.6 million of cash provided by investing activities for the year ended December 31, 2014. Cash used in investing activities during the year ended December 31, 2015 included $78.8 million of net purchases of marketable securities compared with $92.3 million of net proceeds from maturities of marketable securities during the same period in 2014. Net cash used in the purchases of equipment increased by $5.3 million compared to the prior year and totaled $7.0 million and $1.7 million in 2015 and 2014, respectively. The increase is due primarily to the purchase of manufacturing equipment for our product candidate, HEPLISAV-B.

During the year ended December 31, 2015 and 2014, cash provided by financing activities was $174.0 million and $9.9 million, respectively. During the year ended December 31, 2015, we received $134.9 million in net proceeds from a public offering of common stock and $49.0 million in net proceeds from issuance of common stock under our At Market Issuance Sales Agreement (“2014 ATM Agreement”) with Cowen and Company, LLC., which terminated in July 2015. These proceeds were partially offset by an $11.0 million repayment of the loan from Hercules in September 2015. We also received proceeds of $1.1 million and $0.3 million from exercises of options and warrants as well as employee purchases of our common stock under the 2014 Employee Stock Purchase Plan during the year ended December 31, 2015 and 2014, respectively.

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

During the year ended December 31, 2014, cash provided by financing activities decreased by $115.5 million, totaling $9.9 million, compared to $125.4 million for the year ended December 31, 2013. Cash provided by financing activities for the year ended December 31, 2014 included net proceeds of $9.6 million drawn down under the Loan Agreement with Hercules. Cash provided by financing activities in 2013 included the sale of 7,957,000 shares of common stock and 43,430 shares of Series B Convertible Preferred Stock in separate underwritten public offerings for net proceeds of $125.1 million. Additionally, proceeds from warrant exercises for the year ended December 31, 2014 increased $0.2 million as compared to the same period in 2013.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of December 31, 2015, and anticipated revenues and expenditures. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to HBV-23 R&D expense are declining following the last subject visit in October 2015, and costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101, are increasing. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Contractual Obligations

The following summarizes our significant contractual obligations at December 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations:	Total	2016	2017-2018	2019-2020	2021 and Thereafter
Operating leases	$7,936	$2,306	$3,650	$932	$1,048
Total	$7,936	$2,306	$3,650	$932	$1,048

We lease our facilities in Berkeley, California (the “Berkeley Lease”), and Düsseldorf, Germany (the “Düsseldorf Lease”) under operating leases that expire in June 2018 and March 2023, respectively.

During 2004, we established a letter of credit with Silicon Valley Bank as security for the Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2015 and is collateralized by a certificate of deposit for $0.4 million which has been included in restricted cash in the consolidated balance sheets as of December 31, 2015 and 2014. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding through December 31, 2015 and is collateralized by a certificate of deposit for 0.2 million Euros which has been included in restricted cash in the consolidated balance sheets as of December 31, 2015 and 2014.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of December 31, 2015, under the terms of our agreements, including certain agreements relating to HBV-23, we are obligated to make future payments of approximately $11.2 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds, U.S. government agency securities and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $0.8 million or $1.0 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2015 was $2.9 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2015, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dynavax Technologies Corporation

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynavax Technologies Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 8, 2016

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$44,812	$49,511
Marketable securities available-for-sale	151,313	73,141
Accounts receivable	1,394	727
Prepaid expenses and other current assets	2,427	4,058
Total current assets	199,946	127,437
Property and equipment, net	13,804	7,924
Goodwill	2,043	2,277
Restricted cash	609	632
Other assets	231	20
Total assets	$216,633	$138,290
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,433	$1,159
Accrued research and development	7,361	6,938
Accrued liabilities	15,337	6,317
Deferred revenues	2,654	5,865
Total current liabilities	28,785	20,279
Deferred revenues, net of current portion	-	6,900
Long term debt	-	9,559
Other long-term liabilities	769	1,070
Total liabilities	29,554	37,808
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:
Series B Convertible Preferred Stock — No shares at December 31, 2015 and 43 shares at December 31, 2014	-	-
Common stock: $0.001 par value; 69,500 shares authorized at December 31, 2015 and 2014, respectively; 38,446 and 26,307 shares issued and outstanding at December 31, 2015 and 2014, respectively	38	26
Additional paid-in capital	889,698	695,058
Accumulated other comprehensive loss	(2,930)	(1,669)
Accumulated deficit	(699,727)	(592,933)
Total stockholders’ equity	187,079	100,482
Total liabilities and stockholders’ equity	$216,633	$138,290

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Collaboration revenue	$2,765	$7,933	$4,929
Grant revenue	683	2,688	5,138
Service and license revenue	602	411	1,184
Total revenues	4,050	11,032	11,251
Operating expenses:
Research and development	86,943	84,580	50,870
General and administrative	22,180	17,377	25,943
Unoccupied facility expense	-	386	926
Total operating expenses	109,123	102,343	77,739
Loss from operations	(105,073)	(91,311)	(66,488)
Other income (expense):
Interest income	205	191	116
Interest expense	(572)	(35)	-
Other income (expense), net	317	433	(348)
Loss on extinguishment of debt	(1,671)	-	-
Net loss	(106,794)	(90,722)	(66,720)
Preferred stock deemed dividend	-	-	(8,469)
Net loss allocable to common stockholders	$(106,794)	$(90,722)	$(75,189)
Net loss per share allocable to common stockholders - basic and diluted	$(3.25)	$(3.45)	$(3.83)
Weighted average shares outstanding used to compute basic and diluted net loss per share allocable to common stockholders	32,881	26,289	19,628

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(106,794)	$(90,722)	$(66,720)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities available-for-sale	11	32	(76)
Cumulative foreign currency translation adjustments	(1,272)	(1,553)	523
Total other comprehensive (loss) income	(1,261)	(1,521)	447
Total comprehensive loss	$(108,055)	$(92,243)	$(66,273)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Common Stock		Preferred Stock		Additional	Other		Total
		Par		Par	Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2012	18,279	183	-	-	550,729	(595)	(435,491)	114,826
Issuance of common stock upon exercise of stock options and restricted stock awards	11	-	-	-	112	-	-	112
Issuance of common stock under Employee stock purchase plan	13	-	-	-	224	-	-	224
Restricted stock award delivered	12	-	-	-		-	-	-
Issuance of common stock, net of issuance costs	7,957	80	-		80,919	-	-	80,999
Issuance of Series B convertible preferred stock, net of issuance costs	-	-	43	-	44,209	-	-	44,209
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend to holders of Series B convertible preferred stock	-	-	-	-	-	-	-	-
Initial expenses related to ATM agreement	-	-	-	-	(143)	-	-	(143)
Warrants exercised	8	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	12,340	-	-	12,340
Total other comprehensive income	-	-	-	-	-	447	-	447
Net loss	-	-	-	-	-	-	(66,720)	(66,720)
Balances at December 31, 2013	26,280	$263	43	$-	$688,390	$(148)	$(502,211)	$186,294
Issuance of common stock upon exercise of stock options and restricted stock awards	5	-	-	-	49	-	-	49
Reverse stock split	-	(237)	-	-	237	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	11	-	-	-	130	-	-	130
Warrants exercised	11	-	-	-	163	-	-	163
Stock compensation expense	-	-	-	-	6,089	-	-	6,089
Total other comprehensive (loss)	-	-	-	-	-	(1,521)	-	(1,521)
Net loss	-	-	-	-	-	-	(90,722)	(90,722)
Balances at December 31, 2014	26,307	$26	43	$-	$695,058	$(1,669)	$(592,933)	$100,482
Conversion of Preferred Stock	4,343	5	(43)	-	(3)	-	-	2
Issuance of common stock upon exercise of stock options and restricted stock awards	37	-	-	-	531	-	-	531
Issuance of common stock under Employee Stock Purchase Plan	23	-	-	-	291	-	-	291
Issuance of common stock, net of issuance costs	7,353	7	-	-	183,890	-	-	183,897
Warrants exercised	383	-	-	-	228	-	-	228
Stock compensation expense	-	-	-	-	9,703	-	-	9,703
Total other comprehensive (loss)	-	-	-	-	-	(1,261)	-	(1,261)
Net loss	-	-	-	-	-	-	(106,794)	(106,794)
Balances at December 31, 2015	38,446	$38	-	$-	$889,698	$(2,930)	$(699,727)	$187,079

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(106,794)	$(90,722)	$(66,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,365	1,404	1,327
Loss (gain) on disposal of property and equipment	46	(24)	18
Accretion of discounts and amortization of premiums of marketable securities	660	881	923
Unoccupied facility expense	-	386	926
Accretion of debt discount related to debt financing	(115)	-	-
Cash-settled portion of stock-based compensation expense	387	-	-
Stock compensation expense	9,316	6,089	12,340
Loss on extinguishment of debt	1,671	-	-
Changes in operating assets and liabilities:
Accounts receivable	(667)	900	(622)
Prepaid expenses and other current assets	1,631	(2,683)	677
Restricted cash and other assets	(211)	277	176
Accounts payable	1,246	(523)	(657)
Accrued liabilities and other long term liabilities	9,017	4,810	(2,291)
Deferred revenues	(10,111)	5,467	(4,770)
Net cash used in operating activities	(92,559)	(73,738)	(58,673)
Investing activities
Purchases of marketable securities	(208,936)	(44,807)	(192,044)
Proceeds from maturities of marketable securities	130,110	137,071	142,321
Purchases of property and equipment, net	(6,970)	(1,667)	(1,629)
Net cash (used in) provided by investing activities	(85,796)	90,597	(51,352)
Financing activities
Proceeds from issuances of common stock, net	183,897	-	80,856
Proceeds from issuances of preferred stock	-	-	44,209
Payment of debt	(10,988)	-	-
Proceeds from exercise of stock options and restricted stock awards	531	49	112
Proceeds from Employee Stock Purchase Plan	291	130	224
Proceeds from exercise of warrants	228	163	-
Proceeds from long-term debt payable to Hercules, net	-	9,559	-
Net cash provided by financing activities	173,959	9,901	125,401
Effect of exchange rate changes on cash and cash equivalents	(303)	(371)	147
Net (decrease) increase in cash and cash equivalents	(4,699)	26,389	15,523
Cash and cash equivalents at beginning of year	49,511	23,122	7,599
Cash and cash equivalents at end of year	$44,812	$49,511	$23,122
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Cash paid during the year for interest	$720	$-	$-
Disposal of fully depreciated property and equipment	$1,436	$841	$86
Net change in unrealized gain (loss) on marketable securities	$11	$32	$(76)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics.  Our development programs are focused on vaccines and cancer immunotherapy. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

Subsidiaries

In April 2006, we completed the acquisition of Dynavax GmbH (formerly known as Rhein Biotech GmbH), a wholly-owned subsidiary in Düsseldorf, Germany. In October 2011, we formed Dynavax International, B.V., a wholly-owned subsidiary in Amsterdam, Netherlands. Dynavax International, B.V. was dissolved in January 2015.

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2015, we had cash, cash equivalents and marketable securities of $196.1 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of December 31, 2015, and anticipated revenues and expenditures.

We expect to continue to spend substantial funds in connection with seeking regulatory approval for, and manufacture and other costs relating to, preparation for the anticipated commercial launch of HEPLISAV-BTM in the United States, manufacturing and conducting clinical studies of our investigational cancer immunotherapeutic product candidate, SD-101 and other cancer immunotherapeutic product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic collaboration and licensing arrangements and/or future public or private debt and equity financings. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or our other development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make informed estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiary, Dynavax GmbH. Accordingly, assets and liabilities denominated in foreign currencies are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing throughout the year. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2015, 2014 and 2013, we reported an unrealized loss of $1.3 million, an unrealized loss of $1.6 million and an unrealized gain of $0.5 million, respectively. Realized gains and losses resulting from currency transactions are included in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, we reported a gain of $0.1 million, a gain of $0.4 million and a loss of $0.2 million, respectively, resulting from currency transactions in our consolidated statements of operations.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments purchased with an original maturity of three months or less and that can be liquidated without prior notice or penalty to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase. In accordance with our investment policy, we invest in short-term money market funds, U.S. government agency securities and corporate debt securities. We believe these types of investments are subject to minimal credit and market risk.

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

Concentration of Credit Risk and Other Risks and Uncertainties

We operate in one business segment, which is the discovery and development of biopharmaceutical products. We determine our segments based on the way we organize our business by making operating decisions and assessing performance. In fiscal years 2015, 2014 and 2013, 85%, 96% and 89% of our revenues were earned in the United States, respectively, and the remaining revenues were earned in Germany. As of December 31, 2015 and 2014, 11% and 11%, respectively, of our long-lived assets were located in the United States and the remaining long-lived assets were located in Germany.

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

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Additions, major renewals and improvements are capitalized and repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized over the remaining life of the initial lease term or the estimated useful lives of the assets, whichever is shorter.

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

Goodwill

Our goodwill balance relates to our April 2006 acquisition of Dynavax GmbH. Goodwill represents the excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test which consists of a comparison of the fair value of the related reporting unit against its carrying amount including goodwill. If the carrying amount exceeds the fair value, impairment is calculated and recorded as a charge in the consolidated statements of operations. We determined that we have only one operating segment and there are no components of that operating segment that are deemed to be separate reporting units such that we have one reporting unit for purposes of our goodwill impairment testing. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired.

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

Our license and collaboration agreements with certain partners also provide for contingent payments to be paid to us based solely upon the performance of our partner. For such contingent payments we expect to recognize the payments as revenue upon receipt, provided that revenue recognition criteria have been satisfied.

Revenues from manufacturing services are recognized upon meeting the criteria for substantial performance and acceptance by the customer.

Revenue from royalty payments is contingent on future sales activities by our licensees. Royalty revenue is recognized when all revenue recognition criteria have been satisfied.

Revenue from government and private agency grants is recognized as the related research expenses are incurred and to the extent that funding is approved. Additionally, we recognize revenue based on the facilities and administrative cost rate reimbursable per the terms of the grant awards.

Research and Development Expenses and Accruals

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services and non-cash stock-based compensation. Research and development costs are expensed as incurred. Amounts due under contracts with third parties may be either fixed fee or fee for service, and may include upfront payments, monthly payments and payments upon the completion of milestones or receipt of deliverables. Non-refundable advance payments under agreements are capitalized and expensed as the related goods are delivered or services are performed.

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2015.

Stock-Based Compensation

Stock-based compensation expense for stock options and other stock awards is estimated at the grant date based on the award’s estimated fair value-based measurement and is recognized on a straight-line basis over the award’s requisite service period, assuming appropriate forfeiture rates. Our determination of the fair value-based measurement of stock options on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value-based measurement of our stock options. The Black-Scholes model requires the use of highly subjective assumptions which determine the fair value-based measurement of stock options. These assumptions include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value-based measurement of stock options granted in the future. Changes in the fair value-based measurement of stock awards could materially impact our operating results.

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

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Additionally, we assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have provided a full valuation allowance on our deferred tax assets at December 31, 2015 and 2014 because we believe it is more likely than not that our deferred tax assets will not be realized as of December 31, 2015, and 2014.

The Company is required to file federal and state income tax returns in the United States and Germany. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect on such jurisdictions, which could impact the amount of tax paid by us. An amount is accrued for the estimate of additional tax liabilities, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. We update the accrual for uncertain tax positions as more definitive information becomes available.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This Accounting Standards Update (“ASU”) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

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

Accounting Standards Update 2015-05

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the effect this standard will have on its financial statements.

Accounting Standards Update 2015-17

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Subtopic 740): Balance Sheet Classification of Deferred Taxes, The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. The Company is currently evaluating the impact of this standard on its financial statements.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. We are currently evaluating the impact this guidance will have on our financial statements.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Money market funds	$21,193	$-	$-	$21,193
U.S. government agency securities	-	17,622	-	17,622
Corporate debt securities	-	152,749	-	152,749
Total	$21,193	$170,371	$-	$191,564

	Level 1	Level 2	Level 3	Total
December 31, 2014
Money market funds	$46,989	$-	$-	$46,989
U.S. government agency securities	-	73,141	-	73,141
Total	$46,989	$73,141	$-	$120,130

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

There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2015.

4.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2015
Cash and cash equivalents:
Cash	$4,561	$-	$-	$4,561
Money market funds	21,193	-	-	21,193
Corporate debt securities	19,052	7	(1)	19,058
Total cash and cash equivalents	44,806	7	(1)	44,812
Marketable securities available-for-sale:
U.S. government agency securities	17,628	-	(6)	17,622
Corporate debt securities	133,679	71	(59)	133,691
Total marketable securities available-for-sale	151,307	71	(65)	151,313
Total cash, cash equivalents and marketable securities	$196,113	$78	$(66)	$196,125
December 31, 2014
Cash and cash equivalents:
Cash	$2,522	$-	$-	$2,522
Money market funds	46,989	-	-	46,989
Total cash and cash equivalents	49,511	-	-	49,511
Marketable securities available-for-sale:
U.S. government agency securities	73,140	11	(10)	73,141
Total marketable securities available-for-sale	73,140	11	(10)	73,141
Total cash, cash equivalents and marketable securities	$122,651	$11	$(10)	$122,652

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	December 31, 2015
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$151,307	$151,313
Mature after one year through two years	-	-
	$151,307	$151,313

There were no realized gains or losses from the sale of marketable securities in the years ended December 31, 2015, 2014 and 2013. All of our investments are classified as short-term and available-for-sale, as we may not hold our investments until maturity.

5.	Property and Equipment

Property and equipment as of consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2015	2014
Manufacturing equipment	5-14	$6,880	$8,171
Lab equipment	5-13	6,096	6,473
Computer equipment	3	2,577	2,196
Furniture and fixtures	3-13	1,362	1,070
Leasehold improvements	5-8(1)	5,768	5,690
Assets in progress		6,645	935
		29,328	24,535
Less accumulated depreciation and amortization		(15,524)	(16,611)
Total		$13,804	$7,924

(1)	Leasehold improvements are amortized over the remaining life of the initial lease term or the estimated useful lives of the assets, whichever is shorter.

Depreciation and amortization expense on property and equipment was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6.	Current Accrued Liabilities

Current accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Payroll and related expenses	$5,866	$4,613
Legal expenses	202	224
Third party research expenses	5,241	5,898
Third party development expenses	2,072	1,000
Return of funding due to AstraZeneca AB (“AstraZeneca”) (Note 9)	7,345	-
Other accrued liabilities	1,972	1,520
Total	$22,698	$13,255

7.	Commitments and Contingencies

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

Total net rent expense related to our operating leases for the years ended December 31, 2015, 2014 and 2013, was $2.0 million, $1.7 million and $1.9 million, respectively. Deferred rent was $0.5 million and $0.6 million as of December 31, 2015 and 2014, respectively. Deferred loss on lease was $0.5 million and $0.7 million as of December 31, 2015 and 2014, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at December 31, 2015, excluding payments from sublease payments, are as follows (in thousands):

Year ending December 31,
2016	$2,306
2017	2,355
2018	1,295
2019	466
2020	466
Thereafter	1,048
Total	$7,936

During 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2015, and is collateralized by a certificate of deposit for $0.4 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2015 and 2014. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding through December 31, 2015 and is collateralized by a certificate of deposit for 0.2 million Euros, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2015 and 2014.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of December 31, 2015, under the terms of our agreements, including certain agreements relating to HBV-23, we are obligated to make future payments of approximately $11.2 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

From time to time, we may be involved in claims, suits, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, commercial claims, and other matters. Such claims, suits, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial damages, fines, penalties or orders requiring a change in our business practices, which could in the future materially and adversely affect our financial position, financial statements, results of operations, or cash flows in a particular period.

8.	Symphony Dynamo, Inc.

In conjunction with a financing arrangement with Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC (collectively, “Symphony”) and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Symphony equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of the cancer and hepatitis C therapies originally licensed to SDI, including SD-101. We have made no payments and have not recorded a liability as of December 31, 2015.

9.	Collaborative Research, Development and License Agreements

AstraZeneca

In September 2006, we entered into a research collaboration and license agreement with AstraZeneca for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease.

In October 2011, we amended our agreement with AstraZeneca to provide that we would conduct initial clinical development of AZD1419 and AstraZeneca agreed to fund all program expenses to cover the cost of development activities through Phase 2a. Under the terms of the amended agreement, we received an initial payment of $3.0 million in 2011 to begin the clinical development program. We and AstraZeneca agreed to advance AZD1419 towards a Phase 1 clinical trial, which resulted in a development funding payment of $6.0 million received in the fourth quarter of 2012.

In January 2014, we amended our agreement with AstraZeneca for the clinical development of AZD1419 whereby responsibility for conducting clinical trials was transferred from Dynavax to AstraZeneca upon completion of the Phase 1 trial. In the first quarter of 2014, we received a $5.4 million payment that was due upon execution of this amended agreement.

In December 2014, we amended our agreement with AstraZeneca whereby AstraZeneca would fully fund and Dynavax will conduct a Phase 2a safety and efficacy trial of AZD1419 in patients with asthma. In the fourth quarter of 2014, we received an $8.0 million payment due upon execution of this amendment, to be applied towards research and development expenses incurred in conducting the Phase 2a study.

In January 2016, we amended our agreement with AstraZeneca whereby AstraZeneca will now conduct a Phase 2a safety and efficacy trial of AZD1419 in patients with asthma that originally was to be conducted by Dynavax. We therefore revised the remaining period of performance of development from June 2018 to September 2016. The remaining balance as of December 31, 2015 related to deferred payments of $5.4 million, received in the first quarter of 2014, and $3.0 million, received in 2011, will be recognized starting in January 2016 over the estimated remaining period of performance of development work through September 2016.

The $8.0 million payment received in December 2014 was also deferred and is being recognized as research and development expenses are incurred.

Payments previously made by AstraZeneca in respect of development activity by us, net of amounts we recognize as development work is performed, will be returned to AstraZeneca or applied to future milestone payments that may be earned by us under the agreement. We have reclassified $7.4 million from deferred revenue as a current liability related to this payment as of December 31, 2015. See Note 17.

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

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2015	2014	2013
Initial payment	$238	$681	$720
Subsequent payment	892	2,554	-
Performance of research activities	1,635	2,174	2,507
Total	$2,765	$5,409	$3,227

As of December 31, 2015 and 2014, total deferred revenue from the initial payment, subsequent payment and development funding payments was $2.7 million and $12.8 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

GlaxoSmithKline (“GSK”)

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

Under the terms of the arrangement, as amended, we received an initial payment of $10 million in 2008. Revenue from the initial payment from GSK was deferred and is being recognized over the estimated period of performance under the agreement, initially estimated to be seven years. In 2013, we reevaluated and revised the estimated period of performance under the agreement resulting in the recognition of $1.1 million of additional revenue for the year ended December 31, 2014.

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

The following table summarizes the revenues recognized under our agreement with GSK, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2015	2014	2013
Initial payment	$-	$2,524	$1,702
Total	$-	$2,524	$1,702

As of December 31, 2015 and 2014 no deferred revenue relating to the initial payment remains.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the years ended December 31, 2015, 2014 and 2013 from the following awards:

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

The following table summarizes the revenues recognized under the various arrangements with the NIH and NIAID, included as grant revenue in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2015	2014	2013
NIAID contracts	$-	$2,095	$4,103
All other NIH contracts	683	593	1,035
Total grant revenue	$683	$2,688	$5,138

10.	Long-Term Debt

In December 2014, we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) under which we could borrow up to $40.0 million in two tranches and for which we paid a $400,000 facility charge to Hercules.

We drew down the first tranche of $10.0 million upon closing of the transaction on December 23, 2014. The second tranche, of $30.0 million, was available to be drawn at our option any time prior to September 30, 2015. No additional amounts were drawn down under the terms of the Loan Agreement.

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

	December 31,
	2015	2014	2013
Basic and diluted net loss per share (in thousands, except per share amounts):
Numerator:
Net loss	(106,794)	(90,722)	(66,720)
Preferred stock deemed dividend	-	-	(8,469)
Net loss allocable to common stockholders	$(106,794)	$(90,722)	$(75,189)
Denominator for basic and diluted net loss per share allocable to common stockholders:
Weighted-average common shares outstanding	32,881	26,289	19,628
Basic and diluted net loss per share allocable to common stockholders	$(3.25)	$(3.45)	$(3.83)

Outstanding warrants, stock options, Series B Convertible Preferred Stock and stock subject to repurchase by us under stock awards were excluded from the calculation of net loss per share allocable to common stockholders as the effect of their inclusion would have been anti-dilutive.

	December 31,
	2015	2014	2013
Outstanding securities not included in diluted net loss per share calculation (in thousands):
Stock options and stock awards	3,086	1,998	1,704
Series B Convertible Preferred Stock (as converted to common stock)	-	4,343	4,343
Warrants	-	1,081	1,246
	3,086	7,422	7,293

12.	Preferred Stock, Common Stock and Warrants

Preferred Stock Outstanding

As of December 31, 2015 there were 5,000,000 shares of preferred stock authorized and no shares of Series B Convertible Preferred Stock outstanding. On February 26, 2015, 26,000 shares of our Series B Convertible Preferred Stock were converted into 2,600,000 shares of common stock. On July 23, 2015, 17,430 shares of our Series B Convertible Preferred Stock were converted into 1,743,000 shares of common stock and no Series B Convertible Preferred Stock remained outstanding.

Each share of Series B Convertible Preferred Stock was convertible into 100 shares of common stock at any time at the holder’s option. However, the holder was prohibited from converting the Series B Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Convertible Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Convertible Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Convertible Preferred Stock is required to amend the terms of the Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series B Convertible Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Convertible Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

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

Common Stock Outstanding

As of December 31, 2015, there were 38,445,995 shares of our common stock outstanding.

In June and July 2015, we sold an aggregate of 2,125,439 shares of common stock under an At Market Issuance Sales Agreement (the “2014 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) resulting in net proceeds to us of approximately $49.0 million. The 2014 ATM Agreement terminated in July 2015.

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

On November 12, 2015, we entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen under which we could offer and sell our common stock from time to time up to aggregate sales proceeds of $90 million through Cowen as our sales agent. As of December 31, 2015, we have sold no shares of common stock under the 2015 ATM Agreement.

Warrants

As of December 31, 2015, no warrants were outstanding. During the years ended December 31, 2015, and 2014, warrants were exercised to purchase an aggregate of approximately 383,000 and 11,000 shares, respectively, of our common stock.

13.	Equity Plans and Stock-Based Compensation

Stock Plans

Under the 2004 Stock Incentive Plan (“2004 Plan”) options to purchase 292,901 shares of common stock remained outstanding as of December 31, 2015.

Under the 2010 Employment Inducement Award Plan (“Inducement Plan”) options to purchase 12,450 shares of common stock remained outstanding as of December 31, 2015.

The 2011 Equity Incentive Plan (“2011 Plan”) was approved by the Company’s stockholders and adopted in January 2011. On May 27, 2015, the stockholders of the Company approved an amendment and restatement of the 2011 Plan to increase the number of shares of common stock authorized for issuance under the plan by 2,250,000. The 2011 Plan, as amended, provides for the issuance of up to 11,000,000 shares of our common stock to employees and non-employees of the Company and became effective on January 6, 2011. The 2011 Plan is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the 2011 Plan have a term of 10 years unless earlier terminated by the Board of Directors. After the adoption of the 2011 Plan, no additional awards were granted under either the 2004 Plan or the Inducement Plan. As of January 6, 2011, all shares subject to awards outstanding under the 2004 Plan and Inducement Plan that expire or are forfeited will be included in the reserve for the 2011 Plan to the extent such shares would otherwise return to such plans. As of December 31, 2015, options to purchase 2,585,223 shares of common stock remained outstanding under the 2011 Plan. As of December 31, 2015, there were 2,097,384 shares of common stock reserved for issuance under the 2011 Plan.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	1,820	$27.48
Options granted	1,339	18.51
Options exercised	(38)	15.67
Options cancelled:
Options forfeited (unvested)	(133)	17.07
Options cancelled (vested)	(97)	45.01
Balance at December 31, 2015	2,891	23.34	6.95	$13,234
Vested and expected to vest at December 31, 2015	2,788	23.57	6.88	$12,514
Exercisable at December 31, 2015	1,271	29.06	4.43	$3,734

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $0.1 million and $0.3 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $6.9 million, $5.6 million and $12.1 million, respectively.

Our non-vested stock awards are comprised of restricted stock units granted with performance and time-based vesting criteria. A summary of the status of non-vested restricted stock units as of December 31, 2015, and activities during 2015 are summarized as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2014	179	$17.13
Granted	37	$20.05
Vested	(4)	$20.64
Forfeited or expired	(17)	$18.23
Non-vested as of December 31, 2015	195	$17.52

Stock-based compensation expense related to restricted stock units was approximately $0.8 million for the year ended December 31, 2015. The aggregate intrinsic value of the restricted stock units outstanding as of December 31, 2015, based on our stock price on that date, was $4.7 million.

The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was, $20.05, $17.92 and $12.30, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2015 and 2013 was $0.1 million and $0.1 million, respectively. No restricted stock units vested during 2014.

Stock-Based Compensation

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and unless exercised, expire ten years from the date of grant (or earlier upon termination of continuous service). The Company has also granted performance-based equity awards to certain of our employees under the 2011 Plan, the 2004 Plan and the Inducement Plan. As of December 31, 2015, approximately 80,000 shares were outstanding related to options and restricted stock units subject to these performance-based vesting criteria. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Weighted-average fair value	$13.37	$15.16	$24.15	$9.18	$7.45	$9.30
Risk-free interest rate	1.7%	1.8%	1.1%	0.4%	0.2%	0.2%
Expected life (in years)	5.9	5.9	5.9	1.2	1.2	1.3
Volatility	0.7	1.4	1.4	0.6	0.9	0.8

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2015	2014	2013
Employees and directors stock-based compensation expense	$9,316	$6,062	$11,828
Non-employees stock-based compensation expense	-	27	512
Total	$9,316	$6,089	$12,340

	Year Ended December 31,
	2015	2014	2013
Research and development	$4,123	$2,868	$4,228
General and administrative	5,193	3,221	8,112
Total	$9,316	$6,089	$12,340

During the year ended December 31, 2013, we recognized $1.3 million in additional stock-based compensation expense due to the modification of the terms of stock options for five employees. Stock based compensation expense recognized for the year ended December 31, 2013 included $4.9 million related to employee severance arrangements and $0.5 million for awards to non-employees.

As of December 31, 2015, the total unrecognized compensation cost related to non-vested stock options and awards deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $19.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years. As of December 31, 2015, the total unrecognized compensation cost related to non-vested stock options not deemed probable of vesting, net of estimated forfeitures, amounted to $3.2 million.

Employee Stock Purchase Plan

In January 2004, the Board of Directors and stockholders adopted the 2004 Employee Stock Purchase Plan. As of December 31, 2015, 99,600 shares were approved for issuance under the 2004 Employee Stock Purchase Plan, subject to adjustment for a stock split, or any future stock dividend or other similar change in our common stock or capital structure. As of December 31, 2015, employees have acquired 94,709 shares of our common stock under the 2004 Employee Stock Purchase Plan. As of December 31, 2015, no shares of our common stock remained available for future purchases under the 2004 Employee Stock Purchase Plan.

In May 2014, stockholders of the Company approved the 2014 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which the Company may issue up to 50,000 shares of its common stock, subject to adjustment, to its employees. The Purchase Plan provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). As of December 31, 2015, employees have acquired 21,979 shares of our common stock under the Purchase Plan and 28,021 shares of our common stock remained available for future purchases under the Purchase Plan.

As of December 31, 2015, the total unrecognized compensation cost related to shares of our common stock under the Purchase Plan amounted to $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.

14.	Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. The Company’s contribution to the 401(k) Plan approximated $0.2 million for the year ended December 31, 2015. No contributions were made during the years ended December 31, 2014 and 2013, respectively.

15.	Income Taxes

Consolidated income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$(107,450)	$(91,121)	$(67,004)
Non U.S.	656	399	284
Total	$(106,794)	$(90,722)	$(66,720)

No income tax expense was recorded for the years ended December 31, 2015, 2014 and 2013 due to net operating loss carryforwards to offset the net income at Dynavax GmbH and a valuation allowance which offsets the deferred tax assets. The difference between the consolidated income tax benefit and the amount computed by applying the federal statutory income tax rate to the consolidated loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit at federal statutory rate	$(36,301)	$(30,818)	$(22,678)
State tax	(394)	1,204	(178)
Business credits	(2,622)	(1,484)	(2,515)
Deferred compensation charges	1,481	2,710	3,072
Change in valuation allowance	36,766	28,093	22,354
Other	1,070	295	(55)
Total income tax expense	$-	$-	$-

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$212,074	$178,008
Research tax credit carry forwards	26,285	22,914
Accruals and reserves	9,771	9,053
Capitalized research costs	6,553	8,601
Deferred revenue	908	654
Other	1,375	1,531
Total deferred tax assets	256,966	220,761
Less valuation allowance	(256,712)	(220,544)
Net deferred tax assets	254	217
Deferred tax liabilities:
Fixed Assets	(254)	(217)
Total deferred tax liabilities	(254)	(217)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $36.2 million, $27.8 million and $22.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock based compensation arrangements that will be allocated to contributed capital if the future tax benefits are subsequently recognized is $0.3 million.

We intend to postpone remittance of all or part of net investment in Dynavax GmbH (including earnings) indefinitely (i.e., essentially permanently reinvest). As of December 31, 2015, we have cumulative total undistributed losses for non-U.S. subsidiaries.

We have not recorded deferred income taxes applicable to undistributed earnings of a foreign subsidiary that are indefinitely reinvested in foreign operations. Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of the deferred tax liability on such undistributed earnings.

As of December 31, 2015, we had federal net operating loss carryforwards of approximately $582.8 million, which will expire in the years 2018 through 2035 and federal research and development tax credits of approximately $19.1 million, which expire in the years 2018 through 2035.

As of December 31, 2015, we had net operating loss carryforwards for California state income tax purposes of approximately $192.9 million, which expire in the years 2015 through 2035, and California state research and development tax credits of approximately $14.0 million, which do not expire.

As of December 31, 2015, we had net operating loss carryforwards for foreign income tax purposes of approximately $18.8 million, which do not expire.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits as of December 31, 2015 and 2014 is $2.4 million. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. We had no unrecognized tax benefits as of December 31, 2013.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at December 31, 2014	$(2,426)
Tax positions related to the current year
Additions	-
Reductions	-
Tax positions related to the prior year
Additions	-
Reductions	-
Balance at December 31, 2015	$(2,426)

Our policy is to account for interest and penalties, if any, as a component of general and administrative expense. As of December 31, 2015, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes.

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

16.	Selected Quarterly Financial Data (Unaudited; in thousands, except per share amounts)

	Year Ended December 31, 2015
	Q1	Q2	Q3	Q4
Revenues	$627	$1,550	$1,188	$685
Net loss	$(26,217)	$(23,591)	$(30,124)	$(26,862)
Net loss allocable to common stockholders	$(26,217)	$(23,591)	$(30,124)	$(26,862)
Basic and diluted net loss per share allocable to common stockholders	$(0.97)	$(0.80)	$(0.82)	$(0.70)
Shares used to compute basic and diluted net loss per share allocable to common stockholders	27,065	29,335	36,532	38,429

	Year Ended December 31, 2014
	Q1	Q2	Q3	Q4
Revenues	$3,498	$3,048	$2,209	$2,277
Net loss	$(13,840)	$(24,777)	$(29,819)	$(22,286)
Net loss allocable to common stockholders	$(13,840)	$(24,777)	$(29,819)	$(22,286)
Basic and diluted net loss per share allocable to common stockholders	$(0.53)	$(0.94)	$(1.13)	$(0.85)
Shares used to compute basic and diluted net loss per share allocable to common stockholders	26,283	26,286	26,291	26,298

17.	Subsequent Events

In January 2016, we entered into Amendment No. 7 to the Research Collaboration and License Agreement dated September 1, 2006 with AstraZeneca. See Note 9.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dynavax Technologies Corporation

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Dynavax Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dynavax Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynavax Technologies Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Dynavax Technologies Corporation and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 8, 2016

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

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Elections of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2015.

We have adopted the Dynavax Code of Conduct, a code of ethics that applies to our employees, including our Chief Executive Officer, Chief Financial Officer and to our non-employee directors. The Code of Conduct is publicly available on our website under the Investor Relations section at www.dynavax.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Code of Conduct or any waiver granted, including any implicit waiver, from a provision of the Code of Conduct to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. We will provide a written copy of the Dynavax Code of Conduct to anyone without charge, upon request written to Dynavax, Attention: Corporate Secretary, 2929 Seventh Street, Suite 100, Berkeley, CA 94710-2753, (510) 848-5100.

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

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Amended and Restated Bylaws	3.2	S-1/A	February 5, 2004	333-109965
3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
4.3	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.4	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.5	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	4.6	10-K	March 6, 2009	001-34207
10.01†	Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB	10.30	10-Q	November 3, 2006	000-50577
10.02	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and the Company	10.32	10-Q	August 3, 2007	000-50577
10.03+	Form of Amended Management Continuity Agreement between the Company and certain of its executive officers	10.38	10-K	March 6, 2009	001-34207
10.04†	Amendment No. 2 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated February 3, 2009	10.40	10-Q	April 30, 2009	001-34207
10.05	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.06	Amendment No. 3 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated September 30, 2010	10.54	8-K	October 4, 2010	001-34207
10.7	Lease, dated January 7, 2004, between the Company and 2929 Seventh Street, LLC	10.17	S-1/A	January 16, 2004	333-109965
10.8	First Amendment to Lease, dated as of May 21, 2004, between the Company and 2929 Seventh Street, LLC	10.55	8-K	October 13, 2010	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.9	Second Amendment to Lease, dated as of October 12, 2010, between the Company and 2929 Seventh Street, LLC	10.56	8-K	October 13, 2010	001-34207
10.10+	Form of Amendment to Amended Management Continuity Agreement between the Company and certain of its executive officers	10.61	10-Q	May 6, 2011	001-34207
10.11+	2011 Equity Incentive Plan, as amended	Appendix A	DEF14A	January 6, 2011	333-171552
10.12+	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan	99.2	S-8	May 21, 2015	001-34207
10.13+	Form of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	99.3	S-8	January 6, 2011	333-171552
10.14	Third Amendment to Lease, dated as of April 1, 2011, between the Company and 2929 Seventh Street, LLC	10.65	10-Q	August 3, 2011	001-34207
10.15†	Amendment No. 4 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated September 23, 2011	10.67	10-K	March 12, 2012	001-34207
10.16	Fourth Amendment to Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.72	10-K	March 8, 2013	001-34207
10.17	Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.73	10-K	March 8, 2013	001-34207
10.18+	Employment Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.78	8-K	May 3, 2013	001-34207
10.19+	Management Continuity and Severance Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.79	8-K	May 3, 2013	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.20	Sales Agreement, dated November 12, 2015, between the Company and Cowen and Company, LLC	10.1	8-K	November 12, 2015	001-34207
10.21†	Amendment No. 5 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 7, 2014	10.88	10-K	March 10, 2014	001-34207
10.22+	Employment Agreement, dated March 21, 2013, by and between David Novack and the Company	10.84	10-K	March 10, 2014	001-34207
10.23+	Employment Agreement, dated July 11, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.24+	Employment Agreement, dated February 5, 2014, by and between David L. Johnson and the Company	10.86	10-K	March 10, 2014	001-34207
10.25+	2014 Employee Stock Purchase Plan	10.1	8-K	May 29, 2014	001-34207
10.26+	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended February 5, 2015	10.35	10-K	March 5, 2015	001-34207
10.27†	Amendment No. 6 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated December 4, 2014	10.36	10-K	March 5, 2015	001-34207
10.28	Loan and Security Agreement, dated December 23, 2014, by and between Hercules Technology Growth Capital, Inc. and the Company	10.37	10-K	March 5, 2015	001-34207
10.29	Amendment No. 7 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 18, 2016					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract, compensatory plan or arrangement.
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

Dynavax Technologies Corporation
By:	/s/ EDDIE GRAY
Eddie Gray Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2016

By:	/s/ MICHAEL OSTRACH
Michael Ostrach Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2016

By:	/s/ DAVID JOHNSON
David Johnson Vice President, Chief Accounting Officer (Principal Accounting Officer)

Date: March 8, 2016

Signature	Title	Date
/s/ EDDIE GRAY	Chief Executive Officer	March 8, 2016
Eddie Gray	(Principal Executive Officer)
/s/ MICHAEL OSTRACH	Chief Financial Officer	March 8, 2016
Michael Ostrach	(Principal Financial Officer)
/s/ DAVID JOHNSON	Vice President, Chief Accounting Officer	March 8, 2016
David Johnson	(Principal Accounting Officer)
/S/ ARNOLD L. ORONSKY, PH.D.	Chairman of the Board	March 8, 2016
Arnold L. Oronsky, Ph.D.
/s/ LAURA BREGE	Director	March 8, 2016
Laura Brege
/S/ FRANCIS R. CANO, PH.D.	Director	March 8, 2016
Francis R. Cano, Ph.D.
/S/ DENNIS A. CARSON, M.D.	Director	March 8, 2016
Dennis A. Carson, M.D.
/S/ DANIEL L. KISNER, M.D.	Director	March 8, 2016
Daniel L. Kisner, M.D.
/S/ PEGGY V. PHILLIPS	Director	March 8, 2016
Peggy V. Phillips
/S/ STANLEY A. PLOTKIN, M.D.	Director	March 8, 2016
Stanley A. Plotkin, M.D.
/S/ NATALE S. RICCIARDI	Director	March 8, 2016
Natale S. Ricciardi

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Amended and Restated Bylaws	3.2	S-1/A	February 5, 2004	333-109965
3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.4	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.5	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	4.6	10-K	March 6, 2009	001-34207
10.01†	Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB	10.30	10-Q	November 3, 2006	000-50577
10.02	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and the Company	10.32	10-Q	August 3, 2007	000-50577
10.03+	Form of Amended Management Continuity Agreement between the Company and certain of its executive officers	10.38	10-K	March 6, 2009	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.04†	Amendment No. 2 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated February 3, 2009	10.40	10-Q	April 30, 2009	001-34207
10.05	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.06	Amendment No. 3 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated September 30, 2010	10.54	8-K	October 4, 2010	001-34207
10.7	Lease, dated January 7, 2004, between the Company and 2929 Seventh Street, LLC	10.17	S-1/A	January 16, 2004	333-109965
10.8	First Amendment to Lease, dated as of May 21, 2004, between the Company and 2929 Seventh Street, LLC	10.55	8-K	October 13, 2010	001-34207
10.9	Second Amendment to Lease, dated as of October 12, 2010, between the Company and 2929 Seventh Street, LLC	10.56	8-K	October 13, 2010	001-34207
10.10+	Form of Amendment to Amended Management Continuity Agreement between the Company and certain of its executive officers	10.61	10-Q	May 6, 2011	001-34207
10.11+	2011 Equity Incentive Plan, as amended	Appendix A	DEF14A	January 6, 2011	333-171552
10.12+	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan	99.2	S-8	May 21, 2015	001-34207
10.13+	Form of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	99.3	S-8	January 6, 2011	333-171552
10.14	Third Amendment to Lease, dated as of April 1, 2011, between the Company and 2929 Seventh Street, LLC	10.65	10-Q	August 3, 2011	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.15†	Amendment No. 4 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated September 23, 2011	10.67	10-K	March 12, 2012	001-34207
10.16	Fourth Amendment to Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.72	10-K	March 8, 2013	001-34207
10.17	Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.73	10-K	March 8, 2013	001-34207
10.18+	Employment Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.78	8-K	May 3, 2013	001-34207
10.19+	Management Continuity and Severance Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.79	8-K	May 3, 2013	001-34207
10.20	Sales Agreement, dated November 12, 2015, between the Company and Cowen and Company, LLC	10.1	8-K	November 12, 2015	001-34207
10.21†	Amendment No. 5 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 7, 2014	10.88	10-K	March 10, 2014	001-34207
10.22+	Employment Agreement, dated March 21, 2013, by and between David Novack and the Company	10.84	10-K	March 10, 2014	001-34207
10.23+	Employment Agreement, dated July 11, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.24+	Employment Agreement, dated February 5, 2014, by and between David L. Johnson and the Company	10.86	10-K	March 10, 2014	001-34207
10.25+	2014 Employee Stock Purchase Plan	10.1	8-K	May 29, 2014	001-34207

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.26+	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended February 5, 2015	10.35	10-K	March 5, 2015	001-34207
10.27†	Amendment No. 6 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated December 4, 2014	10.36	10-K	March 5, 2015	001-34207
10.28	Loan and Security Agreement, dated December 23, 2014, by and between Hercules Technology Growth Capital, Inc. and the Company	10.37	10-K	March 5, 2015	001-34207
10.29	Amendment No. 7 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 18, 2016					X
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema Document

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract, compensatory plan or arrangement.
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