Form 10-Q
period 2016-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2016-05-09
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 3, 2016, the registrant had outstanding 38,495,782 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$38,858	$44,812
Marketable securities available-for-sale	127,989	151,313
Accounts receivable	1,164	1,394
Prepaid expenses and other current assets	2,728	2,427
Total current assets	170,739	199,946
Property and equipment, net	15,894	13,804
Goodwill	2,127	2,043
Restricted cash	617	609
Other assets	267	231
Total assets	$189,644	$216,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,476	$3,433
Accrued research and development	6,027	7,361
Accrued liabilities	13,251	15,337
Deferred revenues	1,759	2,654
Total current liabilities	24,513	28,785
Other long-term liabilities	700	769
Total liabilities	25,213	29,554
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Common stock: $0.001 par value; 69,500 shares authorized at March 31, 2016 and December 31, 2015; 38,496 and 38,446 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38	38
Additional paid-in capital	893,278	889,698
Accumulated other comprehensive loss	(2,135)	(2,930)
Accumulated deficit	(726,750)	(699,727)
Total stockholders’ equity	164,431	187,079
Total liabilities and stockholders’ equity	$189,644	$216,633

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Collaboration revenue	$895	$471
Grant revenue	39	148
Service and license revenue	8	8
Total revenues	942	627
Operating expenses:
Research and development	20,067	22,220
General and administrative	8,169	4,859
Total operating expenses	28,236	27,079
Loss from operations	(27,294)	(26,452)
Other income (expense):
Interest income	225	27
Interest expense	-	(247)
Other income, net	46	455
Net loss	$(27,023)	$(26,217)
Basic and diluted net loss per share	$(0.70)	$(0.97)
Weighted average shares used to compute basic and diluted net loss per share	38,472	27,065

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(27,023)	$(26,217)
Other comprehensive income (loss):
Unrealized gain on marketable securities available-for-sale	109	8
Cumulative foreign currency translation adjustments	686	(1,294)
Total other comprehensive income (loss)	795	(1,286)
Total comprehensive loss	$(26,228)	$(27,503)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(27,023)	$(26,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	335
Accretion of discounts and amortization of premiums on marketable securities	75	171
Accretion of debt discount related to debt financing	-	(51)
Accretion of end of term payment related to debt financing	-	57
Cash-settled portion of stock-based compensation expense	328	-
Stock compensation expense	3,244	1,954
Changes in operating assets and liabilities:
Accounts receivable	230	(182)
Prepaid expenses and other current assets	(301)	580
Restricted cash and other assets	(36)	-
Accounts payable	658	2,043
Accrued liabilities and other long term liabilities	(3,816)	(2,357)
Deferred revenues	(895)	(472)
Net cash used in operating activities	(27,134)	(24,139)
Investing activities
Purchases of marketable securities	(61,057)	(18,654)
Proceeds from maturities of marketable securities	84,420	8,750
Purchases of property and equipment, net	(2,611)	(618)
Net cash provided by (used in) investing activities	20,752	(10,522)
Financing activities
Proceeds from exercise of stock options and restricted stock awards	75	10
Proceeds from exercise of warrants	-	26
Proceeds from Employee Stock Purchase Plan	261	103
Net cash provided by financing activities	336	139
Effect of exchange rate changes on cash and cash equivalents	92	(276)
Net decrease in cash and cash equivalents	(5,954)	(34,798)
Cash and cash equivalents at beginning of period	44,812	49,511
Cash and cash equivalents at end of period	$38,858	$14,713
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Cash paid during the period for interest	$-	$184
Disposal of fully depreciated property and equipment	$1,154	$4
Net change in unrealized gain on marketable securities	$109	$8

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2015, has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Dynavax GmbH and Dynavax International, B.V. Dynavax International, B.V. was dissolved in January 2015. All significant intercompany accounts and transactions among these entities have been eliminated from the condensed consolidated financial statements. We operate in one business segment: the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $166.8 million. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as of March 31, 2016, and anticipated revenues and expenditures.

We expect to continue to spend substantial funds in connection with seeking regulatory approval for, and manufacture and other costs relating to, preparation for the anticipated commercial launch of HEPLISAV-BTM in the United States, manufacturing and conducting clinical studies of our investigational cancer immunotherapeutic product candidate, SD-101, and other cancer immunotherapeutic product candidates and additional applications and advancement of our technology. In order to continue these activities, we may need to raise additional funds. This may occur through strategic collaboration and licensing arrangements and/or future public or private debt and equity financings. Sufficient additional funding may not be available on acceptable terms, or at all. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or our other development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through March 31, 2016.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This Accounting Standards Update (“ASU”) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods), with early application permitted. The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

Accounting Standards Update 2015-17

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Subtopic 740): Balance Sheet Classification of Deferred Taxes, The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, with early application permitted. The Company is currently evaluating the impact of this standard on its financial statements.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis, with early application permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-08

In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU No. 2016-08 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early application permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-10

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing.” ASU No. 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU No. 2016-10 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Money market funds	$24,982	$-	$-	$24,982
U.S. Treasuries	-	6,574	-	6,574
U.S. Government agency securities	-	29,611	-	29,611
Corporate debt securities	-	99,650	-	99,650
Total	$24,982	$135,835	$-	$160,817

	Level 1	Level 2	Level 3	Total
December 31, 2015
Money market funds	$21,193	$-	$-	$21,193
U.S. Government agency securities	-	17,622	-	17,622
Corporate debt securities	-	152,749	-	152,749
Total	$21,193	$170,371	$-	$191,564

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. Treasuries, U.S. Government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of March 31, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2016
Cash and cash equivalents:
Cash	$6,030	$-	$-	$6,030
Money market funds	24,982	-	-	24,982
U.S. Government agency securities	4,999	-	-	4,999
Corporate debt securities	2,847	-	-	2,847
Total cash and cash equivalents	38,858	-	-	38,858
Marketable securities available-for-sale:
U.S. Treasuries	6,573	2	(1)	6,574
U.S. Government agency securities	24,604	8	-	24,612
Corporate debt securities	96,691	112	-	96,803
Total marketable securities available-for-sale	127,868	122	(1)	127,989
Total cash, cash equivalents and marketable securities	$166,726	$122	$(1)	$166,847
December 31, 2015
Cash and cash equivalents:
Cash	$4,561	$-	$-	$4,561
Money market funds	21,193	-	-	21,193
Corporate debt securities	19,052	7	(1)	19,058
Total cash and cash equivalents	44,806	7	(1)	44,812
Marketable securities available-for-sale:
U.S. Government agency securities	17,628	-	(6)	17,622
Corporate debt securities	133,679	71	(59)	133,691
Total marketable securities available-for-sale	151,307	71	(65)	151,313
Total cash, cash equivalents and marketable securities	$196,113	$78	$(66)	$196,125

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2016
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$127,868	$127,989
Mature after one year through two years	-	-
	$127,868	$127,989

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

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

Total net rent expense related to our operating leases for both three month periods ended March 31, 2016 and 2015, was $0.5 million. Deferred rent was $0.4 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2016, excluding payments from sublease agreements, are as follows (in thousands):

Year ending December 31,
2016 (remaining)	$1,757
2017	2,385
2018	1,327
2019	485
2020	485
Thereafter	1,091
Total	$7,530

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of March 31, 2016, under the terms of our agreements, including certain agreements relating to HBV-23, we are obligated to make future payments of approximately $10.5 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

5. Collaborative Research and Development Agreements

AstraZeneca

In September 2006, we entered into a research collaboration and license agreement with AstraZeneca AB (“AstraZeneca”) for the discovery and development of TLR9 agonist-based therapies for the treatment of asthma and chronic obstructive pulmonary disease.

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

In December 2014, we amended our agreement with AstraZeneca whereby AstraZeneca would fully fund and Dynavax will conduct a Phase 2a safety and efficacy trial of AZD1419 in patients with asthma. In the fourth quarter of 2014, we received an $8.0 million payment upon execution of this amendment, to be applied towards research and development expenses incurred in conducting the Phase 2a study.

In January 2016, we amended our agreement with AstraZeneca whereby AstraZeneca will conduct the Phase 2a safety and efficacy trial of AZD1419 in patients with asthma that originally was to be conducted by Dynavax. We therefore revised the estimated remaining period of performance of development from June 2018 to September 2016. The remaining balance as of December 31, 2015 related to deferred payments of $5.4 million, received in the first quarter of 2014, and $3.0 million, received in 2011, are nonrefundable and are being recognized starting in January 2016 over the estimated remaining period of performance of development work through September 2016.

Under the terms of the January 2016 amendment, the $8.0 million payment received in December 2014, which was also deferred and is being recognized as research and development expenses are incurred, will be returned to AstraZeneca or applied to future milestone payments that may be earned by us under the agreement, net of amounts we recognize as development work is performed. In December 2015, we reclassified $7.4 million of the $8.0 million payment from deferred revenue to a current liability. As of March 31, 2016, the current liability related to the payment was $7.3 million on the accompanying condensed consolidated balance sheet.

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

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Initial payment	$174	$63
Subsequent payment	651	237
Performance of research activities	70	171
Total	$895	$471

As of March 31, 2016 and December 31, 2015, total deferred revenue from the initial payment, subsequent payment and development funding payments was $1.8 million and $2.7 million, respectively.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the three month periods ended March 31, 2016 and 2015 from the following awards:

•	August 2014, the NIH awarded us $0.2 million to fund research in developing a transgenic mouse model to study human TLR9 role in disease.
•

May 2012, the NIH awarded us $0.4 million to fund development of TLR8 inhibitors for treatment of rheumatoid arthritis. In February 2016, the NIH awarded us an additional $0.5 million to fund this study.

•

August 2010, the NIAID awarded us a grant to take a systems biology approach to study the differences between individuals who do or do not respond to vaccination against the hepatitis B virus. This study is one of several projects conducted under a grant to the Baylor Institute of Immunology Research in Dallas as part of the Human Immune Phenotyping Centers program. We have been awarded a total of $1.4 million under this grant.

The following table summarizes the revenues recognized under the various arrangements with the NIH (in thousands):

	Three Months Ended
	March 31,
	2016	2015
NIH contracts	$39	$148
Total grant revenue	$39	$148

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options, stock awards, Series B Convertible Preferred Stock, and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options, Series B Convertible Preferred Stock, warrants and stock awards totaling approximately 3,610,000 and 5,310,000 shares of common stock as of March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2016 and 2015, because the effect of their inclusion would have been anti-dilutive. For periods in which the Company has a net loss and no instruments are determined to be dilutive, such as the three months ended March 31, 2016 and 2015, basic and diluted net loss per share are the same.

7. Common Stock

Common Stock Outstanding

As of March 31, 2016, there were 38,495,502 shares of our common stock outstanding.

On November 12, 2015, we entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen under which we could offer and sell our common stock from time to time up to aggregate sales proceeds of $90 million through Cowen as our sales agent. As of March 31, 2016, we have sold no shares of common stock under the 2015 ATM Agreement.

8. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the three months ended March 31, 2016 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	2,891	$23.34
Options granted	229	21.48
Options exercised	(12)	13.69
Options cancelled:
Options forfeited (unvested)	(9)	17.87
Options cancelled (vested)	(36)	49.30
Balance at March 31, 2016	3,063	22.97	7.02	$4,835
Vested and expected to vest at March 31, 2016	2,996	23.09	6.98	$4,663
Exercisable at March 31, 2016	1,509	26.49	5.11	$2,204

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2016 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2015	195	$17.52
Granted	379	$21.48
Vested	(23)	$15.55
Forfeited or expired	(1)	$16.00
Non-vested as of March 31, 2016	550	$20.34

The aggregate intrinsic value of the restricted stock units outstanding as of March 31, 2016, based on our stock price on that date, was $10.6 million.

As of March 31, 2016, approximately 189,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding. Vesting criteria for these performance-based awards have not been met as of March 31, 2016.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted-average fair value	$13.11	$10.85	$8.18	$17.32
Risk-free interest rate	1.5%	1.6%	0.6%	0.4%
Expected life (in years)	5.6	5.8	1.2	1.2
Volatility	0.7	0.8	0.6	2.4

We recognized stock-based compensation expense of $3.2 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. The components of stock-based compensation expense were (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$1,515	$885
General and administrative	1,729	1,069
Total	$3,244	$1,954

As of March 31, 2016, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $22.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years. Additionally, as of March 31, 2016, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $5.9 million.

Employee Stock Purchase Plan

In May 2014, stockholders of the Company approved the 2014 Employee Stock Purchase Plan (the “Purchase Plan”), pursuant to which the Company may issue up to 50,000 shares of its common stock, subject to adjustment, to its employees. The Purchase Plan provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). As of March 31, 2016, employees have acquired 40,670 shares of our common stock under the Purchase Plan and 9,330 shares of our common stock remained available for future purchases under the Purchase Plan.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics. Our development programs are focused on vaccine adjuvants and cancer immunotherapy. Our lead product candidates are HEPLISAV-B, an investigational adult hepatitis B vaccine, and SD-101, an investigational cancer immunotherapeutic currently in several phase 1/2 studies.

In March 2016, the U.S. Food and Drug Administration (“FDA”) accepted for review the Biologics License Application (“BLA”) for HEPLISAV-B and established September 15, 2016 as the Prescription Drug User Fee Act (“PDUFA”) action date. In April 2016, in response to an FDA request, Dynavax submitted individual trial data sets that had been provided as integrated data in the March 2016 BLA submission. FDA then determined that the addition of these large data sets represented a major amendment to the BLA and thus extended the PDUFA action date to December 15, 2016 to allow for a full review. The HEPLISAV-B BLA is based on the results from clinical trials that have generated data in more than 14,000 total patients. If the FDA elects to have an advisory committee meeting regarding our application, we currently anticipate the meeting likely would be in November 2016. If this timing is correct and HEPLISAV-B is approved upon completion of the review period, we expect to launch the product in the first quarter of 2017.

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

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $726.8 million as of March 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to our HEPLISAV-B clinical trial, HBV-23, declined following the last subject visit in October 2015 while costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101 and our other cancer immunotherapeutic research and development programs, are increasing. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our condensed consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2015 to 2016
Revenues:	2016	2015	$	%
Collaboration revenue	$895	$471	$424	90%
Grant revenue	39	148	(109)	(74)%
Service and license revenue	8	8	-	0%
Total revenues	$942	$627	$315	50%

Total revenues for the three months ended March 31, 2016 increased by $0.3 million, or 50%, as compared to the same period in 2015. Collaboration revenue increased by $0.4 million due to revision of the performance period, from June 2018 to September 2016, related to payments previously made to us, in the amount of $5.4 million, received in 2014, and $3.0 million, received in 2011, by AstraZeneca under a research collaboration and license agreement for the clinical development for AZD1419. Grant revenue decreased by $0.1 million due to various contracts with the National Institute of Health that expired in 2015.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the three months ended March 31, 2016 and 2015, approximately 72% and 86%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2015 to 2016
Research and Development:	2016	2015	$	%
Compensation and related personnel costs	$8,889	$7,145	$1,744	24%
Outside services	7,349	12,490	(5,141)	(41)%
Facility costs	2,314	1,700	614	36%
Non-cash stock-based compensation	1,515	885	630	71%
Total research and development	$20,067	$22,220	$(2,153)	(10)%

Research and development expense for the three months ended March 31, 2016, decreased by $2.2 million, or 10%, as compared to the same period in 2015. Compensation and related personnel costs increased by $1.7 million and non-cash stock-based compensation increased by $0.6 million due to an overall increase in employee headcount in preparation for the anticipated approval of HEPLISAV-B and recognition of expense related to share-based awards granted to employees in the first quarter of 2015 and 2016, respectively. Outside services expense decreased by $5.1 million primarily due to lower activity related to HBV-23. Costs relating to HBV-23 are declining following the last subject visit in October 2015 while costs relating to seeking regulatory approval, preparation for commercialization of HEPLISAV-B and the ongoing development of SD-101, are increasing. Facility costs increased $0.6 million primarily due to an overall increase in employee headcount.

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

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2015 to 2016
General and Administrative:	2016	2015	$	%
Compensation and related personnel costs	$2,964	$1,958	$1,006	51%
Outside services	2,512	1,129	1,383	122%
Legal costs	735	520	215	41%
Facility costs	229	183	46	25%
Non-cash stock-based compensation	1,729	1,069	660	62%
Total general and administrative	$8,169	$4,859	$3,310	68%

General and administrative expenses for the three months ended March 31, 2016, increased by $3.3 million, or 68%, compared to the same period in 2015. Compensation and related personnel costs increased by $1.0 million due to an overall increase in employee headcount in preparation for the anticipated commercial launch of HEPLISAV-B in the United States. General and administrative expenses are expected to continue to increase as we prepare for the commercial launch of Heplisav-B with continued infrastructure spending related primarily to implementation of information technology systems and commercial development. Non-cash stock-based compensation increased by $0.7 million due to increased annual stock option grants in 2016 and a full quarter of expense related to 2015 annual option grants recognized in 2016. Outside services increased by $1.4 million due to the hiring of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B. Legal costs increased by $0.2 million due to increased use of outside vendors for legal services.

Interest Income, Interest Expense, Other Income, Net

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense for the three months ended March 31, 2015 includes interest expense related to the Loan and Security Agreement entered into with Hercules Technology Growth Capital, Inc. in December 2014. In September 2015, the debt was fully repaid. Other income, net includes gains and losses on foreign currency transactions as well as gains and losses on disposals of property and equipment. The following is a summary of our interest income, interest expense, and other income, net (in thousands, except for percentages):

Increase
Three Months Ended	(Decrease) from
March 31,	2015 to 2016
2016	2015	$	%
Interest income	$225	$27	$198	733%
Interest expense	$-	$(247)	$(247)	(100)%
Other income, net	$46	$455	$(409)	(90)%

Interest income increased by $0.2 million for the three months ended March 31, 2016, as compared to the same period in 2015, due to a larger marketable security balance containing higher yielding securities. Interest expense for the three months ended March 31, 2016, decreased by $0.2 million compared to the same period in 2015, due to repayment in September 2015 of the loan under the Loan and Security Agreement. Other income, net for the three months ended March 31, 2016 decreased by $0.4 million due to loss on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and withholding taxes paid in Europe.

Liquidity and Capital Resources

As of March 31, 2016, we had $166.8 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities.

During the three months ended March 31, 2016, we used $27.1 million of cash for our operations primarily due to our net loss of $27.0 million, of which $4.0 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2015, we used $24.1 million of cash for our operations primarily due to a net loss of $26.2 million, of which $2.5 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first three months of 2016 increased by $3.0 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2016, cash provided by investing activities was $20.8 million compared to $10.5 million of cash used in investing activities for the three months ended March 31, 2015. Cash used in investing activities during the first three months of 2016 included $23.4 million of net proceeds of marketable securities compared with $9.9 million of net purchases of marketable securities during the first three months of 2015. Cash used in net purchases of property plant and equipment increased by $2.0 million during the first three months of 2016 compared to the same period in 2015 due to upgrades made to our manufacturing facility.

During the three months ended March 31, 2016 and 2015, cash provided by financing activities was $0.3 million and $0.1 million, respectively. During the three months ended March 31, 2016, we received proceeds of $0.3 million from employee purchases of our common stock under the 2014 Employee Stock Purchase Plan.

We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of March 31, 2016, and anticipated revenues and expenditures. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to HBV-23 research and development expense are declining following the last subject visit in October 2015 while costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101, are increasing. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Contractual Obligations

We lease our facilities in Berkeley, California, and Düsseldorf, Germany under operating leases that expire in June 2018 and March 2023, respectively.

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

We rely on research institutions, contract research organizations, clinical investigators as well as clinical and commercial material manufacturers of our product candidates. As of March 31, 2016, under the terms of our agreements, including certain agreements relating to HBV-23, we are obligated to make future payments of approximately $10.5 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our unrealized loss or gain on investments would be $0.8 million or $1.0 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of March 31, 2016 was $2.3 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of March 31, 2016, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

A hearing on the motion to dismiss the SAC occurred on February 20, 2015. The Court granted the motion with respect to some of the alleged misrepresentations and omissions made by the Company or certain named defendants as well as some of the insider trading claims against certain insiders and denied the motion to dismiss with respect to other alleged misrepresentations and omissions and insider trading claims. The Company filed an answer to the SAC on April 6, 2015. Dynavax has reached an agreement in principle to settle the securities class action. The settlement, which is subject to final documentation as well as court approval, provides for a payment of $4.5 million and will result in a dismissal and release of all claims against the defendants in connection with the securities class action. The settlement payment will be paid for by defendants’ insurance carriers.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 8, 2016.

Risks Related to our Business

The success of our product candidates, in particular HEPLISAV-B, depends on regulatory approval. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy, consistency of manufacture or compliance with GMP regulations are insufficient for regulatory approval. Failure to obtain regulatory approvals could require us to discontinue operations.*

None of our product candidates has been approved for sale by any regulatory agency. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the U.S., including the FDA, and foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approvals for our most advanced product candidates. Approval processes in the U.S. and in other countries are uncertain, can take many years and require the expenditure of substantial resources, and we are unable to predict the timing of when regulatory approval may be received, if ever, in any jurisdiction.

For our lead product, HEPLISAV-B, our BLA has been submitted and is under review. In the U.S., our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); the results of an FDA or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 CRL, HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we have conducted a study intended to obtain additional safety data information that we can submit to the FDA, there can be no assurance that this additional clinical study will support approval, or that the data will provide acceptable immunogenicity data for patients with diabetes. The FDA also requested additional data from our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities in our Düsseldorf manufacturing facility (our wholly-owned subsidiary, Dynavax GmbH) with respect to quality assurance of commercial product. We resubmitted our BLA and it is under review, but there can be no assurance that we have successfully produced the requisite data in a manner sufficient for approval in the U.S., and the timing for FDA completion of its review is uncertain.

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

Failure to receive approval or significant delay in being able to provide the safety and manufacturing information required for approval of our BLA for HEPLISAV-B would have a material adverse effect on our business and results of operations. For example, we recently received a request from the FDA for additional information in support of our BLA. We subsequently received a notification from the FDA that it had extended our previously established PDUFA action date, due to the amount of information submitted in response to its request for additional information, by three months to December 15, 2016, to allow it sufficient time to review our BLA. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for such product.

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

We are currently undertaking clinical trials of SD-101 and expect to commence clinical trials for other product candidates in the future. Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain Institutional Review Board (“IRB”) or regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available drug supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing our product candidates, including 1018 and SD-101, certain antigens, the combination of the oligonucleotide and the antigens, and the formulation, fill and finish. Regulatory or other limitations on our ability to use our manufacturing facility or the termination or interruption of relationships with key suppliers may occur due to circumstances that are outside of our control, resulting in higher cost or delays in our product development or commercialization efforts.

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

We currently utilize our facility in Düsseldorf to manufacture rHBsAg for HEPLISAV-B. The commercial manufacturing of biological products is a time-consuming and complex process, which must be performed in compliance with GMP regulations. As part of the review of our BLA filing for HEPLISAV-B, the FDA requested additional data regarding our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities and there can be no assurance that our responses will be sufficient to meet the FDA requirements for GMP manufacturing or that our resubmission of the BLA will include information sufficient to support the approval of HEPLISAV-B by the FDA.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $726.8 million as of March 31, 2016. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH (formerly known as Rhein Biotech GmbH). We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

Our stock price is subject to volatility, and your investment may suffer a decline in value.*

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future, to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•

progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and BLA filing and communications, from the FDA or other regulatory agencies, including a decision by the FDA to have an advisory committee meeting for HEPLISAV-B;

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2016, we had 38,495,502 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.1	Amendment No. 7 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 18, 2016	10.29	10-K	March 8, 2016	001-34207
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 9, 2016	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2016	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.1	Amendment No. 7 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 18, 2016	10.29	10-K	March 8, 2016	001-34207
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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