Form 10-Q
period 2016-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2016-08-08
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, the registrant had outstanding 38,497,107 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,787	$44,812
Marketable securities available-for-sale	114,202	151,313
Accounts and other receivables	1,864	1,394
Prepaid expenses and other current assets	6,273	2,427
Total current assets	147,126	199,946
Property and equipment, net	17,448	13,804
Goodwill	2,080	2,043
Restricted cash	613	609
Other assets	346	231
Total assets	$167,613	$216,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,486	$3,433
Accrued research and development	5,273	7,361
Accrued liabilities	18,464	15,337
Deferred revenues	-	2,654
Total current liabilities	28,223	28,785
Other long-term liabilities	620	769
Total liabilities	28,843	29,554
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock: $0.001 par value; 69,500 shares authorized at June 30, 2016 and December 31, 2015; 38,497 and 38,446 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	38	38
Additional paid-in capital	897,027	889,698
Accumulated other comprehensive loss	(2,559)	(2,930)
Accumulated deficit	(755,736)	(699,727)
Total stockholders’ equity	138,770	187,079
Total liabilities and stockholders’ equity	$167,613	$216,633

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Collaboration revenue	$1,683	$930	$2,578	$1,401
Grant revenue	88	101	127	249
Service and license revenue	876	519	884	527
Total revenues	2,647	1,550	3,589	2,177
Operating expenses:
Research and development	22,750	19,686	42,817	41,906
General and administrative	9,151	5,098	17,320	9,957
Total operating expenses	31,901	24,784	60,137	51,863
Loss from operations	(29,254)	(23,234)	(56,548)	(49,686)
Other income (expense):
Interest income	220	18	445	45
Interest expense	-	(263)	-	(510)
Other income (expense), net	48	(112)	94	343
Net loss	$(28,986)	$(23,591)	$(56,009)	$(49,808)
Basic and diluted net loss per share	$(0.75)	$(0.80)	$(1.46)	$(1.70)
Weighted average shares used to compute basic and diluted net loss per share	38,496	29,335	38,491	29,230

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(28,986)	$(23,591)	$(56,009)	$(49,808)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities available-for-sale	(41)	(9)	68	(1)
Cumulative foreign currency translation adjustments	(383)	237	303	(1,057)
Total other comprehensive (loss) income	(424)	228	371	(1,058)
Total comprehensive loss	$(29,410)	$(23,363)	$(55,638)	$(50,866)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(56,009)	$(49,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	946	634
Accretion of discounts and amortization of premiums on marketable securities	123	314
Accretion of debt discount related to debt financing	-	(100)
Accretion of end of term payment related to debt financing	-	107
Cash-settled portion of stock-based compensation expense	602	387
Stock compensation expense	6,368	3,872
Changes in operating assets and liabilities:
Accounts and other receivables	(470)	70
Prepaid expenses and other current assets	204	200
Restricted cash and other assets	(115)	-
Accounts payable	1,604	648
Accrued liabilities and other long term liabilities	(3,160)	(2,634)
Deferred revenues	(2,654)	(1,401)
Net cash used in operating activities	(52,561)	(47,711)
Investing activities
Purchases of marketable securities	(98,108)	(18,654)
Proceeds from maturities of marketable securities	135,170	34,585
Purchases of property and equipment, net	(4,916)	(1,668)
Net cash provided by investing activities	32,146	14,263
Financing activities
Proceeds from issuance of common stock, net	-	20,213
Proceeds from exercise of stock options and restricted stock awards	99	109
Proceeds from exercise of warrants	-	228
Proceeds from Employee Stock Purchase Plan	261	103
Net cash provided by financing activities	360	20,653
Effect of exchange rate changes on cash and cash equivalents	30	(230)
Net decrease in cash and cash equivalents	(20,025)	(13,025)
Cash and cash equivalents at beginning of period	44,812	49,511
Cash and cash equivalents at end of period	$24,787	$36,486
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$433
Accrual for litigation settlement and insurance recovery	$4,050	$-
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$1,158	$4
Net change in unrealized gain on marketable securities	$68	$(1)

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $139.0 million. The Company determined that it has adequate plans in place regarding the ability to meet anticipated cash needs within one year after the date that these financial statements are issued.

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

Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through June 30, 2016.

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

Accounting Standards Update 2014-15

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to make the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company is currently evaluating the impact of this standard on its financial statements.

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

Accounting Standards Update 2016-08

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU No. 2016-08 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early application permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-10

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing. ASU No. 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. ASU No. 2016-10 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-12

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU No. 2016-12 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are considered reasonable estimates of their respective fair value because of their short-term nature.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Money market funds	$20,742	$-	$-	$20,742
U.S. Treasuries	-	6,554	-	6,554
U.S. Government agency securities	-	50,655	-	50,655
Corporate debt securities	-	56,993	-	56,993
Total	$20,742	$114,202	$-	$134,944

	Level 1	Level 2	Level 3	Total
December 31, 2015
Money market funds	$21,193	$-	$-	$21,193
U.S. Government agency securities	-	17,622	-	17,622
Corporate debt securities	-	152,749		152,749
Total	$21,193	$170,371	$-	$191,564

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of June 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2016
Cash and cash equivalents:
Cash	$4,045	$-	$-	$4,045
Money market funds	20,742	-	-	20,742
Total cash and cash equivalents	24,787	-	-	24,787
Marketable securities available-for-sale:
U.S. Treasuries	6,548	6	-	6,554
U.S. government agency securities	50,621	34	-	50,655
Corporate debt securities	56,954	40	(1)	56,993
Total marketable securities available-for-sale	114,123	80	(1)	114,202
Total cash, cash equivalents and marketable securities	$138,910	$80	$(1)	$138,989
December 31, 2015
Cash and cash equivalents:
Cash	$4,561	$-	$-	$4,561
Money market funds	21,193	-	-	21,193
Corporate debt securities	19,052	7	(1)	19,058
Total cash and cash equivalents	44,806	7	(1)	44,812
Marketable securities available-for-sale:
U.S. Government agency securities	17,628	-	(6)	17,622
Corporate debt securities	133,679	71	(59)	133,691
Total marketable securities available-for-sale	151,307	71	(65)	151,313
Total cash, cash equivalents and marketable securities	$196,113	$78	$(66)	$196,125

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2016
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$114,123	$114,202
Mature after one year through two years	-	-
	$114,123	$114,202

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

Total net rent expense related to our operating leases for three month periods ended June 30, 2016 and 2015, was $0.6 million and $0.5 million, respectively. Total net rent expense related to our operating leases for the six month periods ended June 30, 2016 and 2015, was $1.1 million and $1.0 million, respectively. Deferred rent was $0.4 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2016, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2016 (remaining)	$1,276
2017	2,585
2018	1,516
2019	663
2020	668
Thereafter	1,132
Total	$7,840

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

We rely on research institutions, contract research organizations, clinical investigators and sales and marketing organizations as well as clinical and commercial material manufacturers. As of June 30, 2016, under the terms of our agreements relating to HEPLISAV-B, we are obligated to make future payments of approximately $11.3 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

In April 2016, Dynavax reached an agreement in principle to settle the case entitled In re Dynavax Technologies Securities Litigation. The settlement, which is subject to final documentation as well as court approval, provides for a payment of $4.1 million by Dynavax and will result in a dismissal and release of all claims against all defendants, including the Company. The settlement will be paid for by the Company’s insurers. Based on our assessment that the loss is both probable and reasonably estimable, the Company recorded an accrual of $4.1 million reflected in accrued liabilities on the attached condensed and consolidated balance sheets. The Company does not expect any significant additional charges related to this matter. In addition, we record anticipated recoveries under existing insurance contracts when recovery is assured. As the settlement will be paid by our insurers, we have recorded a current asset in the amount of $4.1 million reflected in prepaid expenses and other current assets on the attached condensed and consolidated balance sheets. Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Use of Estimates in Note 1.

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

In January 2016, we amended our agreement with AstraZeneca whereby AstraZeneca will conduct the Phase 2a safety and efficacy trial of AZD1419 in patients with asthma that originally was to be conducted by Dynavax. Under the terms of the January 2016 amendment, the $8.0 million payment received in December 2014, which was also deferred and was being recognized as research and development expenses were incurred, will be returned to AstraZeneca or applied to future milestone payments that may be earned by us under the agreement, net of amounts we recognized as development work was performed. We therefore revised the estimated remaining period of performance of development from June 2018 to September 2016. The remaining balance as of December 31, 2015 related to deferred payments of $5.4 million, received in the first quarter of 2014, and $3.0 million, received in 2011, are nonrefundable and were being recognized starting in January 2016 over the estimated remaining period of performance of development work through September 2016. In December 2015, we reclassified $7.4 million of the $8.0 million payment from deferred revenue to a current liability. As of June 30, 2016, the current liability related to the payment was $7.4 million on the accompanying condensed consolidated balance sheet.

In June 2016, all of Dynavax’s remaining contractual obligations under our agreement with AstraZeneca were completed. As no further performance obligations remain, the Company revised the estimated period of performance of development work from September 2016 to June 2016, and recognized remaining deferred revenue as of June 30, 2016. The revision of performance period led to the recognition of an additional $0.8 million in collaboration revenue during the second quarter.

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

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Initial payment	$347	$63	$521	$126
Subsequent payment	1,302	237	1,953	474
Performance of research activities	34	630	104	801
Total	$1,683	$930	$2,578	$1,401

As of June 30, 2016 no deferred revenue from the initial payment, subsequent payment and development funding payments remained. Total deferred revenue from these payments as of December 31, 2015 was $2.7 million.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the three and six month periods ended June 30, 2016 and 2015 from the following awards:

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

The following table summarizes the revenues recognized under the various arrangements with the NIH (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NIH contracts	$88	$101	$127	$249
Total grant revenue	$88	$101	$127	$249

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options, stock awards, Series B Convertible Preferred Stock, and warrants are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options, Series B Convertible Preferred Stock, warrants and stock awards totaling approximately 4,510,000 and 4,660,000 shares of common stock as of June 30, 2016 and 2015, respectively, were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015, because the effect of their inclusion would have been anti-dilutive. For periods in which the Company has a net loss and no instruments are determined to be dilutive, such as the three and six months ended June 30, 2016 and 2015, basic and diluted net loss per share are the same.

7. Common Stock

Common Stock Outstanding

As of June 30, 2016, there were 38,497,107 shares of our common stock outstanding.

On November 12, 2015, we entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen under which we could offer and sell our common stock from time to time up to aggregate sales proceeds of $90 million through Cowen as our sales agent. As of June 30, 2016, we have sold no shares of common stock under the 2015 ATM Agreement.

8. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the six months ended June 30, 2016 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	2,891	$23.34
Options granted	1,173	20.59
Options exercised	(14)	13.73
Options cancelled:
Options forfeited (unvested)	(27)	18.26
Options cancelled (vested)	(47)	45.02
Balance at June 30, 2016	3,976	22.34	6.96	$373
Vested and expected to vest at June 30, 2016	3,926	22.41	6.94	$373
Exercisable at June 30, 2016	1,641	25.93	5.23	$364

In May 2016, stockholders of the Company approved a proposal to increase the aggregate number of shares of common stock authorized for issuance under the 2011 Equity Incentive Plan, as amended, by 3,200,000 shares.

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2016 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2015	195	$17.52
Granted	379	$21.48
Vested	(23)	$15.55
Forfeited or expired	(12)	$20.44
Non-vested as of June 30, 2016	539	$20.33

The aggregate intrinsic value of the restricted stock units outstanding as of June 30, 2016, based on our stock price on that date, was $7.9 million.

As of June 30, 2016, approximately 189,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding. Vesting criteria for these performance-based awards have not been met as of June 30, 2016.

Under our stock-based compensation plans, option awards generally vest over a four-year period contingent upon continuous service and expire ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Weighted-average fair value	$10.25	$14.28	$9.79	$12.76	$8.18	$8.18
Risk-free interest rate	1.5%	1.7%	1.4%	1.7%	0.6%	0.4%
Expected life (in years)	5.4	5.9	5.0	5.9	1.2	1.2
Volatility	0.7	0.7	0.7	0.7	0.6	0.7

We recognized stock-based compensation expense of $3.1 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively. We recognized stock-based compensation expense of $6.4 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively. The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$1,336	$868	$2,851	$1,753
General and administrative	1,788	1,050	3,517	2,119
Total	$3,124	$1,918	$6,368	$3,872

As of June 30, 2016, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $21.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years. Additionally, as of June 30, 2016, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $6.8 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. In May 2016, stockholders of the Company approved a proposal to increase the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 200,000. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). As of June 30, 2016, employees have acquired 40,670 shares of our common stock under the Purchase Plan and 209,330 shares of our common stock remained available for future purchases under the Purchase Plan.

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

Overview

We are a clinical-stage biopharmaceutical company that uses toll-like receptor (“TLR”) biology to discover and develop novel vaccines and therapeutics. Our development programs are focused on vaccine adjuvants and cancer immunotherapy. Our lead product candidates are HEPLISAV- BTM, an investigational adult hepatitis B vaccine, and SD-101, an investigational cancer immunotherapeutic currently in several phase 1/2 studies.

In March 2016, the U.S. Food and Drug Administration (“FDA”) accepted for review the Biologics License Application (“BLA”) for HEPLISAV-B and established September 15, 2016 as the Prescription Drug User Fee Act (“PDUFA”) action date. In April 2016, in response to an FDA request, Dynavax submitted individual trial data sets that had been provided as integrated data in the March 2016 BLA submission. The FDA then determined that the addition of these large data sets represented a major amendment to the BLA and thus extended the PDUFA action date to December 15, 2016 to allow for a full review. The HEPLISAV-B BLA is based on the results from clinical trials that have generated data in more than 14,000 patients. In August 2016 the FDA informed the Company that its Vaccines and Related Biological Products Advisory Committee (“VRBPAC”) is scheduled to discuss HEPLISAV-B at its meeting on November 16, 2016. The FDA has indicated it will communicate questions for the VRBPAC to address closer in time to the meeting date. If this timing is correct and HEPLISAV-B is approved upon completion of the review period, we expect to launch the product in the first quarter of 2017.

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

Our most advanced inflammatory disease candidate is AZD1419, which is partnered with AstraZeneca AB (“AstraZeneca”). AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms. We currently expect AstraZeneca to initiate a Phase 2 trial in the fourth quarter of 2016.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $755.7 million as of June 30, 2016. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to our HEPLISAV-B clinical trial, HBV-23, declined following the last subject visit in October 2015 while costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101 and our other cancer immunotherapeutic research and development programs, are increasing. We expect overall expenditures to increase as we seek regulatory approval and prepare for commercial launch of HEPLISAV-B at the end of the year. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our condensed consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2015 to 2016		June 30,		2015 to 2016
Revenues:	2016	2015	$	%	2016	2015	$	%
Collaboration revenue	$1,683	$930	$753	81%	$2,578	$1,401	$1,177	84%
Grant revenue	88	101	(13)	(13)%	127	249	(122)	(49)%
Service and license revenue	876	519	357	69%	884	527	357	68%
Total revenues	$2,647	$1,550	$1,097	71%	$3,589	$2,177	$1,412	65%

Total revenues for the three months ended June 30, 2016 increased by $1.1 million, or 71%, as compared to the same period in 2015. Collaboration revenue increased by $0.8 million due to revision of the estimated performance period by three months from September to June 2016, related to payments previously made to us, in the amount of $5.4 million received in 2014 and $3.0 million received in 2011, by AstraZeneca under a research collaboration and license agreement for the clinical development for AZD1419. Service and license revenue increased by $0.4 million due to revenue received from manufacturing services performed on behalf of a third party.

Total revenues for the six months ended June 30, 2016 increased by $1.4 million, or 65%, as compared to the same period in 2015. Collaboration revenue increased by $1.2 million due to revisions of the estimated performance period by three months from September to June 2016, related to payments previously made to us, in the amount of $5.4 million received in 2014 and $3.0 million received in 2011, by AstraZeneca under a research collaboration and license agreement for the clinical development for AZD1419.

Service and license revenue increased by $0.4 million due to revenue received from manufacturing services performed on behalf of a third party. Grant revenue decreased by $0.1 million due to various contracts with the National Institute of Health that expired in 2015.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the six months ended June 30, 2016 and 2015, approximately 71% and 83%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2015 to 2016		June 30,		2015 to 2016
Research and Development:	2016	2015	$	%	2016	2015	$	%
Compensation and related personnel costs	$9,473	$7,315	$2,158	30%	$18,362	$14,460	$3,902	27%
Outside services	9,332	9,819	(487)	(5)%	16,681	22,309	(5,628)	(25)%
Facility costs	2,609	1,684	925	55%	4,923	3,384	1,539	45%
Non-cash stock-based compensation	1,336	868	468	54%	2,851	1,753	1,098	63%
Total research and development	$22,750	$19,686	$3,064	16%	$42,817	$41,906	$911	2%

Research and development expense for the three months ended June 30, 2016, increased by $3.1 million, or 16%, as compared to the same period in 2015. Compensation and related personnel costs increased by $2.2 million and non-cash stock-based compensation increased by $0.5 million due to an overall increase in employee headcount in preparation for the anticipated approval of HEPLISAV-B and recognition of expense related to share-based awards granted to employees in 2015 and 2016. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, increased $0.9 million primarily due to an overall increase in employee headcount. Outside services expense decreased by $0.5 million primarily due to lower activity related to HBV-23. Costs relating to HBV-23 are declining following the last subject visit in October 2015 while costs relating to seeking regulatory approval, preparation for commercialization of HEPLISAV-B, which include manufacturing activities, and the ongoing development of SD-101, are increasing.

Research and development expense for the six months ended June 30, 2016, increased by $0.9 million, or 2%, as compared to the same period in 2015. Compensation and related personnel costs increased by $3.9 million and non-cash stock-based compensation increased by $1.1 million due to an overall increase in employee headcount in preparation for the anticipated approval of HEPLISAV-B and recognition of expense related to share-based awards granted to employees in 2015 and the first six months of 2016. Outside services expense decreased by $5.6 million primarily due to lower activity related to HBV-23. Costs relating to HBV-23 are declining following the last subject visit in October 2015 while costs relating to seeking regulatory approval, preparation for commercialization of HEPLISAV-B and the ongoing development of SD-101, are increasing. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, increased $1.5 million primarily due to an overall increase in employee headcount.

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

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2015 to 2016		June 30,		2015 to 2016
General and Administrative:	2016	2015	$	%	2016	2015	$	%
Compensation and related personnel costs	$3,449	$2,065	$1,384	67%	$6,413	$4,023	$2,390	59%
Outside services	3,213	1,298	1,915	148%	5,725	2,427	3,298	136%
Legal costs	439	495	(56)	(11)%	1,175	1,015	160	16%
Facility costs	262	190	72	38%	490	373	117	31%
Non-cash stock-based compensation	1,788	1,050	738	70%	3,517	2,119	1,398	66%
Total general and administrative	$9,151	$5,098	$4,053	80%	$17,320	$9,957	$7,363	74%

General and administrative expenses for the three months ended June 30, 2016, increased by $4.1 million, or 80%, compared to the same period in 2015. Compensation and related personnel costs increased by $1.4 million due to an overall increase in employee headcount in preparation for the anticipated commercial launch of HEPLISAV-B in the United States. General and administrative expenses are expected to continue to increase as we prepare for the commercial launch of HEPLISAV-B with continued infrastructure spending related primarily to implementation of information technology systems and commercial development. Non-cash stock-based compensation increased by $0.7 million due to increased annual stock option grants in 2016. Outside services increased by $1.9 million due to the hiring of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B.

General and administrative expenses for the six months ended June 30, 2016, increased by $7.4 million, or 74%, compared to the same period in 2015. Compensation and related personnel costs increased by $2.4 million due to an overall increase in employee headcount in preparation for the anticipated commercial launch of HEPLISAV-B in the United States. General and administrative expenses are expected to continue to increase as we prepare for the commercial launch of HEPLISAV-B with continued infrastructure spending related primarily to implementation of information technology systems and commercial development. Non-cash stock-based compensation increased by $1.4 million due to increased annual stock option grants in 2016 and six months of expense related to 2015 annual option grants recognized in 2016. Outside services increased by $3.3 million due to the hiring of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B.

Interest Income, Interest Expense, Other Income (Expense), Net

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense for the three and six months ended June 30, 2015 includes interest expense related to the Loan and Security Agreement entered into with Hercules Technology Growth Capital, Inc. in December 2014. In September 2015, the debt was fully repaid. Other income (expense), net includes gains and losses on foreign currency transactions. The following is a summary of our interest income, interest expense, and other income (expense), net (in thousands, except for percentages):

Increase	Increase
Three Months Ended	(Decrease) from	Six Months Ended	(Decrease) from
June 30,	2015 to 2016	June 30,	2015 to 2016
2016	2015	$	%	2016	2015	$	%
Interest income	$220	$18	$202	1122%	$445	$45	$400	889%
Interest expense	$-	$(263)	$(263)	(100)%	$-	$(510)	$(510)	(100)%
Other income (expense), net	$48	$(112)	$160	143%	$94	$343	$(249)	(73)%

Interest income increased by $0.2 million for the three months ended June 30, 2016, as compared to the same period in 2015, due to a larger marketable security balance containing higher yielding securities. Interest expense for the three months ended June 30, 2016, decreased by $0.3 million compared to the same period in 2015, due to repayment in September 2015 of the loan under the Loan and Security Agreement. Other income (expense), net for the three months ended June 30, 2016 increased by $0.2 million due to gain on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Interest income increased by $0.4 million for the six months ended June 30, 2016, as compared to the same period in 2015, due to a larger marketable security balance containing higher yielding securities. Interest expense for the six months ended June 30, 2016, decreased by $0.5 million compared to the same period in 2015, due to repayment in September 2015 of the loan under the Loan and Security Agreement. Other income (expense), net for the six months ended June 30, 2016 decreased by $0.2 million due to a loss on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar, withholding taxes paid in Europe, and lower amount of insurance reimbursement.

Other income (expense), net includes $4.1 million of loss contingency related to the agreement in principle to settle the case entitled In re Dynavax Technologies Securities Litigation. This expense was offset by $4.1 million in other income as the settlement will be paid for by the Company’s insurers. For more information about the Company’s settlement in principal, see Note 4, Commitments and Contingencies, in our Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

As of June 30, 2016, we had $139.0 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities.

During the six months ended June 30, 2016, we used $52.6 million of cash for our operations primarily due to our net loss of $56.0 million, of which $8.0 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. By comparison, during the six months ended June 30, 2015, we used $47.7 million of cash for our operations primarily due to a net loss of $49.8 million, of which $5.2 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first six months of 2016 increased by $4.9 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2016, cash provided by investing activities was $32.1 million compared to $14.3 million for the six months ended June 30, 2015. Cash provided by investing activities during the first six months of 2016 included $37.1 million of net proceeds of marketable securities compared with $15.9 million of net proceeds of marketable securities during the first six months of 2015. Cash used in net purchases of property plant and equipment increased by $3.2 million during the first six months of 2016 compared to the same period in 2015 due to upgrades made to our manufacturing facility.

During the six months ended June 30, 2016 and 2015, cash provided by financing activities was $0.4 million and $20.7 million, respectively. Cash provided by financing activities in the first six months of 2015 included net proceeds of $20.2 million from the issuance of common stock under our November 2014 At Market Issuance Sales Agreement. During the six months ended June 30, 2016, we received proceeds of $0.3 million from employee purchases of our common stock under the 2014 Employee Stock Purchase Plan.

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $139.0 million. The Company determined that it has adequate plans in place regarding the ability to meet anticipated cash needs within one year after the date that these financial statements are issued. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to HBV-23 research and development expense are declining following the last subject visit in October 2015 while costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101, are increasing. We expect overall expenditures to increase as we seek regulatory approval and prepare for commercial launch of HEPLISAV-B at the end of the year. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

We rely on research institutions, contract research organizations, clinical investigators and sales and marketing organizations as well as clinical and commercial material manufacturers. As of June 30, 2016, under the terms of our agreements relating to HEPLISAV-B, we are obligated to make future payments of approximately $11.3 million through 2016. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of June 30, 2016 was $2.6 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of June 30, 2016, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

A hearing on the motion to dismiss the SAC occurred on February 20, 2015. The Court granted the motion with respect to some of the alleged misrepresentations and omissions made by the Company or certain named defendants as well as some of the insider trading claims against certain insiders and denied the motion to dismiss with respect to other alleged misrepresentations and omissions and insider trading claims. The Company filed an answer to the SAC on April 6, 2015. Dynavax has reached an agreement in principle to settle the securities class action. The settlement, which is subject to final documentation as well as court approval, provides for a payment of $4.5 million by the defendants, of which Dynavax is responsible for $4.05 million, and will result in a dismissal and release of all claims against the defendants in connection with the securities class action. The settlement will be paid for by the Company’s insurance carriers.

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

For our lead product, HEPLISAV-B, our BLA has been submitted and is under review. In the U.S., our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program is satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); the results of the November 16, 2016 VRBPAC meeting or other advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 CRL, HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we have conducted a study intended to obtain additional safety data information and have submitted the study results to the FDA, there can be no assurance that this additional clinical study will support approval, or that the data will provide acceptable immunogenicity data for patients with diabetes. The FDA also requested additional data from our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities in our Düsseldorf manufacturing facility (our wholly-owned subsidiary, Dynavax GmbH) with respect to quality assurance of commercial product. We resubmitted our BLA and it is under review, but there can be no assurance that we have successfully produced the requisite data in a manner sufficient for approval in the U.S., and the timing for FDA completion of its review is uncertain.

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

Failure to receive approval or significant delay in being able to provide the safety and manufacturing information required for approval of our BLA for HEPLISAV-B would have a material adverse effect on our business and results of operations. For example, we recently received a request from the FDA for additional information in support of our BLA. We subsequently received a notification from the FDA that it had extended our previously established PDUFA action date, due to the amount of information submitted in response to its request for additional information, by three months to December 15, 2016, to allow it sufficient time to review our BLA. In addition, we recently were informed by the FDA that its VRBPAC will discuss our HEPLISAV-B application at its November 16, 2016 meeting.  If the VRBPAC were to have a negative outcome with respect to HEPLISAV-B, the FDA may decline to approve our product or seek further studies or otherwise delay approval. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for such product.

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

We may seek to introduce certain of our product candidates, including HEPLISAV-B, in various markets outside the U.S. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial burdens on our resources and divert management’s attention from domestic operations. International operations are subject to risk, including:

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

While we have agreed in principle to a settlement of the securities class action, the settlement is still subject to entering into a written settlement agreement and court approval.  There is no guarantee that we will be able to enter into the written settlement agreement.  Similarly, there is a risk that the court will not approve the settlement or that the settlement will be terminated by one of the parties before final court approval.

Accordingly, there can be no assurance that a favorable final outcome will be obtained in these cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of monetary damages or fines not covered by insurance, or we may decide to settle lawsuits on unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $755.7 million as of June 30, 2016. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH (formerly known as Rhein Biotech GmbH). We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

We currently have adequate plans in place to meet our anticipated cash needs through at least the next 12 months based on cash, cash equivalents and marketable securities on hand as well as anticipated revenues and expenditures.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2016, we had 38,497,107 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.1+	Form of Amended and Restated Management Continuity and Severance Agreement of Dynavax Technologies Corporation	10.1	8-K	April 19, 2016	001-34207
10.2+	Amended and Restated 2011 Equity Incentive Plan	99.1	S-8	June 1, 2016	333-211747
10.3+	Amended and Restated 2014 Employee Stock Purchase Plan	99.4	S-8	June 1, 2016	333-211747
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 8, 2016	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2016	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2016	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.1+	Form of Amended and Restated Management Continuity and Severance Agreement of Dynavax Technologies Corporation	10.1	8-K	April 19, 2016	001-34207
10.2+	Amended and Restated 2011 Equity Incentive Plan	99.1	S-8	June 1, 2016	333-211747
10.3+	Amended and Restated 2014 Employee Stock Purchase Plan	99.4	S-8	June 1, 2016	333-211747
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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