Form 10-Q
period 2016-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2016-11-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 1, 2016, the registrant had outstanding 38,527,660 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$23,021	$44,812
Marketable securities available-for-sale	86,530	151,313
Accounts and other receivables	2,290	1,394
Prepaid expenses and other current assets	5,673	2,427
Total current assets	117,514	199,946
Property and equipment, net	18,739	13,804
Goodwill	2,100	2,043
Restricted cash	615	609
Other assets	330	231
Total assets	$139,298	$216,633
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,795	$3,433
Accrued research and development	4,702	7,361
Accrued liabilities	21,988	15,337
Deferred revenues	-	2,654
Total current liabilities	30,485	28,785
Other long-term liabilities	541	769
Total liabilities	31,026	29,554
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock: $0.001 par value; 69,500 shares authorized at September 30, 2016 and December 31, 2015; 38,526 and 38,446 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	39	38
Additional paid-in capital	901,075	889,698
Accumulated other comprehensive loss	(2,412)	(2,930)
Accumulated deficit	(790,430)	(699,727)
Total stockholders’ equity	108,272	187,079
Total liabilities and stockholders’ equity	$139,298	$216,633

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Collaboration revenue	$-	$829	$2,578	$2,230
Grant revenue	162	359	289	608
Service and license revenue	-	-	884	527
Total revenues	162	1,188	3,751	3,365
Operating expenses:
Research and development	23,234	24,105	66,051	66,011
General and administrative	11,766	5,524	29,086	15,481
Total operating expenses	35,000	29,629	95,137	81,492
Loss from operations	(34,838)	(28,441)	(91,386)	(78,127)
Other income (expense):
Interest income	170	33	615	78
Interest expense	-	(62)	-	(572)
Other (expense) income, net	(26)	17	68	360
Loss on extinguishment of debt	-	(1,671)	-	(1,671)
Net loss	$(34,694)	$(30,124)	$(90,703)	$(79,932)
Basic and diluted net loss per share	$(0.90)	$(0.82)	$(2.36)	$(2.43)
Weighted average shares used to compute basic and diluted net loss per share	38,512	36,532	38,493	32,880

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(34,694)	$(30,124)	$(90,703)	$(79,932)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities available-for-sale	(61)	5	7	4
Cumulative foreign currency translation adjustments	208	162	511	(895)
Total other comprehensive income (loss)	147	167	518	(891)
Total comprehensive loss	$(34,547)	$(29,957)	$(90,185)	$(80,823)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(90,703)	$(79,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,574	958
Accretion of discounts and amortization of premiums on marketable securities	155	476
Accretion of debt discount related to debt financing	-	(115)
Cash-settled portion of stock-based compensation expense	602	387
Stock compensation expense	10,030	6,502
Loss on extinguishment of debt	-	1,671
Changes in operating assets and liabilities:
Accounts and other receivables	(896)	(436)
Prepaid expenses and other current assets	804	1,569
Restricted cash and other assets	(99)	(211)
Accounts payable	704	273
Accrued liabilities and other long term liabilities	(286)	364
Deferred revenues	(2,654)	(2,219)
Net cash used in operating activities	(80,769)	(70,713)
Investing activities
Purchases of marketable securities	(122,027)	(127,918)
Proceeds from maturities of marketable securities	186,670	82,920
Purchases of property and equipment, net	(6,516)	(4,246)
Net cash provided by (used in) investing activities	58,127	(49,244)
Financing activities
Proceeds from issuance of common stock, net	-	183,899
Payment of debt	-	(10,990)
Proceeds from exercise of stock options and restricted stock awards	131	237
Proceeds from exercise of warrants	-	222
Proceeds from Employee Stock Purchase Plan	616	291
Net cash provided by financing activities	747	173,659
Effect of exchange rate changes on cash and cash equivalents	104	(182)
Net (decrease) increase in cash and cash equivalents	(21,791)	53,520
Cash and cash equivalents at beginning of period	44,812	49,511
Cash and cash equivalents at end of period	$23,021	$103,031
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$720
Accrual for litigation settlement and insurance recovery	$4,050	$-
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$1,160	$171
Net change in unrealized gain on marketable securities	$7	$4

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

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $109.6 million. We have determined that we have adequate plans in place regarding the ability to meet anticipated cash needs within one year after the date of these financial statements.

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

Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through September 30, 2016.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This Accounting Standards Update (“ASU”) is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods), with early application permitted. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 "Revenue From Contracts With Customers: Principal vs. Agent Considerations," ASU 2016-10 "Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing," and ASU 2016-12 "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," respectively. The Company is currently evaluating the impact of the provisions of ASC 606 on its financial statements.

Accounting Standards Update 2014-15

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to make the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company believes that the adoption of ASU 2014-15 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

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

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early application permitted. The Company believes that the adoption of ASU 2016-09 will not have a material impact on its financial position, results of operations, cash flows, or disclosures.

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU No. 2016-13: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets held. The ASU is effective for annual periods beginning after December 15, 2019 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted beginning in the first quarter of 2019. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-15

In August 2016, the FASB issued ASU 2016-15: Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash flow, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2016
Money market funds	$19,637	$-	$-	$19,637
U.S. Treasuries	-	6,527	-	6,527
U.S. Government agency securities	-	48,870	-	48,870
Corporate debt securities	-	32,133	-	32,133
Total	$19,637	$87,530	$-	$107,167

	Level 1	Level 2	Level 3	Total
December 31, 2015
Money market funds	$21,193	$-	$-	$21,193
U.S. Government agency securities	-	17,622	-	17,622
Corporate debt securities	-	152,749		152,749
Total	$21,193	$170,371	$-	$191,564

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016.

3. Cash, cash equivalents and marketable securities

The following is a summary of cash, cash equivalents and marketable securities available-for-sale as of September 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2016
Cash and cash equivalents:
Cash	$2,384	$-	$-	$2,384
Money market funds	19,637	-	-	19,637
Corporate debt securities	1,000	-	-	1,000
Total cash and cash equivalents	23,021	-	-	23,021
Marketable securities available-for-sale:
U.S. Treasuries	6,522	4	-	6,526
U.S. Government agency securities	48,845	25	-	48,870
Corporate debt securities	31,144	5	(15)	31,134
Total marketable securities available-for-sale	86,511	34	(15)	86,530
Total cash, cash equivalents and marketable securities	$109,532	$34	$(15)	$109,551
December 31, 2015
Cash and cash equivalents:
Cash	$4,561	$-	$-	$4,561
Money market funds	21,193	-	-	21,193
Corporate debt securities	19,052	7	(1)	19,058
Total cash and cash equivalents	44,806	7	(1)	44,812
Marketable securities available-for-sale:
U.S. Government agency securities	17,628	-	(6)	17,622
Corporate debt securities	133,679	71	(59)	133,691
Total marketable securities available-for-sale	151,307	71	(65)	151,313
Total cash, cash equivalents and marketable securities	$196,113	$78	$(66)	$196,125

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2016
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$86,511	$86,530
Mature after one year through two years	-	-
	$86,511	$86,530

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

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

Total net rent expense related to our operating leases for three month periods ended September 30, 2016 and 2015, was $0.6 million and $0.5 million, respectively. Total net rent expense related to our operating leases for the nine month periods ended September 30, 2016 and 2015, was $1.6 million and $1.5 million, respectively. Deferred rent was $0.4 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2016, excluding payments from sublease agreements, are as follows (in thousands):

Years ending December 31,
2016 (remaining)	$642
2017	2,589
2018	1,520
2019	667
2020	673
Thereafter	1,143
Total	$7,234

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

We rely on and have entered into agreements with research institutions, contract research organizations, clinical investigators and sales and marketing organizations as well as clinical and commercial material manufacturers. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

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

On September 7, 2016, Dynavax entered into a Stipulation of Settlement to settle the case entitled In re Dynavax Technologies Securities Litigation. The settlement, which is subject to final court approval, provides for a payment of $4.1 million by Dynavax and will result in a dismissal and release of all claims against all defendants, including the Company. The settlement will be paid for by the Company’s insurers. On October 17, 2016, the court preliminarily approved the settlement and set a hearing date for final approval of February 3, 2017. Based on our assessment that the loss is both probable and reasonably estimable, the Company recorded an accrual of $4.1 million reflected in accrued liabilities on the attached condensed consolidated balance sheets. The Company does not expect any significant additional charges related to this matter. In addition, we record anticipated recoveries under existing insurance contracts when recovery is assured. As the settlement will be paid by our insurers, we have recorded a current asset in the amount of $4.1 million reflected in prepaid expenses and other current assets on the attached condensed consolidated balance sheets. Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Use of Estimates in Note 1.

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

In January 2016, we amended our agreement with AstraZeneca whereby AstraZeneca will conduct the Phase 2a safety and efficacy trial of AZD1419 in patients with asthma that originally was to be conducted by Dynavax. Under the terms of the January 2016 amendment, the $8.0 million payment received in December 2014, which was also deferred and was being recognized as research and development expenses were incurred, will be returned to AstraZeneca or applied to future milestone payments that may be earned by us under the agreement, net of amounts we recognized as development work that was performed. We therefore revised the estimated remaining period of performance of development from June 2018 to September 2016. The remaining balance as of December 31, 2015 related to deferred payments of $5.4 million, received in the first quarter of 2014, and $3.0 million, received in 2011, are nonrefundable and were being recognized starting in January 2016 over the estimated remaining period of performance of development work through September 2016. In December 2015, we reclassified $7.4 million of the $8.0 million payment from deferred revenue to a current liability. As of September 30, 2016, the current liability related to the payment was $7.4 million on the accompanying condensed consolidated balance sheets.

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

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Initial payment	$-	$60	$521	$186
Subsequent payment	-	223	1,953	697
Performance of research activities	-	546	104	1,347
Total	$-	$829	$2,578	$2,230

As of September 30, 2016 no deferred revenue from the initial payment, subsequent payment and development funding payments remained. Total deferred revenue from these payments as of December 31, 2015 was $2.7 million.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

National Institutes of Health (“NIH”) and Other Funding

We have been awarded various grants from the NIH and the NIH’s National Institute of Allergy and Infectious Disease (“NIAID”) in order to fund research. The awards are related to specific research objectives and we earn revenue as the related research expenses are incurred. We have earned revenue during the three and nine month periods ended September 30, 2016 and 2015 from the following awards:

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

The following table summarizes the revenues recognized under the various arrangements with the NIH (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NIH contracts	$162	$359	$289	$608
Total grant revenue	$162	$359	$289	$608

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by us, outstanding options and stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options and stock awards totaling approximately 4,680,000 and 2,990,000 shares of common stock as of September 30, 2016 and 2015, respectively, were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015, because the effect of their inclusion would have been anti-dilutive. For periods in which the Company has a net loss and no instruments are determined to be dilutive, such as the three and nine months ended September 30, 2016 and 2015, basic and diluted net loss per share are the same.

7. Common Stock

Common Stock Outstanding

As of September 30, 2016, there were 38,526,254 shares of our common stock outstanding.

On November 12, 2015, we entered into an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) with Cowen under which we could offer and sell our common stock from time to time up to aggregate sales proceeds of $90 million through Cowen as our sales agent. As of September 30, 2016, we have sold no shares of common stock under the 2015 ATM Agreement.

8. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the nine months ended September 30, 2016 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	2,891	$23.34
Options granted	1,351	19.95
Options exercised	(16)	13.81
Options cancelled:
Options forfeited (unvested)	(36)	19.22
Options cancelled (vested)	(54)	42.90
Balance at September 30, 2016	4,136	22.06	6.76	$182
Vested and expected to vest at September 30, 2016	4,098	22.10	6.74	$182
Exercisable at September 30, 2016	1,755	25.70	5.30	$182

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2016 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2015	195	$17.52
Granted	387	$21.35
Vested	(26)	$15.59
Forfeited or expired	(13)	$20.33
Non-vested as of September 30, 2016	543	$20.28

The aggregate intrinsic value of the restricted stock units outstanding as of September 30, 2016, based on our stock price on that date, was $5.7 million.

As of September 30, 2016, approximately 200,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding. Vesting criteria for these performance-based awards have not been met as of September 30, 2016.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Weighted-average fair value	$8.90	$17.63	$9.67	$13.23	$7.86	$9.18
Risk-free interest rate	1.1%	1.7%	1.4%	1.7%	0.6%	0.4%
Expected life (in years)	4.5	5.8	4.9	5.9	1.2	1.2
Volatility	0.7	0.7	0.7	0.7	0.6	0.6

We recognized stock-based compensation expense of $3.7 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively. We recognized stock-based compensation expense of $10.0 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively. The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$1,639	$1,232	$4,490	$2,985
General and administrative	2,022	1,398	5,540	3,517
Total	$3,661	$2,630	$10,030	$6,502

As of September 30, 2016, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $24.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years. Additionally, as of September 30, 2016, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $7.2 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). As of September 30, 2016, employees have acquired 45,547 shares of our common stock under the Purchase Plan and 182,474 shares of our common stock remained available for future purchases under the Purchase Plan.

9. Subsequent Events

On October 26, 2016, Dynavax entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with one or more funds of Deerfield Management Company, L.P. (collectively, the “Purchasers”) and one such fund, as collateral agent, pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, an aggregate of $100.0 million principal amount of the Company’s senior secured notes (the “Notes”) for an aggregate purchase price of $100.0 million. The closing of the sale and purchase of the Notes is expected to occur after the Company receives U.S. Food and Drug Administration (“FDA”) approval for the sale and marketing of HEPLISAV-B and certain other closing conditions are satisfied (the date of such closing, the “Purchase Date”). The Company expects to use the proceeds of the Notes for general corporate purposes, including the commercialization of HEPLISAV-B. The outstanding principal amount of the Notes will accrue interest at a rate equal to 10.375% per annum. The Notes will mature on the fifth anniversary of the Purchase Date, unless earlier prepaid or repurchased. The Company’s obligations under the Notes and the Note Purchase Agreement will be required to be guaranteed by certain of the Company’s future subsidiaries and will be secured by a perfected security interest in substantially all of the assets of the Company and any future subsidiary guarantors, subject to customary permitted liens and other agreed upon exceptions.

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

In March 2016, the FDA accepted for review the Biologics License Application (“BLA”) for HEPLISAV-B. The Prescription Drug User Fee Act (“PDUFA”) action date is December 15, 2016. We are working with the FDA to resolve remaining questions regarding the BLA in order to enable the FDA to complete its review by the PDUFA action date. If HEPLISAV-B is approved by the scheduled PDUFA action date of December 15, 2016, we expect to launch the product in the first quarter of 2017.

Our lead cancer immunotherapy candidate is SD-101, a C Class CpG TLR9 agonist that was selected for characteristics optimal for treatment of cancer, including high interferon induction. Our SD-101 clinical program is intended to assess the preliminary efficacy of SD-101 in a range of tumors and in combination with a range of treatments. Several Phase 1/2 clinical trials are ongoing or planned.

Our most advanced inflammatory disease candidate is AZD1419, which is partnered with AstraZeneca AB (“AstraZeneca”). AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms. We currently expect AstraZeneca to initiate a Phase 2 trial in the fourth quarter of 2016.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $790.4 million as of September 30, 2016. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to our HEPLISAV-B clinical trial, HBV-23, are declining following the last subject visit in October 2015 while costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101 and our other cancer immunotherapeutic research and development programs, are increasing. We expect overall expenditures to increase as we seek regulatory approval and prepare for commercial launch of HEPLISAV-B. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our condensed consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2015 to 2016		September 30,		2015 to 2016
Revenues:	2016	2015	$	%	2016	2015	$	%
Collaboration revenue	$-	$829	$(829)	(100)%	$2,578	$2,230	$348	16%
Grant revenue	162	359	(197)	(55)%	289	608	(319)	(52)%
Service and license revenue	-	-	-	-%	884	527	357	68%
Total revenues	$162	$1,188	$(1,026)	(86)%	$3,751	$3,365	$386	11%

Total revenues for the three months ended September 30, 2016 decreased by $1.0 million, or 86%, as compared to the same period in 2015. Collaboration revenue decreased by $0.8 million due to the conclusion of our work under the research collaboration and license agreement with AstraZeneca for the clinical development of AZD1419. Grant revenue decreased by $0.2 million due to expiration of various contracts with the National Institute of Health in 2015.

Total revenues for the nine months ended September 30, 2016 increased by $0.4 million, or 11%, as compared to the same period in 2015. Collaboration revenue increased by $0.3 million due to revision of the performance period, from June 2018 to September 2016, related to payments previously made to us, in the amount of $5.4 million, received in 2014, and $3.0 million, received in 2011, by AstraZeneca under the research collaboration and license agreement for the clinical development of AZD1419. Service and license revenue increased by $0.4 million due to revenue received from manufacturing services performed on behalf of a third party. Grant revenue decreased by $0.3 million due to expiration of various contracts with the National Institute of Health in 2015.

Research and Development Expense

Research and development expense consists primarily of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the nine months ended September 30, 2016 and 2015, approximately 69% and 81%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our lead product candidate, HEPLISAV-B. The remainder of our research and development expense results primarily from earlier-stage programs.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2015 to 2016		September 30,		2015 to 2016
Research and Development:	2016	2015	$	%	2016	2015	$	%
Compensation and related personnel costs	$9,313	$7,416	$1,897	26%	$27,675	$21,876	$5,799	27%
Outside services	9,653	13,459	(3,806)	(28)%	26,334	35,768	(9,434)	(26)%
Facility costs	2,629	1,998	631	32%	7,552	5,382	2,170	40%
Non-cash stock-based compensation	1,639	1,232	407	33%	4,490	2,985	1,505	50%
Total research and development	$23,234	$24,105	$(871)	(4)%	$66,051	$66,011	$40	0%

Research and development expense for the three months ended September 30, 2016, decreased by $0.9 million, or 4%, as compared to the same period in 2015. Compensation and related personnel costs increased by $1.9 million and non-cash stock-based compensation increased by $0.4 million due to an overall increase in employee headcount in preparation for the anticipated approval of HEPLISAV-B and recognition of expense related to share-based awards granted to employees in 2015 and 2016. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, increased $0.6 million primarily due to an overall increase in employee headcount. Outside services expense decreased by $3.8 million primarily due to lower activity related to completion of HBV-23 in October 2015. Although costs relating to HBV-23 are declining, costs relating to seeking regulatory approval, preparation for commercialization of HEPLISAV-B, which include manufacturing activities, and the ongoing development of SD-101, are increasing.

Research and development expense for the nine months ended September 30, 2016, was flat compared to the same period in 2015. Compensation and related personnel costs increased by $5.8 million and non-cash stock-based compensation increased by $1.5 million due to an overall increase in employee headcount in preparation for the anticipated approval of HEPLISAV-B and recognition of expense related to share-based awards granted to employees in 2015 and during the first nine months of 2016. Outside services expense decreased by $9.4 million primarily due to lower activity related to completion of HBV-23 in October 2015. Although costs relating to HBV-23 are declining, costs relating to seeking regulatory approval, preparation for commercialization of HEPLISAV-B and the ongoing development of SD-101, are increasing. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, increased $2.2 million primarily due to an overall increase in employee headcount.

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

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2015 to 2016		September 30,		2015 to 2016
General and Administrative:	2016	2015	$	%	2016	2015	$	%
Compensation and related personnel costs	$3,446	$2,180	$1,266	58%	$9,859	$6,203	$3,656	59%
Outside services	5,439	1,443	3,996	277%	11,164	3,870	7,294	188%
Legal costs	561	239	322	135%	1,735	1,254	481	38%
Facility costs	298	264	34	13%	788	637	151	24%
Non-cash stock-based compensation	2,022	1,398	624	45%	5,540	3,517	2,023	58%
Total general and administrative	$11,766	$5,524	$6,242	113%	$29,086	$15,481	$13,605	88%

General and administrative expenses for the three months ended September 30, 2016, increased by $6.2 million, or 113%, compared to the same period in 2015. Compensation and related personnel costs increased by $1.3 million due to an overall increase in employee headcount in preparation for the anticipated commercial launch of HEPLISAV-B in the United States. General and administrative expenses are expected to continue to increase as we prepare for the commercial launch of HEPLISAV-B with continued infrastructure spending related primarily to implementation of information technology systems and commercial development. Non-cash stock-based compensation increased by $0.6 million due to increased annual stock option grants in 2016. Outside services increased by $4.0 million due to expenses related to obtaining a debt financing commitment and retention of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B.

General and administrative expenses for the nine months ended September 30, 2016, increased by $13.6 million, or 88%, compared to the same period in 2015. Compensation and related personnel costs increased by $3.7 million due to an overall increase in employee headcount in preparation for the anticipated commercial launch of HEPLISAV-B in the United States. General and administrative expenses are expected to continue to increase as we prepare for the commercial launch of HEPLISAV-B with continued infrastructure spending related primarily to implementation of information technology systems and commercial development. Non-cash stock-based compensation increased by $2.0 million due to increased annual stock option grants in 2016 and nine months of expense related to 2015 annual option grants recognized in 2016. Outside services increased by $7.3 million due to expenses related to obtaining a debt financing commitment and retention of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B.

Interest Income, Interest Expense, Other (Expense) Income, Net and Loss on Extinguishment of Debt

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense for the three and nine months ended September 30, 2015 includes interest expense related to the Loan and Security Agreement (“Loan Agreement”) entered into with Hercules Technology Growth Capital, Inc (“Hercules”) in December 2014. In September 2015, the debt was fully repaid. Other (expense) income, net includes gains and losses on foreign currency transactions. The following is a summary of our interest income, interest expense, and other (expense) income, net and loss on extinguishment of debt (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2015 to 2016		September 30,		2015 to 2016
	2016	2015	$	%	2016	2015	$	%
Interest income	$170	$33	$137	415%	$615	$78	$537	688%
Interest expense	$-	$(62)	$(62)	(100)%	$-	$(572)	$(572)	(100)%
Other (expense) income, net	$(26)	$17	$(43)	(253)%	$68	$360	$(292)	(81)%
Loss on extinguishment of debt	$-	$(1,671)	$(1,671)	(100)%	$-	$(1,671)	$(1,671)	(100)%

Interest income increased by $0.1 million for the three months ended September 30, 2016, as compared to the same period in 2015, due to a marketable security balance containing higher yielding securities. Interest expense for the three months ended September 30, 2016, decreased by $0.1 million compared to the same period in 2015, due to repayment in September 2015 of the loan under the Loan Agreement.

Interest income increased by $0.5 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due to a marketable security balance containing higher yielding securities. Interest expense for the nine months ended September 30, 2016, decreased by $0.6 million compared to the same period in 2015, due to repayment in September 2015 of the loan under the Loan Agreement. Other (expense) income, net for the nine months ended September 30, 2016 decreased by $0.3 million due to a loss on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar, withholding taxes paid in Europe, and lower amount of insurance reimbursement.

Other (expense) income, net includes $4.1 million of loss contingency related to the agreement to settle the case entitled In re Dynavax Technologies Securities Litigation. This expense was offset by $4.1 million in other income as the settlement will be paid for by the Company’s insurers. For more information about the Company’s settlement, see Note 4, Commitments and Contingencies, in our Notes to Condensed Consolidated Financial Statements.

In September 2015, we recognized a one-time loss on extinguishment of debt of $1.7 million related to the early repayment of the outstanding loan from Hercules.

Liquidity and Capital Resources

As of September 30, 2016, we had $109.6 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities.

In October 2016, Dynavax entered into a Note Purchase Agreement with one or more funds of Deerfield Management Company, L.P., pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, an aggregate of $100.0 million principal amount of the Company’s senior secured notes for an aggregate purchase price of $100.0 million. The closing of the sale and purchase of the senior secured notes is expected to occur after the Company receives FDA approval for the sale and marketing of HEPLISAV-B and certain other closing conditions are satisfied. The Company expects to use the proceeds of the notes for general corporate purposes, including the commercialization of HEPLISAV-B.

During the nine months ended September 30, 2016, we used $80.8 million of cash for our operations primarily due to our net loss of $90.7 million, of which $12.4 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. By comparison, during the nine months ended September 30, 2015, we used $70.7 million of cash for our operations primarily due to a net loss of $79.9 million, of which $9.9 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first nine months of 2016 increased by $10.1 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2016, net cash provided by investing activities was $58.1 million compared to $49.2 million of cash used in investing activities for the nine months ended September 30, 2015. Cash provided by investing activities during the first nine months of 2016 included $64.6 million of net proceeds of marketable securities compared with $45.0 million of net purchases of marketable securities during the first nine months of 2015. Cash used in net purchases of property plant and equipment increased by $2.3 million during the first nine months of 2016 compared to the same period in 2015 primarily due to upgrades made to our manufacturing facility.

During the nine months ended September 30, 2016 and 2015, net cash provided by financing activities was $0.7 million and $173.7 million, respectively. Cash provided by financing activities in the first nine months of 2015 included net proceeds of $134.9 million from a public offering and net proceeds of $49.0 million from the issuance of common stock under our November 2014 At Market Issuance Sales Agreement. During the nine months ended September 30, 2016, we received proceeds of $0.7 million from exercises of options as well as employee purchases of our common stock under the 2014 Employee Stock Purchase Plan.

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2016, we had cash, cash equivalents and marketable securities of $109.6 million. We have determined that we have adequate plans in place regarding the ability to meet anticipated cash needs within one year after the date of these financial statements. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly HEPLISAV-B and our investigational cancer immunotherapeutic product candidate, SD-101, human clinical trials for our other product candidates and additional applications and advancement of our technology. Costs relating to HBV-23 research and development expense are declining following the last subject visit in October 2015 while costs relating to seeking regulatory approval and preparing for the anticipated commercial launch of HEPLISAV-B in the United States, as well as costs related to the ongoing development of SD-101, are increasing. We expect overall expenditures to increase as we seek regulatory approval and prepare for commercial launch of HEPLISAV-B. In order to continue these activities, we may need to raise additional funds. This may occur through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold the HEPLISAV-B program or other development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

We rely on and have entered into agreements with research institutions, contract research organizations, clinical investigators and sales and marketing organizations as well as clinical and commercial material manufacturers. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our unrealized loss or gain on investments would be $0.6 million or $0.8 million, respectively.

Due to the short duration and conservative nature of our cash equivalents and marketable securities, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of September 30, 2016 was $2.4 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of September 30, 2016, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

From time to time in the ordinary course of business, Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations.

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

A hearing on the motion to dismiss the SAC occurred on February 20, 2015. The Court granted the motion with respect to some of the alleged misrepresentations and omissions made by the Company or certain named defendants as well as some of the insider trading claims against certain insiders and denied the motion to dismiss with respect to other alleged misrepresentations and omissions and insider trading claims. The Company filed an answer to the SAC on April 6, 2015. On September 7, 2016, the parties signed the Stipulation of Settlement, which provides for a payment of $4.5 million by the defendants, of which Dynavax is responsible for $4.1 million, and will result in a dismissal and release of all claims against the defendants in connection with the securities class action, upon final court approval. The settlement will be paid for by the Company’s insurance carriers. On October 17, 2016, the Court preliminarily approved the settlement and set a hearing for final approval for February 3, 2017.

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

For our lead product, HEPLISAV-B, our BLA has been submitted and is under review. In the U.S., our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program are satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); the results of an advisory committee that may recommend against approval of our BLA or may recommend that the FDA or other agencies require, as a condition for approval, additional preclinical studies or clinical trials; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our 2013 Complete Response Letter (“CRL”), HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we have conducted a study intended to obtain additional safety data information and have submitted the study results to the FDA, there can be no assurance that this additional clinical study will support approval, or that the data will provide acceptable immunogenicity data for patients with diabetes. In our 2013 CRL, the FDA also requested additional data from our manufacturing process validation program as well as clarifying information on the manufacturing controls and facilities in our Düsseldorf manufacturing facility (our wholly-owned subsidiary, Dynavax GmbH) with respect to quality assurance of commercial product. We resubmitted our BLA and it is under review, but there can be no assurance that we have successfully produced the requisite data in a manner sufficient for approval in the U.S., and the timing for FDA completion of its review is uncertain.

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

Failure to receive approval or significant delay in obtaining an FDA decision on whether to approve our BLA for HEPLISAV-B would have a material adverse effect on our business and results of operations. For example, following filing of the BLA we received a request from the FDA for additional information and subsequently received a notification from the FDA that it had extended our previously established PDUFA action date, due to the amount of information submitted in response to its request for additional information, by three months to December 15, 2016. In connection with its review of the BLA, the FDA has sent the company additional requests for information, and we have provided responses. The FDA could determine that our responses require more time to complete the review of the BLA and the FDA could thus further delay the PDUFA date, or it could determine that the responses are not sufficient to support approval of the BLA. Even if approved, the labeling approved by the relevant regulatory authority for a product may restrict how and to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for such product.

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

If any products we develop are not accepted by the market or if regulatory agencies limit our labeling indications, require labeling content that diminishes market uptake of our products or limits our marketing claims, we may be unable to generate significant revenues, if any.

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

While we have agreed to a settlement of the securities class action, the settlement is subject to final court approval. There is no guarantee that the court will provide final approval of the settlement or that the settlement will not be terminated by one of the parties before final court approval.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $790.4 million as of September 30, 2016. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH (formerly known as Rhein Biotech GmbH). We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our addition of infrastructure and operations to support further development and regulatory approval of HEPLISAV-B.

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

If we are unable to generate significant revenues or achieve profitability, we will require substantial additional capital to continue development of our product candidates and if our most advanced candidate, HEPLISAV-B, is approved, to commence sales and marketing activities. Our recent note purchase arrangement with Deerfield includes certain conditions, including requirements with respect to the nature and scope of FDA approval of HEPLISAV-B, if obtained, in order for us to be able to receive the $100 million funding contemplated under the Deerfield arrangement.

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

The cash requirements of our current operations will be significantly impacted by the FDA decision whether to approve HEPLISAV-B in December 2016. Specifically, while we have current funds for the next twelve months based on our existing operational plans, cash, cash equivalents and marketable securities on hand, we expect that even if we receive approval, we will likely require additional capital following FDA approval. If we cannot meet the closing conditions of the Deerfield financing, we would be required to raise cash in order to launch the product. In addition, if the FDA delays its decision on the HEPLISAV-B BLA or issues a Complete Response Letter, we will likely be required to raise additional funds.

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

Two of our potential competitors, Merck and GSK, are exclusive licensees of broad patents covering methods of production of rHBsAg, a component of HEPLISAV-B. In addition, the Institut Pasteur also owns or has exclusive licenses to patents relating to aspects of production of rHBsAg in the U.S. While some of these patents have expired or will soon expire outside the U.S., they remain in force in the U.S. To the extent we are able to commercialize HEPLISAV-B in the U.S. while these patents remain in force, Merck, GSK or their respective licensors or the Institut Pasteur may bring claims against us.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future, to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•

progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and BLA filing and communications, from the FDA or other regulatory agencies, including a decision by the FDA not to have an advisory committee meeting for HEPLISAV-B and its anticipated decision following its review of our BLA for HEPLISAV-B, which is expected by the PDUFA action date on December 15, 2016;

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2016, we had 38,526,254 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Future sales of our common stock, including pursuant to our 2015 ATM Agreement with Cowen, would cause immediate dilution and adversely affect the market price of our common stock. In addition, under the universal shelf registration statement filed by us in November 2015, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 7, 2016	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2016	By:	/s/ DAVID JOHNSON
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