Form 10-Q
period 2017-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2017-05-08
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 3, 2017, the registrant had outstanding 48,793,574 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$21,472	$24,289
Marketable securities available-for-sale	63,884	57,126
Accounts and other receivables	1,465	1,342
Prepaid expenses and other current assets	2,831	6,842
Total current assets	89,652	89,599
Property and equipment, net	16,633	17,174
Goodwill	2,001	1,971
Restricted cash	605	602
Other assets	1,241	334
Total assets	$110,132	$109,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,466	$3,796
Accrued research and development	4,305	5,048
Accrued liabilities	6,607	11,192
Total current liabilities	12,378	20,036
Other long-term liabilities	358	443
Total liabilities	12,736	20,479
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock: $0.001 par value; 69,500 shares authorized at March 31, 2017 and December 31, 2016; 45,448 and 38,599 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	45	39
Additional paid-in capital	938,159	904,957
Accumulated other comprehensive loss	(3,350)	(3,624)
Accumulated deficit	(837,458)	(812,171)
Total stockholders’ equity	97,396	89,201
Total liabilities and stockholders’ equity	$110,132	$109,680

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Collaboration revenue	$-	$895
Grant revenue	148	39
Service and license revenue	-	8
Total revenues	148	942
Operating expenses:
Research and development	16,345	20,067
General and administrative	6,472	8,169
Restructuring	2,783	-
Total operating expenses	25,600	28,236
Loss from operations	(25,452)	(27,294)
Other income:
Interest income	145	225
Other income, net	20	46
Net loss	$(25,287)	$(27,023)
Basic and diluted net loss per share	$(0.60)	$(0.70)
Weighted average shares used to compute basic and diluted net loss per share	41,830	38,472

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(25,287)	$(27,023)
Other comprehensive income:
Unrealized (loss) gain on marketable securities available-for-sale	(29)	109
Cumulative foreign currency translation adjustments	303	686
Total other comprehensive income	274	795
Total comprehensive loss	$(25,013)	$(26,228)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(25,287)	$(27,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	789	402
Gain on disposal of property and equipment	(21)	-
Accretion of discounts and amortization of premiums on marketable securities	(10)	75
Cash-settled portion of stock-based compensation expense	-	328
Stock compensation expense	3,821	3,244
Changes in operating assets and liabilities:
Accounts and other receivables	(123)	230
Prepaid expenses and other current assets	(39)	(301)
Restricted cash and other assets	(907)	(36)
Accounts payable	(2,110)	658
Accrued liabilities and other long term liabilities	(1,363)	(3,816)
Deferred revenues	-	(895)
Net cash used in operating activities	(25,250)	(27,134)
Investing activities
Purchases of marketable securities	(44,652)	(61,057)
Proceeds from maturities of marketable securities	37,875	84,420
Purchases of property and equipment, net	(234)	(2,611)
Net cash (used in) provided by investing activities	(7,011)	20,752
Financing activities
Proceeds from issuance of common stock, net	29,535	-
(Tax withholding) proceeds from exercise of stock options and restricted stock awards, net	(303)	75
Proceeds from Employee Stock Purchase Plan	155	261
Net cash provided by financing activities	29,387	336
Effect of exchange rate changes on cash and cash equivalents	57	92
Net decrease in cash and cash equivalents	(2,817)	(5,954)
Cash and cash equivalents at beginning of period	24,289	44,812
Cash and cash equivalents at end of period	$21,472	$38,858
Supplemental disclosure of cash flow information
Release of accrual for litigation settlement and insurance recovery (Note 4)	$4,050	$-
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$-	$1,154
Net change in unrealized (loss) gain on marketable securities	$(29)	$109

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiary, Dynavax GmbH. All significant intercompany accounts and transactions among these entities have been eliminated from the condensed consolidated financial statements. We operate in one business segment: the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

We have incurred significant operating losses and negative cash flows from operations since our inception. In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the FDA review and approval process. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other long term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent.

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $85.4 million (including $29.5 million in net proceeds from the 2015 At Market Issuance Sales Agreement (the “2015 ATM Agreement”)) and we used $25.3 million of cash in operating activities during the first quarter of 2017. We have evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued.

We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly SD-101 and DV281, our lead investigational cancer immunotherapeutic product candidates, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue our development activities and if HEPLISAV-B is approved, we will need additional funding or a partnership to enable commercialization. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management’s estimates are based on historical information available as of the date of the condensed consolidated financial statements and various other assumptions we believe are reasonable under the circumstances. Actual results could differ materially from these estimates.

Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March 31, 2017, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue Recognition

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, we identify the deliverables included within the arrangement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate our research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities through March 31, 2017.

Restructuring

Restructuring costs are comprised of severance costs related to workforce reductions. We recognize restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods), with early application permitted. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 "Revenue From Contracts With Customers: Principal vs. Agent Considerations," ASU 2016-10 "Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing," and ASU 2016-12 "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," respectively. We are currently evaluating the impact (if any) this guidance will have on our consolidated financial statements. We anticipate adoption of ASC 606 using the modified retrospective method with a cumulative catch-up adjustment to the opening balance sheet of retained earnings at the effective date, during the first quarter of 2018. We will continue to review variable consideration, potential disclosures, and the method of adoption in order to complete the evaluation of the impact on the consolidated financial statements. In addition, we will continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact the current conclusions.

Accounting Standards Update 2015-17

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Subtopic 740): Balance Sheet Classification of Deferred Taxes. The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. Therefore, we have adopted this new standard as of January 1, 2017. The adoption of this standard did not have a material impact on our condensed consolidated financial statements as of March 31, 2017.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires companies to recognize lease right-of-use assets and lease liabilities by lessees for all operating leases with lease terms greater than 12 months. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis, and will be effective for us starting in the first quarter of fiscal 2019 with early application permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and believe the adoption will modify our analyses and disclosures of lease agreements.

Accounting Standards Update 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and other (Topic 350), which simplifies the test for goodwill impairment by eliminating a previously required step. We will adopt the standard effective January 1, 2020. The adoption is not expected to have a material impact on our consolidated financial statements.

2. Fair Value Measurements

We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2017
Money market funds	$17,312	$-	$-	$17,312
U.S. Treasuries	-	6,799	-	6,799
U.S. government agency securities	-	23,456	-	23,456
Corporate debt securities	-	35,629	-	35,629
Total	$17,312	$65,884	$-	$83,196

	Level 1	Level 2	Level 3	Total
December 31, 2016
Money market funds	$18,981	$-	$-	$18,981
U.S. Treasuries	-	3,499	-	3,499
U.S. government agency securities	-	30,437	-	30,437
Corporate debt securities	-	24,941	-	24,941
Total	$18,981	$58,877	$-	$77,858

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.

3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2017
Cash and cash equivalents:
Cash	$2,160	$-	$-	$2,160
Money market funds	17,312	-	-	17,312
Corporate debt securities	2,001	-	(1)	2,000
Total cash and cash equivalents	21,473	-	(1)	21,472
Marketable securities available-for-sale:
U.S. Treasuries	6,807	-	(8)	6,799
U.S. government agency securities	23,465	1	(10)	23,456
Corporate debt securities	33,637	2	(10)	33,629
Total marketable securities available-for-sale	63,909	3	(28)	63,884
Total cash, cash equivalents and marketable securities	$85,382	$3	$(29)	$85,356
December 31, 2016
Cash and cash equivalents:
Cash	$3,557	$-	$-	$3,557
Money market funds	18,981	-	-	18,981
U.S. government agency securities	1,751	-	-	1,751
Total cash and cash equivalents	24,289	-	-	24,289
Marketable securities available-for-sale:
U.S. Treasuries	3,499	-	-	3,499
U.S. government agency securities	28,685	3	(2)	28,686
Corporate debt securities	24,938	5	(2)	24,941
Total marketable securities available-for-sale	57,122	8	(4)	57,126
Total cash, cash equivalents and marketable securities	$81,411	$8	$(4)	$81,415

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31 2017
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$63,909	$63,884
Mature after one year through two years	-	-
	$63,909	$63,884

There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2017 and 2016.

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

Total net rent expense related to our operating leases for three month periods ended March 31, 2017 and 2016, was $0.6 million and $0.5 million, respectively. Deferred rent was $0.3 million as of March 31, 2017 and December 31, 2016.

Future minimum payments under the non-cancelable portion of our operating leases at March 31, 2017, are as follows (in thousands):

Years ending December 31,
2017 (remaining)	$1,930
2018	1,498
2019	645
2020	650
2021	522
Thereafter	570
Total	$5,815

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

On September 7, 2016, we entered into a Stipulation of Settlement to settle the case entitled In re Dynavax Technologies Securities Litigation filed in 2013. The settlement, which was approved by the U.S. District Court for the Northern District of California on February 6, 2017, provides for a payment of $4.1 million by us and results in a dismissal and release of all claims against all defendants, including us. The settlement was paid by our insurers in February 2017. The $4.1 million accrued liability and corresponding $4.1 million prepaid expense and other current asset reflected in our consolidated balance sheets as of December 31, 2016 were released during the first quarter of 2017.

In February 2017, we tentatively agreed to a settlement for derivative complaints filed in 2013, all of which will be paid by our insurers. We recorded an accrual of $0.9 million reflected in accrued liabilities in the consolidated balance sheets as of December 31, 2016 and do not expect any significant additional charges related to this matter. In addition, we record anticipated recoveries under existing insurance contracts when recovery is assured. We recorded a current asset in the amount of $0.9 million reflected in prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2016. Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

5. Collaborative Research and Development Agreements

AstraZeneca

Pursuant to a research collaboration and license agreement with AstraZeneca AB (“AstraZeneca”), as amended, we discovered and performed initial clinical development of AZD1419, a TLR9 agonist product candidate for the treatment of asthma.

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

In November 2016, AstraZeneca initiated the Phase 2a trial of AZD1419 in asthma patients. Upon AstraZeneca’s initiation of the Phase 2a trial, we earned a milestone payment of $7.2 million, which was offset against the $7.4 million in unused development funding previously advanced by AstraZeneca. We recognized the $7.2 million milestone as revenue during the fourth quarter of 2016. The remaining balance of unused development funding, net of the $7.2 million milestone payment, was $0.2 million which was paid during the first quarter of 2017. No liability related to unused development funding remains on the accompanying condensed consolidated balance sheets as of March 31, 2017.

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

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Initial payment	$-	$174
Subsequent payment	-	651
Performance of research activities	-	70
Total	$-	$895

As of March 31, 2017 and December 31, 2016, no deferred revenue from the initial payment, subsequent payment or development funding payments remained.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, outstanding options and stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options and stock awards totaling approximately 5,670,000 and 3,610,000 shares of common stock as of March 31, 2017 and 2016, respectively, were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2017 and 2016, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three months ended March 31, 2017 and 2016, basic and diluted net loss per share are the same.

7. Common Stock

Common Stock Outstanding

As of March 31, 2017, there were 45,448,022 shares of our common stock outstanding.

On November 12, 2015, we entered into the 2015 ATM Agreement with Cowen and Company, LLC (“Cowen”) under which we could offer and sell our common stock from time to time up to aggregate sales proceeds of $90 million through Cowen as our sales agent. As of March 31, 2017, we have received cash of $29.5 million resulting from sales of 6,697,568 shares of our common stock under the 2015 ATM Agreement. For additional information about sales under the 2015 ATM Agreement subsequent to March 31, 2017, see Note 10.

8. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the three months ended March 31, 2017 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	3,975	$21.38
Options granted	155	6.24
Options exercised	-	-
Options cancelled:
Options forfeited (unvested)	(279)	18.50
Options cancelled (vested)	(52)	44.32
Balance at March 31, 2017	3,799	20.65	6.16	$42
Vested and expected to vest at March 31, 2017	3,785	20.67	6.15	$42
Exercisable at March 31, 2017	2,181	22.93	5.41	$19

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2017 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2016	699	$12.12
Granted	1,407	4.18
Vested	(171)	18.62
Forfeited or expired	(61)	15.26
Non-vested as of March 31, 2017	1,874	$5.47

The aggregate intrinsic value of the restricted stock units outstanding as of March 31, 2017, based on our stock price on that date, was $11.2 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of March 31, 2017, approximately 110,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding. Vesting criteria for these performance-based awards have not been met as of March 31, 2017.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted-average fair value	$4.31	$13.11	$2.34	$8.18
Risk-free interest rate	2.0%	1.5%	0.9%	0.6%
Expected life (in years)	4.5	5.6	1.3	1.2
Volatility	0.9	0.7	1.0	0.6

We recognized stock-based compensation expense of $3.8 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. The components of stock-based compensation expense were (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$1,963	$1,515
General and administrative	1,858	1,729
Total	$3,821	$3,244

As of March 31, 2017, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $24.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. Additionally, as of March 31, 2017, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $0.6 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). As of March 31, 2017, employees have acquired 90,156 shares of our common stock under the Purchase Plan and 137,885 shares of our common stock remained available for future purchases under the Purchase Plan.

9. Restructuring

In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the FDA review and approval process. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other long term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent.

During the three months ended March 31, 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. Of that amount, we paid $1.9 million during the first quarter of 2017 and expect to pay approximately $0.8 million, in aggregate, in the second and third quarter of 2017.

The outstanding restructuring liabilities are included in accrued liabilities on the condensed consolidated balance sheets. As of March 31, 2017, the components of the liabilities were as follows (in thousands):

Employee Severance and Other Benefits
Restructuring charges	$2,783
Cash payments	(1,936)
Balance at March 31, 2017	$847

10. Subsequent Events

Subsequent to March 31, 2017, we have received net proceeds of $18.9 million resulting from sales of 3,345,552 shares of our common stock under our 2015 ATM Agreement, through May 3, 2017.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are developing DV281, a novel investigational TLR9 agonist designed specifically for focused delivery to primary lung tumors and lung metastases. Inhaled DV281 is planned to enter clinical trials for non-small cell lung cancer, in combination with anti-PD-1 therapy, in the second half of 2017.

HEPLISAV-BTM is our investigational adult hepatitis B vaccine. In March 2016, we resubmitted our application to market HEPLISAV-B to the FDA and in November 2016 the FDA issued a Complete Response Letter requesting information regarding several topics, including clarification of specific adverse events of special interest (AESIs), a numerical imbalance in a small number of cardiac events in a single study, new analyses of the integrated safety data base across different time periods, and post-marketing commitments. We resubmitted the application in February 2017 and the FDA has established August 10, 2017 as the Prescription Drug User Fee Act action date. In April 2017, we were informed by the FDA that its Vaccines and Related Biological Products Advisory Committee (“VRBPAC”) is scheduled to discuss HEPLISAV-B at its meeting on July 28, 2017.

In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the FDA review and approval process. We expect HEPLISAV-B costs prior to an FDA decision to be approximately $1 million per month and all other operating costs to support continued development of our oncology business for the remaining three quarters of 2017 to be approximately $45 million. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other long term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent.

AZD1419 is being developed by AstraZeneca AB (“AstraZeneca”) for the treatment of asthma pursuant to a collaboration and license agreement. AstraZeneca initiated a Phase 2a trial in 2016.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $837.5 million as of March 31, 2017. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly SD-101 and DV281, our lead investigational cancer immunotherapeutic product candidates, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue our development activities and if HEPLISAV-B is approved, we will need additional funding or a partnership to enable commercialization. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our condensed consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2017, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, grants and services and license fees. Service and license fees include revenues related to license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2016 to 2017
Revenues:	2017	2016	$	%
Collaboration revenue	$-	$895	$(895)	(100)%
Grant revenue	148	39	109	279%
Service and license revenue	-	8	(8)	(100)%
Total revenues	$148	$942	$(794)	(84)%

Collaboration revenue decreased as no revenue was recognized under the research collaboration and license agreement with AstraZeneca in 2017, as all performance obligations under the agreement were completed in 2016. Grant revenue increased due to increased research and development work performed under a contract with the National Institutes of Health.

Research and Development Expense

Research and development expense consists of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates. For the three months ended March 31, 2017 and 2016, approximately 46% and 72%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our investigational adult hepatitis B vaccine, HEPLISAV-B. The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2016 to 2017
Research and Development:	2017	2016	$	%
Compensation and related personnel costs	$8,180	$8,889	$(709)	(8)%
Outside services	4,038	7,349	(3,311)	(45)%
Facility costs	2,164	2,314	(150)	(6)%
Non-cash stock-based compensation	1,963	1,515	448	30%
Total research and development	$16,345	$20,067	$(3,722)	(19)%

Compensation and related personnel costs decreased due to implementation of organizational restructuring and cost reduction plans in January 2017. Outside services expense decreased primarily due to a reduction of costs related to HEPLISAV-B clinical activity partially offset by increased costs relating to seeking regulatory approval for HEPLISAV-B and the ongoing development of SD-101 and earlier stage oncology programs. Non-cash stock-based compensation increased due to recognition of expense related to share-based awards granted to employees in 2016. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, decreased primarily due to a decreased allocation of facilities expenses resulting from a decrease in headcount.

General and Administrative Expense

General and administrative expense consists of compensation and related personnel costs; costs for outside services such as accounting, commercial development, consulting, business development and  investor relations and for insurance; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2016 to 2017
General and Administrative:	2017	2016	$	%
Compensation and related personnel costs	$2,176	$2,964	$(788)	(27)%
Outside services	1,500	2,512	(1,012)	(40)%
Legal costs	713	735	(22)	(3)%
Facility costs	225	229	(4)	(2)%
Non-cash stock-based compensation	1,858	1,729	129	7%
Total general and administrative	$6,472	$8,169	$(1,697)	(21)%

Compensation and related personnel costs decreased due to implementation of organizational restructuring and cost reduction plans in January 2017. Outside services decreased as the first quarter of 2016 included costs related to hiring of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B. Non-cash stock-based compensation increased due to a partial quarter of expense recognized from annual share-based awards granted in 2017 and a full quarter of expense recognized from annual share-based awards granted in 2016.

Restructuring

In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the FDA review and approval process. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other longer term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent. If HEPLISAV-B is approved, we plan to use existing stockpiled inventory to support initial commercial demand.

During the three months ended March 31, 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. Of that amount, we paid $1.9 million during the first quarter of 2017 and expect to pay approximately $0.8 million, in aggregate, in the second and third quarter of 2017.

Interest Income and Other Income, Net

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Other income, net includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our interest income and other income, net (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2016 to 2017
	2017	2016	$	%
Interest income	$145	$225	$(80)	(36)%
Other income, net	$20	$46	$(26)	(57)%

Interest income for the first quarter of 2017 decreased due to a lower marketable security balance as compared to the first quarter of 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had $85.4 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities.

On November 12, 2015, we entered into the 2015 At Market Issuance Sales Agreement (“2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $90 million from time to time through Cowen as our sales agent. We initiated sales under the 2015 ATM Agreement during the first quarter of 2017 and during that period received net proceeds of $29.5 million resulting from sales of 6,697,568 shares of common stock. Subsequent to March 31, 2017, we have  received net proceeds of $18.9 million resulting from sales of 3,345,552 shares of our common stock, through May 3, 2017.

During the three months ended March 31, 2017, we used $25.3 million of cash for our operations primarily due to our net loss of $25.3 million, of which $4.6 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. We also recorded charges of $2.8 million primarily related to severance, resulting from implementation of organizational restructuring and cost reduction plans in January 2017. By comparison, during the three months ended March 31, 2016, we used $27.1 million of cash for our operations primarily due to a net loss of $27.0 million, of which $4.0 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first three months of 2017 decreased by $1.9 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2017, net cash used in investing activities was $7.0 million compared to $20.8 million in net cash provided by investing activities for the three months ended March 31, 2016. Cash used in investing activities during the first three months of 2017 included $6.8 million of net purchases of marketable securities compared with $23.4 million of net proceeds of marketable securities during the first three months of 2016. Cash used in net purchases of property plant and equipment decreased by $2.4 million during the first three months of 2017 compared to the same period in 2016 primarily due to cost reduction plans implemented in January 2017.

During the three months ended March 31, 2017 and 2016, net cash provided by financing activities was $29.4 million and $0.3 million, respectively. Cash provided by financing activities in the first three months of 2017 included net proceeds of $29.5 million from the issuance of common stock under our 2015 ATM Agreement. During the three months ended March 31, 2017, we also received proceeds of $0.2 million from employee purchases of our common stock under the 2014 Employee Stock Purchase Plan.

We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2017, we had cash, cash equivalents and marketable securities of $85.4 million and we used $25.3 million of cash in operating activities during the first quarter of 2017. We have evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for a period of one year following the date that these financial statements are issued. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly SD-101and DV281, our lead investigational cancer immunotherapeutic product candidates, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue our development activities and if HEPLISAV-B is approved, we will need additional funding or a partnership to enable commercialization. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, as well as the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the Securities and Exchange Commission and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds, U.S. government agency securities, U.S. Treasuries and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $0.4 million or $0.6 million, respectively.

Due to the short duration and nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of March 31, 2017 was $3.3 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of March 31, 2017, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

On November 18, 2016, two substantially similar securities class action complaints were filed in the U.S. District Court for the Northern District of California against the Company and two of its executive officers, in Soontjens v. Dynavax Technologies Corporation et. al., (“Soontjens”) and Shumake v. Dynavax Technologies Corporation et al., (“Shumake”). The Soontjens complaint alleges that between March 10, 2014 and November 11, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to HEPLISAV-B. The Shumake complaint alleges violations of the same statutes related to the same subject, but between January 7, 2016 and November 11, 2016. The plaintiffs in both actions are seeking an unspecified amount of damages and attorneys’ fees and costs. On January 17, 2017, these two actions and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On January 31, 2017, the court appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on March 17, 2017. Defendants’ filed a motion to dismiss the consolidated amended complaint on May 1, 2017. Following the completion of briefing by the parties, the court will conduct a hearing on the motion and render a decision.

Additionally, on January 18, 2017, the Company was made aware of a derivative complaint that a purported stockholder of the Company intended to file in the Superior Court of California for the County of Alameda against certain of the Company’s current executive officers and directors (the “McDonald Complaint”). The McDonald Complaint was apparently filed on February 16, 2017, although the Company was not provided a copy of it until March 15, 2017. Additionally, on January 19, 2017, another purported stockholder of the Company filed a separate derivative complaint in the Superior Court of California for the County of Alameda against the same officers and directors who were named in the McDonald Complaint (the “Shumake Complaint”). Both complaints generally allege that the defendants caused or allowed the Company to issue materially misleading statements and/or omit material information regarding HEPLISAV-B and the clinical trial related thereto and otherwise mismanaged the clinical trial related to HEPLISAV-B. Plaintiffs are seeking unspecified monetary damages, including restitution from defendants, corporate governance changes, attorneys’ fees and costs, and other relief.  Defendants have not been served with the Shumake Complaint. Defendants response to the McDonald Complaint is due on May 8, 2017.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. There have been no substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission on March 13, 2017.

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

Failure to receive approval or significant additional delay in obtaining an FDA decision on whether to approve our BLA for HEPLISAV-B would have a material adverse effect on our business and results of operations, including possible termination of HEPLISAV-B development and further restructuring of our organization. In January 2017, following our receipt of the 2016 CRL, we restructured our business to emphasize our immuno-oncology programs and implemented a reduction in our global workforce of approximately 40 percent. While this reduced our cash outlay, we continue to maintain expenditures relating to HEPLISAV-B and our immuno-oncology programs remain at an early stage and will require additional funding. Even if HEPLISAV-B is approved, the labeling approved by the relevant regulatory authority may restrict how and to whom we and our potential partners, if any, may market the product or the manner in which our product may be administered and sold, which could significantly limit the commercial opportunity for such product.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing our product candidates, including 1018 and SD-101, certain antigens, the combination of the oligonucleotide and the antigens, and the formulation, fill and finish. In connection with our restructuring in January 2017, we elected to retain, but furlough, the majority of the workforce in Düsseldorf supporting the manufacture of HEPLISAV-B and utilize the existing stockpiled inventory of HEPLISAV-B to meet initial demand if the product is approved. If HEPLISAV-B is approved, we will need to re-activate our facility in Düsseldorf and scale up to meet demand in excess of current supply. Regulatory or other limitations on our ability to re-activate our manufacturing facility, or the termination or interruption of relationships with key suppliers may result in higher cost or delays in our product development or commercialization efforts.

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing therapies to prevent or treat cancer and infectious and inflammatory diseases. For example, if it is approved in the future, HEPLISAV-B will compete in the U.S. with established hepatitis B vaccines marketed by Merck and GSK and outside the U.S. with vaccines from those companies and several additional established pharmaceutical companies. The field of oncology therapeutics is extremely competitive, with numerous biotechnology and pharmaceutical companies developing therapies for all of the targets we are pursuing. Competitors may develop more effective, more affordable or more convenient products or may achieve earlier patent protection or commercialization of their products. These competitive products may render our product candidates obsolete or limit our ability to generate revenues from our product candidates.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $837.5 million as of March 31, 2017. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and our efforts to further develop and seek regulatory approval of HEPLISAV-B.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future, to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•

progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and BLA filing and communications, from the FDA or other regulatory agencies, including a decision by the FDA regarding our response to its 2016 CRL for HEPLISAV-B and the outcome of an advisory committee meeting for HEPLISAV-B;

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2017 we had 45,448,022 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Future sales of our common stock, including pursuant to our 2015 ATM Agreement with Cowen, would cause immediate dilution and could adversely affect the market price of our common stock. Under our universal shelf registration statement filed by us in November 2015, as amended in March 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings in the aggregate amount of up to $200,000,000, which includes amounts sold pursuant to our 2015 ATM. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 8, 2017	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2017	By:	/s/ DAVID JOHNSON
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