Form 10-Q
period 2017-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2017-08-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 2, 2017, the registrant had outstanding 54,747,656 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully develop, timely achieve regulatory approval for and commercialize HEPLISAV-B™, our ability to successfully develop and obtain regulatory approval of our early stage product candidates, SD-101 and DV281, and our other early stage compounds, our business, collaboration and regulatory strategy, our intellectual property position, our product development efforts, our ability to successfully commercialize our product candidates, including HEPLISAV-B, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,675	$24,289
Marketable securities available-for-sale	89,286	57,126
Accounts and other receivables	810	1,342
Prepaid expenses and other current assets	4,434	6,842
Total current assets	132,205	89,599
Property and equipment, net	16,751	17,174
Goodwill	2,140	1,971
Restricted cash	619	602
Other assets	253	334
Total assets	$151,968	$109,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$681	$3,796
Accrued research and development	3,223	5,048
Accrued liabilities	7,184	11,192
Total current liabilities	11,088	20,036
Other long-term liabilities	353	443
Total liabilities	11,441	20,479
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock: $0.001 par value; 139,000 and 69,500 shares authorized at June 30, 2017 and December 31, 2016, respectively; 54,748 and 38,599 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	55	39
Additional paid-in capital	1,000,177	904,957
Accumulated other comprehensive loss	(1,929)	(3,624)
Accumulated deficit	(857,776)	(812,171)
Total stockholders’ equity	140,527	89,201
Total liabilities and stockholders’ equity	$151,968	$109,680

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Collaboration revenue	$-	$1,683	$-	$2,578
Grant revenue	105	88	253	127
Service and license revenue	-	876	-	884
Total revenues	105	2,647	253	3,589
Operating expenses:
Research and development	14,814	22,750	31,159	42,817
General and administrative	5,612	9,151	12,084	17,320
Restructuring	-	-	2,783	-
Total operating expenses	20,426	31,901	46,026	60,137
Loss from operations	(20,321)	(29,254)	(45,773)	(56,548)
Other income (expense):
Interest income	235	220	380	445
Other income (expense), net	(232)	48	(212)	94
Net loss	$(20,318)	$(28,986)	$(45,605)	$(56,009)
Basic and diluted net loss per share	$(0.41)	$(0.75)	$(1.00)	$(1.46)
Weighted average shares used to compute basic and diluted net loss per share	49,700	38,496	45,787	38,491

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(20,318)	$(28,986)	$(45,605)	$(56,009)
Other comprehensive income:
Unrealized (loss) gain on marketable securities available-for-sale	(16)	(41)	(45)	68
Cumulative foreign currency translation adjustments	1,437	(383)	1,740	303
Total other comprehensive income (loss)	1,421	(424)	1,695	371
Total comprehensive loss	$(18,897)	$(29,410)	$(43,910)	$(55,638)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(45,605)	$(56,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,674	946
Gain on disposal of property and equipment	(24)	-
Accretion of discounts and amortization of premiums on marketable securities	(35)	123
Reversal of deferred rent upon lease amendment	(209)	-
Cash-settled portion of stock-based compensation expense	-	602
Stock compensation expense	7,184	6,368
Changes in operating assets and liabilities:
Accounts and other receivables	532	(470)
Prepaid expenses and other current assets	(1,642)	204
Other assets	81	(115)
Accounts payable	(2,934)	1,604
Accrued liabilities and other long term liabilities	(1,664)	(3,160)
Deferred revenues	-	(2,654)
Net cash used in operating activities	(42,642)	(52,561)
Investing activities
Purchases of marketable securities	(93,045)	(98,108)
Proceeds from maturities of marketable securities	60,875	135,170
Purchases of property and equipment, net	(242)	(4,916)
Net cash (used in) provided by investing activities	(32,412)	32,146
Financing activities
Proceeds from issuance of common stock, net	88,200	-
(Tax withholding) proceeds from exercise of stock options and restricted stock awards, net	(303)	99
Proceeds from Employee Stock Purchase Plan	155	261
Net cash provided by financing activities	88,052	360
Effect of exchange rate changes on cash and cash equivalents	388	30
Net increase (decrease) in cash and cash equivalents	13,386	(20,025)
Cash and cash equivalents at beginning of period	24,289	44,812
Cash and cash equivalents at end of period	$37,675	$24,787
Supplemental disclosure of cash flow information
Accrual for litigation settlement and insurance recovery (Note 4)	$-	$4,050
Release of accrual for litigation settlement and insurance recovery (Note 4)	$4,050	$-
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$-	$1,158
Net change in unrealized (loss) gain on marketable securities	$(45)	$68

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

Liquidity and Financial Condition

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $127.0 million. During the six months ended June 30, 2017, we received $88.2 million in net proceeds from our At Market Issuance Sales Agreement (the “2015 ATM Agreement”) and we used $42.6 million of cash in operating activities.

We have incurred significant operating losses and negative cash flows from operations since our inception. In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the U.S. Food and Drug Administration (“FDA”) review and approval process. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other long term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent.

We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly SD-101 and DV281, our lead investigational cancer immunotherapeutic product candidates, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue ongoing development activities of our product candidates and to support commercialization of HEPLISAV-B, if approved, we will need additional funding or a partnership in support of HEPLISAV-B. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended June 30, 2017, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue Recognition

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may include one or more of the following elements: upfront license payments, cost reimbursement for the performance of research and development activities, milestone payments, other contingent payments, contract manufacturing service fees, royalties and license fees. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables. In order to account for the multiple-element arrangements, we identify the deliverables included within the arrangement and evaluate which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate our research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities through June 30, 2017.

Restructuring

Restructuring costs are comprised of severance costs related to workforce reductions. We recognize restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance codified in ASC 606, Revenue Recognition, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods), with early application permitted. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 "Revenue From Contracts With Customers: Principal vs. Agent Considerations," ASU 2016-10 "Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing," and ASU 2016-12 "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," respectively. We are currently evaluating the impact (if any) this guidance will have on our consolidated financial statements. We anticipate adoption of ASC 606 using the modified retrospective method with a cumulative catch-up adjustment to the opening balance sheet of retained earnings at the effective date, during the first quarter of 2018. Based on preliminary assessment, the adoption of this guidance is not expected to materially impact the Company’s revenue recognition as there are no collaboration agreements where we have significant contractual obligations.  We will reevaluate the impact of this guidance as we enter into new revenue arrangements and will continue to review variable consideration, potential disclosures, and the method of adoption in order to complete the evaluation of the impact on the consolidated financial statements. In addition, we will continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact the current conclusions.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires companies to recognize lease right-of-use assets and lease liabilities by lessees for all operating leases with lease terms greater than 12 months. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis, and will be effective for us starting in the first quarter of fiscal 2019 with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and believe the adoption will modify our analyses and disclosures of lease agreements considering operating leases are a significant portion of the Company’s total lease commitments.

Accounting Standards Update 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  The ASU is effective for annual periods beginning after December 15, 2018 with early adoption permitted.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and other (Topic 350), which simplifies the test for goodwill impairment by eliminating a previously required step. We will adopt the standard effective January 1, 2020. The adoption is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update 2017-09

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU is effective for annual periods beginning after December 15, 2017 with early adoption permitted.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Money market funds	$18,215	$-	$-	$18,215
U.S. Treasuries	-	6,779	-	6,779
U.S. government agency securities	-	43,373	-	43,373
Corporate debt securities	-	56,362	-	56,362
Total	$18,215	$106,514	$-	$124,729

	Level 1	Level 2	Level 3	Total
December 31, 2016
Money market funds	$18,981	$-	$-	$18,981
U.S. Treasuries	-	3,499	-	3,499
U.S. government agency securities	-	30,437	-	30,437
Corporate debt securities	-	24,941	-	24,941
Total	$18,981	$58,877	$-	$77,858

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017.

3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2017
Cash and cash equivalents:
Cash	$2,233	$-	$-	$2,233
Money market funds	18,215	-	-	18,215
U.S. government agency securities	4,496	-	-	4,496
Corporate debt securities	12,731	-	-	12,731
Total cash and cash equivalents	37,675	-	-	37,675
Marketable securities available-for-sale:
U.S. Treasuries	6,788	-	(9)	6,779
U.S. government agency securities	38,902	-	(26)	38,876
Corporate debt securities	43,638	1	(8)	43,631
Total marketable securities available-for-sale	89,328	1	(43)	89,286
Total cash, cash equivalents and marketable securities	$127,003	$1	$(43)	$126,961
December 31, 2016
Cash and cash equivalents:
Cash	$3,557	$-	$-	$3,557
Money market funds	18,981	-	-	18,981
U.S. government agency securities	1,751	-	-	1,751
Total cash and cash equivalents	24,289	-	-	24,289
Marketable securities available-for-sale:
U.S. Treasuries	3,499	-	-	3,499
U.S. government agency securities	28,685	3	(2)	28,686
Corporate debt securities	24,938	5	(2)	24,941
Total marketable securities available-for-sale	57,122	8	(4)	57,126
Total cash, cash equivalents and marketable securities	$81,411	$8	$(4)	$81,415

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2017
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$89,328	$89,286
Mature after one year through two years	-	-
	$89,328	$89,286

There were no realized gains or losses from the sale of marketable securities during the six months ended June 30, 2017 and 2016.

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

4. Commitments and Contingencies

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in December 2025 and March 2023, respectively. In May 2017, we amended the Berkeley Lease to extend the term of the lease to expire in December 2025 and to terminate the lease of an adjacent building.  The early termination of the adjacent building’s lease did not result in a termination fee as the lease rate under the amended Berkeley Lease was not above market rates.  In addition, as a result of the early termination, we reversed the deferred rent liability of $0.2 million against rent expense during the quarter ended June 30, 2017.  The amended Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the Berkeley Lease and Dusseldorf Lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period.

Total net rent expense related to our operating leases for the three month periods ended June 30, 2017 and 2016, was $0.4 million and $0.6 million, respectively. Total net rent expense related to our operating leases for the six month periods ended June 30, 2017 and 2016 was $1.0 million and $1.1 million, respectively.  Deferred rent was $0.4 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at June 30, 2017, are as follows (in thousands):

Years ending December 31,
2017 (remaining)	$1,069
2018	2,332
2019	2,535
2020	2,597
2021	2,526
Thereafter	9,109
Total	$20,168

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

On September 7, 2016, we entered into a Stipulation of Settlement to settle the case entitled In re Dynavax Technologies Securities Litigation filed in 2013. The settlement, which was approved by the U.S. District Court for the Northern District of California on February 6, 2017, provided for a payment of $4.1 million by us and results in a dismissal and release of all claims against all defendants, including us. The settlement was paid by our insurers in February 2017. The $4.1 million accrued liability and corresponding $4.1 million prepaid expense and other current asset reflected in our consolidated balance sheets as of December 31, 2016 were released during the first quarter of 2017.

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

In November 2016, AstraZeneca initiated the Phase 2a trial of AZD1419 in asthma patients. Upon AstraZeneca’s initiation of the Phase 2a trial, we earned a milestone payment of $7.2 million, which was offset against the $7.4 million in unused development funding previously advanced by AstraZeneca. We recognized the $7.2 million milestone as revenue during the fourth quarter of 2016. The remaining balance of unused development funding, net of the $7.2 million milestone payment, was $0.2 million which was paid during the first quarter of 2017. No liability related to unused development funding remains on the accompanying condensed consolidated balance sheet as of June 30, 2017.

Under the terms of the agreement, as amended, we are eligible to receive up to approximately $100 million in additional milestone payments, based on the achievement of certain development and regulatory objectives. Additionally, upon commercialization of AZD1419, we are eligible to receive tiered royalties ranging from the mid to high single-digits based on product sales of any products originating from the collaboration. We have the option to co-promote in the United States products arising from the collaboration, if any. AstraZeneca has the right to sublicense its rights upon our prior consent.

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

As of June 30, 2017 and December 31, 2016, no deferred revenue from the initial payment, subsequent payment or development funding payments remained.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Initial payment	$-	$347	$-	$521
Subsequent payment	-	1,302	-	1,953
Performance of research activities	-	34	-	104
Total	$-	$1,683	$-	$2,578

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, outstanding options and stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options and stock awards totaling approximately 6,310,000 and 4,510,000 shares of common stock as of June 30, 2017 and 2016, respectively, were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three and six months ended June 30, 2017 and 2016, basic and diluted net loss per share are the same.

7. Common Stock

Common Stock Outstanding

As of June 30, 2017, there were 54,747,656 shares of our common stock outstanding.

On November 12, 2015, we entered into the 2015 ATM Agreement with Cowen and Company, LLC (“Cowen”) under which we could offer and sell our common stock from time to time up to aggregate sales proceeds of $90 million through Cowen as our sales agent. As of June 30, 2017, we received net cash proceeds of $88.2 million resulting from sales of 15,997,202 shares of our common stock under the 2015 ATM Agreement. The ATM Agreement terminated in June 2017.

8. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the six months ended June 30, 2017 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	3,975	$21.38
Options granted	279	6.08
Options exercised	-	-
Options cancelled:
Options forfeited (unvested)	(310)	18.24
Options cancelled (vested)	(193)	29.32
Balance at June 30, 2017	3,751	20.09	6.09	$1,136
Vested and expected to vest at June 30, 2017	3,741	20.10	6.09	$1,136
Exercisable at June 30, 2017	2,290	22.34	5.57	$151

In June 2017, stockholders of the Company approved a proposal to increase the aggregate number of shares of common stock authorized for issuance under the 2011 Equity Incentive Plan, as amended, by 1,600,000 shares.

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2017 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2016	699	$12.12
Granted	2,124	4.76
Vested	(171)	18.62
Forfeited or expired	(93)	12.25
Non-vested as of June 30, 2017	2,559	$5.58

The aggregate intrinsic value of the restricted stock units outstanding as of June 30, 2017, based on our stock price on that date, was $24.7 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of June 30, 2017, approximately 110,000 shares underlying stock options and restricted stock units awards with performance-based vesting criteria were outstanding. Vesting criteria for these performance-based awards were not probable as of June 30, 2017.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Weighted-average fair value	$3.90	$10.25	$4.12	$9.79	$2.37	$8.18
Risk-free interest rate	1.8%	1.5%	1.9%	1.4%	0.9%	0.6%
Expected life (in years)	4.5	5.4	4.5	5.0	1.2	1.2
Volatility	0.9	0.7	0.9	0.7	1.0	0.6

We recognized stock-based compensation expense of $3.4 million and $3.1 million for the three months ended June 30, 2017 and 2016, respectively. We recognized stock-based compensation expense of $7.2 million and $6.4 million for the six months ended June 30, 2017 and 2016, respectively.  Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$1,771	$1,336	$3,734	$2,851
General and administrative	1,592	1,788	3,450	3,517
Total	$3,363	$3,124	$7,184	$6,368

As of June 30, 2017, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $25.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. Additionally, as of June 30, 2017, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $0.6 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). As of June 30, 2017, employees have acquired 90,156 shares of our common stock under the Purchase Plan and 137,885 shares of our common stock remained available for future purchases under the Purchase Plan.

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

In the first quarter of 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. There were no additional charges during the three months ended June 30, 2017.  Of that amount, we paid $2.5 million during the first half of 2017 and expect to pay approximately $0.3 million in the third quarter of 2017.

The outstanding restructuring liabilities are included in accrued liabilities on the condensed consolidated balance sheets. As of June 30, 2017, the components of the liabilities were as follows (in thousands):

Employee Severance and Other Benefits
Restructuring charges	$2,783
Cash payments	(2,523)
Balance at June 30, 2017	$260

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead cancer immunotherapy candidate is SD-101, a C Class CpG TLR9 agonist that was selected for characteristics optimal for treatment of cancer, including high interferon induction. Directly injecting SD-101 into a tumor site optimizes its effect by ensuring proximity to tumor-specific antigens. In animal models, SD-101 demonstrated significant anti-tumor effects at both the injected site and at distant sites. We are conducting a clinical program intended to assess potential efficacy of SD-101 in a range of tumors and in combination with a range of treatments, including checkpoint inhibitors and other therapies.  In June 2017, we presented updated data at the American Society of Clinical Oncology Annual Meeting in patients with metastatic melanoma from the dose-escalation phase of an ongoing Phase 1/2 study of SD-101 in combination with Keytruda® (pembrolizumab), an anti-PD-1 therapy developed by Merck, known as MSD outside the United States and Canada. Results in patients naïve to anti-PD-1 or anti-PDL-1 treatment showed an overall response rate of 100 percent (seven of seven evaluable patients) and a complete response rate of 29 percent. The combination of the two drugs was generally well tolerated with no dose-limiting toxicities.

We are developing DV281, a novel investigational TLR9 agonist designed specifically for focused delivery to primary lung tumors and lung metastases. Inhaled DV281 is planned to enter clinical trials for non-small cell lung cancer, in combination with anti-PD-1 therapy, in the second half of 2017.

HEPLISAV-B is our investigational adult hepatitis B vaccine. We resubmitted our application to market HEPLISAV-B to the FDA in February 2017 and on July 28, 2017 the FDA’s Vaccines and Related Biological Products Advisory Committee (“VRBPAC”) voted 12 to 1 (with 3 abstentions) that the safety data for HEPLISAV-B support licensure for immunization against hepatitis B infection in adults 18 years of age and older.  A prior VRBPAC panel voted 13 to 1 that the immunogenicity data for HEPLISAV-B support approval and thus the July 2017 VRBPAC was only asked to vote on safety. The FDA is not bound by VRBPAC’s recommendations regarding safety and efficacy, but takes its advice into consideration when reviewing marketing applications.

The July 2017 VRBPAC provided commentary on the design of our proposed post-marketing safety study for HEPLISAV-B that will require further discussion and agreement with the FDA prior to approval. HEPLISAV-B has a Prescription Drug User Fee Act (“PDUFA”) date of August 10, 2017. However, in discussions with the FDA following the VRBPAC meeting, we and the Agency agreed that due to the feedback by the VRBPAC regarding the post-marketing safety study and the proximity to the PDUFA date, more time is required to finalize key details of the study prior to approval. As such, the FDA has sent us a request for additional information regarding the post-marketing study. As discussed with the FDA, our response to the Information Request will trigger a major amendment to the HEPLISAV-B Biologics License Application (“BLA”). This will extend the PDUFA date, expected to be November 10, 2017, to provide the Agency and us up to three months to agree on the design of the post-marketing study prior to approval. If approved on or about this date, we currently plan to launch HEPLISAV-B in the United States in early 2018.

In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the FDA review and approval process. We expect HEPLISAV-B costs prior to an FDA decision to be approximately $1.4 million per month and all other operating costs to support continued development of our oncology business for the remaining two quarters of 2017 to be approximately $30 to $32 million. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other long term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent.

AZD1419 is being developed by AstraZeneca AB (“AstraZeneca”) for the treatment of asthma pursuant to a collaboration and license agreement. AstraZeneca initiated a Phase 2a trial in 2016.

Our revenues consist of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $857.8 million as of June 30, 2017. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly SD-101 and DV281, our lead investigational cancer immunotherapeutic product candidates, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue our development activities and if HEPLISAV-B is approved, we will need additional funding or a partnership to enable continued development work and commercialization of HEPLISAV-B. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our condensed consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2017, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, grants and services and license fees. Service and license fees include revenues related to license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2016 to 2017		June 30,		2016 to 2017
Revenues:	2017	2016	$	%	2017	2016	$	%
Collaboration revenue	$-	$1,683	$(1,683)	(100)%	$-	$2,578	$(2,578)	(100)%
Grant revenue	105	88	17	19%	253	127	126	99%
Service and license revenue	-	876	(876)	(100)%	-	884	(884)	(100)%
Total revenues	$105	$2,647	$(2,542)	(96)%	$253	$3,589	$(3,336)	(93)%

Collaboration revenue decreased in the 2017 periods as all performance obligations under the AstraZeneca agreement were completed in 2016. Service and license revenue decreased in the 2017 periods as no manufacturing services were performed on behalf of third parties in 2017.

Research and Development Expense

Research and development expense consists of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates.  For the six months ended June 30, 2017 and 2016, approximately 37% and 71%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our investigational adult hepatitis B vaccine, HEPLISAV-B. The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2016 to 2017		June 30,		2016 to 2017
Research and Development:	2017	2016	$	%	2017	2016	$	%
Compensation and related personnel costs	$6,538	$9,473	$(2,935)	(31)%	$14,718	$18,362	$(3,644)	(20)%
Outside services	4,588	9,332	(4,744)	(51)%	8,626	16,681	(8,055)	(48)%
Facility costs	1,917	2,609	(692)	(27)%	4,081	4,923	(842)	(17)%
Non-cash stock-based compensation	1,771	1,336	435	33%	3,734	2,851	883	31%
Total research and development	$14,814	$22,750	$(7,936)	(35)%	$31,159	$42,817	$(11,658)	(27)%

For both the three and six months ended June 30, 2017 compared to 2016:

Compensation and related personnel costs decreased due to implementation of organizational restructuring and cost reduction plans in January 2017. Outside services expense decreased primarily due to a reduction of costs related to HEPLISAV-B clinical and manufacturing activities partially offset by increased costs relating to seeking regulatory approval for HEPLISAV-B and the ongoing development of SD-101 and earlier stage oncology programs. Non-cash stock-based compensation increased due to recognition of expense related to share-based awards granted to employees in 2016 and 2017. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, decreased due to overall lower facility and related costs and a decrease in headcount.

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

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2016 to 2017		June 30,		2016 to 2017
General and Administrative:	2017	2016	$	%	2017	2016	$	%
Compensation and related personnel costs	$2,029	$3,449	$(1,420)	(41)%	$4,205	$6,413	$(2,208)	(34)%
Outside services	1,342	3,213	(1,871)	(58)%	2,842	5,725	(2,883)	(50)%
Legal costs	632	439	193	44%	1,345	1,175	170	14%
Facility costs	17	262	(245)	(94)%	242	490	(248)	(51)%
Non-cash stock-based compensation	1,592	1,788	(196)	(11)%	3,450	3,517	(67)	(2)%
Total general and administrative	$5,612	$9,151	$(3,539)	(39)%	$12,084	$17,320	$(5,236)	(30)%

For both the three and six months ended June 30, 2017 compared to 2016:

Compensation and related personnel costs and non-cash stock-based compensation decreased due to implementation of organizational restructuring and cost reduction plans in January 2017. Outside services decreased as the first six months of 2016 included costs related to hiring of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B.

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

During the six months ended June 30, 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. Of that amount, we paid $2.5 million during the first six months of 2017 and expect to pay approximately $0.3 million, in aggregate, in the third quarter of 2017.

Interest Income and Other Income (Expense), Net

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Other income (expense), net includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our interest income and other income (expense), net (in thousands, except for percentages):

Increase	Increase
Three Months Ended	(Decrease) from	Six Months Ended	(Decrease) from
June 30,	2016 to 2017	June 30,	2016 to 2017
2017	2016	$	%	2017	2016	$	%
Interest income	$235	$220	$15	7%	$380	$445	$(65)	(15)%
Other income (expense), net	$(232)	$48	$(280)	(583)%	$(212)	$94	$(306)	(326)%

Interest income for the second quarter of 2017 increased due to a higher average rate of return on our investments as compared to the second quarter of 2016. Interest income for the six months ended June 30, 2017 decreased due to a lower average investment balance compared to the six months ended June 30, 2016 notwithstanding a higher average rate of return. Other income (expense), net decreased primarily due to loss on foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2017, we had $127.0 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities.

On November 12, 2015, we entered into the 2015 At Market Issuance Sales Agreement (“2015 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $90 million from time to time through Cowen as our sales agent. As of June 30, 2017, we have received net cash proceeds of $88.2 million resulting from sales of 15,997,202 shares of our common stock under the 2015 ATM Agreement.  The ATM Agreement terminated in June 2017.

During the six months ended June 30, 2017, we used $42.6 million of cash for our operations primarily due to our net loss of $45.6 million, of which $8.6 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, reversal of deferred rent upon lease amendment and accretion and amortization on marketable securities. We also recorded charges of $2.8 million primarily related to severance, resulting from implementation of organizational restructuring and cost reduction plans in January 2017. By comparison, during the six months ended June 30, 2016, we used $52.6 million of cash for our operations primarily due to a net loss of $56.0 million, of which $8.0 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first six months of 2017 decreased by $9.9 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2017, net cash used in investing activities was $32.4 million compared to $32.1 million in net cash provided by investing activities for the six months ended June 30, 2016. Cash used in investing activities during the first six months of 2017 included $32.2 million of net purchases of marketable securities compared with $37.1million of net proceeds of marketable securities during the first six months of 2016. Cash used in net purchases of property and equipment decreased by $4.7 million during the first six months of 2017 compared to the same period in 2016 primarily due to the purchase of manufacturing equipment in 2016 for HEPLISAV-B.

During the six months ended June 30, 2017 and 2016, net cash provided by financing activities was $88.1 million and $0.4 million, respectively. Cash provided by financing activities in the first six months of 2017 included net proceeds of $88.2 million from the issuance of common stock under our 2015 ATM Agreement.

We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $127.0 million and we used $42.6 million of cash in operating activities during the first six months of 2017.  We believe that our available cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We expect to continue to spend substantial funds in connection with the development and manufacturing of our product candidates, particularly SD-101and DV281, our lead investigational cancer immunotherapeutic product candidates, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue our development activities and if HEPLISAV-B is approved, we will need additional funding or a partnership to enable commercialization. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Contractual Obligations

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in December 2025 and March 2023, respectively. In May 2017, we amended the Berkeley Lease to extend the term of the Berkeley Lease to expire in December 2025 and to terminate the lease of an adjacent building. As a result of the amendment to the Berkeley Lease, our total future minimum lease payments at June 30, 2017 are $20.2 million.

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

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of June 30, 2017 was $1.9 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of June 30, 2017, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our management, with participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective and were operating at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

On August 21, 2013, pursuant to a stipulation between the parties, the state court stayed the state derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On October 17, 2013, pursuant to a stipulation between the parties, the federal court stayed the federal derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On May 8, 2015, the parties filed a stipulation to keep the state derivative case stayed until a final resolution in the In re Dynavax Technologies Securities Litigation. On May 15, 2015, the parties also stipulated to keep the federal derivative case stayed until a final resolution in the In re Dynavax Technologies Securities Litigation. The parties have agreed to a settlement in principle that is comprised of certain “Governance Reforms” and the payment of up to $950,000 in attorneys’ fees to plaintiffs’ counsel.  A hearing is scheduled on August 8, 2017 in which the parties will seek preliminary approval of the settlement by the Court.

On November 18, 2016, two substantially similar securities class action complaints were filed in the U.S. District Court for the Northern District of California against the Company and two of its executive officers, in Soontjens v. Dynavax Technologies Corporation et. al., (“Soontjens”) and Shumake v. Dynavax Technologies Corporation et al., (“Shumake”). The Soontjens complaint alleges that between March 10, 2014 and November 11, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to HEPLISAV-B. The Shumake complaint alleges violations of the same statutes related to the same subject, but between January 7, 2016 and November 11, 2016. The plaintiffs in both actions are seeking an unspecified amount of damages and attorneys’ fees and costs. On January 17, 2017, these two actions and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On January 31, 2017, the court appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on March 17, 2017. Defendants’ filed a motion to dismiss the consolidated amended complaint on May 1, 2017. A hearing on the motion to dismiss is set for September 5, 2017.

On January 18, 2017, the Company was made aware of a derivative complaint that a purported stockholder of the Company intended to file in the Superior Court of California for the County of Alameda against certain of the Company’s current executive officers and directors (the “McDonald Complaint”). The McDonald Complaint was apparently filed on February 16, 2017, although the Company was not provided a copy of it until March 15, 2017. Additionally, on January 19, 2017, another purported stockholder of the Company filed a separate derivative complaint in the Superior Court of California for the County of Alameda against the same officers and directors who were named in the McDonald Complaint (the “Shumake Complaint”). Both complaints generally allege that the defendants caused or allowed the Company to issue materially misleading statements and/or omit material information regarding HEPLISAV-B and the clinical trial related thereto and otherwise mismanaged the clinical trial related to HEPLISAV-B. The complaints seek unspecified monetary damages, including restitution from defendants, corporate governance changes, attorneys’ fees and costs, and other relief.  Defendants were never served with the Shumake Complaint.  On June 23, 2017, the plaintiff voluntarily dismissed the Shumake Complaint without prejudice.  Defendants filed a demurrer in the McDonald case seeking to dismiss the lawsuit on June 19, 2017.  On July 26, 2017, pursuant to a stipulation between the parties, the state court stayed the McDonald case pending the final resolution of the 2016 securities class action, In re Dynavax Technologies Securities Litigation.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, commercialize approved products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission on March 13, 2017.

Risks Related to our Business

We are dependent on the success of our product candidates, especially HEPLISAV-B and SD-101, which depend on regulatory approval. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy, consistency of manufacture or compliance with GMP regulations are insufficient for regulatory approval. Failure to obtain regulatory approvals or the delay and additional costs that would be required to obtain regulatory approvals could require us to discontinue operations.*

None of our product candidates has been approved for sale by any regulatory agency. Any product candidate we develop is subject to extensive regulation by federal, state and local governmental authorities in the U.S., including the FDA, and foreign regulatory agencies. Our success is primarily dependent on our ability to obtain regulatory approvals for our most advanced product candidates. Approval processes in the U.S. and in other countries are uncertain, can take many years and require the expenditure of substantial resources, and we are unable to predict the timing of when regulatory approval may be received, if ever, in any jurisdiction.

For our most advanced product, HEPLISAV-B, we received a second complete response letter (“CRL”) in November 2016 (“2016 CRL”) from the FDA based upon their review of our BLA filing requesting information regarding several topics, including clarification of specific adverse events of special interest (AESIs), a numerical imbalance in a small number of cardiac events in a single study, new analyses of the integrated safety data base across different time periods, and post-marketing commitments. We resubmitted the application in February 2017 and on July 28, 2017 the FDA’s Vaccines and Related Biological Products Advisory Committee (“VRBPAC”) voted 12 to 1 (with 3 abstentions) that the safety data for HEPLISAV-B support licensure for immunization against hepatitis B infection in adults 18 years of age and older.  A prior VRBPAC panel voted 13 to 1 that the immunogenicity data for HEPLISAV-B support approval and thus the July 2017 VRBPAC was only asked to vote on safety. The FDA is not bound by VRBPAC’s recommendations regarding safety and efficacy, but takes its advice into consideration when reviewing marketing applications.

The July 2017 VRBPAC provided commentary on the design of our proposed post-marketing safety study for HEPLISAV-B that will require further discussion and agreement with the FDA prior to approval. HEPLISAV-B has a Prescription Drug User Fee Act (“PDUFA”) date of August 10, 2017. However, in discussions with the FDA following the VRBPAC meeting, we and the Agency agreed that due to the feedback by the VRBPAC regarding the post-marketing safety study and the proximity to the PDUFA date, more time is required to finalize key details of the study prior to approval. As such, the FDA has sent us a request for additional information regarding the post-marketing study. As discussed with the FDA, our response to the Information Request will trigger a major amendment to the HEPLISAV-B Biologics License Application (“BLA”). This will extend the PDUFA date, expected to be November 10, 2017, to provide for our discussions with the Agency for up to three months to agree on the design of the post-marketing study prior to approval. If approved on or about this date, we currently plan to launch HEPLISAV-B in the United States in early 2018. If not approved by then, we may need to delay the launch.

While the FDA has indicated it will complete its review within the additional three month period, there can be no assurance that the Agency will complete its review within that time frame and thus the review period could be further extended.  In addition, unless we reach an agreement on the post-marketing study our BLA may not be approved or the study may result in a cost that restricts our ability to justify further investment in the product. Finally, despite the favorable VRBPAC vote, there can be no assurance that the FDA will not issue a CRL in reconsidering our submission or otherwise further delay the review period.

In the U.S., our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program are satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or proposed post-marketing study, or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); ; or a decision by the FDA not to approve our BLA despite an advisory committee recommendation of approval; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, in our first CRL, received in 2013, HEPLISAV-B was not approvable for the proposed indication based on insufficient patient safety data for an indication in adults 18-70 years of age without further evaluation of safety. While we conducted a study intended to obtain additional safety data information and submitted the study results and additional information regarding our manufacturing controls and facilities to the FDA, after we resubmitted our BLA we received the 2016 CRL from the FDA seeking additional information on several additional topics, including clarification regarding specific adverse events of special interest, a numerical imbalance in a small number of cardiac events in a single study (HBV-23), new analyses of the integrated safety database across different time periods, and post-marketing commitments. We have responded to the 2016 CRL, but there can be no assurance that we will address the outstanding FDA questions in a manner sufficient for approval in the U.S.

In February 2014, we announced our withdrawal of our Marketing Authorization Application (“MAA”) for approval of HEPLISAV-B to the EMA, in part because the required time frame for response under the MAA procedure was not long enough to permit the collection of the necessary clinical data.

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

Failure to receive approval or significant additional delay in obtaining an FDA approval decision by the anticipated new November 10, 2017 PDUFA date for HEPLISAV-B would have a material adverse effect on our business and results of operations, including possible termination of HEPLISAV-B development and further restructuring of our organization. In January 2017, following our receipt of the 2016 CRL, we restructured our business to emphasize our immuno-oncology programs and implemented a reduction in our global workforce of approximately 40 percent. During the pendency of an FDA decision on approval, we expect to increase expenditures relating to HEPLISAV-B in anticipation of potential approval. Even if HEPLISAV-B is approved, the labeling approved by the relevant regulatory authority may negatively impact the potential commercial opportunity for this product, including restricting how and to whom we and our potential partners, if any, may market the product or the manner in which our HEPLISAV-B product may be administered and sold, which could limit the potential for entering into a partnership and commercial opportunity for such product.

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

Clinical trials for our product candidates are expensive and time consuming, may involve combinations with other agents, may take longer than we expect or may not be completed at all, and their outcomes are uncertain.*

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA requirements can be expensive and time consuming. With respect to HEPLISAV-B, the Agency has requested additional information regarding our proposed post-marketing study. Unless we reach an agreement on the post-marketing study, our BLA may not be approved or the study may result in a cost that restricts our ability to justify further investment in the product.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger populations, which often occur in later-stage clinical trials, or less favorable clinical outcomes. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Also, patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by a Data Safety Monitoring Board (“DSMB”), and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

We have no commercialization experience, and the time and resources to reinstitute manufacturing and develop sales, marketing and distribution capabilities for HEPLISAV-B are significant. If we fail to achieve and sustain commercial success for HEPLISAV-B, either independently or with a partner, our business would be harmed.*

If our most advanced product candidate, HEPLISAV-B, is approved, we will need us to establish sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services. These efforts will require resources and time and we may not be able to enter into these arrangements on acceptable terms. In particular, significant resources may be necessary to successfully market, sell and distribute HEPLISAV-B to patients with diabetes, a group recommended by the Centers for Disease Control (“CDC”) and Advisory Committee on Immunization Practices (“ACIP”) to receive hepatitis B vaccination. Moreover, our pricing and reimbursement strategies with respect to our initial approval plans for HEPLISAV-B may significantly impact our ability to achieve commercial success in this potential patient population.

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

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our product candidates in commercial quantities.*

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing our product candidates, including 1018 and SD-101, certain antigens, the combination of the oligonucleotide and the antigens, and the formulation, fill and finish. In connection with our restructuring in January 2017, we elected to retain, but furlough, the majority of the workforce in Düsseldorf supporting the manufacture of HEPLISAV-B and utilize the existing stockpiled inventory of HEPLISAV-B to meet expected initial demand if the product is approved. If HEPLISAV-B is approved, we will need to re-activate and qualify our facility in Düsseldorf. If expected initial demand exceeds our estimates, this may result in a shortage until we can begin manufacturing. Regulatory or other limitations on our ability to re-activate our manufacturing facility, or the termination or interruption of relationships with key suppliers may result in higher cost or delays in our product development or commercialization efforts.

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

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.*

We may need to establish collaborative relationships to obtain domestic and international sales, marketing and distribution capabilities for our product candidates, in particular with respect to the commercialization of HEPLISAV-B, if approved. Failure to obtain a collaborative relationship for HEPLISAV-B, particularly in markets requiring extensive sales efforts, may significantly impair the potential for this product and we may be required to raise additional capital. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

As we evolve from a company primarily involved in research and development to a company potentially involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.*

If we are successful in advancing HEPLISAV-B through approval and commercialization, we will need to expand our organization, including adding marketing and sales capabilities or contracting with third parties to provide these capabilities for us. As our operations expand, we expect that we will also need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to commercialize HEPLISAV-B and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $857.8 million as of June 30, 2017. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and to commercialize HEPLISAV-B if it is approved by the FDA.

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

If we are unable to generate significant revenues or achieve profitability, we will require substantial additional capital to continue development of our product candidates and if our most advanced candidate, HEPLISAV-B, is approved, to commence manufacturing, sales and marketing activities.

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

The cash requirements of our current operations will be significantly impacted by the FDA decision regarding potential approval for HEPLISAV-B. Although we believe we have current funds for the next twelve months based on our current operational plans, cash, cash equivalents and marketable securities on hand, we expect that if HEPLISAV-B is approved by the FDA, we will require additional capital following approval, in particular if we fail to enter into a third party collaboration following approval.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2017 we had 54,747,656 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in November 2015, as amended in March 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings in the aggregate amount of up to $200,000,000. At June 30, 2017, there was approximately $110,000,000 remaining following the sale of approximately $90,000,000 of our common stock pursuant to our 2015 ATM Agreement.  The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
10.1+	Amended and Restated 2011 Equity Incentive Plan	Appendix A	DEF 14A	April 21, 2017	001-34207
10.2	Fifth Amendment to Lease, dated as of May 24, 2017, between the Company and 2929 Seventh Street, LLC					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INSXBRL Instance Document

EX—101.SCHXBRL Taxonomy Extension Schema Document

EX—101.CALXBRL Taxonomy Extension Calculation Linkbase Document

EX—101.DEFXBRL Taxonomy Extension Definition Linkbase

EX—101.LABXBRL Taxonomy Extension Labels Linkbase Document

EX—101.PREXBRL Taxonomy Extension Presentation Linkbase Document

____________________________________________________________________________________________

+	Indicates management contract, compensatory plan or arrangement
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 7, 2017	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2017	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
10.1+	Amended and Restated 2011 Equity Incentive Plan	Appendix A	DEF 14A	April 21, 2017	001-34207
10.2	Fifth Amendment to Lease, dated as of May 24, 2017, between the Company and 2929 Seventh Street, LLC					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS XBRL Instance Document

EX—101.SCHXBRL Taxonomy Extension Schema Document

EX—101.CALXBRL Taxonomy Extension Calculation Linkbase Document

EX—101.DEFXBRL Taxonomy Extension Definition Linkbase

EX—101.LABXBRL Taxonomy Extension Labels Linkbase Document

EX—101.PREXBRL Taxonomy Extension Presentation Linkbase Document

____________________________________________________________________________________________

+	Indicates management contract, compensatory plan or arrangement
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