Form 10-Q
period 2017-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2017-11-03
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017, the registrant had outstanding 60,596,251 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$20,096	$24,289
Marketable securities available-for-sale	171,584	57,126
Accounts and other receivables	783	1,342
Prepaid expenses and other current assets	4,633	6,842
Total current assets	197,096	89,599
Property and equipment, net	16,622	17,174
Goodwill	2,213	1,971
Restricted cash	626	602
Other assets	1,270	334
Total assets	$217,827	$109,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,243	$3,796
Accrued research and development	3,079	5,048
Accrued liabilities	7,567	11,192
Total current liabilities	12,889	20,036
Other long-term liabilities	504	443
Total liabilities	13,393	20,479
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock: $0.001 par value; 139,000 and 69,500 shares authorized at September 30, 2017 and December 31, 2016, respectively; 60,587 and 38,599 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	61	39
Additional paid-in capital	1,085,433	904,957
Accumulated other comprehensive loss	(1,156)	(3,624)
Accumulated deficit	(879,904)	(812,171)
Total stockholders’ equity	204,434	89,201
Total liabilities and stockholders’ equity	$217,827	$109,680

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Collaboration revenue	$-	$-	$-	$2,578
Grant revenue	53	162	306	289
Service and license revenue	-	-	-	884
Total revenues	53	162	306	3,751
Operating expenses:
Research and development	16,417	23,234	47,576	66,051
General and administrative	6,027	11,766	18,111	29,086
Restructuring	-	-	2,783	-
Total operating expenses	22,444	35,000	68,470	95,137
Loss from operations	(22,391)	(34,838)	(68,164)	(91,386)
Other income (expense):
Interest income	429	170	809	615
Other (expense) income, net	(166)	(26)	(378)	68
Net loss	$(22,128)	$(34,694)	$(67,733)	$(90,703)
Basic and diluted net loss per share	$(0.38)	$(0.90)	$(1.36)	$(2.36)
Weighted average shares used to compute basic and diluted net loss per share	57,650	38,512	49,785	38,493

Dynavax Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(22,128)	$(34,694)	$(67,733)	$(90,703)
Other comprehensive income:
Unrealized gain (loss) on marketable securities available-for-sale	14	(61)	(31)	7
Cumulative foreign currency translation adjustments	759	208	2,499	511
Total other comprehensive income	773	147	2,468	518
Total comprehensive loss	$(21,355)	$(34,547)	$(65,265)	$(90,185)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(67,733)	$(90,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,456	1,574
Gain on disposal of property and equipment	(32)	-
Accretion of discounts and amortization of premiums on marketable securities	(104)	155
Reversal of deferred rent upon lease amendment	(209)	-
Cash-settled portion of stock-based compensation expense	-	602
Stock compensation expense	10,844	10,030
Changes in operating assets and liabilities:
Accounts and other receivables	559	(896)
Prepaid expenses and other current assets	(1,841)	804
Other assets	(936)	(99)
Accounts payable	(1,499)	704
Accrued liabilities and other long term liabilities	(1,274)	(286)
Deferred revenues	-	(2,654)
Net cash used in operating activities	(59,769)	(80,769)
Investing activities
Purchases of marketable securities	(192,684)	(122,027)
Proceeds from maturities of marketable securities	78,298	186,670
Purchases of property and equipment, net	(374)	(6,516)
Net cash (used in) provided by investing activities	(114,760)	58,127
Financing activities
Proceeds from issuance of common stock, net	169,187	-
Proceeds from exercise of stock options and restricted stock awards, net	285	131
Proceeds from Employee Stock Purchase Plan	292	616
Net cash provided by financing activities	169,764	747
Effect of exchange rate changes on cash and cash equivalents	572	104
Net decrease in cash and cash equivalents	(4,193)	(21,791)
Cash and cash equivalents at beginning of period	24,289	44,812
Cash and cash equivalents at end of period	$20,096	$23,021
Supplemental disclosure of cash flow information
Accrual for litigation settlement and insurance recovery (Note 4)	$-	$4,050
Release of accrual for litigation settlement and insurance recovery (Note 4)	$4,050	$-
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$-	$1,160
Net change in unrealized (loss) gain on marketable securities	$(31)	$7
Common stock issuance costs - cash not paid as of period end	$110	$-

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

Liquidity and Financial Condition

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $191.7 million. During the nine months ended September 30, 2017, we received approximately $169 million in net proceeds from our underwritten public offering in August 2017 and an At Market Issuance Sales Agreement (the “2015 ATM Agreement”) and we used $59.8 million of cash in operating activities.

We have incurred significant operating losses and negative cash flows from operations since our inception. We expect spending to increase in connection with the development and manufacturing of our product candidates, particularly SD-101 and DV281, our lead investigational cancer immunotherapeutic product candidates, and to support commercialization of HEPLISAV-B, if it is approved by the U.S. Food and Drug Administration (“FDA”), as well as human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue these activities, we will need additional funding. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2017, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate our research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities through September 30, 2017.

Restructuring

Restructuring costs are comprised of severance costs related to workforce reductions. We recognize restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments.

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue Recognition, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods), with early application permitted. Accordingly, the updated standard is effective for the Company in the first fiscal quarter of 2018. The FASB issued supplemental adoption guidance and clarification to Accounting Standards Update (“ASU”) 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 "Revenue From Contracts With Customers: Principal vs. Agent Considerations," ASU 2016-10 "Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing," and ASU 2016-12 "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," respectively. We anticipate adoption of ASC 606 using the modified retrospective method on January 1, 2018. Based on preliminary assessment, the adoption of this guidance is not expected to materially impact the Company’s revenue recognition as there are currently no collaboration agreements where we have significant performance obligations.  We will reevaluate the impact of this guidance as we enter into new revenue arrangements and will continue to review variable consideration, potential disclosures, and the method of adoption in order to complete the evaluation of the impact on the consolidated financial statements. In addition, we will continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact the current conclusions.

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

Accounting Standards Update 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and other (Topic 350), which simplifies the test for goodwill impairment by eliminating a previous requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. We will adopt the standard effective January 1, 2020. The adoption is not expected to have a material impact on our consolidated financial statements.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Money market funds	$14,124	$-	$-	$14,124
U.S. Treasuries	-	33,649	-	33,649
U.S. government agency securities	-	95,731	-	95,731
Corporate debt securities	-	45,204	-	45,204
Total	$14,124	$174,584	$-	$188,708

	Level 1	Level 2	Level 3	Total
December 31, 2016
Money market funds	$18,981	$-	$-	$18,981
U.S. Treasuries	-	3,499	-	3,499
U.S. government agency securities	-	30,437	-	30,437
Corporate debt securities	-	24,941	-	24,941
Total	$18,981	$58,877	$-	$77,858

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017.

3. Cash, cash equivalents and marketable securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2017
Cash and cash equivalents:
Cash	$2,972	$-	$-	$2,972
Money market funds	14,124	-	-	14,124
Corporate debt securities	3,000	-	-	3,000
Total cash and cash equivalents	20,096	-	-	20,096
Marketable securities available-for-sale:
U.S. Treasuries	33,664	-	(15)	33,649
U.S. government agency securities	95,748	-	(17)	95,731
Corporate debt securities	42,200	4	-	42,204
Total marketable securities available-for-sale	171,612	4	(32)	171,584
Total cash, cash equivalents and marketable securities	$191,708	$4	$(32)	$191,680
December 31, 2016
Cash and cash equivalents:
Cash	$3,557	$-	$-	$3,557
Money market funds	18,981	-	-	18,981
U.S. government agency securities	1,751	-	-	1,751
Total cash and cash equivalents	24,289	-	-	24,289
Marketable securities available-for-sale:
U.S. Treasuries	3,499	-	-	3,499
U.S. government agency securities	28,685	3	(2)	28,686
Corporate debt securities	24,938	5	(2)	24,941
Total marketable securities available-for-sale	57,122	8	(4)	57,126
Total cash, cash equivalents and marketable securities	$81,411	$8	$(4)	$81,415

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2017
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$171,612	$171,584
Mature after one year through two years	-	-
	$171,612	$171,584

There were no realized gains or losses from the sale of marketable securities during the nine months ended September 30, 2017 and 2016.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

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

4. Commitments and Contingencies

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in December 2025 and March 2023, respectively. In May 2017, we amended the Berkeley Lease to extend the term of the lease to expire in December 2025 and to terminate the lease of an adjacent building.  The early termination of the adjacent building’s lease did not result in a termination fee as the lease rate under the amended Berkeley Lease was not above market rates.  In addition, as a result of the early termination, we reversed the deferred rent liability of $0.2 million against rent expense during the nine months ended September 30, 2017.  The amended Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the Berkeley Lease and Dusseldorf Lease are divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period.

Total net rent expense related to our operating leases for the three month periods ended September 30, 2017 and 2016, was $0.7 million and $0.6 million, respectively. Total net rent expense related to our operating leases for the nine month periods ended September 30, 2017 and 2016 was $1.7 million and $1.6 million, respectively.  Deferred rent was $0.5 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

Future minimum payments under the non-cancelable portion of our operating leases at September 30, 2017, are as follows (in thousands):

Years ending December 31,
2017 (remaining)	$544
2018	2,349
2019	2,552
2020	2,614
2021	2,542
Thereafter	9,130
Total	$19,731

In addition to the non-cancelable commitments included above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events, including a $2.5 million payment due upon approval of HEPLISAV-B. In addition, in the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future up-front fees, milestones and royalties on net sales of products originating from the licensed technologies, if any, or other payments contingent upon the occurrence of future events that cannot reasonably be estimated.

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

On September 7, 2016, we entered into a Stipulation of Settlement to settle the case entitled In re Dynavax Technologies Securities Litigation filed in 2013. The settlement, which was approved by the U.S. District Court for the Northern District of California on February 6, 2017, provided for a payment of $4.1 million by us and results in a dismissal and release of all claims against all defendants, including us. The settlement was paid by our insurers in February 2017. The $4.1 million accrued liability and corresponding $4.1 million prepaid expense and other current asset reflected in our consolidated balance sheet as of December 31, 2016 were released during the first quarter of 2017.

In February 2017, we tentatively agreed to a settlement for derivative complaints filed in 2013, all of which will be paid by our insurers. We recorded an accrual of $0.9 million reflected in accrued liabilities in the consolidated balance sheet as of December 31, 2016 and do not expect any significant additional charges related to this matter. In addition, we record anticipated recoveries under existing insurance contracts when recovery is assured. We recorded a current asset in the amount of $0.9 million reflected in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2016. Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

5. Collaborative Research and Development Agreements

AstraZeneca

Pursuant to a research collaboration and license agreement with AstraZeneca AB (“AstraZeneca”), as amended, we discovered and performed initial clinical development of AZD1419, a TLR9 agonist product candidate for the treatment of asthma.

In June 2016, all of our remaining performance obligations under our agreement with AstraZeneca were completed. As no further performance obligations remain, we revised the estimated period of performance of development work to June 2016 from September 2016, and recognized remaining deferred payments as revenue as of June 30, 2016. The revision of the performance period led to the recognition of an additional $0.8 million in collaboration revenue during 2016.

In November 2016, AstraZeneca initiated the Phase 2a trial of AZD1419 in asthma patients. Upon AstraZeneca’s initiation of the Phase 2a trial, we earned a milestone payment of $7.2 million, which was offset against $7.4 million in unused development funding previously advanced by AstraZeneca. We recognized the $7.2 million milestone as revenue during the fourth quarter of 2016. The remaining balance of unused development funding, net of the $7.2 million milestone payment, was $0.2 million which was paid during the first quarter of 2017. No liability related to unused development funding remains on the accompanying condensed consolidated balance sheet as of September 30, 2017.

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

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Initial payment	$-	$-	$-	$521
Subsequent payment	-	-	-	1,953
Performance of research activities	-	-	-	104
Total	$-	$-	$-	$2,578

As of September 30, 2017 and December 31, 2016, no deferred revenue from the initial payment, subsequent payment or development funding payments remained.

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

6. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, outstanding options and stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options and stock awards totaling approximately 6,120,000 and 4,680,000 shares of common stock as of September 30, 2017 and 2016, respectively, were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three and nine months ended September 30, 2017 and 2016, basic and diluted net loss per share are the same.

7. Common Stock

Common Stock Outstanding

As of September 30, 2017, there were 60,587,000 shares of our common stock outstanding.

In August 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock and received net proceeds of approximately $80.8 million.

During 2017, we sold 15,997,202 shares of our common stock and received net cash proceeds of $88.2 million pursuant to an At the Market Agreement that terminated in June 2017. See Note 10.

8. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the nine months ended September 30, 2017 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	3,975	$21.38
Options granted	329	$6.99
Options exercised	(50)	$11.82
Options cancelled:
Options forfeited (unvested)	(351)	$18.43
Options cancelled (vested)	(217)	$29.11
Balance at September 30, 2017	3,686	$20.05	5.79	$13,420
Vested and expected to vest at September 30, 2017	3,671	$20.06	5.79	$13,390
Exercisable at September 30, 2017	2,394	$22.18	5.40	$5,948

In June 2017, stockholders of the Company approved a proposal to increase the aggregate number of shares of common stock authorized for issuance under the 2011 Equity Incentive Plan, as amended, by 1,600,000 shares.

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2017 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2016	699	$12.12
Granted	2,136	4.83
Vested	(171)	18.62
Forfeited or expired	(221)	8.44
Non-vested as of September 30, 2017	2,443	$5.62

The aggregate intrinsic value of the restricted stock units outstanding as of September 30, 2017, based on our stock price on that date, was $52.5 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of September 30, 2017, approximately 21,000 shares underlying stock options and approximately 63,000 restricted stock unit awards with performance-based vesting criteria were outstanding. Vesting criteria for these restricted stock units awards with performance-based awards were not probable as of September 30, 2017.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Weighted-average fair value	$8.11	$8.90	$4.73	$9.67	$3.05	$7.86
Risk-free interest rate	1.9%	1.1%	1.9%	1.4%	1.0%	0.6%
Expected life (in years)	4.5	4.5	4.5	4.9	1.2	1.2
Volatility	0.9	0.7	0.9	0.7	1.0	0.6

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$1,973	$1,639	$5,707	$4,490
General and administrative	1,687	2,022	5,137	5,540
Total	$3,660	$3,661	$10,844	$10,030

As of September 30, 2017, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $22.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. Additionally, as of September 30, 2017, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria not deemed probable of vesting amounted to $0.4 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the nine months ended September 30, 2017, employees have acquired 84,247 shares of our common stock under the Purchase Plan and 98,227 shares of our common stock remained available for future purchases under the Purchase Plan.

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

In the first quarter of 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. There were no additional charges during the three months ended June 30, 2017 and September 30, 2017.  Of that amount, we paid $2.7 million during the nine month period ended September 30, 2017 and expect to pay the remaining amount in the fourth quarter of 2017.

The outstanding restructuring liabilities are included in accrued liabilities on the condensed consolidated balance sheets. As of September 30, 2017, the components of the liabilities were as follows (in thousands):

Employee Severance and Other Benefits
Restructuring charges	$2,783
Cash payments	(2,738)
Balance at September 30, 2017	$45

10. Subsequent Event

In November 2017, we entered into an At the Market sales agreement under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million.

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

Overview

We are a clinical-stage immunotherapy company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our current product candidates are being investigated for use as a vaccine for the prevention of hepatitis B and in multiple cancer indications.

HEPLISAV-B is our investigational adult hepatitis B vaccine. We resubmitted our application to market HEPLISAV-B to the FDA in February 2017 and on July 28, 2017 the FDA’s Vaccines and Related Biological Products Advisory Committee (“VRBPAC”) voted 12 to 1 (with 3 abstentions) that the safety data for HEPLISAV-B support licensure for immunization against hepatitis B infection in adults 18 years of age and older and provided commentary on the design of our proposed post-marketing safety study for HEPLISAV-B.  A prior VRBPAC panel voted 13 to 1 that the immunogenicity data for HEPLISAV-B support approval and thus the July 2017 VRBPAC was only asked to vote on safety. The FDA is not bound by VRBPAC’s recommendations regarding safety and efficacy, but takes its advice into consideration when reviewing marketing applications. Since the July VRBPAC meeting, we have worked with FDA on completing the details of the post-marketing study and other steps required for an approval decision.  We have reinitiated preparations for the launch of HEPLISAV-B, including resumption of operations at our manufacturing plant in Dusseldorf, Germany, and hiring of personnel and retention of consultants and vendors for commercialization related infrastructure. HEPLISAV-B has a Prescription Drug User Fee Act (“PDUFA”) date of November 9, 2017. If approved by the PDUFA date, costs related to these activities will increase in the fourth quarter of 2017 and into 2018 as we prepare for commercial launch in the first quarter of 2018.

Our lead cancer immunotherapy candidate is SD-101, a C Class CpG TLR9 agonist that was selected for characteristics optimal for treatment of cancer, including high interferon induction. Directly injecting SD-101 into a tumor site optimizes its effect by ensuring proximity to tumor-specific antigens. In animal models, SD-101 demonstrated significant anti-tumor effects at both the injected site and at distant sites. We are conducting a research and clinical program intended to assess potential efficacy of SD-101 in a range of tumors and in combination with a range of treatments, including checkpoint inhibitors and other therapies.  In June 2017, we presented updated data at the American Society of Clinical Oncology Annual Meeting in patients with metastatic melanoma from the dose-escalation phase of an ongoing Phase 1/2 study of SD-101 in combination with Keytruda® (pembrolizumab), an anti-PD-1 therapy developed by Merck, known as MSD outside the United States and Canada. Results in patients naïve to anti-PD-1 or anti-PDL-1 treatment showed an overall response rate of 100 percent (seven of seven evaluable patients) and a complete response rate of 29 percent. The combination of the two drugs was generally well tolerated with no dose-limiting toxicities.

We are developing DV281, a novel investigational TLR9 agonist designed specifically for focused delivery to primary lung tumors and lung metastases. In October 2017 we announced initiation of dosing in a Phase 1b study of inhaled DV281, in combination with anti-PD-1 therapy, in patients with non small cell lung cancer.

In addition to the research programs we are conducting and product candidates we are developing, we discovered and licensed to AstraZeneca AB (“AstraZeneca”) an inhaled TLR agonist, AZD1419, which is being developed by AstraZeneca for the treatment of asthma pursuant to a collaboration and license agreement. AstraZeneca initiated a Phase 2a trial in 2016.

Our revenues have historically consisted of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $879.9 million as of September 30, 2017. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development activities include costs of outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. General corporate expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs. Our operating results may fluctuate substantially from period to period principally as a result of the timing of preclinical activities and other activities related to clinical trials for our drug candidates.

Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. We expect spending to increase in connection with the development and manufacturing of our product candidates, particularly SD-101 and DV281, our lead investigational cancer immunotherapeutic product candidates, and to support commercialization of HEPLISAV-B if it is approved, as well as human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue these activities, we will need additional funding. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our condensed consolidated financial statements, including those related to revenue recognition, research and development activities and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2017, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenues

Revenues consist of amounts earned from collaborations, grants and services and license fees. Service and license fees include revenues related to license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2016 to 2017		September 30,		2016 to 2017
Revenues:	2017	2016	$	%	2017	2016	$	%
Collaboration revenue	$-	$-	$-	-	$-	$2,578	$(2,578)	(100)%
Grant revenue	53	162	(109)	(67)%	306	289	17	6%
Service and license revenue	-	-	-	-	-	884	(884)	(100)%
Total revenues	$53	$162	$(109)	(67)%	$306	$3,751	$(3,445)	(92)%

Collaboration revenue decreased in the 2017 periods as all performance obligations under the AstraZeneca agreement were completed in 2016. Service and license revenue decreased in the 2017 periods as no manufacturing services were performed on behalf of third parties in 2017.

Research and Development Expense

Research and development expense consists of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services relate to our preclinical experiments and clinical trials, regulatory filings and manufacturing of our product candidates.  For the nine months ended September 30, 2017 and 2016, approximately 35% and 69%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to our investigational adult hepatitis B vaccine, HEPLISAV-B. The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2016 to 2017		September 30,		2016 to 2017
Research and Development:	2017	2016	$	%	2017	2016	$	%
Compensation and related personnel costs	$6,587	$9,313	$(2,726)	(29)%	$21,305	$27,675	$(6,370)	(23)%
Outside services	5,705	9,653	(3,948)	(41)%	14,331	26,334	(12,003)	(46)%
Facility costs	2,152	2,629	(477)	(18)%	6,233	7,552	(1,319)	(17)%
Non-cash stock-based compensation	1,973	1,639	334	20%	5,707	4,490	1,217	27%
Total research and development	$16,417	$23,234	$(6,817)	(29)%	$47,576	$66,051	$(18,475)	(28)%

For both the three and nine months ended September 30, 2017 compared to 2016:

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

We expect research and development spending to increase in connection with the development and manufacturing of our product candidates, particularly SD-101 and DV281, and to support a post-marketing study of HEPLISAV-B, if it is approved by the FDA.

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

The following is a summary of our general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2016 to 2017		September 30,		2016 to 2017
General and Administrative:	2017	2016	$	%	2017	2016	$	%
Compensation and related personnel costs	$1,771	$3,446	$(1,675)	(49)%	$5,771	$9,859	$(4,088)	(41)%
Outside services	1,574	5,439	(3,865)	(71)%	4,336	11,164	(6,828)	(61)%
Legal costs	718	561	157	28%	2,063	1,735	328	19%
Facility costs	277	298	(21)	(7)%	804	788	16	2%
Non-cash stock-based compensation	1,687	2,022	(335)	(17)%	5,137	5,540	(403)	(7)%
Total general and administrative	$6,027	$11,766	$(5,739)	(49)%	$18,111	$29,086	$(10,975)	(38)%

For both the three and nine months ended September 30, 2017 compared to 2016:

Compensation and related personnel costs and non-cash stock-based compensation decreased due to implementation of organizational restructuring and cost reduction plans in January 2017. Outside services decreased as the first nine months of 2016 included costs related to hiring of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B.

We expect general and administrative spending to increase in connection with the commercialization of HEPLISAV-B, if it is approved by the FDA.

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

During the nine months ended September 30, 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. Of that amount, we paid $2.7 million during the first nine month period ended September 30, 2017 and expect to pay the remaining balance in the fourth quarter of 2017.

Interest Income and Other Income (Expense), Net

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Other (expense) income, net includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our interest income and other (expense) income, net (in thousands, except for percentages):

Increase	Increase
Three Months Ended	(Decrease) from	Nine Months Ended	(Decrease) from
September 30,	2016 to 2017	September 30,	2016 to 2017
2017	2016	$	%	2017	2016	$	%
Interest income	$429	$170	$259	152%	$809	$615	$194	32%
Other (expense) income, net	$(166)	$(26)	$140	538%	$(378)	$68	$(446)	(656)%

For both the three and nine months ended September 30, 2017 compared to 2016, interest income increased due to a higher average rate of return on our investments and a higher average investment balance. The change in other (expense) income, net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2017, we had $191.7 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities.

In August 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock and received net proceeds of approximately $80.8 million.

During the six months ended June 30, 2017, we sold 15,997,202 shares of our common stock and received net cash proceeds of $88.2 million pursuant to an At the Market Agreement that terminated in June 2017. In November 2017 we entered into an At the Market sales agreement under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. The November 2017 sales agreement is more fully described in Part II – Item 5 – Other Information.

During the nine months ended September 30, 2017, we used $59.8 million of cash for our operations primarily due to our net loss of $67.7 million, of which $13.0 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, reversal of deferred rent upon lease amendment and accretion and amortization on marketable securities. We also recorded charges of $2.8 million primarily related to severance, resulting from implementation of organizational restructuring and cost reduction plans in January 2017. By comparison, during the nine months ended September 30, 2016, we used $80.8 million of cash for our operations primarily due to a net loss of $90.7 million, of which $12.4 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. Cash used in our operations during the first nine months of 2017 decreased by $21.0 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2017, net cash used in investing activities was $114.8 million compared to $58.1 million in net cash provided by investing activities for the nine months ended September 30, 2016. Cash used in investing activities during the first nine months of 2017 included $114.4 million of net purchases of marketable securities compared with $64.6 million of net proceeds of marketable securities during the first nine months of 2016. Cash used in net purchases of property and equipment decreased by $6.1 million during the first nine months of 2017 compared to the same period in 2016 primarily due to the purchase of manufacturing equipment in 2016 for HEPLISAV-B.

During the nine months ended September 30, 2017 and 2016, net cash provided by financing activities was $169.8 million and $0.7 million, respectively. Cash provided by financing activities in the first nine months of 2017 included net proceeds of $169.2 million from the issuance of common stock under our underwritten public offering in August 2017 and our 2015 ATM Agreement.

We have incurred significant operating losses and negative cash flows from operations since our inception. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $191.7 million and we used $59.8 million of cash in operating activities during the first nine months of 2017.  We believe that our available cash, cash equivalents and marketable securities will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing. We expect spending to increase in connection with the development and manufacturing of our product candidates, particularly SD-101 and DV281, our lead investigational cancer immunotherapeutic product candidates, human clinical trials for our other product candidates and additional applications and advancement of our technology. In order to continue our development activities and if HEPLISAV-B is approved, we will need additional funding or a partnership to enable commercialization. This may occur through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Sufficient funding may not be available, or if available, may be on terms that significantly dilute or otherwise adversely affect the rights of existing stockholders. If adequate funds are not available in the future, we may need to delay, reduce the scope of or put on hold one or more development programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Contractual Obligations

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in December 2025 and March 2023, respectively. In May 2017, we amended the Berkeley Lease to extend the term of the Berkeley Lease to expire in December 2025 and to terminate the lease of an adjacent building. As a result of the amendment to the Berkeley Lease, our total future minimum lease payments at September 30, 2017 are $19.7 million.

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

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds, U.S. government agency securities, U.S. Treasuries and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of our net unrealized loss on investments would be $1.1 million or $1.4 million, respectively.

Due to the short duration and nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the condensed consolidated balance sheet as of September 30, 2017 was $1.2 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of September 30, 2017, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

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

On August 21, 2013, pursuant to a stipulation between the parties, the state court stayed the state derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On October 17, 2013, pursuant to a stipulation between the parties, the federal court stayed the federal derivative case pending a decision on the Company’s motion to dismiss in the In re Dynavax Technologies Securities Litigation. On May 8, 2015, the parties filed a stipulation to keep the state derivative case stayed until a final resolution in the In re Dynavax Technologies Securities Litigation. On May 15, 2015, the parties also stipulated to keep the federal derivative case stayed until a final resolution in the In re Dynavax Technologies Securities Litigation. The parties entered into a stipulation of settlement which provides that the Company will enter into certain corporate governance reforms, that the Company shall cause to be paid an attorneys’ fee of $925,000 to plaintiffs’ counsel, and for dismissal of all claims against defendants in both the state and federal derivative actions.  On August 21, 2017, the state court entered an order preliminarily approving the settlement and setting a final approval hearing date of October 17, 2017.  On October 17, 2017, the state court entered the final approval order and dismissed the state court action.  On October 20, 2017, the parties to the federal derivative action submitted a stipulation to the federal court to dismiss with prejudice the federal derivative action in light of the settlement. On October 24, 2017, the federal court granted the stipulation and dismissed the federal derivative action with prejudice.

On November 18, 2016, two substantially similar securities class action complaints were filed in the U.S. District Court for the Northern District of California against the Company and two of its executive officers, in Soontjens v. Dynavax Technologies Corporation et. al., (“Soontjens”) and Shumake v. Dynavax Technologies Corporation et al., (“Shumake”). The Soontjens complaint alleges that between March 10, 2014 and November 11, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to HEPLISAV-B. The Shumake complaint alleges violations of the same statutes related to the same subject, but between January 7, 2016 and November 11, 2016. The plaintiffs in both actions are seeking an unspecified amount of damages and attorneys’ fees and costs. On January 17, 2017, these two actions and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On January 31, 2017, the court appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on March 17, 2017. Defendants’ filed a motion to dismiss the consolidated amended complaint on May 1, 2017. On September 12, 2017, the District Court granted Defendants’ motion to dismiss, but gave lead plaintiff an opportunity to amend his complaint.  On October 3, 2017, plaintiff filed a Second Amended Complaint.  Defendants’ motion to dismiss is due on November 3, 2017.

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

For our most advanced product, HEPLISAV-B, on July 28, 2017 the FDA’s Vaccines and Related Biological Products Advisory Committee (“VRBPAC”) voted 12 to 1 (with 3 abstentions) that the safety data for HEPLISAV-B support licensure for immunization against hepatitis B infection in adults 18 years of age and older.  A prior VRBPAC panel voted 13 to 1 that the immunogenicity data for HEPLISAV-B support approval and thus the July 2017 VRBPAC was only asked to vote on safety. The FDA is not bound by VRBPAC’s recommendations regarding safety and efficacy, but takes its advice into consideration when reviewing marketing applications. HEPLISAV-B has a Prescription Drug User Fee Act (“PDUFA”) date of November 9, 2017.  There can be no assurance that the FDA will complete its review by that date and the review period could be further extended.  In addition, unless we reach an agreement on the post-marketing study our BLA may not be approved or the study may result in a cost that restricts our ability to justify further investment in the product. Finally, despite the favorable VRBPAC vote, there can be no assurance that the FDA will not issue a Complete Response Letter (“CRL”) in reconsidering our submission or otherwise further delay the review period.

In the U.S., our BLA must be approved by the FDA and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining approval of a BLA and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The BLA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials, including the Phase 3 results, or the development program are satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or proposed post-marketing study, or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); or a decision by the FDA not to approve our BLA despite an advisory committee recommendation of approval; and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, we received two CRLs from the FDA previously in 2013 and 2016, respectively. We have responded to each CRL, but there can be no assurance that we have addressed the outstanding FDA questions in a manner sufficient for approval in the U.S.

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

Failure to receive approval or significant additional delay in obtaining an FDA approval decision by the anticipated new November 9, 2017 PDUFA date for HEPLISAV-B would have a material adverse effect on our business and results of operations, including possible termination of HEPLISAV-B development and focusing our business on our earlier stage clinical and research immuno-oncology programs. During the pendency of an FDA decision on approval, we expect to increase expenditures relating to HEPLISAV-B in anticipation of potential approval. Even if HEPLISAV-B is approved, the labeling approved by the relevant regulatory authority may negatively impact the potential commercial opportunity for this product, including restricting how and to whom we and our potential partners, if any, may market the product or the manner in which our HEPLISAV-B product may be administered and sold, which could limit the potential for entering into a partnership and commercial opportunity for such product.

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

Clinical trials for our product candidates are expensive and time consuming, may involve combinations with other agents, may take longer than we expect or may not be completed at all, and their outcomes are uncertain.*

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA requirements can be expensive and time consuming. With respect to HEPLISAV-B, the FDA has requested additional information regarding our proposed post-marketing study. Unless we reach an agreement on the post-marketing study, our BLA may not be approved or the study may result in a cost that restricts our ability to justify further investment in the product.

We are currently undertaking clinical trials of SD-101 and DV281, including combination studies with other oncology agents, and expect to commence clinical trials for other product candidates in our immuno-oncology pipeline in the future. Our strategy with respect to development of SD-101 and DV281 involves combination studies with other oncology agents. While we believe that this combination agent approach increases the potential for success, these clinical trials are dependent on continuing access to the other oncology agents, and for combination studies that are pursuant to a collaboration they are contingent on agreement with our combination agent study partners regarding the use of the other agents, concurrence on a protocol and supply of clinical materials. Most of our combination agent study partners, such as Merck, are significantly larger than we are and are conducting various other combination studies with other immuno-oncology agents and collaborators. We are not certain these clinical trials will be successful, or that even if successful we would be able to reach agreement to conduct larger, more extensive clinical trials required to achieve regulatory approval for a combination product candidate regimen. In addition, results from smaller, earlier stage clinical studies may not be representative of larger, controlled clinical trials that would be required in order to obtain regulatory approval of a product candidate or a combination of product candidates.

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

HEPLISAV-B, SD-101 and most of our earlier stage programs rely on oligonucleotide TLR agonists. Serious adverse event data relating to TLR agonists may require us to reduce the scope of or discontinue our operations.

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

We have no commercialization experience, and the time and resources to reinstitute manufacturing and develop sales, marketing and distribution capabilities for HEPLISAV-B are significant. If we fail to achieve and sustain commercial success for HEPLISAV-B, either independently or with a partner, our business would be harmed.*

If our most advanced product candidate, HEPLISAV-B, is approved by the FDA, we will need to establish sales, marketing and distribution capabilities, or make arrangements with third parties to perform these services. These efforts will require resources and time and we may not be able to achieve these capabilities or enter into these arrangements on acceptable terms and in a timely manner. In particular, significant resources may be necessary to successfully market, sell and distribute HEPLISAV-B to patients with diabetes, a group recommended by the Centers for Disease Control (“CDC”) and Advisory Committee on Immunization Practices (“ACIP”) to receive hepatitis B vaccination.

Factors that may inhibit our efforts to commercialize HEPLISAV-B include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

To the extent we rely on other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market HEPLISAV-B, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues would likely be lower than if we marketed and sold our products directly.

Moreover, our pricing and reimbursement strategies with respect to our initial approval plans for HEPLISAV-B may significantly impact our ability to achieve commercial success in this potential patient population. Our ability to successfully obtain any market share and obtain profitability will be significantly dependent on our ability to invest appropriate resources in the marketing and launch of our product as well as the market’s acceptance of a sufficient price for HEPLSIAV-B to achieve profitability.

In addition, although we currently believe that we have sufficient inventory of HEPLISAV-B to launch the product, since we previously reduced our manufacturing efforts with respect to HEPLISAV-B following the 2016 CRL, we will have to restart production for the manufacture HEPLISAV-B in order to continue to supply product for use following launch. There can be no assurances that our estimates regarding product necessary to launch HEPLISAV-B will be sufficient or that we can successfully manufacture sufficient quantities in compliance with GMP in order to meet market demand.

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

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third party payors, which may make it difficult or impossible to sell our product candidates on commercially reasonable terms.*

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price or the availability of appropriate reimbursement from third party payors, in particular for HEPLISAV-B, where existing products are already marketed. While in the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, there can be no assurance that HEPLISAV-B would launch with stable pricing and favorable reimbursement.

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

We rely on CROs and Clinical Sites and Investigators for our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.

We rely on CROs, Clinical Sites and Investigators for our clinical trials. If these third parties do not perform their obligations or meet expected deadlines our planned clinical trials may be extended, delayed, modified or terminated. While we maintain oversight over our clinical trials and conduct regular reviews of the data, we are dependent on the processes and quality control efforts of our third party contractors to ensure that clinical trials are conducted properly and that detailed, quality records are maintained to support the results of the clinical trials that they are conducting on our behalf. Any extension, delay, modification or termination of our clinical trials or failure to ensure adequate documentation and the quality of the results in the clinical trials could delay or otherwise adversely affect our ability to commercialize our product candidates and could have a material adverse effect on our business and operations.

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

Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. If we obtain approval for and commercialize a vaccine or other product, our interactions with physicians and others in a position to prescribe or purchase our products will be subject to a legal regime designed to prevent healthcare fraud and abuse and off-label promotion. We also are subject to laws pertaining to transparency of transfers of value to healthcare providers; privacy and data protection; compliance with industry voluntary compliance guidelines; and prohibiting the payment of bribes.  Relevant U.S. laws include:

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

•	the federal, Food, Drug and Cosmetic Act and governing regulations which, among other things, prohibit off-label promotion of prescription drugs;
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

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives.  In addition, our continued growth in anticipation of commercialization may result in difficulties in managing our growth and expanding our operations successfully.*

We depend on our senior executive officers, as well as key scientific and other personnel. Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, including our Chief Executive Officer. We currently have no key person insurance on any of our employees.

As we advance HEPLISAV-B to commercialization, we will need to expand our regulatory, manufacturing, administrative, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various vendors, partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize HEPLISAV-B and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to effectively manage our commercialization efforts, research efforts and clinical trials and hire, train and integrate additional regulatory, manufacturing, administrative, and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company and achieving profitability.

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

We have experienced significant net losses in each year since our inception. Our accumulated deficit was $879.9 million as of September 30, 2017. To date, our revenue has resulted from collaboration agreements, government and private agency grants and services and license fees from our customers, including the customers of our wholly-owned subsidiary Dynavax GmbH. We anticipate that we will incur substantial additional net losses in future years as a result of our continuing investment in research and development activities and to commercialize HEPLISAV-B if it is approved by the FDA.

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

To continue development of our product candidates and, if it is approved, to launch HEPLISAV-B, we will need significant additional funds. Addressing this need may occur through strategic alliance and licensing arrangements and/or future public or private financings. We expect to continue to spend substantial funds in connection with:

•	development, manufacturing and, if approved, commercialization of our product candidates, particularly HEPLISAV-B;
•	various human clinical trials for our product candidates, including significant costs for post-marketing study obligations to maintain approval; and
•	protection of our intellectual property.

The cash requirements of our current operations will be significantly impacted by the FDA decision regarding potential approval for HEPLISAV-B. Although we believe we have current funds for at least the next twelve months based on our current operational plans, cash, cash equivalents and marketable securities on hand, we expect that if HEPLISAV-B is approved by the FDA, we will require additional capital following approval, in particular if we fail to enter into a third party collaboration following approval.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future, to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•

progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and BLA filing and communications, from the FDA or other regulatory agencies, including a decision by the FDA regarding our response to its 2016 CRL for HEPLISAV-B;

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

One or more of these factors could cause a substantial decline in the price of our common stock. In addition, securities class action and shareholder derivative litigation has often been brought against a company following a decline in the market price of its securities. We are currently the target of such litigation, resulting from the decline in our common stock following the disclosure in November 2016 of the FDA’s 2016 CRL related to HEPLISAV-B. We may in the future be the target of additional such litigation. Securities and shareholder derivative litigation could result in substantial costs, and divert management’s attention and resources, which could harm our business, operating results and financial condition.

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

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2017 we had 60,587,000 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 At the Market Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150,000,000. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

On November 3, 2017, we entered into an At the Market issuance (“ATM”) Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion shares of our common stock having an aggregate offering price of up to $150,000,000 through Cowen as our sales agent.

Cowen may sell the common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Act”), including without limitation sales made by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Agreement. We have also provided Cowen with customary indemnification rights under the Agreement.

We are not obligated to make any sales of common stock under the Agreement. The offering of shares of our common stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Agreement, or (ii) termination of the Agreement in accordance with its terms.

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed herewith as Exhibit 10.1 to this report and is incorporated herein by reference. A copy of the opinion of Cooley LLP relating to the legality of the issuance and sale of the securities under the Agreement is filed as Exhibit 5.1 to this report.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Amended and Restated Bylaws	3.2	S-1/A	February 5, 2004	333-109965
3.9	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.4	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.5	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	4.6	10-K	March 6, 2009	001-34207
5.1	Opinion of Cooley LLP					X
10.1	Sales Agreement, dated November 3, 2017, by and between the Company and Cowen and Company, LLC					X
10.2	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and the Company					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract, compensatory plan or arrangement
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 3, 2017	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2017	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)