Form 10-K
period 2017-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2018-03-08
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2017 as reported on the NASDAQ Capital Market, was approximately $491,000,000. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2018, the registrant had outstanding 61,681,017 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B™, develop and timely achieve regulatory approval for  SD-101,  DV281 and our other early stage compounds, our business, collaboration and regulatory strategy, our intellectual property position, our product development efforts, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout our document and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

OVERVIEW

We are a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our first commercial product, HEPLISAV-B™ (Hepatitis B Vaccine (Recombinant), Adjuvanted), was approved by the United States Food and Drug Administration (“FDA”) in November 2017 for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018.  Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents. Our lead investigational immuno-oncology products are SD-101, currently being evaluated in Phase 2 clinical studies, and DV281, in a Phase 1 safety study.

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

Our research has resulted in the identification of proprietary synthetic oligonucleotides (short segments of DNA), that mimic the activity of microbial DNA and selectively activate one of these important receptors, TLR9. These are called CpG oligonucleotides – CpGs for short – referring to the presence of specific nucleotide sequences containing the CG base pair. In addition, we are developing compounds that activate two other important innate receptors, TLR7 and TLR8. These TLR agonists are able to stimulate or modify immune responses as single agents and can synergize with other classes of immunotherapeutic agents. In combination with tumor antigens or vaccines, these TLR agonists can substantially enhance and prolong protective immune responses. Thus, this portfolio of novel and potent activators opens multiple opportunities for expanding the scope of cancer immunotherapy, enhancing the efficiency of vaccines and modulating allergic diseases.

Our Strategy

•	Commercialize HEPLISAV-B, initially in the United States, to generate cash flows to support continued development of TLR-based immuno-oncology therapeutics and new vaccines
•

Demonstrate the versatility of our immuno-oncology platform by assessing efficacy in multiple tumor types and in combination with a range of modalities through clinical development of product candidates in three areas:

o	Intratumoral SD-101 in combination with anti-PD-1 therapies in melanoma, head and neck squamous cell carcinoma (“HNSCC”) and additional tumor types
o	Combinations of SD-101, DV281 or our other TLR agonists in combination with agents other than anti-PD-1/L-1 alone, including other immuno-modulatory agents or chemotherapy
o	TLR9 or TLR7/8 agonists designed for targeted delivery beyond intratumoral injection

HEPLISAV-B

The Company's first commercial product, HEPLISAV-B (Hepatitis B Vaccine, (Recombinant), Adjuvanted), was approved on November 9, 2017 by the FDA for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older.

HEPLISAV-B combines 1018, our proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) that is manufactured by Dynavax GmbH, our wholly-owned subsidiary in Düsseldorf, Germany. In Phase 3 trials, HEPLISAV-B demonstrated higher rates of protection with fewer doses than a currently approved hepatitis B vaccine and a similar adverse event profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S.

About Hepatitis B

Hepatitis B is a viral disease of the liver that can become chronic and lead to cirrhosis of the liver, liver cancer and death. Hepatitis B virus is an extremely infectious and potentially deadly virus. It can be spread through the exchange of body fluids such as semen or blood, and is 50 to 100 times more infectious than HIV.

Hepatitis B can be either acute or chronic. Acute hepatitis B virus infection is a short-term illness that occurs within the first six months after exposure to the hepatitis B virus. Acute infection can — but does not always — lead to chronic infection. Chronic hepatitis B virus infection is a long-term illness that occurs when the hepatitis B virus remains in a person’s body.

There is no cure for hepatitis B, but the disease can be prevented through effective vaccination. The World Health Organization (“WHO”) and Centers for Disease Control and Prevention (“CDC”) have set a goal to eliminate all viral hepatitis infections, including hepatitis B, globally by 2030, and are calling for a continued commitment to increase services to eliminate hepatitis.

Increasing Prevalence

Worldwide, an estimated 257 million people are living with hepatitis B, including 850,000 in the United States, where an estimated 20,000 new infections occur each year. In 2015, new cases of acute hepatitis B increased by more than 20 percent nationally.

Disease Transmission

In adults, sexual transmission of hepatitis B may occur, particularly in unvaccinated men who have sex with men and heterosexual persons who have multiple sex partners or contact with sex workers. Transmission of the virus may also occur through the reuse of needles and syringes either in healthcare settings or among persons who inject drugs. Infection also can occur during medical, surgical and dental procedures, through tattooing or the use of razors contaminated with infected blood.

Prevention in Adults with Effective Vaccination

Adult vaccination to prevent hepatitis B is recommended by the CDC Advisory Committee on Immunization Practices (“ACIP”) for many at-risk populations, including certain healthcare and public safety workers, people with diabetes and travelers.  The ACIP recommendation includes adults with the following risks:

•

Environmental Related Risk - Health care and first responders, travelers, persons who are in close contact with hepatitis B infected patients, residents and staff of facilities for developmentally disabled and those who work with HBV-infected primates or HBV in the lab;

•	Increased Risk or Severity of Disease due to Chronic Conditions - Adults with diabetes, end stage renal disease, HIV and chronic liver disease;

•	Behavioral Risk – Men who have sex with men, persons with multiple sex partners, STD clinic patients, inmates, IV drug users.

Protection Against Hepatitis B

The approval of HEPLISAV-B was based on data from three Phase 3 non-inferiority trials of nearly 10,000 adult participants who received HEPLISAV-B. These pivotal studies compared HEPLISAV-B administered in two doses over one month to Engerix-B administered in three doses over a six-month schedule. Results from HBV-23, the largest Phase 3 trial, which included 6,665 participants, showed that HEPLISAV-B demonstrated a statistically significantly higher rate of protection of 95% compared with 81% for Engerix-B. Across the three clinical trials, the most common local reaction was injection site pain (23% to 39%). The most common systemic reactions were fatigue (11% to 17%) and headache (8% to 17%).

Commercialization of HEPLISAV-B in the United States

Dynavax has worldwide commercial rights to HEPLISAV-B. There are three approved hepatitis B vaccines in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (“GSK”) and Recombivax-HB® from Merck & Co. (“Merck”).

We commenced shipments of HEPLISAV-B in January 2018. Currently, the total U.S. sales for adult hepatitis B vaccines is approximately $270 million annually. We are targeting approximately 25% of the total vaccine outlets that we believe represents approximately 80% of hepatitis B vaccine sales with our recently deployed field sales force team of approximately 60 people across 10 regions. On February 21, 2018, the CDC’s ACIP voted unanimously in favor of including HEPLISAV-B on its list of ACIP recommended products for use to vaccinate adults against hepatitis B.

In late 2012 the ACIP expanded its recommendation for adults who should be vaccinated against hepatitis B to include people with diabetes mellitus (type 1 and type 2). According to the CDC there are 20 million adults diagnosed with diabetes and another 1.5 million new cases diagnosed each year. This population represents a significant increase in the number of adults recommended for vaccination against hepatitis B in the U.S.

Development Programs

Our pipeline of product candidates includes the following. Each clinical stage program is discussed in further detail below.

Product Candidate	Indication(s)	Stage of Development	Partner
Immuno-oncology
SD-101	Melanoma	Phase 2	Merck & Co1
SD-101	Head and Neck Squamous Cell Carcinoma	Phase 2	Merck & Co1
DV281	Non-small Cell Lung Cancer	Phase 1
DV230F	Liver Tumors	Preclinical
DV1001and others	TLR7/8 agonists for oncology	Preclinical
Immune-Mediated Diseases
AZD1419	Asthma Disease Modification	Phase 2	AstraZeneca AB2

[1] Under clinical collaboration with Merck & Co. Dynavax is funding the study and maintains all commercial rights to SD-101.

[2]AstraZeneca AB is funding and conducting the study and has licensed worldwide commercial rights.

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

We are developing our initial immuno-oncology product candidates, SD-101 and DV281, to eventually be combined with a variety of immunotherapies when activation of an anti-tumor immune response is desirable. We are targeting combinations with checkpoint inhibitors that offer activities synergistic with TLR9 stimulation, with an initial focus on approved checkpoint inhibitors in indications that have generally low response rates and would provide a clear path to approval. As a result, in 2015, we began our first combination trial in metastatic melanoma with SD-101, our novel intratumoral TLR9 agonist, in combination with KEYTRUDA® (pembrolizumab), an anti-PD1 therapy approved for metastatic melanoma, under a clinical collaboration with Merck. We have expanded this trial to include head and neck squamous cell carcinoma, another approved indication for KEYTRUDA. Under the terms of the agreement, Dynavax is sponsoring and funding the trial, Merck is supplying KEYTRUDA at no cost and the data and intellectual property are shared. Each party has agreed that during the term of the study, it will not conduct a combination study with any third party that involves the combination of the two classes of compounds.

We also are conducting a study of DV281 in lung cancer in combination with an anti-PD-1 therapy and there are ongoing and planned studies to support our strategy to develop SD-101 and DV281 in combination with multiple checkpoint inhibitors and other agents in multiple indications. Studies sponsored by us include the following:

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

In June 2017, we reported results from the Phase 1 dose escalation part of the study, evaluating 19 patients for efficacy and 22 patients for safety. In patients naïve to anti-PD-1 treatment, the overall response rate was 100% (seven of seven evaluable patients) and the complete response rate was 29%. Of the 12 evaluable patients who had progressed on prior anti-PD-1/L1 monotherapy prior to enrollment, two partial responses were observed (16.7%).  The combination of the two drugs was generally well tolerated with no dose-limiting toxicities.

In early 2017, we completed the initial dose escalation phase and began the Phase 2 expansion phase of the trial with the objective of enrolling approximately 60 patients with malignant melanoma who are naïve to anti-PD-1/L1 therapy and 25 patients with progressive disease following previous anti-PD-1/L1 therapy.

SD-101 in combination with KEYTRUDA® (pembrolizumab) in Head and Neck Squamous Cell Carcinoma

Based on the initial results from the combination of SD-101 and KEYTRUDA in melanoma, we expanded the combination study with KEYTRUDA to include a Phase 2 trial seeking to enroll approximately 34 patients with recurrent or metastatic head and neck squamous cell cancers who are naïve to anti-PD-1/L1 therapy and 25 patients with progressive disease following anti-PD-1/L1 therapy.

DV281 – Inhaled TLR 9 agonist for lung cancer

We pioneered the development of inhaled TLR9 agonists. We designed and developed AZD1419, an inhaled TLR9 agonist for asthma under a collaboration with AstraZeneca AB (“AstraZeneca”) and that product candidate is currently being evaluated by AstraZeneca in a Phase 2 clinical trial in asthma patients.  Based on this experience and our SD-101 research, we are developing a TLR9 agonist, DV281, designed for delivery to lung cancer patients as an inhaled aerosol.

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

Studies in preclinical animal models of lung cancer show that this direct delivery of DV281 to tumor-bearing lungs results in induction of interferons and cytokines and infiltration of T cells, responses similar to those observed after intratumoral injection of SD-101. Animal models also demonstrate synergy of inhaled DV281 with anti-PD1 antibodies in reducing tumor burden and generating a systemic and durable anti-tumor response. Inhaled DV281, delivered by a nebulizer, entered clinical trials for NSCLC, in combination with anti-PD-1 therapy, in October, 2017.

AZD1419 for Asthma

AZD1419 is being developed for the treatment of asthma pursuant to a collaboration with AstraZeneca. AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms by converting the response from one primarily mediated by type-2 helper T cells to type-1 helper T cells.

A Phase 1a study of AZD1419 demonstrated its safety and tolerability in healthy subjects. The study also produced dose-dependent induction of genes by endogenous interferon, as measured in sputum, indicating presence of the drug at the target site and expected activity. AstraZeneca is conducting a Phase 2a trial in asthma patients.

Vaccine Adjuvants

Our vaccine research to date has focused on the use of TLR9 agonists as novel adjuvants. Different TLR9 agonist molecules are taken up within different endosomes within target cells, stimulating different signaling pathways. CpG B-Class TLR9 agonists, such as our 1018 vaccine adjuvant, are selectively taken up by late endosomes (more mature endosomes also known as multivesicular bodies), resulting in signaling that leads to release of cytokines necessary for T cell activation and establishing long-term immunity but with modest induction of interferon alpha. TLR9 stimulation also helps generate memory T Helper 1 (“Th1”) cells that can stimulate the immune system to induce long-lasting effects. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and durable levels of protective antibodies. We are evaluating additional candidates to leverage our 1018 adjuvant in additional vaccines. We are collaborating with the Serum Institute of India, to develop adjuvanted vaccines using 1018. Our initial joint program is an improved pertussis vaccine.

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

As of December 31, 2017, our intellectual property portfolio included over 30 issued U.S. patents, over 240 issued or granted foreign patents and over 30 additional pending U.S. and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof.

We have an issued U.S. patent covering the TLR agonist contained in our HEPLISAV-B vaccine that will expire in June 2018, for which we filed a Patent Term Extension Application in January 2018, which, if obtained, would extend the expiration date by five years. We have two issued patents relating to certain uses of HEPLISAV-B that expire in 2032.  We have issued patents expiring in 2023 and covering compositions such as SD-101 and their uses in the U.S. and in several major European and other countries. We own or have an exclusive license to U.S. and foreign patents and patent applications pending for each of our other product candidates and/or their uses. At present, it is not known or determinable whether patents will issue from any of these applications or what the specific expiration dates would be for any patents that do issue.

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

In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of patents varies in accordance with provisions of applicable local law, but typically is 20 years from the filing date. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2018 to 2038.

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

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical companies and biotechnology companies, as well as universities and research institutions, may have filed patent applications or may have been granted patents that cover inventions similar to the inventions owned or licensed to us. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to make, use or sell any products. If another party controls patents or patent applications covering our products, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products. Two of our competitors, Merck and GSK, are exclusive licensees of broad patents covering HBsAg, a component of HEPLISAV-B. We have a non-exclusive license to the patent licensed to Merck. The three patents licensed to GSK expire July 31, 2018.  With our having commercialized HEPLISAV-B, we may become involved in litigation or licensing in respect of these patents.

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. The existence of third-party patent applications and patents could significantly reduce the coverage of the patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. For example, Pfizer, Inc. has issued U.S. and foreign patent claims as well as patent claims pending with the PTO and foreign patent offices that, if held to be valid, could require us to obtain a license in order to commercialize one or more of our formulations of TLR agonist other than with respect to HEPLISAV-B, for which we have a license. Litigation or any other proceedings, such as patent interferences, could result in substantial costs to and diversion of effort by us, and an adverse outcome in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from other parties, or require us to cease using some of our technology. We may not prevail in these actions or proceedings, if any.

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

HEPLISAV-B, a two-dose hepatitis B vaccine, competes directly with conventional three-dose marketed vaccines Engerix-B from GSK as well as Recombivax-HB marketed by Merck. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and U.S. In addition, HEPLISAV-B competes against Twinrix, a multivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.

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

We are in direct competition with a number of other companies developing TLR agonist as well as other mechanisms of action that are focused on stimulating the immune response. These companies include Aduro Biotech, Inc., Idera Pharmaceuticals, Inc., Immune Design Corp. and Checkmate Pharmaceuticals, Inc.

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

REGULATORY CONSIDERATIONS

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose extensive requirements upon the clinical development, pre-market approval, manufacture, labeling, marketing, promotion, pricing, import, export, storage and distribution of biopharmaceuticals. These agencies and other regulatory agencies regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, advertising and promotion of drugs and biologics. Failure to comply with applicable FDA or foreign regulatory agency requirements may result in warning letters, fines, civil or criminal penalties, additional reporting obligations and/or agency oversight, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations and biologics additionally under the Public Health Service Act. The process required by the FDA before biopharmaceuticals may be marketed in the United States generally involves the following:

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;
•	completion of extensive pre-clinical laboratory tests and pre-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each proposed indication;
•

submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials to demonstrate the safety, purity and potency of the product for the indication for use;

•	a determination by the FDA within sixty days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with the FDA’s current good manufacturing practices regulations for pharmaceuticals, or cGMPs; and

•	FDA review and approval of a BLA prior to any commercial marketing or sale of the product in the United States.

The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

The results of pre-clinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the thirty-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice regulations and regulations for informed consent and privacy of individually identifiable information.

Clinical Trials. For purposes of BLA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:

•

Phase 1. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, distribution, metabolism, and excretion, typically in healthy humans, but in some cases in patients.

•

Phase 2. Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, explore the initial efficacy of the product for specific targeted indications and to determine dose range or pharmacodynamics. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3. These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial centers.

•

Phase 4. The FDA may approve a BLA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the product after approval under a post-marketing commitment or post- marketing requirement. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved a product. Post-approval trials are typically referred to as Phase 4 clinical trials.

The results of biologic development, pre-clinical studies and clinical trials are submitted to the FDA as part of a BLA. Applications also must contain extensive manufacturing and control information. Applications must be accompanied by a significant user fee. Once the submission has been accepted for filing, the FDA’s goal is to review applications within twelve months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, eight months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA will typically conduct a pre-approval inspection of the manufacturer to ensure that the product can be reliably produced in compliance with cGMPs and will typically inspect certain clinical trial sites for compliance with good clinical practice, or GCP. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. The FDA may deny approval of an application by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or trial(s), and/or other significant, expensive and time- consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Approval may occur with boxed warnings on product labeling or Risk Evaluation and Mitigation Strategies, or REMS, which limit the labeling, distribution or promotion of a product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

Other Regulatory Requirements. Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review, payment of product and manufacturing establishment fees and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action, additional reporting requirements and/or oversight by the agency, import alert or possible civil penalties. The FDA may also require us to recall a product from distribution or withdraw approval for that product.

The FDA closely regulates the post-approval marketing and promotion of pharmaceuticals, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet, including certain social media activities. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental application, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential administrative, civil and criminal penalties, as well as damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs, additional reporting requirements and/or oversight by the agency, and imprisonment, any of which could adversely affect our ability to sell our products or operate our business and also adversely affect our financial results.

Physicians may, in their independent medical judgment, prescribe legally available pharmaceuticals for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, or PDMA, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If our promotional activities, including any promotional activities that a contracted sales force may perform on our behalf, fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require corrective advertising or a recall or institute fines or civil fines, additional reporting requirements and/or oversight or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

Outside the United States, the ability of our partners and us to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country and region to region.

Healthcare Fraud and Abuse Laws. As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. These laws are applicable to manufacturers of products regulated by the FDA, such as us, and pharmacies, hospitals, physicians and other potential purchasers of such products.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” is defined as any remuneration, direct or indirect, overt or covert, in cash or in kind, and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute may have been violated, and enforcement will depend on the relevant facts and circumstances. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute to state that a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or to have offered improper inducements to federal health care program beneficiaries to select a particular provider or supplier. The federal Anti-Kickback Statute is broad, and despite a series of narrow statutory exceptions and regulatory safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. In addition, where such activities involve foreign government officials, they may also potentially be subject to the Foreign Corrupt Practices Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including our activities with physician customers, pharmacies, and patients, as well as our activities pursuant to partnerships with other companies and pursuant to contracts with contract research organizations, could be subject to challenge under one or more of such laws.

The federal criminal and civil false claims laws, including the False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, the ACA specified that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The federal False Claims Act has been the basis for numerous enforcement actions and settlements by pharmaceutical and other healthcare companies in connection with various alleged financial relationships with customers. In addition, a number of pharmaceutical manufacturers have reached substantial financial settlements in connection with allegedly causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. Certain marketing practices, including off-label promotion, may also violate false claims laws, as might violations of the federal physician self-referral laws, such as the Stark laws, which prohibit a physician from making a referral to certain designated health services with which the physician or the physician’s family member has a financial interest and prohibit submission of a claim for reimbursement pursuant to the prohibited referral. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted similar fraud and abuse statutes or regulations, including, without limitation, false claims laws analogous to the False Claims Act that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

Separately, there are a number of other fraud and abuse laws that pharmaceutical manufacturers must be mindful of, particularly after a product candidate has been approved for marketing in the United States. For example, a federal criminal law enacted as part of, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. There are also federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Healthcare Privacy and Security Laws. We may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” — independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In addition to possible civil and criminal penalties for violations, HITECH created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. State laws also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices. In addition, a similar federal requirement, known as the Physician Payments Sunshine Act, requires manufacturers, including pharmaceutical manufacturers, to track and report annually to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government discloses the reported information on a publicly available website. Certain states, such as Massachusetts, also make the reported information publicly available.  In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations. These laws may adversely affect our sales, marketing, and other activities with respect to our products in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

Government Price Reporting. For those marketed products which are covered in the United States by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require products be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug price increases over time more than the rate of inflation (based on the CPI-U).  This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer.  This “additional rebate” calculation can, in some cases where price increase have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100 percent of a drug’s “average manufacturer price” and 340B prices of one penny.

In General. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities in the United States could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements.  If we or our operations are found to be in violation of any of the state or federal laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in U.S. federal or state healthcare programs, additional reporting requirements and/or oversight, if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, sunshine, government price reporting, and fraud laws may prove costly.

Impact of Healthcare Reform and Recent Public Scrutiny of Specialty Drug Pricing on Coverage, Reimbursement, and Pricing. In the United States and other potentially significant markets for our products, - federal and state authorities as well as third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average net selling prices. Further, there is increased scrutiny of prescription drug pricing practices by federal and state lawmakers and enforcement authorities.  In addition, there is an emphasis on managed healthcare in the United States, which will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access. For example, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufactures. There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  For example, in California, effective January 1, 2019, drug companies must notify insurers and government regulators of certain price increases and provide an explanation of the reasons for such increases.

In the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  We continue to evaluate the effect that the ACA and additional actions by Congress to possibly repeal and replace it has on our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. In the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

MANUFACTURING

We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing our product candidates, including the manufacturing of TLR agonists, antigens, and the formulation, fill and finish of the resultant products. We have relied on a limited number of suppliers to produce products for clinical trials and a single supplier to produce our 1018 for HEPLISAV-B. In order to successfully manufacture and commercialize HEPLISAV-B, we have secured long term supply agreements with the key third party suppliers and vendors for supply of product for commercialization. To date, we have manufactured only small quantities of TLR agonists ourselves for development purposes. We currently manufacture the HBsAg for HEPLISAV-B at our Dynavax GmbH facility and are in the process of reinitiating our commercial production capabilities in that facility, which is essential to our continuing ability to supply commercial product once our existing inventory of HEPLISAV-B is sold.

RESEARCH AND DEVELOPMENT

Conducting a significant amount of research and development has been central to our business model. Our research and development expenses were $65.0 million, $84.5 million and $86.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ENVIRONMENT

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.

EMPLOYEES

As of December 31, 2017, we had 170 full-time employees, including 111 employees in our headquarters in Berkeley, California and 59 employees in our office and manufacturing facility in Düsseldorf, Germany. As of February 28, 2018, we had 192 employees, including 121 full-time employees in Berkeley, California and 71 employees in Düsseldorf, Germany.

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

Various statements in this Annual Report on Form 10-K are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, commercialization efforts of the approved products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Risks Related to our Business and Capital Requirements

We have launched HEPLISAV-B in the United States and we have personnel experienced with marketing drug products, but Dynavax has not previously commercialized a product.  While we have recently established full commercial capabilities, given that this is Dynavax’s first marketed produced, there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of  HEPLISAV-B,  will require significant resources and time and, while Dynavax personnel are experienced with respect to marketing of prescription drug products, because HEPLISAV-B is the company’s first marketed product, there is a risk that we may not  successfully commercialize HEPLISAV-B. In addition, successful commercialization of HEPLISAV-B will require that we negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships.  There is a risk that we may not complete or maintain all of these important contracts and thus our commercialization may not be successful.  Moreover, we expect that significant resources will need to be invested in order to successfully market, sell and distribute HEPLISAV-B for use with diabetes patients. The Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that patients with diabetes, one of our targeted patient populations, receive hepatitis B vaccinations and while the potential number of recommended vaccine adult patients is larger, we are unable to predict how many of those may receive HEPLISAV-B.

In addition to the risk with building and maintaining our own commercial capabilities and with contracting, other factors that may inhibit our efforts to successfully commercialize HEPLISAV-B include:

•	whether we are able to recruit and retain adequate numbers of effective sales and marketing personnel;

•	whether we are able to access key health care providers to discuss HEPLISAV-B;

•	whether we can compete successfully as a new entrant in established distribution channels for vaccine products; and

•	whether we will maintain sufficient funding to cover the costs and expenses associated with creating and sustaining a capable sales and marketing organization and related commercial infrastructure.

If we are not successful, we may be required to collaborate or partner with a third party pharmaceutical or biotechnology company with existing products. To the extent we determine to rely on other pharmaceutical or biotechnology companies or third party contract organizations with established sales, marketing and distribution capabilities to market HEPLISAV-B, we will need to establish and maintain collaboration arrangements, and we may not be able to enter into these arrangements on acceptable terms or for a period of time that may be required to establish HEPLISAV-B in the market. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues may be lower than if we marketed and sold our products directly with the highest priority.

If we, or our partners, if any, are not successful in setting our marketing, pricing and reimbursement strategies, recruiting and maintaining effective sales and marketing personnel or in building and maintaining the infrastructure to support commercial operations, we will have difficulty successfully commercializing HEPLISAV-B, which would adversely affect our business and financial condition. To the extent our commercialization of HEPLISAV-B is not successful and we must partner with and rely upon the efforts of other pharmaceutical or biotechnology companies with established sales, marketing and distribution systems to market HEPLISAV-B, we will need to establish and maintain partnership arrangements, and we may not be able to enter into these arrangements on acceptable terms or at all. To the extent that we enter into co-promotion or other arrangements, certain revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control.

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third party payors, which may make it difficult or impossible to sell our product candidates on commercially reasonable terms.

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price and the availability of appropriate reimbursement from third party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLSIAV-B sufficient to achieve profitability, and future acceptance of such pricing.

Third party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing and reimbursement decisions may not allow our future products to compete effectively with existing competitive products. Because we intend to offer products, if approved, that involve new technologies and new approaches to treating disease, the willingness of third party payors to reimburse for our products is uncertain. We will have to charge a price for our products that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to achieve profitability, and such unavailability could harm our future prospects and reduce our stock price.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business.

We are dependent on the commercial success of HEPLISAV-B and the success of our development stage products including SD-101, which depend on regulatory approval. Failure to maintain or obtain regulatory approvals could require us to discontinue operations.

The remainder of our pipeline consists of early stage oncology product candidates, and early stage development is inherently risky. Even if we have early indications of success in clinical development, in order to be able to market our products in the U.S., we must obtain approval from the FDA, and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining FDA marketing approval and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The FDA  review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials or the development program are satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or proposed post-marketing study, or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, we received Complete Response Letters from the FDA for HEPLISAV-B in 2013 and 2016 before obtaining approval in November 2017.

In February 2014, we announced our withdrawal of our Marketing Authorization Application (“MAA”) for approval of HEPLISAV-B to the EMA, in part because the required time frame for response under the MAA procedure was not long enough to permit the collection of the necessary clinical data.  Our ability to market HEPLISAV-B outside the United States, such as in Europe, is dependent upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur expense. In addition, there is the risk that we may not receive approval in one or more jurisdictions.

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

We are subject to ongoing FDA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

Our HEPLISAV-B regulatory approval is subject to certain post-marketing obligations and commitments to the FDA.  We must conduct an observational comparative study of HEPLISAV-B to another Hepatitis B vaccine to assess occurrence of acute myocardial infarction; must conduct an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and must establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B.  These studies will require significant effort and resources, and failure to timely conduct these studies to the satisfaction of FDA could result in withdrawal of our BLA approval.  The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, ICH guidelines, and GLPs. If we are not able to meet and maintain regulatory compliance, we may lose marketing approval and be required to withdraw our product.  As noted in the preceding paragraph, withdrawal would have a material adverse effect on our business.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the years ended December 31, 2017 and 2016 were $95.2 million and $112.4 million, respectively. As of December 31, 2017, we had an accumulated deficit of $907.3 million.

With the approval of HEPLISAV-B and our investment in the launch and commercialization of this product in the U.S. in addition to our investment in our oncology product candidates, we expect to continue incurring significant expenses and increasing operating losses for the foreseeable future. Our expenses will also increase substantially as we establish and maintain commercial infrastructure while continuing to invest in the clinical development of our oncology pipeline, reinitiate and invest in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B and continue to hire commercial, clinical, manufacturing and operational personnel in order to build our business.  Due to the numerous risks and uncertainties associated with developing and commercializing vaccine and pharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

If we are unable to achieve and sustain profitability, we will need to continue to raise funds through strategic alliance and licensing arrangements or the capital markets, including debt or equity or other structured finance mechanisms, in order to sustain our business and operations. As a result of those activities, the market value of our common stock may be negatively impacted and be volatile. Adequate financing may not be available to us on acceptable terms, or at all.  If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increases fixed payment obligations, or both.  In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations and continue development of our product candidates.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in (a) commercialization of HEPLISAV-B, (b) clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and (c) discovery research and development.   Until we can generate a sufficient amount of revenue, if any, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all.  If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

The FDA may require more clinical trials for our development stage product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates, which will impair our ability to generate revenues.

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

We are currently undertaking clinical trials of SD-101 and DV281, including combination studies with other oncology agents, and expect to commence clinical trials for other product candidates in our immuno-oncology pipeline in the future. Our strategy with respect to development of SD-101 and DV281 involves combination studies with other oncology agents. While we believe that this combination agent approach increases the potential for success, these clinical trials are dependent on continuing access to the other oncology agents, and for combination studies that are pursuant to a collaboration they are contingent on agreement with our combination agent study partners regarding the use of the other agents, concurrence on a protocol and supply of clinical materials. Most of our combination agent study partners, such as Merck & Co. (“Merck”), are significantly larger than we are and are conducting various other combination studies with other immuno-oncology agents and collaborators. We are not certain these clinical trials will be successful, or that even if successful we would be able to reach agreement to conduct larger, more extensive clinical trials required to achieve regulatory approval for a combination product candidate regimen. In addition, results from smaller, earlier stage clinical studies may not be representative of larger, controlled clinical trials that would be required in order to obtain regulatory approval of a product candidate or a combination of product candidates.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies and drugs or given to larger patient populations, which often occur in later-stage clinical trials, or less favorable clinical outcomes. Moreover, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.

Third party organizations such as patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by a Data Safety Monitoring Board (“DSMB”), and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

HEPLISAV-B, SD-101 and most of our earlier stage programs rely on oligonucleotide TLR agonists. Serious adverse event data relating to TLR agonists may require us to reduce the scope of or discontinue our operations.

Most of our programs, including HEPLISAV-B and SD-101, incorporate TLR9 agonist CpG oligonucleotides. If any of our product candidates in clinical trials or similar products from competitors produce serious adverse event data, we may be required to delay, discontinue or modify many of our clinical trials or our clinical trial strategy. If a safety risk based on mechanism of action or the molecular structure were identified, it may hinder our ability to develop our product candidates or enter into potential collaboration or commercial arrangements. Rare diseases and a numerical imbalance in cardiac adverse events have been observed in patients in our clinical trials. If adverse event data are found to apply to our TLR agonist and/or inhibitor technology as a whole, we may be required to significantly reduce or discontinue our operations.

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our product candidates in commercial quantities. With respect to HEPLISAV-B, while we have reinitiated manufacturing and have a substantial quantity of available product, we are intending to switch to a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on timely approval of our pre-filled syringe by the FDA.

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing our product candidates, including HEPLISAV-B, SD-101, and DV281, certain antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. In connection with our restructuring in January 2017, we elected to retain, but furlough, much of the workforce in Düsseldorf supporting the manufacture of rHBsAg for HEPLISAV-B and utilize the existing stockpiled inventory of HEPLISAV-B to meet expected initial demand if the product was approved. Although we have sufficient inventory of HEPLISAV-B to launch the product and we have brought back staff at our facility in Dusseldorf that had been furloughed, hired additional staff where needed and reinstated manufacturing, there can be no assurance that we can successfully manufacture sufficient additional quantities in compliance with GMP in order to meet market demand. In addition, we have filed a BLA supplement with the FDA to manufacture and sell a pre-filled syringe presentation of HEPLISAV-B.  Our ability to meet market demand in the future will be dependent upon timely FDA review and approval of the application.

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

In countries outside of the U.S., we may not be able to comply with ongoing and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or disrupt the commercialization of HEPLISAV-B or our other product candidates and could result in significant expense.

If we receive regulatory approval for our other product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review.

With respect to HEPLISAV-B and our other product candidates in development, we and our third party manufacturers and suppliers are required to comply with applicable GMP regulations and other international regulatory requirements. The regulations require that our product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of key components and materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. Additionally, third party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the manufacture of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

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

We may seek to introduce certain of our product candidates, including HEPLISAV-B, in various markets outside the U.S. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial costs as well as burdens on our personnel resources  in addition to potential diversion of management’s attention from domestic operations. International operations are subject to risk, including:

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

We withdrew our MAA for HEPLISAV-B in Europe in 2014.  We may not be able to provide sufficient data or respond to other comments to our previously filed MAA sufficient to obtain regulatory approval in Europe in a reasonable time period or at all.

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

Even if we obtain regulatory approval for our product candidates, such as the FDA approval of HEPLISAV-B in November 2017, and are able to commercialize them, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

The degree of market acceptance of HEPLISAV-B and any of our future approved products will depend upon a number of factors, including:

•	the indication for which the product is approved and its approved labeling;
•	the presence of other competing approved therapies;
•	the potential advantages of the product over existing and future treatment methods;
•	the relative convenience and ease of administration of the product;
•	the strength of our sales, marketing and distribution support;
•	the price and cost-effectiveness of the product; and
•	sufficient third-party reimbursement and the willingness of patients to pay out-of-pocket in the absence of sufficient reimbursement by third-party payors.

The FDA or other regulatory agencies could limit the labeling indication for which our product candidates may be marketed or could otherwise limit marketing efforts for our products. If we are unable to achieve approval or successfully market any of our product candidates, or marketing efforts are restricted by regulatory limits, our ability to generate revenues could be significantly impaired.

A key part of our business strategy for products in development is to establish collaborative relationships to help fund development and commercialization of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.

We may need to establish collaborative relationships to obtain domestic and/or international sales, marketing and distribution capabilities for those product candidates. Failure to obtain a collaborative relationship for HEPLISAV-B in markets outside the U.S. requiring extensive sales efforts, may significantly impair the potential for this product and we may be required to raise additional capital. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate revenues and our business will be harmed.

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing therapies to prevent or treat cancer and infectious and inflammatory diseases. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck and GlaxoSmithKline plc (“GSK”) and if approved outside the U.S., with vaccines from those companies as well as several additional established pharmaceutical companies.

Oncology is also a highly competitive market, with numerous biotechnology and pharmaceutical companies developing therapies for all of the targets we are pursuing. Competitors may develop more effective, more affordable or more convenient products or may achieve earlier approval or patent protection or commercialization of their products. These competitive products may render our product candidates obsolete, change the standard of care against which our products much show safety and efficacy or limit our ability to generate revenues from our product candidates.

Existing and potential competitors may also compete with us for qualified commercial, scientific and management personnel, as well as for technology that would otherwise be advantageous to our business.  Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified personnel in the near-term, particularly with respect to HEPLISAV-B commercialization. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to obtain financing, enter into collaborative arrangements, sell our product candidates or generate revenues.

The term loan agreement we entered into in February, 2018 imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

In February, 2018, we entered into a term loan agreement under which we may borrow up to $175 million. We have borrowed $100 million under the agreement.  Additional amounts may be borrowed only if we meet certain requirements.  The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets.  The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B.  The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. Our failure to comply with our obligations could result in an event of default and the acceleration of our repayment obligation at a time when we may not have the cash to comply with that obligation, which could result in a seizure of most of our assets. The restrictions contained in the agreement could also limit our ability to meet capital needs or otherwise restrict our activities and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

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

As we are evolving from a company primarily involved in research and development to a company increasingly involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

As our operations expand, we expect that we will also need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize HEPLISAV-B and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

If we fail to comply with the extensive requirements applicable to biopharmaceutical manufacturers and marketers under the healthcare fraud and abuse, anticorruption, privacy, transparency and other laws of the jurisdictions in which we conduct our business, we may be subject to significant liability.

Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. Our interactions with physicians and others in a position to prescribe or purchase our products are subject to a legal regime designed to prevent healthcare fraud and abuse and off-label promotion. We also are subject to laws pertaining to transparency of transfers of value to healthcare providers; privacy and data protection; compliance with industry voluntary compliance guidelines; and prohibiting the payment of bribes. Relevant U.S. laws include:

•

the federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs;

•

federal false claims laws, including the civil False Claims Act, and civil monetary penalty law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to the government or its agents that are false or fraudulent;

•	the Federal Food, Drug and Cosmetic Act and governing regulations which, among other things, prohibit off-label promotion of prescription drugs;
•

the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act  (“PPACA”) which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created, among other things, new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

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

The Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. These entities also coordinate extensively with the FDA, using legal theories that connect violations of the Federal Food, Drug and Cosmetic Act (such as off-label promotion) to the eventual submission of false claims to government healthcare programs. Prosecution of such promotion cases under the federal civil False Claims Act provides the potential for private parties (qui tam relators, or “whistleblowers”) to initiate cases on behalf of the government and provides for significantly higher penalties upon conviction.

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

Violations of any of the laws described above or any other applicable governmental regulations and other similar foreign laws may subject us, our employees or our agents to criminal and/or civil sanctions, including fines, civil monetary penalties, exclusion from participation in government health care programs (including Medicare and Medicaid), disgorgement, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the restriction or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Additionally, whether or not we have complied with the law, an investigation into alleged unlawful conduct may cause us to incur significant expense, cause reputational damage, divert management time and attention, and otherwise adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the PPACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. Some of the provisions of PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace elements of PPACA. The extent to which future legislation or regulations, if any, relating to health care fraud and abuse laws and/or enforcement and other health care reform measures, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

The loss of key personnel, including our Chief Executive Officer, could delay or prevent achieving our objectives. In addition, our continued growth to support commercialization may result in difficulties in managing our growth and expanding our operations successfully.

We depend on our senior executive officers, as well as key scientific and other personnel. Our research, product development and business efforts could be adversely affected by the loss of one or more key members of our scientific or management staff, including our Chief Executive Officer. We currently have no key person insurance on any of our employees.

As our operations expand, we expect that we will need to manage additional relationships with various vendors, partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to successfully commercialize HEPLISAV-B and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to effectively manage our commercialization efforts, research efforts and clinical trials and hire, train and integrate additional regulatory, manufacturing, administrative, and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company and achieving profitability.

We face product liability exposure, which, if not covered by insurance, could result in significant financial liability.

While we have not experienced any product liability claims to date, the use of any of our product candidates in clinical trials and the sale of any approved products will subject us to potential product liability claims and may raise questions about a product’s safety and efficacy. As a result, we could experience a delay in our ability to commercialize one or more of our product candidates or reduced sales of any approved product candidates. In addition, a product liability claim may exceed the limits of our insurance policies and exhaust our internal resources. We have obtained limited clinical trial liability and umbrella insurance coverage for our clinical trials. This coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost or at all. While we have obtained product liability insurance coverage for HEPLISAV-B, there is a risk that this coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost or at all.  We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. A product liability claim, product recalls or other claims, as well as any claims for uninsured liabilities or in excess of insured liabilities, would divert our management’s attention from our business and could result in significant financial liability.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

In addition, our systems are potentially vulnerable to data security breaches--whether by employees or others--that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

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

GSK, a competitor of ours, is an exclusive licensee of broad patents covering methods of production of rHBsAg, a component of HEPLISAV-B. In addition, the Institut Pasteur also owns or has exclusive licenses to patents relating to aspects of production of rHBsAg in the U.S. While some of these patents have expired or will soon expire outside the U.S., they remain in force in the U.S.  We have had negotiations with GSK to obtain a license to its patents.  However, there remains a risk that these negotiations may not result in a license, or that we may be required to agree to unfavorable terms.  With our recent commercialization of HEPLISAV-B in the U.S., while these patents remain in force and until we obtain a license to its relevant patents, GSK or its licensor or the Institut Pasteur may bring claims against us.

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

We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents for the term of such patents or are otherwise effectively maintained as trade secrets. For example, the TLR agonist contained in our HEPLISAV-B product has patent protection scheduled to expire in June 2018, and while we have applied for a patent term extension which could be up to a maximum of five years, there can be no assurance of the period of protection if and until such extension is granted. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. However, in certain cases such protection may be limited, depending in part on existing patents held by third parties, which may only allow us to obtain relatively narrow patent protection. In the

U.S., legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future, to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•

progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and BLA filing and communications, from the FDA or other regulatory agencies;

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

As a public company, we will continue to incur legal, accounting and other expenses associated with reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as new rules implemented by the Securities and Exchange Commission and the NASDAQ Stock Market LLC. We may need to continue to implement additional financial and accounting systems, procedures and controls to accommodate changes in our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting as of the end of our fiscal year, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2017 we had 61,532,812 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 At Market Sales Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150,000,000. As of December 31, 2017, we have $132.8 million remaining under this agreement. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, we lease approximately 40,700 square feet of laboratory and office space in Berkeley, California under agreements expiring in December 2025. We also lease approximately 5,600 square meters of laboratory and office space in Düsseldorf, Germany under lease agreements expiring in March 2023.

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

On September 7, 2016, the parties signed the Stipulation of Settlement, which provides for a payment of $4.5 million by the defendants, of which the Company is responsible for $4.1 million, and results in the dismissal and release of all claims against the defendants in connection with the securities class action, upon final court approval. The settlement was paid for by the Company’s insurance carriers.  On February 6, 2017, the Court approved the settlement and entered a Final Order and Judgment dismissing the case with prejudice.

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

On November 18, 2016, two substantially similar securities class action complaints were filed in the U.S. District Court for the Northern District of California against the Company and two of its executive officers, in Soontjens v. Dynavax Technologies Corporation et. al., (“Soontjens”) and Shumake v. Dynavax Technologies Corporation et al., (“Shumake”). The Soontjens complaint alleges that between March 10, 2014 and November 11, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to HEPLISAV-B. The Shumake complaint alleges violations of the same statutes related to the same subject, but between January 7, 2016 and November 11, 2016. The plaintiffs in both actions are seeking an unspecified amount of damages and attorneys’ fees and costs. On January 17, 2017, these two actions and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On January 31, 2017, the court appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on March 17, 2017. Defendants’ filed a motion to dismiss the consolidated amended complaint on May 1, 2017. On September 12, 2017, the District Court granted Defendants’ motion to dismiss, but gave lead plaintiff an opportunity to amend his complaint.  On October 3, 2017, plaintiff filed a Second Amended Complaint.  Defendants filed a motion to dismiss the Second Amended Complaint on November 3, 2017.  A hearing on Defendants’ motion to dismiss was set for January 23, 2018, but the hearing was vacated by the Court on January 18, 2018.  In vacating the hearing, the Court indicated that the hearing would be reset if the Court found oral argument necessary.  To date, no hearing has been set on Defendants’ motion to dismiss.

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

On December 1, 2017, the purported stockholder of the Company who filed, and then later voluntarily dismissed, the state court Shumake Complaint, filed a substantially similar purported stockholder derivative complaint in the U.S. District Court for the Northern District of California (the “Federal Shumake Action”).  On February 13, 2018, pursuant to a stipulation between the parties, the District Court stayed the Federal Shumake Action pending the final resolution of the 2016 securities class action, In re Dynavax Technologies Securities Litigation.

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

	Common Stock
	Price
	High	Low
2017
First Quarter	$7.45	$3.70
Second Quarter	$10.70	$5.00
Third Quarter	$21.85	$8.15
Fourth Quarter	$24.45	$16.85
2016
First Quarter	$29.86	$15.52
Second Quarter	$23.62	$12.84
Third Quarter	$17.50	$10.11
Fourth Quarter	$13.23	$3.20

As of March 1, 2018, there were approximately 50 holders of record of our common stock, as shown on the records of our transfer agent. We believe that our stockholders exceed 16,300 as the number of record holders excludes shares held in “street name” through brokers.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

In February 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC.  The Loan Agreement restricts our ability to pay any dividend.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2017, 2016 and 2015 and the Consolidated Balance Sheets Data as of December 31, 2017 and 2016 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2014 and 2013 and the Consolidated Balance Sheets Data as of December 31, 2015, 2014 and 2013 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$327	$11,043	$4,050	$11,032	$11,251
Operating expenses:
Amortization of intangible assets	1,194	-	-	-	-
Research and development	64,988	84,493	86,943	84,580	50,870
Selling, general and administrative	27,367	37,257	22,180	17,377	25,943
Restructuring	2,783	-	-	-	-
Unoccupied facility expense	-	-	-	386	926
Total operating expenses	96,332	121,750	109,123	102,343	77,739
Loss from operations	(96,005)	(110,707)	(105,073)	(91,311)	(66,488)
Other income (expense):
Interest income	1,337	755	205	191	116
Interest expense	-	-	(572)	(35)	-
Other (expense) income, net	(486)	(2,492)	317	433	(348)
Loss on extinguishment of debt(1)	-	-	(1,671)	-	-
Net loss	(95,154)	(112,444)	(106,794)	(90,722)	(66,720)
Net loss attributable to Dynavax	(95,154)	(112,444)	(106,794)	(90,722)	(66,720)
Preferred stock deemed dividend(2)	-	-	-	-	(8,469)
Net loss allocable to Dynavax common stockholders	$(95,154)	$(112,444)	$(106,794)	$(90,722)	$(75,189)
Basic and diluted net loss per share allocable to Dynavax common stockholders	$(1.81)	$(2.92)	$(3.25)	$(3.45)	$(3.83)
Shares used to compute basic and diluted net loss per share allocable to Dynavax common stockholders	52,613	38,506	32,881	26,289	19,628

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

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$191,854	$81,415	$196,125	$122,652	$189,376
Working capital	179,430	69,563	171,161	107,158	176,186
Total assets	218,785	109,680	216,633	138,290	204,622
Long-term debt(1)	-	-	-	9,559	-
Accumulated deficit	(907,325)	(812,171)	(699,727)	(592,933)	(502,211)
Total stockholders’ equity	199,549	89,201	187,079	100,482	186,294

(1)	All outstanding amounts under a loan agreement were repaid in cash September 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our first commercial product, HEPLISAV-B™ (Hepatitis B Vaccine (Recombinant), Adjuvanted), was approved by the United States Food and Drug Administration (“FDA”) in November 2017 for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018.  Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents. Our lead investigational immuno-oncology products are SD-101, currently being evaluated in Phase 2 clinical studies, and DV281, in a Phase 1 safety study.

Our lead investigational immuno-oncology product is SD-101.  SD-101 is currently being evaluated in a Phase 2 clinical study in melanoma and in head and neck squamous cell carcinoma.   We are conducting a research and clinical program intended to assess potential efficacy of SD-101 in a range of tumors and in combination with a range of treatments, including checkpoint inhibitors and other therapies, and expect additional studies will be initiated during 2018.

Our second immuno-oncology product candidate is DV281, a novel investigational TLR9 agonist designed specifically for focused delivery to primary lung tumors and lung metastases as an inhaled aerosol. In October 2017, we announced initiation of dosing in a Phase 1b study of inhaled DV281, in combination with anti-PD-1 therapy, in patients with non-small cell lung cancer.

In addition to the research programs we are conducting and product candidates we are developing, we discovered and licensed to AstraZeneca AB (“AstraZeneca”) an inhaled TLR agonist, AZD1419, which is being developed by AstraZeneca for the treatment of asthma pursuant to a collaboration and license agreement. AstraZeneca initiated a Phase 2a trial in 2016.

Our revenues have historically consisted of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to successfully market HEPLISAV-B and our product candidates, if they are approved. We have yet to generate any revenues from product sales and have recorded an accumulated deficit of $907.3 million as of December 31, 2017. These losses have resulted principally from costs incurred in connection with research and development activities, compensation and other related personnel costs and general corporate expenses. Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees. Selling, general and administrative expenses include outside services such as accounting, consulting, business development, commercial, investor relations, insurance services and legal costs.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in (a) commercialization of HEPLISAV-B, (b) clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and (c) discovery research and development.   Until we can generate a sufficient amount of revenue, if any, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all.  If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

While our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements, we believe the following accounting policies reflect the more critical and significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventories

We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. Only once regulatory approval is obtained, would we begin capitalization of these inventory related costs.

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time, we began to capitalize inventory costs associated with HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B, that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use.  At December 31, 2017, we had approximately 250,000 vials of pre-commercialization inventory of HEPLISAV-B which we expect to sell over at least the next nine months. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements. Expired inventory will be disposed of and the related costs written off.

Accounting for Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. We include interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which became effective January 1, 2018. The Tax Act significantly changes the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. We have performed a review of the Tax Act, and based on information available at December 31, 2017, recorded certain provisional amounts related to the revaluation of our deferred taxes and the realization of certain tax credit carryforwards. Due to insufficient guidance on certain aspects of the Tax Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Tax Act, such as the implementation of certain international provisions, we cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, we are continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, we have not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting our deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting.

Based on our review, we concluded that it was more likely than not that we would not be able to realize the benefit of our domestic and foreign deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, we have maintained a full valuation allowance on our deferred tax assets as of December 31, 2017 and 2016.

We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which introduced Accounting Standards Codification (“ASC”) 606, Revenue Recognition, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods), with early application permitted. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 "Revenue From Contracts With Customers: Principal vs. Agent Considerations," ASU 2016-10 "Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing," and ASU 2016-12 "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," respectively. We will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of that date.  We have completed our analysis on the adoption of ASU 2014-09 of our revenues, identifying that there are no remaining performance obligations as of the adoption date.  Based on this assessment, adopting this standard will not have a material impact on our consolidated financial statements and we do not expect to record any adjustment to accumulated deficit.

Results of Operations

Revenues

Revenues have historically consisted of amounts earned from collaborations, grants and services and license fees. Service and license fees include revenues related to research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2016 to 2017		2015 to 2016
Revenues:	2017	2016	2015	$	%	$	%
Collaboration revenue	$-	$9,778	$2,765	$(9,778)	(100)%	$7,013	254%
Grant revenue	295	381	683	(86)	(23)%	(302)	(44)%
Service and license revenue	32	884	602	(852)	(96)%	282	47%
Total revenues	$327	$11,043	$4,050	$(10,716)	(97)%	$6,993	173%

2017 versus 2016

No collaboration revenue was recognized in 2017 as all performance obligations under the AstraZeneca agreement were completed in 2016. Service and license revenue decreased in 2017 as no manufacturing services were performed on behalf of third parties in 2017. We are eligible to receive future milestone payments and sales-based royalties from AstraZeneca.  For the year ended December 31, 2017, no milestones were achieved and there were no royalties from AstraZeneca.

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

HEPLISAV-B was approved by the FDA on November 9, 2017 and commercial shipments began in the first quarter of 2018.

Amortization of Intangible Assets

Amortization of intangible assets of $1.2 million for the year ended December 31, 2017 consists of amortization of the intangible asset recorded as a result of a regulatory milestone payment due to Coley Pharmaceutical Group, Inc. upon FDA approval of HEPLISAV-B in November 2017. At December 31, 2017, this asset has an estimated remaining useful life of two months and the remaining amount of the intangible assets will be fully amortized during the first quarter of 2018.

Research and Development

Research and development expense consists primarily of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services consist of costs associated with clinical development, preclinical discovery and development, regulatory filings and research, including fees and expenses incurred by contract research organizations, clinical study sites, and other service providers and costs of manufacturing product candidates prior to approval.  For the years ended December 31, 2017, 2016 and 2015, approximately 33%, 67% and 80%, respectively, of our total research and development expense, excluding non-cash stock-based compensation, is related to HEPLISAV-B. Prior to FDA approval, we recorded as research and development expense costs of acquiring, developing and manufacturing HEPLISAV-B.

The following is a summary of our research and development expense (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2016 to 2017		2015 to 2016
Research and Development:	2017	2016	2015	$	%	$	%
Compensation and related personnel costs	$28,577	$34,333	$30,183	$(5,756)	(17)%	$4,150	14%
Outside services	20,112	32,540	45,495	(12,428)	(38)%	(12,955)	(28)%
Facility costs	8,472	10,878	7,142	(2,406)	(22)%	3,736	52%
Non-cash stock-based compensation	7,827	6,742	4,123	1,085	16%	2,619	64%
Total research and development	$64,988	$84,493	$86,943	$(19,505)	(23)%	$(2,450)	(3)%

2017 versus 2016

Compensation and related personnel costs decreased due to implementation of organizational restructuring and cost reduction plans in January 2017. Outside services expense decreased primarily due to a reduction of costs related to HEPLISAV-B clinical trials and manufacturing activities partially offset by increased costs relating to seeking regulatory approval for HEPLISAV-B and the ongoing development of SD-101, DV281 and earlier stage oncology programs. Non-cash stock-based compensation increased due to recognition of expense related to share-based awards granted to employees in 2017 and prior years. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, decreased due to overall lower facility and related costs and a decrease in headcount.

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

We expect research and development spending to increase in 2018 in connection with the discovery, development and manufacturing of our product candidates, particularly SD-101 and DV281, and the pre-filled syringe presentation of HEPLISAV-B.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of compensation and related costs for our commercial and medical education professionals and commercial support personnel and personnel in executive and other administrative functions; costs for outside services such as accounting, commercial development, consulting, business development, investor relations and insurance; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2016 to 2017		2015 to 2016
Selling, General and Administrative:	2017	2016	2015	$	%	$	%
Compensation and related personnel costs	$8,685	$11,814	$8,765	$(3,129)	(26)%	$3,049	35%
Outside services	7,611	14,400	5,588	(6,789)	(47)%	8,812	158%
Legal costs	2,777	2,458	1,721	319	13%	737	43%
Facility costs	1,204	1,201	912	3	0%	289	32%
Non-cash stock-based compensation	7,090	7,384	5,194	(294)	(4)%	2,190	42%
Total selling, general and administrative	$27,367	$37,257	$22,180	$(9,890)	(27)%	$15,077	68%

2017 versus 2016

Compensation and related personnel costs and non-cash stock-based compensation decreased due to implementation of organizational restructuring and cost reduction plans in January 2017. Outside services decreased as 2016 included costs related to hiring of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B.

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

We expect our selling, general and administrative expenses to increase in 2018 in support of HEPLISAV-B commercial activities and post-marketing studies, ongoing support for our other product candidates and increasing costs of operating as a public company.

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

For the year ended December 31, 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. As of December 31, 2017, we have paid the full amount of the restructuring charges.

Interest Income, Interest Expense, Other (Expense) Income, Net and Loss on Extinguishment of Debt

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense for the year ended December 31, 2015 includes interest expense related to a loan agreement entered into in December 2014. In September 2015, the debt was fully repaid. Other income (expense), net includes gains and losses on foreign currency transactions. In addition, other income (expense), net for the year ended December 31, 2016 includes expenses related to an unutilized note purchase agreement which was terminated in December 2016.

The following is a summary of our interest income and expense, other (expense) income, net, and loss on extinguishment of debt (in thousands, except for percentages):

Increase	Increase
(Decrease) from	(Decrease) from
Year Ended December 31,	2016 to 2017	2015 to 2016
2017	2016	2015	$	%	$	%
Interest income	$1,337	$755	$205	$582	77%	$550	268%
Interest expense	$-	$-	$(572)	$-	-	$(572)	(100)%
Other (expense) income, net	$(486)	$(2,492)	$317	$(2,006)	(80)%	$(2,809)	(886)%
Loss on extinguishment of debt	$-	$-	$(1,671)	$-	-	$1,671	100%

2017 versus 2016

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

Other (expense) income, net includes expense of $5.0 million related to the settlement of securities litigation and the tentative settlement of derivative complaints initiated in 2013. This expense was offset by $5.0 million in other income as the settlements will be paid for by the Company’s insurers. For more information about the Company’s settlements, see Note 9, Commitments and Contingencies, in our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2017, we had $191.9 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in short-term money market funds, U.S. Treasuries, U.S. Government agency securities and corporate debt securities. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in (a) commercialization of HEPLISAV-B, (b) clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and (c) discovery research and development.   We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions. Until we can generate a sufficient amount of revenue, if any, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all.  If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both.  In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

In February 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC.  The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million at our option on or before July 17, 2019. The loans have a maturity date of December 31, 2023, unless earlier prepaid.  The loans bear interest at a rate equal to 9.50% per annum.

During 2017, we received net cash proceeds of $105.1 million resulting from sales of 16,837,976 shares of common stock under our At Market Sales Agreements with Cowen and Company, LLC (“ATM Agreements”). At December 31, 2017, an additional $132.8 million of common stock remained available for sale under an ATM Agreement.

In August 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock for net proceeds of approximately $80.8 million, after deducting the underwriting discount and other estimated offering expenses payable by us.

2017 versus 2016

During the year ended December 31, 2017, we used $77.5 million of cash for our operations primarily due to our net loss of $95.2 million, of which $18.9 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, amortization of intangible assets and accretion and amortization on marketable securities. During the year ended December 31, 2016, we used $107.1 million of cash for our operations primarily due to a net loss of $112.4 million, of which $18.1 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, write-off of assets in progress and accretion and amortization on marketable securities. Cash used in our operations during 2017 decreased by $29.5 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2017, cash used in investing activities was $108.7 million compared to $86.2 million of cash provided by investing activities for the year ended December 31, 2016. Cash used in investing activities during the year ended December 31, 2017 included $108.0 million of net purchases of marketable securities compared with $94.0 million of net proceeds from maturities of marketable securities during 2016. Net cash used in the purchases of equipment decreased by $7.1 million from 2016 to 2017 primarily due to upgrades made to our manufacturing facility during 2016.

During the year ended December 31, 2017 and 2016, cash provided by financing activities was $187.8 million and $0.5 million, respectively. During the year ended December 31, 2017, we received net cash proceeds of $105.1 million from issuance of common stock under our ATM Agreements and $80.8 million in net proceeds from issuance of our common stock from our August 2017 underwritten public offering. We received proceeds of $1.9 million and $0.5 million from exercises of options as well as employee purchases of our common stock under the 2014 Employee Stock Purchase Plan during the year ended December 31, 2017 and 2016, respectively.

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

During the year ended December 31, 2016 and 2015, cash provided by financing activities was $0.5 million and $174.0 million, respectively. During the year ended December 31, 2015, we received $134.9 million in net proceeds from a public offering of common stock and $49.0 million in net proceeds from issuance of common stock under our 2014 At Market Sales Agreement (“2014 ATM Agreement”) which terminated in July 2015. These proceeds were partially offset by an $11.0 million repayment of the loan in September 2015. We received proceeds of $0.5 million and $1.1 million from exercises of options and warrants as well as employee purchases of our common stock under the 2014 Employee Stock Purchase Plan during the year ended December 31, 2016 and 2015, respectively.

Contractual Obligations

The following summarizes our significant contractual obligations at December 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations:	Total	2018	2019- 2020	2021-2022	2023 and Thereafter
Operating leases	$19,223	$2,356	$5,180	$5,092	$6,595
Purchase commitments	5,387	5,387	-	-	-
Total contractual obligations	$24,610	$7,743	$5,180	$5,092	$6,595

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in December 2025 and March 2023, respectively. In May 2017, we amended the Berkeley Lease to extend the term of the Berkeley Lease to expire in December 2025 and to terminate the lease of an adjacent building.

During 2004, we established a letter of credit with Silicon Valley Bank as security for the Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2017 and is collateralized by a certificate of deposit for $0.4 million which has been included in restricted cash in the consolidated balance sheets as of December 31, 2017 and 2016. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding through December 31, 2017 and is collateralized by a certificate of deposit for 0.2 million Euros which has been included in restricted cash in the consolidated balance sheets as of December 31, 2017 and 2016.

We enter into long-term purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. To the extent these long-term commitments are non-cancelable, they are reflected in the above table.

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

We also rely on and have entered into agreements with research institutions, contract research organizations and clinical investigators as well as clinical material manufacturers. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of December 31, 2017.

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

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2017 was $0.8 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2017, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002
San Francisco, California
March 8, 2018

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$26,584	$24,289
Marketable securities available-for-sale	165,270	57,126
Accounts and other receivables	854	1,342
Inventories	312	-
Intangible assets, net	1,306	-
Prepaid expenses and other current assets	3,697	6,842
Total current assets	198,023	89,599
Property and equipment, net	16,619	17,174
Goodwill	2,244	1,971
Restricted cash	629	602
Other assets	1,270	334
Total assets	$218,785	$109,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,539	$3,796
Accrued research and development	4,359	5,048
Accrued liabilities	9,695	11,192
Total current liabilities	18,593	20,036
Other long-term liabilities	643	443
Total liabilities	19,236	20,479
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at December 31, 2017 and December 31, 2016; no shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Common stock: $0.001 par value; 139,000 and 69,500 shares authorized at December 31, 2017 and 2016, respectively; 61,533 and 38,599 shares issued and outstanding at December 31, 2017 and 2016, respectively	62	39
Additional paid-in capital	1,107,693	904,957
Accumulated other comprehensive loss	(881)	(3,624)
Accumulated deficit	(907,325)	(812,171)
Total stockholders’ equity	199,549	89,201
Total liabilities and stockholders’ equity	$218,785	$109,680

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Collaboration revenue	$-	$9,778	$2,765
Grant revenue	295	381	683
Service and license revenue	32	884	602
Total revenues	327	11,043	4,050
Operating expenses:
Amortization of intangible assets	1,194	-	-
Research and development	64,988	84,493	86,943
Selling, general and administrative	27,367	37,257	22,180
Restructuring	2,783	-	-
Total operating expenses	96,332	121,750	109,123
Loss from operations	(96,005)	(110,707)	(105,073)
Other income (expense):
Interest income	1,337	755	205
Interest expense	-	-	(572)
Other (expense) income, net	(486)	(2,492)	317
Loss on extinguishment of debt	-	-	(1,671)
Net loss	$(95,154)	$(112,444)	$(106,794)
Basic and diluted net loss per share	$(1.81)	$(2.92)	$(3.25)
Weighted average shares used to compute basic and diluted net loss per share	52,613	38,506	32,881

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(95,154)	$(112,444)	$(106,794)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities available-for-sale	(83)	(8)	11
Cumulative foreign currency translation adjustments	2,826	(686)	(1,272)
Total other comprehensive income (loss)	2,743	(694)	(1,261)
Total comprehensive loss	$(92,411)	$(113,138)	$(108,055)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Preferred Stock

	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2014	26,307	$26	43	$-	$695,058	$(1,669)	$(592,933)	$100,482
Conversion of Preferred Stock	4,343	5	(43)	-	(3)	-	-	2
Issuance of common stock upon exercise of stock options and restricted stock awards	37	-	-	-	531	-	-	531
Issuance of common stock under Employee Stock Purchase Plan	23	-	-	-	291	-	-	291
Issuance of common stock, net of issuance costs	7,353	7	-	-	183,890	-	-	183,897
Warrants exercised	383	-	-	-	228	-	-	228
Stock compensation expense	-	-	-	-	9,703	-	-	9,703
Total other comprehensive loss	-	-	-	-	-	(1,261)	-	(1,261)
Net loss	-	-	-	-	-	-	(106,794)	(106,794)
Balances at December 31, 2015	38,446	$38	-	$-	$889,698	$(2,930)	$(699,727)	$187,079
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	107	1	-	-	(84)	-	-	(83)
Issuance of common stock under Employee Stock Purchase Plan	46	-	-	-	615	-	-	615
Stock compensation expense	-	-	-	-	14,728	-	-	14,728
Total other comprehensive loss	-	-	-	-	-	(694)	-	(694)
Net loss	-	-	-	-	-	-	(112,444)	(112,444)
Balances at December 31, 2016	38,599	$39	-	$-	$904,957	$(3,624)	$(812,171)	$89,201
Issuance of common stock upon exercise of stock options and restricted stock awards, net	262	-	-	-	1,613	-	-	1,613
Issuance of common stock under Employee Stock Purchase Plan	84	-	-	-	293	-	-	293
Issuance of common stock, net of issuance costs	22,588	23	-	-	185,913	-	-	185,936
Stock compensation expense	-	-	-	-	14,917	-	-	14,917
Total other comprehensive income	-	-	-	-	-	2,743	-	2,743
Net loss	-	-	-	-	-	-	(95,154)	(95,154)
Balances at December 31, 2017	61,533	$62	-	$-	$1,107,693	$(881)	$(907,325)	$199,549

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(95,154)	$(112,444)	$(106,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,244	2,257	1,365
Write-off of assets in progress	-	862	-
(Gain) loss on disposal of property and equipment	(10)	91	46
Accretion of discounts and amortization of premiums on marketable securities	(193)	178	660
Reversal of deferred rent upon lease amendment	(209)	-	-
Accretion of debt discount related to debt financing	-	-	(115)
Cash-settled portion of stock compensation expense	-	602	387
Stock compensation expense	14,917	14,126	9,316
Amortization of intangible assets	1,194	-	-
Loss on extinguishment of debt	-	-	1,671
Changes in operating assets and liabilities:
Accounts and other receivables	488	52	(667)
Inventories	(312)	-	-
Prepaid expenses and other current assets	(1,830)	560	1,631
Restricted cash and other assets	(936)	(103)	(211)
Accounts payable	(1,915)	1,181	1,246
Accrued liabilities and other long term liabilities	3,198	(11,759)	9,017
Deferred revenues	-	(2,654)	(10,111)
Net cash used in operating activities	(77,518)	(107,051)	(92,559)
Investing activities
Purchases of marketable securities	(227,672)	(126,754)	(208,936)
Proceeds from maturities of marketable securities	119,638	220,760	130,110
Purchases of property and equipment, net	(669)	(7,757)	(6,970)
Net cash (used in) provided by investing activities	(108,703)	86,249	(85,796)
Financing activities
Proceeds from issuances of common stock, net	185,936	-	183,897
Payment of debt	-	-	(10,988)
Proceeds (withholding) from exercise of stock options and restricted stock awards, net	1,613	(84)	531
Proceeds from Employee Stock Purchase Plan	293	615	291
Proceeds from exercise of warrants	-	-	228
Net cash provided by financing activities	187,842	531	173,959
Effect of exchange rate changes on cash and cash equivalents	674	(252)	(303)
Net increase (decrease) in cash and cash equivalents	2,295	(20,523)	(4,699)
Cash and cash equivalents at beginning of year	24,289	44,812	49,511
Cash and cash equivalents at end of year	$26,584	$24,289	$44,812
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$-	$-	$720
Accrual for litigation settlement and insurance recovery (Note 9)	$-	$4,975	$-
Release of accrual for litigation settlement and insurance recovery (Note 9)	$4,975	$-	$-
Return of unused development funding to AstraZeneca AB (Note 10)	$-	$7,200	$-
Milestone payment from AstraZeneca AB (Note 10)	$-	$7,200	$-
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$86	$2,354	$1,436
Net change in unrealized (loss) gain on marketable securities	$(83)	$(8)	$11

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our first commercial product, HEPLISAV-B™ (Hepatitis B Vaccine (Recombinant), Adjuvanted), was approved by the United States Food and Drug Administration (“FDA”) in November 2017 for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older.  Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents. Our lead investigational immuno-oncology products are SD-101, currently being evaluated in Phase 2 clinical studies, and DV281, in a Phase 1 safety study. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and those of our wholly-owned subsidiary, Dynavax GmbH located in Düsseldorf, Germany. All significant intercompany accounts and transactions among the entities have been eliminated from the consolidated financial statements. We operate in one business segment: the discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

As of December 31, 2017, we had cash, cash equivalents and marketable securities of $191.9 million.

We have incurred significant operating losses and negative cash flows from our operations since our inception and we expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in (a) commercialization of HEPLISAV-B, (b) clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and (c) discovery research and development. Until we can generate a sufficient amount of revenue, if any, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all.  If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us.

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

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiary, Dynavax GmbH. Accordingly, assets and liabilities denominated in this foreign currency are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2017, 2016 and 2015, we reported an unrealized gain (loss) of $2.8 million, $(0.7) million and $(1.3) million, respectively. Realized gains and losses resulting from currency transactions are included in other (expense) income in the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, we reported a (loss) gain of $(0.6) million, $0.2 million and $0.1 million, respectively, resulting from currency transactions in our consolidated statements of operations.

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

Concentration of Credit Risk and Other Risks and Uncertainties

We determine our segments based on the way we organize our business by making operating decisions and assessing performance. In fiscal years 2017, 2016 and 2015, 90%, 92% and 85% of our revenues were earned in the United States, respectively, and the remaining revenues were earned in Germany. As of December 31, 2017 and 2016, 15% and 17%, respectively, of our long-lived assets were located in the United States and the remaining long-lived assets were located in Germany.

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

Our product candidates will require approval from the FDA and foreign regulatory agencies before commercial sales can commence. There can be no assurance that our products will receive any of these required approvals. The denial or delay of such approvals may have a material adverse impact on our business and may impact our business in the future. In addition, after the approval of HEPLISAV-B by the FDA, there is still an ongoing risk of adverse events that did not appear during the drug approval process.

We are subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, new technological innovations, clinical development risk, establishment of appropriate commercial partnerships, protection of proprietary technology, compliance with government and environmental regulations, uncertainty of market acceptance of product candidates, product liability, the volatility of our stock price and the need to obtain additional financing.

Inventories

We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. We begin capitalization of these inventory related costs once regulatory approval is obtained.

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time we began to capitalize inventory costs associated with HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use.  At December 31, 2017, we had approximately 250,000 vials of pre-commercialization inventory of HEPLISAV-B which we expect to sell over at least the next nine months. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements. Expired inventory will be disposed of and the related costs written off.

Intangible Assets

We record definite-lived intangible assets related to certain capitalized milestone payments. After determining that the pattern of future cash flows associated with intangible asset could not be reliably estimated with a high level of precision, we concluded that these assets are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. If our estimate of HEPLISAV-B’s useful life is shorter than the remaining patent life, then the shorter period is used.  We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. No impairment of intangible assets has been identified during 2017.

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

We evaluate the carrying value of long-lived assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate, based on undiscounted future operating cash flows, that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. When an indicator of impairment exists, undiscounted future operating cash flows of long-lived assets are compared to their respective carrying value. If the carrying value is greater than the undiscounted future operating cash flows of long-lived assets, the long-lived assets are written down to their respective fair values and an impairment loss is recorded. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. No impairments of tangible assets have been identified during the years presented.

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

Revenue Recognition

We recognize revenues from collaborations, grants and fees from services and licenses when persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We enter into license and manufacturing agreements and collaborative research and development arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

Non-refundable upfront fees received for license and collaborative agreements and other payments under collaboration agreements where we have continuing performance obligations related to the payments are deferred and recognized on a ratable basis over our estimated performance period. Management makes its best estimate of the period over which we expect to fulfill our performance obligations. We recognize revenues for costs that are reimbursed under collaborative agreements as the related research and development costs are incurred.

Our license and collaboration agreements with our partners may provide for payments to be paid to us upon the achievement of milestones. Milestones are considered to be substantive if all of the following conditions are met: (i) work is contingent on either of the following: (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the deliverable item or items as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) it relates solely to past performance and (iii) it is reasonable relative to all the deliverable and payment terms within the arrangement. Milestone payments that are contingent upon the achievement of substantive at-risk performance criteria are recognized in full upon achievement of those milestones.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. The Company estimates its research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to the Company at that time. There have been no material adjustments to the Company’s prior period accrued estimates for clinical trial activities through December 31, 2017.

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

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Tax law and rate changes are reflected in income in the period such changes are enacted. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which became effective January 1, 2018. The Tax Act significantly changes the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. We have performed a review of the Tax Act, and based on information available at December 31, 2017, recorded certain provisional amounts related to the revaluation of our deferred taxes and the realization of certain tax credit carryforwards. Due to insufficient guidance on certain aspects of the Tax Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Tax Act, such as the implementation of certain international provisions, we cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, we are continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, we have not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting our deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes.

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We have provided a full valuation allowance on our deferred tax assets at December 31, 2017 and 2016 because we believe it is more likely than not that our deferred tax assets will not be realized as of December 31, 2017, and 2016.

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

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which introduced Accounting Standards Codification (“ASC”) 606, Revenue Recognition, Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition, and provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim periods within those periods), with early application permitted. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016 and May 2016 within ASU 2016-08 "Revenue From Contracts With Customers: Principal vs. Agent Considerations," ASU 2016-10 "Revenue From Contracts with Customers: Identifying Performance Obligations and Licensing," and ASU 2016-12 "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," respectively. We will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of that date.  We have completed our analysis on the adoption of ASU 2014-09 of our revenues, identifying that there are no remaining performance obligations as of the adoption date.  Based on this assessment, adopting this standard will not have a material impact on our consolidated financial statements and we do not expect to record any adjustment to accumulated deficit.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The ASU requires companies to recognize lease right-of-use assets and lease liabilities by lessees for all operating leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and believe the adoption will modify our analyses and disclosures of lease agreements considering operating leases are a significant portion of the Company’s total lease commitments.

Accounting Standards Update 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this update will be applied using a retrospective transition method to each period presented. The ASU is effective for annual periods beginning after December 15, 2018 with early adoption permitted.  The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update 2017-04

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and other (Topic 350), which simplifies the test for goodwill impairment by eliminating a previous requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The adoption is not expected to have a material impact on our consolidated financial statements.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2017 and 2016.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Money market funds	$22,543	$-	$-	$22,543
U.S. Treasuries	-	45,534	-	45,534
U.S. government agency securities	-	86,820	-	86,820
Corporate debt securities	-	32,916	-	32,916
Total	$22,543	$165,270	$-	$187,813

	Level 1	Level 2	Level 3	Total
December 31, 2016
Money market funds	$18,981	$-	$-	$18,981
U.S. Treasuries	-	3,499	-	3,499
U.S. government agency securities	-	30,437	-	30,437
Corporate debt securities	-	24,941	-	24,941
Total	$18,981	$58,877	$-	$77,858

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

4.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2017
Cash and cash equivalents:
Cash	$4,041	$-	$-	$4,041
Money market funds	22,543	-	-	22,543
Total cash and cash equivalents	26,584	-	-	26,584
Marketable securities available-for-sale:
U.S. Treasuries	45,559	-	(25)	45,534
U.S. government agency securities	86,860	-	(40)	86,820
Corporate debt securities	32,931	-	(15)	32,916
Total marketable securities available-for-sale	165,350	-	(80)	165,270
Total cash, cash equivalents and marketable securities	$191,934	$-	$(80)	$191,854
December 31, 2016
Cash and cash equivalents:
Cash	$3,557	$-	$-	$3,557
Money market funds	18,981	-	-	18,981
U.S. government agency securities	1,751	-	-	1,751
Total cash and cash equivalents	24,289	-	-	24,289
Marketable securities available-for-sale:
U.S. Treasuries	3,499	-	-	3,499
U.S. government agency securities	28,685	3	(2)	28,686
Corporate debt securities	24,938	5	(2)	24,941
Total marketable securities available-for-sale	57,122	8	(4)	57,126
Total cash, cash equivalents and marketable securities	$81,411	$8	$(4)	$81,415

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	December 31, 2017
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$165,350	$165,270
Mature after one year through two years	-	-
	$165,350	$165,270

There were no realized gains or losses from the sale of marketable securities in the years ended December 31, 2017, 2016 and 2015. All of our investments are classified as short-term and available-for-sale, as we consider them available to fund current operations and may not hold our investments until maturity.

5.	Inventories

We began capitalizing inventory during the fourth quarter of 2017 in connection with the FDA’s approval of HEPLISAV-B on November 9, 2017, as the related costs were expected to be recoverable through the commercialization of the product. Prior to the FDA’s approval, costs to manufacture HEPLISAV-B were expensed as research and development expense as incurred, rather than capitalized as inventory as there was no alternative future use.  At December 31, 2017, inventory consisted of work in progress of $0.3 million. There was no write down related to excess or expiring inventory during 2017.

6.	Intangible Assets

Intangible assets are related to certain capitalized milestone payments. The following table presents intangible assets (in thousands):

	December 31,
	2017	2016
Intangible assets	$2,500	$-
Less accumulated amortization	(1,194)	-
Total	$1,306	$-

We recorded $1.2 million in amortization expense related to intangible assets during the year ended December 31, 2017. See Note 10. At December 31, 2017, the intangible assets have an estimated remaining useful life of two months. The $1.3 million balance will be fully amortized during the first quarter of 2018. No impairment of intangible assets has been identified during 2017.

7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2017	2016
Manufacturing equipment	5-14	$12,104	$10,086
Lab equipment	5-13	6,686	6,280
Computer equipment	3	4,760	4,010
Furniture and fixtures	3-13	1,629	1,566
Leasehold improvements	5-8(1)	10,873	8,942
Assets in progress		1,176	2,298
		37,228	33,182
Less accumulated depreciation and amortization		(20,609)	(16,008)
Total		$16,619	$17,174

(1)	Leasehold improvements are amortized over the remaining life of the initial lease term or the estimated useful lives of the assets, whichever is shorter.

Depreciation and amortization expense on property and equipment was $3.2 million, $2.3 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.	Current Accrued Liabilities and Accrued Research and Development

Current accrued liabilities and accrued research and development consist of the following (in thousands):

	December 31,
	2017	2016
Payroll and related expenses	$6,180	$3,753
Legal expenses	346	275
Litigation settlements accrual (Note 9)	-	4,975
Third party research expenses	3,567	2,784
Third party development expenses	522	2,002
Other accrued liabilities	3,439	2,451
Total	$14,054	$16,240

9.	Commitments and Contingencies

We lease our facilities in Berkeley, California (“Berkeley Lease”) and Düsseldorf, Germany (“Düsseldorf Lease”) under operating leases that expire in December 2025 and March 2023, respectively. In May 2017, we amended the Berkeley Lease to extend the term of the lease to expire in December 2025 and to terminate the lease of an adjacent building.  The early termination of the adjacent building’s lease did not result in a termination fee as the lease rate under the amended Berkeley Lease was determined to not be above market rates.  In addition, as a result of the early termination, we reversed the deferred rent liability of $0.2 million against rent expense in 2017. The amended Berkeley Lease provides for periods of escalating rent. The total cash payments over the life of the Berkeley Lease and Dusseldorf Lease is divided by the total number of months in the lease period and the average rent is charged to expense each month during the lease period.

Total net rent expense related to our operating leases for the years ended December 31, 2017, 2016 and 2015, was $2.4 million, $2.2 million and $2.0 million, respectively. Deferred rent was $0.6 million and $0.3 million as of December 31, 2017 and 2016, respectively. Accrued loss on lease was $0.3 million as of December 31, 2016.

Future minimum payments under the non-cancelable portion of our operating leases and non-cancelable purchase commitments at December 31, 2017 are as follows (in thousands):

Year ending December 31,
2018	$7,743
2019	2,559
2020	2,621
2021	2,549
2022	2,543
Thereafter	6,595
Total	$24,610

During 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2017, and is collateralized by a certificate of deposit for $0.4 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2017 and 2016. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding through December 31, 2017 and is collateralized by a certificate of deposit for 0.2 million Euros, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2017 and 2016.

We have entered into material long-term commitments with commercial manufacturers for the supply of HEPLISAV-B. To the extent these long-term commitments are non-cancelable, they are reflected in the above table.

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

We also rely on and have entered into agreements with research institutions, contract research organizations and clinical investigators as well as clinical material manufacturers. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of December 31, 2017.

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

On September 7, 2016, we entered into a Stipulation of Settlement to settle the case entitled In re Dynavax Technologies Securities Litigation filed in 2013. The settlement, which was approved by the U.S. District Court for the Northern District of California on February 6, 2017, provided for a payment of $4.1 million by us and results in a dismissal and release of all claims against all defendants, including us. The settlement was paid by our insurers in February 2017. The $4.1 million accrued liability and corresponding $4.1 million prepaid expenses and other current assets reflected in our consolidated balance sheet as of December 31, 2016 were released during the first quarter of 2017.

On October 24, 2017, we entered into a Stipulation of Settlement to settle the derivative case filed in 2013. The settlement provided for a payment of $0.9 million by us and results in a dismissal and release of all claims against all defendants, including us.  The settlement was paid by our insurers in November 2017.  The $0.9 million accrued liabilities and corresponding $0.9 million prepaid expenses and other current assets reflected in our consolidated balance sheets as of December 31, 2016 were released during the fourth quarter of 2017.

Amounts recorded for contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Use of Estimates in Note 2.

10.	Collaborative Research, Development and License Agreements

AstraZeneca

Pursuant to a research collaboration and license agreement with AstraZeneca AB (AstraZeneca”), as amended, we discovered and performed initial clinical development of AZD1419, a TLR9 agonist product candidate for the treatment of   asthma. In June 2016, all of our remaining performance obligations under our agreement with AstraZeneca were completed.

In November 2016, AstraZeneca initiated the Phase 2a trial of AZD1419 in asthma patients. Upon AstraZeneca’s initiation of the Phase 2a trial, we earned a milestone payment of $7.2 million, which was offset against $7.4 million in unused development funding previously advanced by AstraZeneca. We recognized the $7.2 million milestone as revenue during the fourth quarter of 2016. The remaining balance of unused development funding, net of the $7.2 million milestone payment, was $0.2 million which was paid during the first quarter of 2017.  No liability related to unused development funding remains on the accompanying consolidated balance sheet as of December 31, 2017.

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

The following table summarizes the revenues earned under our agreement with AstraZeneca, included as collaboration revenue in our consolidated statements of operations (in thousands):

	Year ended December 31,
	2017	2016	2015
Initial and milestone payment	$-	$7,722	$238
Subsequent payment	-	1,953	892
Performance of research activities	-	103	1,635
Total	$-	$9,778	$2,765

Absent early termination, the agreement will expire when all of AstraZeneca’s payment obligations expire. AstraZeneca has the right to terminate the agreement at any time upon prior written notice and either party may terminate the agreement early upon written notice if the other party commits an uncured material breach of the agreement.

Coley Pharmaceutical Group, Inc.

In June 2007, we entered into a license agreement with Coley Pharmaceutical Group, Inc. (“Coley”), under which Coley granted us a non-exclusive, royalty bearing license to patents, with the right to grant sublicenses for HEPLISAV-B.  Under the terms of this agreement, we are responsible for royalties in the low single-digit based on product sales arising from the license.  We met one of the regulatory milestones upon FDA approval of HEPLISAV-B in November 2017 and recorded $2.5 million as an intangible asset on the consolidated balance sheets.  See Note 6. At December 31, 2017, the $2.5 million payment due to Coley was included in accounts payable on the consolidated balance sheet. The agreement continues in effect through February 2018, at which time the license becomes a perpetual, irrevocable, fully paid-up and royalty free license. No further milestone payments are expected prior to termination.

11.	Long-Term Debt

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

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, outstanding stock options and stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	December 31,
	2017	2016	2015
Basic and diluted net loss per share (in thousands, except per share amounts):
Numerator:
Net loss	$(95,154)	$(112,444)	$(106,794)
Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	52,613	38,506	32,881
Basic and diluted net loss per share	$(1.81)	$(2.92)	$(3.25)

Outstanding stock options and stock awards were excluded from the calculation of net loss per share allocable to common stockholders as the effect of their inclusion would have been anti-dilutive.

	December 31,
	2017	2016	2015
Outstanding securities not included in diluted net loss per share calculation (in thousands):
Stock options and stock awards	5,981	4,673	3,086
Total	5,981	4,673	3,086

13.	Common Stock

Common Stock Outstanding

As of December 31, 2017, there were 61,532,812 shares of our common stock outstanding.

On November 3, 2017, we entered into an At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”)  under which we may offer and sell from time to time at our sole discretion, shares of our common stock having an aggregate offering price up to $150 million through Cowen as our sales agent. We pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. As of December 31, 2017, we received net cash proceeds of $16.9 million resulting from sales of 840,774 shares of our common stock.

In August 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock, including 750,000 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters.  All of the shares were offered at a price to the public of $15.00 per share. The net proceeds to us from this offering were approximately $80.8 million, after deducting the underwriting discount and other estimated offering expenses payable by us.

As of December 31, 2017, we received net cash proceeds of $88.2 million from sales of 15,997,202 shares of our common stock under a now terminated At Market Sales Agreement (“2015 ATM Agreement”).

14.	Equity Plans and Stock-Based Compensation

Stock Plans

Under the 2004 Stock Incentive Plan (“2004 Plan”) options to purchase 77,774 shares of common stock remained outstanding as of December 31, 2017.

Under the 2010 Employment Inducement Award Plan (“2010 Inducement Plan”) options to purchase 11,450 shares of common stock remained outstanding as of December 31, 2017.

The 2011 Equity Incentive Plan (“2011 Plan”) was approved by the Company’s stockholders and adopted in January 2011. On June 2, 2017, the stockholders of the Company approved an amendment and restatement of the 2011 Plan to increase the number of shares of common stock authorized for issuance under the plan by 1,600,000. The 2011 Plan, as amended, provides for the issuance of up to 10,343,442 shares of our common stock to employees and non-employees of the Company. The 2011 Plan is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the 2011 Plan have a term of 7 or 10 years unless earlier terminated by the Board of Directors. As of December 31, 2017, options to purchase 3,373,555 shares of common stock remained outstanding under the 2011 Plan. As of December 31, 2017, there were 2,100,333 shares of common stock reserved for issuance under the 2011 Plan.

On November 28, 2017, the Company adopted the Dynavax Technologies Corporation Inducement Award Plan (the “2017 Inducement Plan”), pursuant to which the Company reserved 1,200,000 shares of its common stock for issuance under the 2017 Inducement Plan to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4). As of December 31, 2017, there were 1,125,200 shares of common stock reserved for issuance under the 2017 Inducement Plan.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	3,975	$21.38
Options granted	535	12.23
Options exercised	(144)	14.28
Options cancelled:
Options forfeited (unvested)	(400)	18.30
Options cancelled (vested)	(411)	30.78
Balance at December 31, 2017	3,555	$19.56	6.04	$7,477
Vested and expected to vest at December 31, 2017	3,533	$19.56	6.04	$7,468
Exercisable at December 31, 2017	2,294	$21.35	5.77	$2,702

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $0.2 million and $0.4 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $13.0 million, $12.1 million and $6.9 million, respectively.

Our non-vested stock awards are comprised of restricted stock units granted with performance and time-based vesting criteria. A summary of the status of non-vested restricted stock units as of December 31, 2017, and activities during 2017 are summarized as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2016	699	$12.12
Granted	2,217	5.34
Vested	(188)	18.24
Forfeited	(285)	7.74
Non-vested as of December 31, 2017	2,443	$6.01

Stock-based compensation expense related to restricted stock units was approximately $5.5 million for the year ended December 31, 2017. The aggregate intrinsic value of the restricted stock units outstanding as of December 31, 2017, based on our stock price on that date, was $45.7 million.

The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was, $5.34, $12.42 and $20.05, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $1.0 million and $0.1 million, respectively.

Stock-Based Compensation

Under our stock-based compensation plans, option awards generally vest over a four-year or three-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). The Company has also granted performance-based equity awards to certain of our employees under the 2017 Inducement and 2011 Plans. As of December 31, 2017, approximately 60,000 shares were outstanding related to options and restricted stock units subject to these performance-based vesting criteria. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Weighted-average fair value	$8.27	$9.54	$13.37	$3.05	$7.86	$9.18
Risk-free interest rate	1.9%	1.4%	1.7%	1.0%	0.6%	0.4%
Expected life (in years)	4.5	4.9	5.9	1.2	1.2	1.2
Expected Volatility	0.9	0.7	0.7	1.0	0.6	0.6

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2017	2016	2015
Employees and directors stock-based compensation expense	$14,917	$14,126	$9,316

	Year Ended December 31,
	2017	2016	2015
Research and development	$7,827	$6,742	$4,123
Selling, general and administrative	7,090	7,384	5,193
Total	$14,917	$14,126	$9,316

In addition, the cash-settled portion of stock compensation expense was $0.6 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively. No cash-settled portion of stock compensation expense was incurred during 2017.

As of December 31, 2017, the total unrecognized compensation cost related to non-vested stock options and awards deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $21.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. Additionally, as of December 31, 2017, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $0.3 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014.  The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the year ended December 31, 2017, employees have acquired 84,247 shares of our common stock under the Purchase Plan and 98,227 shares of our common stock remained available for future purchases under the Purchase Plan.

As of December 31, 2017, the total unrecognized compensation cost related to shares of our common stock under the Purchase Plan amounted to $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

15.	Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. The Company’s contribution to the 401(k) Plan was approximately $0.2 million for the years ended December 31, 2017, 2016 and 2015.

16.	Restructuring

In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the FDA review and approval process. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other long term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent. In the first quarter of 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. As of December 31, 2017, all of the $2.8 million was paid.

17.	Income Taxes

Consolidated income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$(95,898)	$(114,484)	$(107,450)
Non U.S.	744	2,040	656
Total	$(95,154)	$(112,444)	$(106,794)

No income tax expense was recorded for the years ended December 31, 2017, 2016 and 2015 due to net operating loss carryforwards to offset the net income at Dynavax GmbH and a valuation allowance which offsets the deferred tax assets. The difference between the consolidated income tax benefit and the amount computed by applying the federal statutory income tax rate to the consolidated loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit at federal statutory rate	$(32,352)	$(38,183)	$(36,301)
State tax	(4,482)	(334)	(394)
Business credits	(1,960)	(1,950)	(2,622)
Deferred compensation charges	3,823	3,016	1,481
Change in valuation allowance	(109,165)	36,751	36,766
Rate change	86,943	-	-
Net operating loss and tax credit limitation	56,962	-	-
Other	231	700	1,070
Total income tax expense	$-	$-	$-

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$146,300	$249,510
Research tax credit carry forwards	29,658	29,463
Accruals and reserves	6,551	8,684
Capitalized research costs	1,422	4,457
Other	731	1,303
Total deferred tax assets	184,662	293,417
Less valuation allowance	(184,388)	(293,145)
Net deferred tax assets	274	272
Deferred tax liabilities:
Fixed assets	(274)	(272)
Total deferred tax liabilities	(274)	(272)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance decreased by $108.8 million during the year ended December 31 2017 and increased by $36.4 million and $36.2 million during the years ended December 31, 2016 and 2015, respectively.

On December 22, 2017, the Tax Act was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the corporate income tax rate, the Company has revalued its net deferred tax assets at December 31, 2017. We estimate that this will result in a reduction in the value of our net deferred tax assets of approximately $87 million, which will be offset by the change in valuation allowance of $87 million.

The Tax Act also adopts elements of a territorial tax system while assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations. At this time, management has estimated the repatriation of undistributed earnings and profits of U.S. owned foreign corporations will result in a provisional income inclusion of $0.7 million, which will be fully offset by a current year loss. Other than the U.S. taxation of these amounts, we intend to continue to invest these earnings indefinitely outside of the U.S. and do not expect to incur any additional taxes related to such amounts.

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $629.1 million, which will expire in the years 2018 through 2037 and federal research and development tax credits of approximately $16.9 million, which expire in the years 2018 through 2037.

As of December 31, 2017, we had net operating loss carryforwards for California and other states for income tax purposes of approximately $168.4 million, which expire in the years 2026 through 2037, and California state research and development tax credits of approximately $17.4 million, which do not expire.

As of December 31, 2017, we had net operating loss carryforwards for foreign income tax purposes of approximately $15.5 million, which do not expire.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits was $1.2 million and $2.4 million as of December 31, 2017 and 2016, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at December 31, 2016	$(2,426)
Tax positions related to the current year
Additions	-
Reductions	-
Tax positions related to the prior year
Additions	-
Reductions	1,197
Balance at December 31, 2017	$(1,229)

Our policy is to account for interest and penalties as income tax expense. As of December 31, 2017, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event the Company has a change in ownership, as defined, the annual utilization of such carryforwards could be limited. Based on an analysis under Section 382 of the Internal Revenue Code, the Company experienced ownership changes in 2008, 2009 and 2012 which limit the future use of its pre-change federal net operating loss carryforwards and federal research and development tax credits. The Company has excluded these federal net operating loss carryforwards and federal research and development tax credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2017. A limitation calculation has not been performed with respect to the California net operating loss carryforwards and research and development tax credits and we believe that our ability to use these California net operating loss carryforwards and research and development tax credits in the future may be limited.

We are subject to income tax examinations for U.S. federal and state income taxes from 1998 forward. We are subject to tax examination in Germany from 2014 forward.

18.	Selected Quarterly Financial Data (Unaudited; in thousands, except per share amounts)

	Year Ended December 31, 2017
	Q1	Q2	Q3	Q4
Revenues	$148	$105	$53	$21
Net loss	$(25,287)	$(20,318)	$(22,128)	$(27,421)
Basic and diluted net loss per share	$(0.60)	$(0.41)	$(0.38)	$(0.45)
Shares used to compute basic and diluted net loss per share	41,830	49,700	57,650	61,007

	Year Ended December 31, 2016
	Q1	Q2	Q3	Q4
Revenues	$942	$2,647	$162	$7,292
Net loss	$(27,023)	$(28,986)	$(34,694)	$(21,741)
Basic and diluted net loss per share	$(0.70)	$(0.75)	$(0.90)	$(0.56)
Shares used to compute basic and diluted net loss per share	38,472	38,496	38,512	38,544

19.	Subsequent Events

HEPLISAV-B

We commenced commercial shipments of HEPLISAV-B in the first quarter of 2018.  On February 21, 2018, the Centers for Disease Control and Prevention's (“CDC”) Advisory Committee on Immunization Practices (“ACIP”) voted unanimously in favor of including HEPLISAV-B on its list of ACIP recommended products for use to vaccinate adults against hepatitis B.

Term Loan Agreement

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC.  The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million at our option on or before July 17, 2019.

The loans have a maturity date of December 31, 2023, unless earlier prepaid.  The loans bear interest at a rate equal to 9.50% per annum.

Sublicense Agreement

On February 16, 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck Sharpe & Dohme Corp. (the “Sublicensor”).  The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by the Sublicensor which relate to recombinant production of Hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B, adult Hepatitis B Vaccine, to prevent hepatitis B and diseases caused by hepatitis B in the United States and includes the right to grant further sublicenses.  In consideration, we made a $7.0 million payment to the Sublicensor in February 2018. The remaining two payments of $7.0 million each are due in the first quarter of each of 2019 and 2020.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynavax Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes of the Company and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Francisco, California

March 8, 2018

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

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Elections of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

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

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Amended and Restated Bylaws	3.2	S-1/A	February 5, 2004	333-109965
3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.9	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.4	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.5	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	4.6	10-K	March 6, 2009	001-34207
10.01†	Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB	10.30	10-Q	November 3, 2006	000-50577
10.02	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and the Company	10.2	10-Q	November 3, 2017	001-34207
10.03†	Amendment No. 2 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated February 3, 2009	10.40	10-Q	April 30, 2009	001-34207
10.04	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.05	Amendment No. 3 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated September 30, 2010	10.54	8-K	October 4, 2010	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.6	Lease, dated January 7, 2004, between the Company and 2929 Seventh Street, LLC	10.17	S-1/A	January 16, 2004	333-109965
10.7	First Amendment to Lease, dated as of May 21, 2004, between the Company and 2929 Seventh Street, LLC	10.55	8-K	October 13, 2010	001-34207
10.8	Second Amendment to Lease, dated as of October 12, 2010, between the Company and 2929 Seventh Street, LLC	10.56	8-K	October 13, 2010	001-34207
10.9+	Amended and Restated 2011 Equity Incentive Plan	99.1	S-8	June 1, 2016	333-211747
10.10+	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan	99.2	S-8	January 6, 2011	333-171552
10.11+	Form of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	99.3	S-8	January 6, 2011	333-171552
10.12	Third Amendment to Lease, dated as of April 1, 2011, between the Company and 2929 Seventh Street, LLC	10.65	10-Q	August 3, 2011	001-34207
10.13†	Amendment No. 4 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated September 23, 2011	10.67	10-K	March 12, 2012	001-34207
10.14	Fourth Amendment to Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.72	10-K	March 8, 2013	001-34207
10.15	Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.73	10-K	March 8, 2013	001-34207
10.16+	Employment Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.78	8-K	May 3, 2013	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.17+	Management Continuity and Severance Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.79	8-K	May 3, 2013	001-34207
10.18†	Amendment No. 5 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 7, 2014	10.88	10-K	March 10, 2014	001-34207
10.19+	Employment Agreement, dated March 6, 2013, by and between David Novack and the Company	10.84	10-K	March 10, 2014	001-34207
10.20+	Employment Agreement, dated July 12, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.21+	Employment Agreement, dated February 4, 2014, by and between David L. Johnson and the Company	10.86	10-K	March 10, 2014	001-34207
10.22+	Amended and Restated 2014 Employee Stock Purchase Plan	99.4	S-8	June 1, 2016	333-211747
10.23+	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, Amended February 5, 2015	10.35	10-K	March 5, 2015	001-34207
10.24†	Amendment No. 6 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, effective as of December 8, 2014	10.36	10-K	March 5, 2015	001-34207
10.25	Amendment No. 7 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, effective as of January 13, 2016	10.29	10-K	March 8, 2016	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.26+	Form of Amended and Restated Management Continuity and Severance Agreement between the Company and certain of its executive officers	10.1	8-K	April 19, 2016	001-34207
10.27	Fifth Amendment to Lease, dated as of May 15, 2017, between the Company and 2929 Seventh Street, LLC	10.2	10-Q	August 7, 2017	001-34207
10.28	Sales Agreement, dated November 3, 2017, between the Company and Cowen and Company, LLC	10.1	10-Q	November 3, 2017	001-34207
10.29	2017 Inducement Award Plan	10.1	8-K	November 30, 2017	001-34207
10.30^	Master Services Agreement, dated January 11, 2016, between the Company and inVentiv Commercial Services, LLC					X
10.31^	Project Agreement, dated October 31, 2017 between the Company and inVentiv Commercial Services, LLC					X
10.32^	First Amendment to Project Agreement, dated October 31, 2017 between Company and inVentiv Commercial Services, LLC					X
10.33^	Commercial Manufacturing and Supply Agreement, dated November 22, 2013, between Company and Baxter Pharmaceutical Solutions LLC					X
10.34^	Supply Agreement, dated November 2, 2016, between Company and Becton, Dickinson and Company					X
10.35^	Supply Agreement, dated October 1, 2012, between Company and Nitto Denko Avecia, Inc.					X
10.36^	Supply Agreement, dated July 27, 2016, between Company and West Pharmaceutical Services, Inc.					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract, compensatory plan or arrangement.
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

^	We have requested confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkeley, State of California.

Dynavax Technologies Corporation
By:	/s/ EDDIE GRAY
Eddie Gray Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2018

By:	/s/ MICHAEL OSTRACH
Michael Ostrach Chief Financial Officer (Principal Financial Officer)

Date: March 8, 2018

By:	/s/ DAVID JOHNSON
David Johnson Vice President, Chief Accounting Officer (Principal Accounting Officer)

Date: March 8, 2018

Signature	Title	Date
/s/ EDDIE GRAY	Chief Executive Officer	March 8, 2018
Eddie Gray	(Principal Executive Officer)
/s/ MICHAEL OSTRACH	Chief Financial Officer	March 8, 2018
Michael Ostrach	(Principal Financial Officer)
/s/ DAVID JOHNSON	Vice President, Chief Accounting Officer	March 8, 2018
David Johnson	(Principal Accounting Officer)
/s/ ARNOLD L. ORONSKY, PH.D.	Chairman of the Board	March 8, 2018
Arnold L. Oronsky, Ph.D.
/s/ LAURA BREGE	Director	March 8, 2018
Laura Brege
/s/ FRANCIS R. CANO, PH.D.	Director	March 8, 2018
Francis R. Cano, Ph.D.
/s/ DENNIS A. CARSON, M.D.	Director	March 8, 2018
Dennis A. Carson, M.D.
/s/ DANIEL L. KISNER, M.D.	Director	March 8, 2018
Daniel L. Kisner, M.D.
/s/ PEGGY V. PHILLIPS	Director	March 8, 2018
Peggy V. Phillips
/s/ STANLEY A. PLOTKIN, M.D.	Director	March 8, 2018
Stanley A. Plotkin, M.D.
/s/ NATALE S. RICCIARDI	Director	March 8, 2018
Natale S. Ricciardi