Form 10-Q
period 2018-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2018-05-09
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, the registrant had outstanding 62,274,096 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B®, our ability to successfully develop and timely obtain regulatory approval of SD-101 and DV281, and our other early stage compounds, our business, collaboration and regulatory strategy, our intellectual property position, our product development efforts, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$36,067	$26,584
Marketable securities available-for-sale	214,713	165,270
Accounts and other receivables	763	854
Inventories	550	312
Intangible assets, net	-	1,306
Prepaid expenses and other current assets	3,303	3,697
Total current assets	255,396	198,023
Property and equipment, net	17,064	16,619
Intangible assets, net	18,662	-
Goodwill	2,309	2,244
Restricted cash	635	629
Other assets	1,267	1,270
Total assets	$295,333	$218,785
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,279	$4,539
Accrued research and development	4,443	4,359
Accrued liabilities	9,820	9,695
Other current liabilities	7,000	-
Total current liabilities	23,542	18,593
Long-term debt, net	99,232	-
Other long-term liabilities	6,672	643
Total liabilities	129,446	19,236
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock: $0.001 par value; 139,000 shares authorized at March 31, 2018 and December 31, 2017; 62,254 and 61,533 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	62	62
Additional paid-in capital	1,112,321	1,107,693
Accumulated other comprehensive loss	(213)	(881)
Accumulated deficit	(946,283)	(907,325)
Total stockholders’ equity	165,887	199,549
Total liabilities and stockholders’ equity	$295,333	$218,785

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product revenue, net	$165	$-
Grant revenue	-	148
Total revenues	165	148
Operating expenses:
Cost of sales - product	205	-
Cost of sales - amortization of intangible assets	2,417	-
Research and development	18,966	16,345
Selling, general and administrative	16,891	6,472
Restructuring	-	2,783
Total operating expenses	38,479	25,600
Loss from operations	(38,314)	(25,452)
Other income (expense):
Interest income	740	145
Interest expense	(1,161)	-
Other (expense) income, net	(223)	20
Net loss	$(38,958)	$(25,287)
Basic and diluted net loss per share	$(0.63)	$(0.60)
Weighted average shares used to compute basic and diluted net loss per share	61,744	41,830

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(38,958)	$(25,287)
Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities available-for-sale	(22)	(29)
Cumulative foreign currency translation adjustments	690	303
Total other comprehensive income	668	274
Total comprehensive loss	$(38,290)	$(25,013)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017 (As Adjusted)
Operating activities
Net loss	$(38,958)	$(25,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	789
Gain on disposal of property and equipment	-	(21)
Accretion of discounts on marketable securities	(176)	(10)
Stock compensation expense	4,799	3,821
Cost of sales - amortization of intangible assets	2,417	-
Non-cash interest expense	348	-
Changes in operating assets and liabilities:
Accounts and other receivables	91	(123)
Inventories	(238)	-
Prepaid expenses and other current assets	394	(39)
Other assets	3	(907)
Accounts payable	349	(2,110)
Accrued liabilities and other long term liabilities	276	(1,363)
Net cash used in operating activities	(29,872)	(25,250)
Investing activities
Acquisition of technology licenses	(9,500)	-
Purchases of marketable securities	(141,103)	(44,652)
Proceeds from maturities of marketable securities	91,815	37,875
Purchases of property and equipment, net	(897)	(234)
Net cash used in investing activities	(59,685)	(7,011)
Financing activities
Proceeds from long-term debt, net	99,000	-
Proceeds from issuance of common stock, net	-	29,535
Tax withholding from exercise of stock options and restricted stock awards, net	(426)	(303)
Proceeds from Employee Stock Purchase Plan	255	155
Net cash provided by financing activities	98,829	29,387
Effect of exchange rate changes on cash, cash equivalents and restricted cash	217	60
Net increase (decrease) in cash, cash equivalents and restricted cash	9,489	(2,814)
Cash, cash equivalents and restricted cash at beginning of period	27,213	24,891
Cash, cash equivalents and restricted cash at end of period	$36,702	$22,077
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$813	$-
Release of accrual for litigation settlement and insurance recovery (Note 6)	$-	$4,050
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$37	$-
Non-cash acquisition of technology license	$12,773	$-

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our first commercial product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted), was approved by the United States Food and Drug Administration (“FDA”) in November 2017 for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018 and deployed our field sales force in late February 2018. Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents. Our lead investigational immuno-oncology products are SD-101, currently being evaluated in Phase 2 clinical studies, and DV281, in a Phase 1 safety study. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiary, Dynavax GmbH. All significant intercompany accounts and transactions among these entities have been eliminated from the condensed consolidated financial statements. We operate in one business segment: the discovery, development and commercialization of biopharmaceutical products.

Liquidity and Financial Condition

As of March 31, 2018, we had cash, cash equivalents and marketable securities of $250.8 million. On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million is available for borrowing at our option on or before July 17, 2019. During the three months ended March 31, 2018, we used $29.9 million of cash in operating activities and paid $9.5 million in fees under patent license agreements relating to HEPLISAV-B.

We have incurred significant operating losses and negative cash flows from our operations since our inception and we expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and discovery research and development. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification, (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, results for the reporting period beginning January 1, 2018 are presented under ASC 606, while the cumulative effect of initially applying the guidance is reflected as an adjustment to the opening balance of retained earnings at January 1, 2018. Adoption of this ASU did not have a material impact on our consolidated financial statements as there were no remaining performance obligations under our license and collaboration agreements as of the adoption date.

While results for reporting periods beginning after January 1, 2018 are presented under ASC 606, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

We sell our product to a limited number of wholesalers and specialty distributors in the U.S. (collectively, our “Customers”). Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one-year, there is no financing component on the related receivables. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts and other fees that are offered within contracts between us and our Customers, health care providers, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the amount is due to the Customer) or as an accrued liability (if the amount is payable to a party other than a Customer). Variable consideration requires significant estimates, judgment andinformation obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

Product Returns: Consistent with industry practice, we offer our Customers a limited right of return based on the product’s expiration date for product that has been purchased from us. We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We consider several factors in the estimation of potential product returns including expiration dates of the product shipped, the limited product return rights, available information about Customers’ inventory, shelf life of the product and other relevant factors.

Chargebacks: Our Customers subsequently resell our product to health care providers. In addition to distribution agreements with Customers, we enter into arrangements with health care providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we issue credits for such amounts generally within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued credit.

Trade Discounts and Allowances: We provide our Customers with discounts which include early payment incentives that are explicitly stated in our contracts, and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Distribution fees: Distribution fees include fees paid to certain Customers for sales order management, data and distribution services. Distribution fees are recorded as a reduction of revenue in the period the related product revenue is recognized.

Inventories

Inventory is stated at the lower of cost or estimated net realizable value. We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. We begin capitalization of these inventory related costs once regulatory approval is obtained.

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time we began to capitalize inventory costs associated with HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. We periodically analyze our inventory levels, and will write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and inventory in excess of expected sales requirements. Expired inventory will be disposed of and the related costs written off.

Intangible Assets

We record definite-lived intangible assets related to certain capitalized milestone and license payments. After determining that the pattern of future cash flows associated with intangible asset could not be reliably estimated with a high level of precision, these assets are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. If our estimate of HEPLISAV-B’s useful life is shorter than the remaining patent life, then the shorter period is used. We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. No impairment of intangible assets has been identified during the three months ended March 31, 2018.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate our research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities through March 31, 2018.

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

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which became effective January 1, 2018. The Tax Act significantly changes the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. We have performed a review of the Tax Act, and based on information available at March 31, 2018, recorded certain provisional amounts related to the revaluation of our deferred taxes and the realization of certain tax credit carryforwards. The accounting for these provisional amounts is expected to be completed within the one year measurement period allowed under Staff Accounting Bulletin 118. Due to insufficient guidance on certain aspects of the Tax Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Tax Act, such as the implementation of certain international provisions, we cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, we are continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, we have not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting our deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes.

Recent Accounting Pronouncements

Accounting Standards Update 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The ASU requires companies to recognize lease right-of-use assets and lease liabilities by lessees for all operating leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and believe the adoption will modify our analyses and disclosures of lease agreements considering operating leases are a significant portion of the Company’s total lease commitments.

Accounting Standards Update 2017-04

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment by eliminating a previous requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The adoption is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this update is applied using a retrospective transition method to each period presented. The ASU is effective for annual periods beginning after December 15, 2017. We adopted ASU 2016-18 on January 1, 2018 and have presented comparable prior period cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows reflecting the retrospective impact of this ASU. See Note 3.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy.

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are considered reasonable estimates of their respective fair value because of their short-term nature.

As of March 31, 2018, we measured the fair value of our $7.0 million payment to Merck Sharpe & Dohme Corp., which is due in the first quarter of 2020, based on Level 3 inputs due to the use of unobservable inputs that cannot be corroborated by observable market data. We estimated the fair value of the liability using a discounted cash flow technique using the effective interest rate on our term loan. The liability had a fair value of $5.8 million as of March 31, 2018.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2018
Money market funds	$25,923	$-	$-	$25,923
U.S. treasuries	-	49,206	-	49,206
U.S. government agency securities	-	54,644	-	54,644
Corporate debt securities	-	119,099	-	119,099
Total	$25,923	$222,949	$-	$248,872

	Level 1	Level 2	Level 3	Total
December 31, 2017
Money market funds	$22,543	$-	$-	$22,543
U.S. treasuries	-	45,534	-	45,534
U.S. government agency securities	-	86,820	-	86,820
Corporate debt securities	-	32,916	-	32,916
Total	$22,543	$165,270	$-	$187,813

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$36,067	$26,584
Restricted cash	635	629
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$36,702	$27,213

Due to the adoption of ASU 2016-18, we have presented below, comparable prior period cash, cash equivalents and restricted cash balances as presented in the condensed consolidated statement of cash flows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$21,472	$24,289
Restricted cash	605	602
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$22,077	$24,891

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2018
Cash and cash equivalents:
Cash	$1,908	$-	$-	$1,908
Money market funds	25,923	-	-	25,923
U.S. treasuries	4,000	-	-	4,000
Corporate debt securities	4,236	-	-	4,236
Total cash and cash equivalents	36,067	-	-	36,067
Marketable securities available-for-sale:
U.S. treasuries	45,218	-	(12)	45,206
U.S. government agency securities	54,665	1	(22)	54,644
Corporate debt securities	114,931	5	(73)	114,863
Total marketable securities available-for-sale	214,814	6	(107)	214,713
Total cash, cash equivalents and marketable securities	$250,881	$6	$(107)	$250,780
December 31, 2017
Cash and cash equivalents:
Cash	$4,041	$-	$-	$4,041
Money market funds	22,543	-	-	22,543
Total cash and cash equivalents	26,584	-	-	26,584
Marketable securities available-for-sale:
U.S. treasuries	45,559	-	(25)	45,534
U.S. government agency securities	86,860	-	(40)	86,820
Corporate debt securities	32,931	-	(15)	32,916
Total marketable securities available-for-sale	165,350	-	(80)	165,270
Total cash, cash equivalents and marketable securities	$191,934	$-	$(80)	$191,854

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2018
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$188,963	$188,869
Mature after one year through two years	25,851	25,844
	$214,814	$214,713

There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2018 and 2017.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	Whether the investment has been in a continuous realized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investment to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;

•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4.	Inventories

The following table presents inventories (in thousands):

	March 31, 2018	December 31, 2017
Work-in-process	$-	$312
Finished goods	550	-
Total	$550	$312

5.	Intangible Assets

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	March 31, 2018	December 31, 2017
Intangible assets	$22,273	$2,500
Less accumulated amortization	(3,611)	(1,194)
Total	$18,662	$1,306

We recorded $2.4 million as cost of sales – amortization of intangible assets for the three months ended March 31, 2018. See Note 7.

6. Commitments and Contingencies

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

Total rent expense related to our operating leases for the three month periods ended March 31, 2018 and 2017, was $0.7 million and $0.6 million, respectively. Deferred rent was $0.8 million and $0.6 million as of March 31, 2018 and December 31, 2017, respectively.

In February 2018, we entered into a $175.0 million term loan agreement. Borrowings under the term loan agreement in the amount of $100.2 million is payable at maturity on December 31, 2023, unless earlier prepaid. See Note 8.

In February 2018, we entered into a sublicense agreement with Merck Sharpe & Dohme Corp. Under the agreement, we are required to make future payments of $7.0 million each in both 2019 and 2020. See Note 7.

We have entered into material long-term commitments with commercial manufacturers for the supply of HEPLISAV-B and SD-101. To the extent these long-term commitments are non-cancelable, they are reflected in the table below.

Future payments under the term loan agreement, sublicense agreement, minimum payments under the non-cancelable portion of our operating leases and non-cancelable purchase commitments at March 31, 2018, are as follows (in thousands):

Years ending December 31,
2018 (remaining)	$13,442
2019	9,693
2020	9,754
2021	2,567
2022	2,558
Thereafter	109,816
Total	$147,830

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of March 31, 2018.

7. Collaborative Research, Development and License Agreements

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

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck Sharpe & Dohme Corp. (the “Sublicensor”). The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by the Sublicensor which relate to recombinant production of Hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B, adult Hepatitis B Vaccine, to prevent hepatitis B and diseases caused by hepatitis B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first installment of $7.0 million was paid in February 2018 and the remaining two payments of $7.0 million each are due in the first quarter of each of 2019 and 2020. The payments in 2019 and 2020 are classified on the condensed consolidated balance sheets as other current liabilities and other long-term liabilities, respectively. We recorded $19.8 million as an intangible asset on the condensed consolidated balance sheets, which reflects the present value of the long-term portion of the liability. See Note 5. The agreement continues in effect through April 2020, at which time the license becomes perpetual, irrevocable, fully paid-up and royalty free license.

Coley Pharmaceutical Group, Inc.

In June 2007, we entered into a license agreement with Coley Pharmaceutical Group, Inc. (“Coley”), under which Coley granted us a non-exclusive, royalty bearing license to patents, with the right to grant sublicenses for HEPLISAV-B. We met one of the regulatory milestones upon FDA approval of HEPLISAV-B in November 2017 and paid $2.5 million in January 2018 to Coley which is recorded as an intangible asset on the condensed consolidated balance sheets. See Note 5. The agreement terminated in February 2018, at which time the license became a perpetual, irrevocable, fully paid-up and royalty free license. As of March 31, 2018, the $2.5 million intangible asset has been fully amortized.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing (“Initial Term Loan”) and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million is available for borrowing at our option on or before July 17, 2019 (together with the Initial Term Loan, the “Term Loans”). Net proceeds from the Initial Term Loan were $99.0 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At March 31, 2018, the effective interest rate was 10.1%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. In March 2018, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $100.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans will be entirely payable at maturity.

The obligations under the Loan Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Company and any future subsidiary guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by the Company and such future subsidiary guarantors (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, to 65% of the capital stock of such subsidiaries, subject to certain exceptions). The obligations under the Loan Agreement will be guaranteed by each of the Company’s future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions). The Loan Agreement contains customary covenants and requires us to comply with a $15.0 million daily minimum combined cash and investment balance covenant and an annual revenue requirement starting in 2019 for sales of HEPLISAV-B.

The Term Loans may be prepaid by us at any time. If the Term Loans are prepaid prior to the second anniversary of the initial borrowing date, we are subject to a repayment premium of up to 7.0% of the principal amount prepaid, depending on the date of prepayment.

We recorded $1.1 million of interest expense during the three months ended March 31, 2018.

9. Revenue Recognition

Our source of product revenue for three months ended March 31, 2018, consists of sales of HEPLISAV-B in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2018 (in thousands):

	Chargebacks, discounts and other fees	Returns	Total
Balance at December 31, 2017	$-	$-	$-
Provision related to current period sales	73	13	86
Credit or payments made during the period	(1)	-	(1)
Balance at March 31, 2018	$72	$13	$85

At March 31, 2018, $66,000 of these reserves were classified as reductions of accounts receivable on the condensed consolidated balance sheets and $19,000 were classified as accrued liabilities.

10. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, outstanding options and stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options and stock awards totaling approximately 8,394,000 and 5,670,000 shares of common stock as of March 31, 2018 and 2017, respectively, were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2018 and 2017, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three months ended March 31, 2018 and 2017, basic and diluted net loss per share are the same.

11. Common Stock

Common Stock Outstanding

As of March 31, 2018, there were 62,254,091 shares of our common stock outstanding.

12. Equity Plans and Stock-Based Compensation

Option activity under our stock-based compensation plans during the three months ended March 31, 2018 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	3,555	$19.56
Options granted	1,807	16.81
Options exercised	(25)	14.67
Options cancelled:
Options forfeited (unvested)	(2)	21.00
Options cancelled (vested)	(28)	50.70
Balance at March 31, 2018	5,307	$18.47	6.18	$15,064
Vested and expected to vest at March 31, 2018	5,030	$18.56	6.12	$14,156
Exercisable at March 31, 2018	2,462	$20.55	5.61	$4,985

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2018 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2017	2,443	$6.01
Granted	433	16.12
Vested	(681)	5.33
Forfeited	-	-
Non-vested as of March 31, 2018	2,195	$8.21

The aggregate intrinsic value of the restricted stock units outstanding as of March 31, 2018, based on our stock price on that date, was $43.6 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of March 31, 2018, approximately 151,000 shares underlying stock options and approximately 14,500 restricted stock unit awards with performance-based vesting criteria were outstanding. Vesting criteria for 11,000 of the awards with performance-based vesting criteria were not probable as of March 31, 2018.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted-average fair value	$10.84	$4.31	$10.39	$2.34
Risk-free interest rate	2.6%	2.0%	2.1%	0.9%
Expected life (in years)	4.5	4.5	1.3	1.3
Volatility	0.8	0.9	1.1	1.0

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. The components of stock-based compensation expense were (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$2,187	$1,963
Selling, general and administrative	2,589	1,858
Cost of sales - product	23	-
Total	$4,799	$3,821

As of March 31, 2018, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $40.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. Additionally, as of March 31, 2018, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $1.5 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the three months ended March 31, 2018, employees have acquired 57,788 shares of our common stock under the Purchase Plan and 40,439 shares of our common stock remained available for future purchases under the Purchase Plan.

13. Restructuring

In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the FDA review and approval process. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other long term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent. In the first quarter of 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. All of the $2.8 million was paid in 2017.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We are a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our first commercial product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted), was approved by the United States Food and Drug Administration (“FDA”) in November 2017 for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018 and deployed our field sales force in late February 2018. Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents. Our lead investigational immuno-oncology products are SD-101, currently being evaluated in Phase 2 clinical studies, and DV281, in a Phase 1 safety study.

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

Our revenues have historically consisted of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to successfully market HEPLISAV-B and our product candidates, if they are approved. We recorded $0.2 million of net product revenue related to the sales of HEPLISAV-B for the three months ended March 31, 2018.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and discovery research and development. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification, (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, results for the reporting period beginning January 1, 2018 are presented under ASC 606, while the cumulative effect of initially applying the guidance is reflected as an adjustment to the opening balance of retained earnings at January 1, 2018. Adoption of this ASU did not have a material impact on our consolidated financial statements as there were no remaining performance obligations under our license and collaboration agreements as of the adoption date.

While results for reporting periods beginning after January 1, 2018 are presented under ASC 606, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

We sell our product to a limited number of wholesalers and specialty distributors in the U.S. (collectively, our “Customers”). Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one-year, there is no financing component on the related receivables. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts and other fees that are offered within contracts between us and our Customers, health care providers, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the amount is due to the Customer) or as an accrued liability (if the amount is payable to a party other than a Customer). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

Product Returns: Consistent with industry practice, we offer our Customers a limited right of return based on the product’s expiration date for product that has been purchased from us. We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We consider several factors in the estimation of potential product returns including expiration dates of the product shipped, the limited product return rights, available information about Customers’ inventory, shelf life of the product and other relevant factors.

Chargebacks: Our Customers subsequently resell our product to health care providers. In addition to distribution agreements with Customers, we enter into arrangements with health care providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we issue credits for such amounts generally within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued credit.

Trade Discounts and Allowances: We provide our Customers with discounts which include early payment incentives that are explicitly stated in our contracts, and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Distribution fees: Distribution fees include fees paid to certain Customers for sales order management, data and distribution services. Distribution fees are recorded as a reduction of revenue in the period the related product revenue is recognized.

Results of Operations

Revenues

Revenues have historically consisted of amounts earned from collaborations, grants and fees from services and licenses and royalty payments. Commercial shipments of HEPLISAV-B commenced in January 2018, resulting in product revenue in the three months ended March 31, 2018.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2017 to 2018
Revenues:	2018	2017	$	%
Product revenue, net	$165	$-	$165	NM
Grant revenue	-	148	(148)	NM
Total revenues	$165	$148	$17	11%

Product revenue, net, of $0.2 million for three months ended March 31, 2018, consists of sales of HEPLISAV-B in the U.S. Revenue from product sales is recorded at the net sales price which includes estimates of product returns, chargebacks, discounts and other fees. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Grant revenue decreased as there was no research and development work performed under a contract with the National Institutes of Health in the three months ended March 31, 2018.

Cost of Sales - Product

Cost of sales - product of $0.2 million for the three months ended March 31, 2018, is related to certain fill, finish and overhead costs for HEPLISAV-B incurred after FDA approval. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B, that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. We expect to use inventory previously expensed to research and development over approximately the next 6 months, and accordingly we expect our cost of sales of HEPLISAV-B to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing the product.

Cost of Sales - Amortization of Intangible Assets

Cost of sales - amortization of intangible assets of $2.4 million for three months ended March 31, 2018 consists of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fee to Coley Pharmaceutical Group, Inc. (“Coley”) and Merck Sharpe & Dohme Corp. (“Merck”) upon or after FDA approval of HEPLISAV-B in November 2017. At March 31, 2018, the intangible asset related to Coley has been fully-amortized. At March 31, 2018, the intangible asset related to Merck of $18.7 million has an estimated remaining useful life through the patent expiration date in April 2020.

Research and Development Expense

Research and development expense consists, primarily, of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services consist of costs associated with clinical development, preclinical discovery and development, regulatory filings and research, including fees and expenses incurred by contract research organizations, clinical study sites, and other service providers and costs of manufacturing product candidates prior to approval. Prior to FDA approval, we recorded as research and development expense costs of acquiring, developing and manufacturing HEPLISAV-B. The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2017 to 2018
Research and Development:	2018	2017	$	%
Compensation and related personnel costs	$8,599	$8,180	$419	5%
Outside services	5,666	4,038	1,628	40%
Facility costs	2,513	2,164	349	16%
Non-cash stock-based compensation	2,188	1,963	225	11%
Total research and development	$18,966	$16,345	$2,621	16%

Compensation and related personnel costs and non-cash stock-based compensation increased due to an overall increase in headcount to support the ongoing development of SD-101 and earlier stage oncology programs and costs associated with resuming operating activities at our production facility in Dusseldorf. Outside services expense increased, primarily, due to manufacturing activities for pre-filled syringes (“PFS”) of HEPLISAV-B prior to regulatory approval of the PFS and the ongoing development of SD-101. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, increased due to an overall higher facility-related costs and an increase in headcount.

We expect research and development spending to increase in 2018 in connection with the discovery, development and manufacturing of our product candidates, particularly SD-101 and DV281.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation and related costs for our commercial support personnel, medical education professionals and personnel in executive and other administrative functions, including legal, finance and information technology; costs for outside services such as costs for sales and marketing, post-marketing studies of HEPLISAV-B, accounting, commercial development, consulting, business development, investor relations and insurance; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our selling, general and administrative expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2017 to 2018
Selling, General and Administrative:	2018	2017	$	%
Compensation and related personnel costs	$3,548	$2,176	$1,372	63%
Outside services	9,048	1,500	7,548	503%
Legal costs	1,211	713	498	70%
Facility costs	496	225	271	120%
Non-cash stock-based compensation	2,588	1,858	730	39%
Total selling, general and administrative	$16,891	$6,472	$10,419	161%

Compensation and related personnel costs and non-cash stock-based compensation increased, primarily, due to an increase in employee headcount to support HEPLISAV-B commercial activities. Outside services increased due to an overall increase in HEPLISAV-B sales, marketing and commercial activities, including full-deployment of a contract sales force, post-marketing studies and consultants for commercial development services. The increase in legal costs was due to higher use of outside counsel costs in connection with the loan financing, SEC filings and patent preparation and prosecution.

We expect our selling, general and administrative expenses to increase in 2018 in support of HEPLISAV-B commercial activities and post-marketing studies, ongoing support for our other product candidates and increasing costs of operating as a public company.

Restructuring

In January 2017, we implemented organizational restructuring and cost reduction plans to align around our immuno-oncology business while allowing us to advance HEPLISAV-B through the FDA review and approval process. To achieve these cost reductions, we suspended manufacturing activities, commercial preparations and other long term investment related to HEPLISAV-B and reduced our global workforce by approximately 40 percent. In the first quarter of 2017 we recorded charges of $2.8 million related to severance, other termination benefits and outplacement services. All of the $2.8 million was paid in 2017.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense includes the stated interest and accretion of discount and end of term fee related long-term debt agreement entered into in February 2018. Other (expense) income, net includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our interest income, interest expense and other (expense) income, net (in thousands, except for percentages):

Increase
Three Months Ended	(Decrease) from
March 31,	2017 to 2018
2018	2017	$	%
Interest income	$740	$145	$595	410%
Interest expense	$(1,161)	$-	$1,161	100%
Other (expense) income, net	$(223)	$20	$(243)	(1,215)%

Interest income for the first quarter of 2018 increased due to a higher average investment balance. Interest expense for the first quarter of 2018 increased due to the $100.0 million we borrowed on February 20, 2018 under a term loan agreement with CRG Servicing LLC. The change in other (expense) income, net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2018, we had $250.8 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities.

In February 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million is available for borrowing at our option on or before July 17, 2019. The loans have a maturity date of December 31, 2023, unless earlier prepaid.

During the three months ended March 31, 2018, we used $29.9 million of cash for our operations primarily due to our net loss of $39.0 million, of which $8.2 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2017, we used $25.3 million of cash for our operations primarily due to a net loss of $25.3 million, of which $4.6 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization and accretion and amortization on marketable securities. We also recorded charges of $2.8 million primarily related to severance, resulting from implementation of organizational restructuring and cost reduction plans in January 2017. Cash used in our operations during the first three months of 2018 increased by $4.6 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2018, net cash used in investing activities was $59.7 million compared to $7.0 million in net cash used in investing activities for the three months ended March 31, 2017. Cash used in investing activities during the first three months of 2018 included $49.3 million of net purchases of marketable securities compared with $6.8 million of net purchases of marketable securities during the first three months of 2017. Cash used in investing activities during the first three months of 2018 also included $9.5 million of milestone and sublicense payments to Coley and Merck. Cash used in net purchases of property plant and equipment increased by $0.7 million during the first three months of 2018 compared to the same period in 2017 primarily due to cost reduction plans implemented in January 2017.

During the three months ended March 31, 2018 and 2017, net cash provided by financing activities was $98.8 million and $29.4 million, respectively. Cash provided by financing activities in the first three months of 2018 included net proceeds of $99.0 million from the Loan Agreement and $0.3 million from employee purchases of our common stock under the 2014 Employee Stock Purchase Plan (“2014 ESPP”). Cash provided by financing activities in the first three months of 2017 included net proceeds of $29.5 million from the issuance of common stock under our 2015 At Market Issuance Sales Agreement and $0.2 million from purchases of our common stock under the 2014 ESPP.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and discovery research and development. We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of March 31, 2018, and anticipated revenues. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives.

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

Contractual Obligations

Except as described below, during the three months ended March 31, 2018, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

In February 2018, we entered into a $175.0 million term loan agreement. Principal amount due under the term loan agreement at March 31, 2018 is $100.2 million payable at maturity on December 31, 2023, unless earlier prepaid.

In February 2018, we entered into a sublicense agreement with Merck Sharpe & Dohme Corp. Under the agreement, we are required to make future payments of $7.0 million each in both 2019 and 2020.

We enter into long-term purchase commitments with commercial manufacturers for the supply of HEPLISAV-B and SD-101. To the extent these long-term commitments are non-cancelable, our total future purchase commitments at March 31, 2018 are $11.6 million.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the Securities and Exchange Commission and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b) Changes in internal controls

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or Topic 606. Although the adoption of Topic 606 is not expected to have a material impact on our ongoing revenues, we implemented changes to our processes related to revenue recognition and the control activities within them. Other than changes to our internal control processes resulting from the adoption of Topic 606 as discussed above, there has been no other changes in our internal controls over financial reporting as defined in Rule 13a – 15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, Dynavax receives claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations.

On November 18, 2016, two substantially similar securities class action complaints were filed in the U.S. District Court for the Northern District of California against the Company and two of its executive officers, in Soontjens v. Dynavax Technologies Corporation et. al., (“Soontjens”) and Shumake v. Dynavax Technologies Corporation et al., (“Shumake”). The Soontjens complaint alleges that between March 10, 2014 and November 11, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to HEPLISAV-B. The Shumake complaint alleges violations of the same statutes related to the same subject, but between January 7, 2016 and November 11, 2016. The plaintiffs in both actions are seeking an unspecified amount of damages and attorneys’ fees and costs. On January 17, 2017, these two actions and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On January 31, 2017, the court appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on March 17, 2017. Defendants’ filed a motion to dismiss the consolidated amended complaint on May 1, 2017. On September 12, 2017, the District Court granted Defendants’ motion to dismiss, but gave lead plaintiff an opportunity to amend his complaint. On October 3, 2017, plaintiff filed a Second Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on November 3, 2017. A hearing on Defendants’ motion to dismiss was set for January 23, 2018, but the hearing was vacated by the Court on January 18, 2018. On April 24, 2018, the Court reset the hearing on Defendants’ motion to dismiss for May 8, 2018.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, commercialize approved products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission on March 8, 2018.

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

We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the three months ended March 31, 2018 and 2017 were $39.0 million and $25.3 million, respectively. As of March 31, 2018, we had an accumulated deficit of $946.3 million.

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

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our product candidates in commercial quantities. With respect to HEPLISAV-B, while we have reinitiated manufacturing and have a substantial quantity of available product, we intend to switch to a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to timely manufacture that presentation of HEPLISAV-B in compliance with GMP.*

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing our product candidates, including HEPLISAV-B, SD-101, and DV281, certain antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. In connection with our restructuring in January 2017, we elected to retain, but furlough, much of the workforce in Düsseldorf supporting the manufacture of rHBsAg for HEPLISAV-B and utilize the existing stockpiled inventory of HEPLISAV-B to meet expected initial demand if the product was approved. Although we have sufficient inventory of HEPLISAV-B to launch the product and we have brought back staff at our facility in Dusseldorf that had been furloughed, hired additional staff where needed and reinstated manufacturing, there can be no assurance that we can successfully manufacture sufficient additional quantities in compliance with GMP in order to meet regulatory requirements and market demand. In addition, we have obtained FDA approval of a BLA supplement to manufacture and sell a pre-filled syringe presentation of HEPLISAV-B. Our ability to meet market demand in the future is dependent upon our timely manufacture of the pre-filled syringe presentation of HEPLISAV-B in compliance with GMP.

We have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce our 1018 for HEPLISAV-B. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing suppliers for 1018 and SD-101, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B, and in developing and commercializing our product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers or at all.

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

In February, 2018, we entered into a term loan agreement under which we may borrow up to $175 million, $100.0 million of which was borrowed at closing. Additional amounts may be borrowed only if we meet certain requirements. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

In addition, our systems are potentially vulnerable to data security breaches--whether by employees or others--that may expose sensitive data to unauthorized persons. Effective May 25, 2018, the European Union, or EU, will implement the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR will also impose strict rules on the transfer of personal data out of the EU to the U.S., will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

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

GSK, a competitor of ours, is an exclusive licensee of broad patents covering methods of production of rHBsAg, a component of HEPLISAV-B. In addition, the Institut Pasteur also owns or has exclusive licenses to patents relating to aspects of production of rHBsAg in the U.S. While all of these patents have expired outside the U.S., they remain in force in the U.S. We have had negotiations with GSK to obtain a sublicense. However, there remains a risk that these negotiations may not result in an agreement, or that we may be required to agree to unfavorable terms. With our recent commercialization of HEPLISAV-B in the U.S., while these patents remain in force and until we obtain a license to these patents, GSK or its licensor or the Institut Pasteur may bring claims against us.

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

One or more of these factors could cause a substantial decline in the price of our common stock. In addition, securities class action and shareholder derivative litigation has often been brought against a company following a decline in the market price of its securities. We are currently the target of such litigation, resulting from the decline in our common stock following the disclosure in November 2016 of the FDA’s 2016 complete response letter related to HEPLISAV-B. We may in the future be the target of additional such litigation. Securities and shareholder derivative litigation could result in substantial costs, and divert management’s attention and resources, which could harm our business, operating results and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2018 we had 62,254,091 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 At Market Sales Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150,000,000. As of March 31, 2018, we have $132.8 million remaining under this agreement. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Amended and Restated Bylaws	3.2	S-1/A	February 5, 2004	333-109965
3.9	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.4	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.5	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	4.6	10-K	March 6, 2009	001-34207
10.1	Dynavax Technologies Corporation Amended And Restated 2004 Non-Employee Director Equity Program And Amended And Restated 2005 Non-Employee Director Cash Compensation Program+					X
10.2	Sublicense Agreement, effective as of February 16, 2018, by and between the Company and Merck, Sharp & Dohme Corp.					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.3	Term Loan Agreement, dated as of February 20, 2018 among the Company, certain Lenders party hereto and CRG Servicing LLC, as agent for the Lenders					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract, compensatory plan or arrangement
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 9, 2018	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2018	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)