Form 10-Q
period 2018-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2018-08-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, the registrant had outstanding 62,615,586 shares of common stock.

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

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Quarterly Report on Form 10-Q may be trademarks or registered trademarks of their respective owners. References herein to “we,” “our,” “us,” “Dynavax” or the “Company” refer to Dynavax Technologies Corporation and, where appropriate, its subsidiary Dynavax GmbH.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$28,726	$26,584
Marketable securities available-for-sale	187,317	165,270
Accounts and other receivables	1,304	854
Inventories	5,112	312
Intangible assets, net	-	1,306
Prepaid expenses and other current assets	3,883	3,697
Total current assets	226,342	198,023
Property and equipment, net	16,240	16,619
Intangible assets, net	16,364	-
Goodwill	2,189	2,244
Restricted cash	624	629
Other assets	2,104	1,270
Total assets	$263,863	$218,785
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,314	$4,539
Accrued research and development	4,121	4,359
Accrued liabilities	11,087	9,695
Other current liabilities	7,000	-
Total current liabilities	25,522	18,593
Long-term debt, net	99,771	-
Other long-term liabilities	7,257	643
Total liabilities	132,550	19,236
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock: $0.001 par value; 139,000 shares authorized at June 30, 2018 and December 31, 2017; 62,608 and 61,533 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	63	62
Additional paid-in capital	1,118,487	1,107,693
Accumulated other comprehensive loss	(1,510)	(881)
Accumulated deficit	(985,727)	(907,325)
Total stockholders’ equity	131,313	199,549
Total liabilities and stockholders’ equity	$263,863	$218,785

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product revenue, net	$1,254	$-	$1,419	$-
Grant revenue	-	105	-	253
Total revenues	1,254	105	1,419	253
Operating expenses:
Cost of sales - product	5,177	-	5,382	-
Cost of sales - amortization of intangible assets	2,298	-	4,715	-
Research and development	16,273	14,814	35,239	31,159
Selling, general and administrative	15,653	5,612	32,544	12,084
Restructuring	-	-	-	2,783
Total operating expenses	39,401	20,426	77,880	46,026
Loss from operations	(38,147)	(20,321)	(76,461)	(45,773)
Other income (expense):
Interest income	1,153	235	1,893	380
Interest expense	(2,691)	-	(3,852)	-
Other income (expense), net	241	(232)	18	(212)
Net loss	$(39,444)	$(20,318)	$(78,402)	$(45,605)
Basic and diluted net loss per share	$(0.63)	$(0.41)	$(1.26)	$(1.00)
Weighted average shares used to compute basic and diluted net loss per share	62,346	49,700	62,047	45,787

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(39,444)	$(20,318)	$(78,402)	$(45,605)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities available-for-sale	17	(16)	(5)	(45)
Foreign currency translation adjustments	(1,314)	1,437	(624)	1,740
Total other comprehensive (loss) income	(1,297)	1,421	(629)	1,695
Total comprehensive loss	$(40,741)	$(18,897)	$(79,031)	$(43,910)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017 (As Adjusted)
Operating activities
Net loss	$(78,402)	$(45,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,658	1,674
Gain on disposal of property and equipment	-	(24)
Accretion of discounts on marketable securities	(681)	(35)
Reversal of deferred rent upon lease amendment	-	(209)
Stock compensation expense	11,089	7,184
Cost of sales - amortization of intangible assets	4,715	-
Non-cash interest expense	1,139	-
Changes in operating assets and liabilities:
Accounts and other receivables	(450)	532
Inventories	(4,800)	-
Prepaid expenses and other current assets	(186)	(1,642)
Other assets	(834)	81
Accounts payable	1,623	(2,934)
Accrued liabilities and other long term liabilities	1,330	(1,664)
Net cash used in operating activities	(63,799)	(42,642)
Investing activities
Acquisition of technology licenses	(9,500)	-
Purchases of marketable securities	(186,821)	(93,045)
Proceeds from maturities of marketable securities	165,450	60,875
Purchases of property and equipment, net	(1,639)	(242)
Net cash used in investing activities	(32,510)	(32,412)
Financing activities
Proceeds from long-term debt, net	99,000	-
Proceeds from issuance of common stock, net	-	88,200
Tax withholding from exercise of stock options and restricted stock awards, net	(549)	(303)
Proceeds from Employee Stock Purchase Plan	255	155
Net cash provided by financing activities	98,706	88,052
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(260)	405
Net increase in cash, cash equivalents and restricted cash	2,137	13,403
Cash, cash equivalents and restricted cash at beginning of period	27,213	24,891
Cash, cash equivalents and restricted cash at end of period	$29,350	$38,294
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,713	$-
Release of accrual for litigation settlement and insurance recovery (Note 6)	$-	$4,050
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$42	$-
Non-cash acquisition of technology license	$12,773	$-

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

Liquidity and Financial Condition

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $216.0 million. On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million is available for borrowing at our option on or before July 17, 2019. During the six months ended June 30, 2018, we used $63.8 million of cash in operating activities and paid $9.5 million in fees under patent license agreements relating to HEPLISAV-B.

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

Summary of Significant Accounting Policies

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification, (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Under the modified retrospective method, results for the reporting period beginning January 1, 2018 are presented under ASC 606, while the cumulative effect of initially applying the guidance is reflected as an adjustment to the opening balance of retained earnings at January 1, 2018. Adoption of this ASC did not have a material impact on our consolidated financial statements as there were no remaining performance obligations under our license and collaboration agreements as of the adoption date.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

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

Chargebacks: Our Customers subsequently resell our product to healthcare providers. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are determined at the time of resale to the qualified healthcare provider by Customers, and we issue credits for such amounts generally within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks for units that our Customers have sold to healthcare providers, but for which credits have not been issued.

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

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. We consider regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. We begin capitalization of these inventory related costs once regulatory approval is obtained.

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

Intangible Assets

We record definite-lived intangible assets related to certain capitalized milestone and license payments. After determining that the pattern of future cash flows associated with the intangible assets could not be reliably estimated with a high level of precision, these assets are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. If our estimate of HEPLISAV-B’s useful life is shorter than the remaining patent life, then the shorter period is used. We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. No impairment of intangible assets has been identified during the six months ended June 30, 2018.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate our research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities through June 30, 2018.

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

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which became effective January 1, 2018. The Tax Act significantly changes the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. We have performed a review of the Tax Act, and based on information available at June 30, 2018, recorded certain provisional amounts related to the revaluation of our deferred taxes and the realization of certain tax credit carryforwards. The accounting for these provisional amounts is expected to be completed within the one year measurement period allowed under Staff Accounting Bulletin 118. Due to insufficient guidance on certain aspects of the Tax Act, such as officers’ compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Tax Act, such as the implementation of certain international provisions, we cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, we are continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, we have not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting our deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes.

Recent Accounting Pronouncements

Accounting Standards Update 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The ASU requires companies to recognize lease right-of-use assets and lease liabilities by lessees for all operating leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis with early adoption permitted. While we are currently evaluating the impact this guidance will have on our consolidated financial statements, we believe the adoption will modify our analyses and disclosures of lease agreements considering operating leases are a significant portion of the Company’s total lease commitments.

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

Accounting Standards Update 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendment in this update is applied using a retrospective transition method to each period presented. The ASU is effective for annual periods beginning after December 15, 2017. We adopted ASU 2016-18 on January 1, 2018 and have presented comparable prior period cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows reflecting the retrospective impact of this ASU. See Note 3.

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

As of June 30, 2018, we measured the fair value of our $7.0 million payment to Merck Sharpe & Dohme Corp., which is due in the first quarter of 2020, based on Level 3 inputs due to the use of unobservable inputs that cannot be corroborated by observable market data. We estimated the fair value of the liability using a discounted cash flow technique using the effective interest rate on our term loan. The liability had a fair value of $6.0 million as of June 30, 2018.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Money market funds	$25,413	$-	$-	$25,413
U.S. treasuries	-	37,119	-	37,119
U.S. government agency securities	-	45,178	-	45,178
Corporate debt securities	-	105,020	-	105,020
Total	$25,413	$187,317	$-	$212,730

	Level 1	Level 2	Level 3	Total
December 31, 2017
Money market funds	$22,543	$-	$-	$22,543
U.S. treasuries	-	45,534	-	45,534
U.S. government agency securities	-	86,820	-	86,820
Corporate debt securities	-	32,916	-	32,916
Total	$22,543	$165,270	$-	$187,813

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$28,726	$26,584
Restricted cash	624	629
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$29,350	$27,213

Due to the adoption of ASU 2016-18, we have presented below, comparable prior period cash, cash equivalents and restricted cash balances as presented in the condensed consolidated statement of cash flows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$37,675	$24,289
Restricted cash	619	602
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$38,294	$24,891

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2018
Cash and cash equivalents:
Cash	$3,313	$-	$-	$3,313
Money market funds	25,413	-	-	25,413
Total cash and cash equivalents	28,726	-	-	28,726
Marketable securities available-for-sale:
U.S. treasuries	37,131	-	(12)	37,119
U.S. government agency securities	45,230	-	(52)	45,178
Corporate debt securities	105,040	7	(27)	105,020
Total marketable securities available-for-sale	187,401	7	(91)	187,317
Total cash, cash equivalents and marketable securities	$216,127	$7	$(91)	$216,043
December 31, 2017
Cash and cash equivalents:
Cash	$4,041	$-	$-	$4,041
Money market funds	22,543	-	-	22,543
Total cash and cash equivalents	26,584	-	-	26,584
Marketable securities available-for-sale:
U.S. treasuries	45,559	-	(25)	45,534
U.S. government agency securities	86,860	-	(40)	86,820
Corporate debt securities	32,931	-	(15)	32,916
Total marketable securities available-for-sale	165,350	-	(80)	165,270
Total cash, cash equivalents and marketable securities	$191,934	$-	$(80)	$191,854

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2018
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$187,401	$187,317
Mature after one year through two years	-	-
	$187,401	$187,317

There were no realized gains or losses from the sale of marketable securities during the six months ended June 30, 2018 and 2017.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	Whether the investment has been in a continuous realized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investment to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;
•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories

The following table presents inventories (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$2,337	$-
Work-in-process	2,266	312
Finished goods	509	-
Total	$5,112	$312

5. Intangible Assets

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	June 30, 2018	December 31, 2017
Intangible assets	$22,273	$2,500
Less accumulated amortization	(5,909)	(1,194)
Total	$16,364	$1,306

We recorded $2.3 million and $4.7 million as cost of sales – amortization of intangible assets for the three and six months ended June 30, 2018, respectively. See Note 7.

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

Total net rent expense related to our operating leases for the three month periods ended June 30, 2018 and 2017, was $0.7 million and $0.4 million, respectively. Total net rent expense related to our operating leases for the six month periods ended June 30, 2018 and 2017, was $1.4 million and $1.0 million, respectively.  Deferred rent was $0.9 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively.

In February 2018, we entered into a $175.0 million term loan agreement. Borrowings under the term loan agreement in the amount of $100.7 million is payable at maturity on December 31, 2023, unless earlier prepaid. See Note 8.

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

Future payments under the term loan agreement, sublicense agreement, minimum payments under the non-cancelable portion of our operating leases and non-cancelable purchase commitments at June 30, 2018, are as follows (in thousands):

Years ending December 31,
2018 (remaining)	$11,157
2019	9,665
2020	9,727
2021	2,539
2022	2,531
Thereafter	110,337
Total	$145,956

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of June 30, 2018.

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

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck Sharpe & Dohme Corp. (the “Sublicensor”). The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by the Sublicensor which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first installment of $7.0 million was paid in February 2018 and the remaining two payments of $7.0 million each are due in the first quarter of each of 2019 and 2020. The payments in 2019 and 2020 are classified on the condensed consolidated balance sheets as other current liabilities and other long-term liabilities, respectively. In February 2018, we recorded $19.8 million as an intangible asset. At June 30, 2018, the intangible asset balance was $16.4 million, net. See Note 5. The agreement continues in effect through April 2020, at which time the license becomes perpetual, irrevocable, fully paid-up and royalty free.

Coley Pharmaceutical Group, Inc.

In June 2007, we entered into a license agreement with Coley Pharmaceutical Group, Inc. (“Coley”), under which Coley granted us a non-exclusive, royalty bearing license to patents, with the right to grant sublicenses for HEPLISAV-B (the “Coley Agreement”). We met one of the regulatory milestones upon FDA approval of HEPLISAV-B in November 2017 and paid $2.5 million in January 2018 to Coley which is recorded as an intangible asset on the condensed consolidated balance sheets. See Note 5. The Coley Agreement terminated in February 2018, at which time the license became a perpetual, irrevocable, fully paid-up and royalty-free license. As of June 30, 2018, the $2.5 million intangible asset has been fully amortized.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing (“Initial Term Loan”) and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million is available for borrowing at our option on or before July 17, 2019 (together with the Initial Term Loan, the “Term Loans”). Net proceeds from the Initial Term Loan were $99.0 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At June 30, 2018, the effective interest rate was 10.1%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through June 30, 2018, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $100.7 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

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

We recorded $2.5 million and $3.6 million of interest expense during the three and six months ended June 30, 2018, respectively.

9. Revenue Recognition

Our source of product revenue for six months ended June 30, 2018, consists of sales of HEPLISAV-B in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2018 (in thousands):

	Chargebacks, discounts and other fees	Returns	Total
Balance at December 31, 2017	$-	$-	$-
Provision related to current period sales	825	118	943
Credit or payments made during the period	(262)	-	(262)
Balance at June 30, 2018	$563	$118	$681

At June 30, 2018, reserves for chargebacks and discounts totaling $0.4 million were recorded as reductions of accounts receivable while the remaining reserves balances totaling $0.3 million were recorded as accrued liabilities in the condensed consolidated balance sheets.

10. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, outstanding options and stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options and stock awards totaling approximately 12,978,000 and 6,310,000 shares of common stock as of June 30, 2018 and 2017, respectively, were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three and six months ended June 30, 2018 and 2017, basic and diluted net loss per share are the same.

11. Common Stock

Common Stock Outstanding

As of June 30, 2018, there were 62,607,947 shares of our common stock outstanding.

12. Equity Plans and Stock-Based Compensation

On May 31, 2018, our stockholders approved the 2018 Equity Incentive Plan (the “2018 EIP”). The 2018 EIP is intended to be the successor to and continuation of the Dynavax Technologies Corporation 2011 Equity Incentive Plan (the “2011 EIP”). The aggregate number of shares of our common stock that may be issued under the 2018 EIP (subject to adjustment for certain changes in capitalization) is comprised of the sum of (i) 5,000,000 newly reserved shares of common stock, (ii) 140,250 unallocated shares of common stock remaining available for grant under the 2011 EIP as of May 31, 2018, and (iii) 7,477,619  shares subject to outstanding stock awards granted under the 2011 EIP and the Dynavax Technologies Corporation 2017 Inducement Award Plan that may become available from time to time as set forth in the 2018 EIP.

Option activity under our stock-based compensation plans during the six months ended June 30, 2018 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	3,555	$19.56
Options granted	2,110	16.87
Options exercised	(30)	14.25
Options cancelled:
Options forfeited (unvested)	(110)	13.30
Options expired (vested)	(44)	40.41
Balance at June 30, 2018	5,481	$18.50	5.91	$2,373
Vested and expected to vest at June 30, 2018	5,215	$18.57	5.87	$2,302
Exercisable at June 30, 2018	2,659	$20.04	5.29	$1,420

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2018 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2017	2,443	$6.01
Granted	435	16.13
Vested	(1,041)	5.82
Forfeited	(50)	7.66
Non-vested as of June 30, 2018	1,787	$8.53

The aggregate intrinsic value of the restricted stock units outstanding as of June 30, 2018, based on our stock price on that date, was $27.3 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of June 30, 2018, approximately 151,000 shares underlying stock options and approximately 10,000 restricted stock unit awards with performance-based vesting criteria were outstanding. Vesting criteria for 8,500 of the awards with performance-based vesting criteria were not probable as of June 30, 2018. We recognized stock-based compensation expense for awards with performance-based vesting criteria of $0.4 million for the three months ended June 30, 2018.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Weighted-average fair value	$11.37	$3.90	$11.12	$4.12	$10.39	$2.37
Risk-free interest rate	2.7%	1.8%	2.6%	1.9%	2.1%	0.9%
Expected life (in years)	4.5	4.5	4.5	4.5	1.3	1.2
Volatility	0.9	0.9	0.9	0.9	1.1	1.0

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$2,674	$1,771	$4,862	$3,734
Selling, general and administrative	2,997	1,592	5,585	3,450
Cost of sales - product	619	-	642	-
Total	$6,290	$3,363	$11,089	$7,184

As of June 30, 2018, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $34.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. Additionally, as of June 30, 2018, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $1.1 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the six months ended June 30, 2018, employees have acquired 57,788 shares of our common stock under the Purchase Plan and 640,439 shares of our common stock remained available for future purchases under the Purchase Plan.

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

Prior to 2018, our revenues consisted of amounts earned from collaborations, grants and fees from services and licenses. Product revenue will depend on our ability to successfully market HEPLISAV-B and our product candidates, if they are approved.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

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

Chargebacks: Our Customers subsequently resell our product to healthcare providers. In addition to distribution agreements with Customers, we enter into arrangements with healthcare providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are determined at the time of resale to the qualified healthcare provider by Customers, and we issue credits for such amounts generally within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks for units that our Customers have sold to healthcare providers, but for which credits have not been issued.

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

Results of Operations

Revenues

Prior to 2018, revenues consisted of amounts earned from collaborations, grants and fees from services and licenses and royalty payments. Commercial shipments of HEPLISAV-B commenced in January 2018, resulting in product revenue in the three and six months ended June 30, 2018.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2017 to 2018		June 30,		2017 to 2018
Revenues:	2018	2017	$	%	2018	2017	$	%
Product revenue, net	$1,254	$-	$1,254	NM	$1,419	$-	$1,419	NM
Grant revenue	-	105	(105)	NM	-	253	(253)	NM
Total revenues	$1,254	$105	$1,149	NM	$1,419	$253	$1,166	NM

Product revenue, net, reflects sales of HEPLISAV-B of $1.4 million for the six months ended June 30, 2018, including $165,000 in the first quarter and $1.3 million in the second quarter. We commenced commercial shipments of HEPLISAV-B in January 2018 and deployed our field sales force in February 2018. During the quarter we made significant progress in achieving market access activities to enable healthcare providers to purchase HEPLISAV-B, including obtaining payer coverage and securing contracts with group purchasing organizations, physician buying groups, and federal government entities. Our field sales team is advancing HEPLISAV-B through the complex approval and procurement processes in large institutional accounts across the country. We expect sales to continue to increase as healthcare providers complete their reviews and operational activities required to switch to the new 2-dose regimen.  Revenue from product sales is recorded at the net sales price which includes estimates of product returns, chargebacks, discounts, rebates and other fees. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. Grant revenue decreased as there was no research and development work performed under a contract with the National Institutes of Health in the six months ended June 30, 2018.

Cost of Sales - Product

Cost of sales - product reflects costs of $5.4 million for the six months ended June 30, 2018, of which $0.2 million was recognized in the first quarter and $5.2 million was recognized in the second quarter. Included in both periods are certain fill, finish and overhead costs for vials of HEPLISAV-B incurred after FDA approval. The quarter ended June 30, 2018 also includes costs relating to excess capacity at our manufacturing facility in Dusseldorf which were previously included in research and development expense. The excess capacity charge is a result of costs associated with resuming operating activities at our manufacturing facility in Dusseldorf after receiving regulatory approval of pre-filled syringes (“PFS”) of HEPLISAV-B in late March 2018. We expect excess capacity charges to cost of sales to diminish in future periods as we resume commercial production at our Dusseldorf facility. Prior to FDA approval of HEPLISAV-B vials, all costs related to the manufacturing of HEPLISAV-B, that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. We expect to use inventory previously expensed to research and development over approximately the next six months. Excluding the impact of excess capacity, we expect our cost of sales of HEPLISAV-B to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing the product.

Cost of Sales - Amortization of Intangible Assets

Cost of sales - amortization of intangible assets of $2.3 million and $4.7 million for three and six months ended June 30, 2018, respectively, consists of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fees to Coley Pharmaceutical Group, Inc. (“Coley”) and Merck Sharpe & Dohme Corp. (“Merck”) upon or after FDA approval of HEPLISAV-B in November 2017. At June 30, 2018, the intangible asset related to Coley has been fully-amortized. At June 30, 2018, the intangible asset related to Merck of $16.4 million has an estimated remaining useful life through the patent expiration date in April 2020.

Research and Development Expense

Research and development expense consists, primarily, of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services consist of costs associated with clinical development, preclinical discovery and development, regulatory filings and research, including fees and expenses incurred by contract research organizations, clinical study sites, and other service providers and costs of manufacturing product candidates prior to approval. Prior to FDA approval, we recorded costs of acquiring, developing and manufacturing HEPLISAV-B as research and development expense. The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2017 to 2018		June 30,		2017 to 2018
Research and Development:	2018	2017	$	%	2018	2017	$	%
Compensation and related personnel costs	$7,512	$6,538	$974	15%	$16,111	$14,718	$1,393	9%
Outside services	5,002	4,588	414	9%	10,668	8,626	2,042	24%
Facility costs	1,085	1,917	(832)	(43)%	3,598	4,081	(483)	(12)%
Non-cash stock-based compensation	2,674	1,771	903	51%	4,862	3,734	1,128	30%
Total research and development	$16,273	$14,814	$1,459	10%	$35,239	$31,159	$4,080	13%

Compensation and related personnel costs and non-cash stock-based compensation increased in the three and six month periods ended June 30, 2018 due to an overall increase in headcount to support the ongoing development of SD-101 and earlier stage oncology programs. Outside services increased, primarily, due to the ongoing development of SD-101 and manufacturing activities for PFS of HEPLISAV-B prior to regulatory approval of PFS in late March 2018.

For the three months ended June 30, 2018 and as a result of the regulatory approval of PFS of HEPLISAV-B in late March 2018, manufacturing related costs incurred by our Dusseldorf facility that were previously included in research and development expense are now accounted for as excess capacity in our cost of sales – product.  Facility costs, which include an overhead allocation of occupancy and related expenses, decreased due to the comparative prior year periods which previously included our Dusseldorf facility’s full operating costs.

We expect research and development spending for the discovery, development and manufacturing of our product candidates, particularly SD-101 and DV281, to increase during 2018.  Costs related to manufacturing HEPLISAV-B are expected to be accounted for as inventory as we resume commercial production of HEPLISAV-B at our Dusseldorf facility.

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

The following is a summary of our selling, general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2017 to 2018		June 30,		2017 to 2018
Selling, General and Administrative:	2018	2017	$	%	2018	2017	$	%
Compensation and related personnel costs	$4,015	$2,029	$1,986	98%	$7,563	$4,205	$3,358	80%
Outside services	7,484	1,342	6,142	458%	16,532	2,842	13,690	482%
Legal costs	667	632	35	6%	1,878	1,345	533	40%
Facility costs	490	17	473	2782%	986	242	744	307%
Non-cash stock-based compensation	2,997	1,592	1,405	88%	5,585	3,450	2,135	62%
Total selling, general and administrative	$15,653	$5,612	$10,041	179%	$32,544	$12,084	$20,460	169%

For both the three and six months ended June 30, 2018 compared to 2017, compensation and related personnel costs and non-cash stock-based compensation increased, primarily, due to an increase in employee headcount to support HEPLISAV-B commercial activities. Outside services increased due to an overall increase in HEPLISAV-B sales, marketing and commercial activities, including full-deployment of a contract sales force, post-marketing studies and consultants for commercial development services. The increase in legal costs was due to higher outside counsel costs in connection with our term loan financing and patent preparation and prosecution.

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

Interest Income, Interest Expense and Other Income (Expense), Net

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense includes the stated interest and accretion of discount and end of term fee related to our long-term debt agreement entered into in February 2018. Other income (expense), net includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our interest income, interest expense and other income (expense), net (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2017 to 2018		June 30,		2017 to 2018
	2018	2017	$	%	2018	2017	$	%
Interest income	$1,153	$235	$918	391%	$1,893	$380	$1,513	398%
Interest expense	$(2,691)	$-	$2,691	100%	$(3,852)	$-	$3,852	100%
Other income (expense), net	$241	$(232)	$473	204%	$18	$(212)	$230	108%

Interest income for three and six months ended June 30, 2018 increased due to a higher average investment balance. We began incurring interest expense for the three and six months ended June 30, 2018 due to the $100.0 million we borrowed on February 20, 2018 under a term loan agreement with CRG Servicing LLC. The change in other income (expense), net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2018, we had $216.0 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities.

In February 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million is available for borrowing at our option on or before July 17, 2019. The loans have a maturity date of December 31, 2023, unless prepaid earlier.

During the six months ended June 30, 2018, we used $63.8 million of cash for our operations primarily due to our net loss of $78.4 million, of which $17.9 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the six months ended June 30, 2017, we used $42.6 million of cash for our operations primarily due to a net loss of $45.6 million, of which $8.6 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, reversal of deferred rent upon lease amendment and accretion and amortization on marketable securities. We also recorded charges of $2.8 million primarily related to severance, resulting from implementation of organizational restructuring and cost reduction plans in January 2017. Cash used in our operations during the first six months of 2018 increased by $21.2 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2018, net cash used in investing activities was $32.5 million compared to $32.4 million in net cash used in investing activities for the six months ended June 30, 2017. Cash used in investing activities during the first six months of 2018 included $21.4 million of net purchases of marketable securities compared with $32.2 million of net purchases during the first six months of 2017. Cash used in investing activities during the first six months of 2018 also included $9.5 million of milestone and sublicense payments to Coley and Merck. Cash used in net purchases of property plant and equipment increased by $1.4 million during the first six months of 2018 compared to the same period in 2017. The increase is, primarily, due to the installation of facility improvements at our corporate headquarters and purchases of manufacturing equipment for our facility in Dusseldorf.

During the six months ended June 30, 2018 and 2017, net cash provided by financing activities was $98.7 million and $88.1 million, respectively. Cash provided by financing activities in the first six months of 2018 included net proceeds of $99.0 million from the Loan Agreement and $0.3 million from employee purchases of our common stock under the 2014 Employee Stock Purchase Plan. Cash provided by financing activities in the first six months of 2017 included net proceeds of $88.2 million from the issuance of common stock under our 2015 ATM Agreement.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and discovery research and development. We expect that cash used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of June 30, 2018, and anticipated revenues. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives.

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

Contractual Obligations

Except as described below, during the six months ended June 30, 2018, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

In February 2018, we entered into a $175.0 million term loan agreement. Principal amount due under the term loan agreement at June 30, 2018 is $100.7 million payable at maturity on December 31, 2023, unless prepaid earlier.

In February 2018, we entered into a sublicense agreement with Merck Sharpe & Dohme Corp. Under the agreement, we are required to make future payments of $7.0 million each in both 2019 and 2020.

We enter into long-term purchase commitments with commercial manufacturers for the supply of HEPLISAV-B and SD-101. To the extent these long-term commitments are non-cancelable, our total future purchase commitments at June 30, 2018 are $9.8 million.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the Securities and Exchange Commission and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b) Changes in internal controls

There have been no changes in our internal controls over financial reporting as defined in Rule 13a – 15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, Dynavax receives claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations.

On November 18, 2016, two substantially similar securities class action complaints were filed in the U.S. District Court for the Northern District of California against the Company and two of its executive officers, in Soontjens v. Dynavax Technologies Corporation et. al., (“Soontjens”) and Shumake v. Dynavax Technologies Corporation et al., (“Shumake”). The Soontjens complaint alleges that between March 10, 2014 and November 11, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to HEPLISAV-B. The Shumake complaint alleges violations of the same statutes related to the same subject, but between January 7, 2016 and November 11, 2016. The plaintiffs in both actions are seeking an unspecified amount of damages and attorneys’ fees and costs. On January 17, 2017, these two actions and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On January 31, 2017, the court appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on March 17, 2017. Defendants’ filed a motion to dismiss the consolidated amended complaint on May 1, 2017. On September 12, 2017, the District Court granted Defendants’ motion to dismiss, but gave lead plaintiff an opportunity to amend his complaint. On October 3, 2017, plaintiff filed a Second Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on November 3, 2017. A hearing on Defendants’ motion to dismiss was set for January 23, 2018, but the hearing was vacated by the Court on January 18, 2018. On April 24, 2018, the Court reset the hearing on Defendants’ motion to dismiss for May 8, 2018. On June 4, 2018, Defendants’ motion to dismiss was granted and the case was dismissed with prejudice.  On July 3, 2018, lead plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Lead plaintiff’s opening appellate brief is currently due on October 11, 2018.

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

Both the Shumake and McDonald actions remain stayed pending the appeal of the 2016 securities class action, In re Dynavax Technologies Securities Litigation, to the Ninth Circuit.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, commercialize approved products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the Securities and Exchange Commission on March 8, 2018.

Risks Related to our Business and Capital Requirements

We have launched HEPLISAV-B in the United States and we have personnel experienced with marketing drug products, but we have not previously commercialized a product. While we have recently established full commercial capabilities, given that this is our first marketed product, there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of HEPLISAV-B will require significant resources and time and, while Dynavax personnel are experienced with respect to the marketing of prescription drug products, because HEPLISAV-B is the company’s first marketed product, there is a risk that we may not successfully commercialize HEPLISAV-B. In addition, successful commercialization of HEPLISAV-B will require that we negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may not complete or maintain or timely enter into all of these important contracts and thus our commercialization may not be successful. Moreover, we expect that significant resources will need to be invested in order to successfully market, sell and distribute HEPLISAV-B for use with diabetes patients. The Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that patients with diabetes, one of our targeted patient populations, receive hepatitis B vaccinations and while the potential number of recommended vaccine adult patients is larger, we are unable to predict how many of those may receive HEPLISAV-B.

In addition to the risk with building and maintaining our own commercial capabilities and with contracting, other factors that may inhibit our efforts to successfully commercialize HEPLISAV-B include:

•	whether we are able to recruit and retain adequate numbers of effective sales and marketing personnel;

•	whether we are able to access key healthcare providers to discuss HEPLISAV-B;

•	whether we can compete successfully as a new entrant in established distribution channels for vaccine products; and

•	whether we will maintain sufficient funding to cover the costs and expenses associated with creating and sustaining a capable sales and marketing organization and related commercial infrastructure.

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

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third party payors, which may make it difficult or impossible to sell our products or product candidates on commercially reasonable terms.

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

Beyond HEPLISAV-B, our pipeline consists of early stage oncology product candidates, and early stage development is inherently risky. Even if we have early indications of success in clinical development, in order to be able to market our products in the U.S., we must obtain approval from the FDA, and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining FDA marketing approval and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The FDA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials or the development program are satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or proposed post-marketing study, or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, we received Complete Response Letters from the FDA for HEPLISAV-B in 2013 and 2016 before obtaining approval in November 2017.

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

In addition, we obtain guidance from regulatory authorities on certain aspects of our clinical development activities and seek to comply with written guidelines provided by the authorities. These discussions and written guidelines are not binding obligations on the part of the regulatory authorities and the regulatory authorities may require additional patient data or studies to be conducted. Regulatory authorities may revise or retract previous guidance during the course of a clinical trial or after completion of the trial. The authorities may also disqualify a clinical trial from consideration in support of approval of a potential product if they deem the guidelines have not been met. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture or compliance with Good Manufacturing Practice (“GMP”) regulations are insufficient for regulatory approval.

We are subject to ongoing FDA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

Our HEPLISAV-B regulatory approval is subject to certain post-marketing obligations and commitments to the FDA. We must conduct an observational comparative study of HEPLISAV-B to another Hepatitis B vaccine to assess occurrence of acute myocardial infarction; must conduct an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and must establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct these studies to the satisfaction of FDA could result in withdrawal of our Biologics License Application (“BLA”) approval. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current GMPs, Good Clinical Practice (“GCP”), International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines, and Good Laboratory Practices. If we are not able to meet and maintain regulatory compliance, we may lose marketing approval and be required to withdraw our product. As noted in the preceding paragraph, withdrawal would have a material adverse effect on our business.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the three months ended June 30, 2018 and 2017 were $39.4 million and $20.3 million, respectively. As of June 30, 2018, we had an accumulated deficit of $985.7 million.

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

The FDA may require more clinical trials for our development stage product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended, which may lead to substantial delays in the regulatory approval process for our product candidates, and would impair our ability to generate revenues.

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

The FDA or other foreign governmental agencies or we ourselves could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including with respect to our product candidates and those of our partners in combination agent studies due to:

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

Most of our programs, including HEPLISAV-B and SD-101, incorporate Toll-Like Receptor (“TLR”) 9 agonist CpG oligonucleotides. If any of our product candidates in clinical trials or similar products from competitors produce serious adverse event data, we may be required to delay, discontinue or modify many of our clinical trials or our clinical trial strategy. If a safety risk based on mechanism of action or the molecular structure were identified, it may hinder our ability to develop our product candidates or enter into potential collaboration or commercial arrangements. Rare diseases and a numerical imbalance in cardiac adverse events have been observed in patients in our clinical trials. If adverse event data are found to apply to our TLR agonist and/or inhibitor technology as a whole, we may be required to significantly reduce or discontinue our operations.

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

We have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce our adjuvant 1018 immunostimulatory sequence (“1018”) for HEPLISAV-B. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing suppliers for 1018 and SD-101, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B, and in developing and commercializing our product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers or at all.

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

We are subject to ongoing FDA and foreign regulatory obligations and continued regulatory review for HEPLISAV-B and our product candidates.

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

The term loan agreement we entered into in February 2018 imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

In February 2018, we entered into a term loan agreement under which we may borrow up to $175 million, $100 million of which was borrowed at closing. Additional amounts may be borrowed only if we meet certain requirements. The loan agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

As our operations expand, we expect that we will also need to manage additional relationships with various collaborative partners, suppliers and other third parties. Future growth will require more commercial and operational capabilities and impose significant additional responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize HEPLISAV-B and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

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

Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. Our interactions with physicians and others in a position to prescribe or purchase our products are subject to a legal regime designed to prevent healthcare fraud and abuse and off-label promotion. We also are subject to laws pertaining to transparency of transfers of value to healthcare providers; privacy and data protection; compliance with industry voluntary compliance guidelines; and prohibiting the payment of bribes. Relevant U.S. laws include:

•

the federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

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

In the U.S., pharmaceutical and biotechnology companies have been the target of numerous government prosecutions and investigations alleging violations of law, including claims asserting impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, or submission of incorrect pricing information.

Violations of any of the laws described above or any other applicable governmental regulations and other similar foreign laws may subject us, our employees or our agents to criminal and/or civil sanctions, including fines, civil monetary penalties, exclusion from participation in government healthcare programs (including Medicare and Medicaid), disgorgement, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the restriction or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Additionally, whether or not we have complied with the law, an investigation into alleged unlawful conduct may cause us to incur significant expense, cause reputational damage, divert management time and attention, and otherwise adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the PPACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. Some of the provisions of PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress may consider other legislation to repeal or replace elements of PPACA. The extent to which future legislation or regulations, if any, relating to healthcare fraud and abuse laws and/or enforcement and other healthcare reform measures, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data to unauthorized persons. Effective May 25, 2018, the European Union, or EU, implemented the General Data Protection Regulation (“GDPR”), a broad data protection framework that expands the scope of EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The GDPR imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR has the potential to increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we are required to put in place and maintain additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

Additionally, the implementation of GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble the requirements of GDPR.  For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions in the GDPR. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The effective date of the CCPA is January 1, 2020, however, legislators have stated that they intend to propose amendments to the CCPA before it goes into effect. We are continuing to analyze the CCPA in order to determine its applicability and impact to our business.

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

As a public company, we will continue to incur legal, accounting and other expenses associated with reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as rules implemented by the Securities and Exchange Commission and the Nasdaq Stock Market LLC. We may need to continue to implement additional financial and accounting systems, procedures and controls to accommodate changes in our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting as of the end of our fiscal year, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2018 we had 62,607,947 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 At Market Sales Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150,000,000. As of June 30, 2018, we have $132.8 million remaining under this agreement. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Amended and Restated Bylaws	3.2	S-1/A	February 5, 2004	333-109965
3.9	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.4	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.5	Form of Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	4.6	10-K	March 6, 2009	001-34207
4.6	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207
4.7	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207
10.1	2018 Equity Incentive Plan+	10.1	8-K	June 1, 2018	001-34207

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract, compensatory plan or arrangement
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 7, 2018	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2018	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)