Form 10-Q
period 2018-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2018-11-06
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, the registrant had outstanding 62,691,478 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B® and our anticipated level of sales of HEPLISAV-B®, our ability to successfully develop and timely obtain regulatory approval of SD-101 and DV281, and our other early stage compounds, our business, collaboration and regulatory strategy, our intellectual property position, our product development efforts, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$38,712	$26,584
Marketable securities available-for-sale	141,509	165,270
Accounts and other receivables	1,507	854
Inventories, net	12,452	312
Intangible assets, net	-	1,306
Prepaid expenses and other current assets	4,604	3,697
Total current assets	198,784	198,023
Property and equipment, net	16,933	16,619
Intangible assets, net	14,041	-
Goodwill	2,174	2,244
Restricted cash	622	629
Other assets	3,834	1,270
Total assets	$236,388	$218,785
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,089	$4,539
Accrued research and development	6,003	4,359
Accrued liabilities	14,506	9,695
Other current liabilities	7,000	-
Total current liabilities	31,598	18,593
Long-term debt, net	100,319	-
Other long-term liabilities	7,458	643
Total liabilities	139,375	19,236
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock: $0.001 par value; 139,000 shares authorized at September 30, 2018 and December 31, 2017; 62,691 and 61,533 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	63	62
Additional paid-in capital	1,124,892	1,107,693
Accumulated other comprehensive loss	(1,687)	(881)
Accumulated deficit	(1,026,255)	(907,325)
Total stockholders’ equity	97,013	199,549
Total liabilities and stockholders’ equity	$236,388	$218,785

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product revenue, net	$1,461	$-	$2,880	$-
Grant revenue	-	53	-	306
Total revenues	1,461	53	2,880	306
Operating expenses:
Cost of sales - product	3,927	-	9,309	-
Cost of sales - amortization of intangible assets	3,823	-	8,538	-
Research and development	16,820	16,417	52,059	47,576
Selling, general and administrative	15,788	6,027	48,332	18,111
Restructuring	-	-	-	2,783
Total operating expenses	40,358	22,444	118,238	68,470
Loss from operations	(38,897)	(22,391)	(115,358)	(68,164)
Other income (expense):
Interest income	1,047	429	2,940	809
Interest expense	(2,735)	-	(6,587)	-
Other income (expense), net	57	(166)	75	(378)
Net loss	$(40,528)	$(22,128)	$(118,930)	$(67,733)
Basic and diluted net loss per share	$(0.65)	$(0.38)	$(1.91)	$(1.36)
Weighted average shares used to compute basic and diluted net loss per share	62,650	57,650	62,250	49,785

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(40,528)	$(22,128)	$(118,930)	$(67,733)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on marketable securities available-for-sale	(10)	14	(15)	(31)
Foreign currency translation adjustments	(167)	759	(791)	2,499
Total other comprehensive (loss) income	(177)	773	(806)	2,468
Total comprehensive loss	$(40,705)	$(21,355)	$(119,736)	$(65,265)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017 (As Adjusted)
Operating activities
Net loss	$(118,930)	$(67,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,511	2,456
Gain on disposal of property and equipment	-	(32)
Accretion of discounts on marketable securities	(1,146)	(104)
Reversal of deferred rent upon lease amendment	-	(209)
Stock compensation expense	17,135	10,844
Cost of sales - amortization of intangible assets	8,538	-
Non-cash interest expense	1,944	-
Changes in operating assets and liabilities:
Accounts and other receivables	(653)	559
Inventories, net	(12,140)	-
Prepaid expenses and other current assets	(907)	(1,841)
Other assets	(2,564)	(936)
Accounts payable	2,377	(1,499)
Accrued liabilities and other long term liabilities	6,164	(1,274)
Net cash used in operating activities	(97,671)	(59,769)
Investing activities
Acquisition of technology licenses	(11,000)	-
Purchases of marketable securities	(187,808)	(192,684)
Proceeds from maturities of marketable securities	212,700	78,298
Purchases of property and equipment, net	(2,838)	(374)
Net cash provided by (used in) investing activities	11,054	(114,760)
Financing activities
Proceeds from long-term debt, net	99,000	-
Proceeds from issuance of common stock, net	-	169,187
(Tax withholding) proceeds from exercise of stock options and restricted stock awards, net	(529)	285
Proceeds from Employee Stock Purchase Plan	594	292
Net cash provided by financing activities	99,065	169,764
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(327)	596
Net increase (decrease) in cash, cash equivalents and restricted cash	12,121	(4,169)
Cash, cash equivalents and restricted cash at beginning of period	27,213	24,891
Cash, cash equivalents and restricted cash at end of period	$39,334	$20,722
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,643	$-
Release of accrual for litigation settlement and insurance recovery (Note 6)	$-	$4,050
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$199	$-
Non-cash acquisition of technology license	$12,773	$-
Common stock issuance costs - cash not paid as of period end	$-	$110

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

Liquidity and Financial Condition

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $180.2 million. In addition, we have the right to borrow up to an additional $75.0 million at our option on or before July 17, 2019 under our term loan agreement (“Loan Agreement”) with CRG Servicing LLC, subject to the satisfaction of a market capitalization requirement of $300 million and customary closing conditions. During the nine months ended September 30, 2018, we used $97.7 million of cash in operating activities and paid $11.0 million in fees under patent license agreements relating to HEPLISAV-B.

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

Intangible Assets

We record definite-lived intangible assets related to certain capitalized milestone and license payments. After determining that the pattern of future cash flows associated with the intangible assets could not be reliably estimated with a high level of precision, these assets are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. If our estimate of HEPLISAV-B’s useful life is shorter than the remaining patent life, then the shorter period is used. We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. No impairment of intangible assets has been identified during the nine months ended September 30, 2018.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate our research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities through September 30, 2018.

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

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which became effective January 1, 2018. The Tax Act significantly changes the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. We have performed a review of the Tax Act, and based on information available at September 30, 2018, recorded certain provisional amounts related to the revaluation of our deferred taxes and the realization of certain tax credit carryforwards. The accounting for these provisional amounts is expected to be completed within the one year measurement period allowed under Staff Accounting Bulletin 118. Due to insufficient guidance on certain aspects of the Tax Act, such as officers’ compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Tax Act, such as the implementation of certain international provisions, we cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, we are continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, we have not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting our deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes.

Recent Accounting Pronouncements

Accounting Standards Update 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which requires a lessee to recognize a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments, for all leases with a lease term greater than 12 months. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which gives the option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements.  Also in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies certain aspects of ASU 2016-02. We plan to adopt ASU 2016-02 on a modified retrospective basis on its adoption date of January 1, 2019 and elect the package of practical expedients upon transition. As we continue to evaluate the impact of the adoption of these standards, we anticipate recognition of additional assets and corresponding liabilities related to leases on our consolidated balance sheets.

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

Accounting Standards Update 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), that eliminates, adds and modifies certain disclosure requirements of fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other –Internal-Use Software (Subtopic 350-40). This ASU requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as incurred.  The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

As of September 30, 2018, we measured the fair value of our $7.0 million payment to Merck Sharpe & Dohme Corp., which is due in the first quarter of 2020, based on Level 3 inputs due to the use of unobservable inputs that cannot be corroborated by observable market data. We estimated the fair value of the liability using a discounted cash flow technique using the effective interest rate on our term loan. The liability had a fair value of $6.2 million as of September 30, 2018.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Money market funds	$22,697	$-	$-	$22,697
U.S. treasuries	-	37,176	-	37,176
U.S. government agency securities	-	45,259	-	45,259
Corporate debt securities	-	70,574	-	70,574
Total	$22,697	$153,009	$-	$175,706

	Level 1	Level 2	Level 3	Total
December 31, 2017
Money market funds	$22,543	$-	$-	$22,543
U.S. treasuries	-	45,534	-	45,534
U.S. government agency securities	-	86,820	-	86,820
Corporate debt securities	-	32,916	-	32,916
Total	$22,543	$165,270	$-	$187,813

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$38,712	$26,584
Restricted cash	622	629
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$39,334	$27,213

Due to the adoption of ASU 2016-18, we have presented below, comparable prior period cash, cash equivalents and restricted cash balances as presented in the condensed consolidated statement of cash flows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$20,096	$24,289
Restricted cash	626	602
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$20,722	$24,891

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2018
Cash and cash equivalents:
Cash	$4,515	$-	$-	$4,515
Money market funds	22,697	-	-	22,697
U.S. treasuries	11,500	-	-	11,500
Total cash and cash equivalents	38,712	-	-	38,712
Marketable securities available-for-sale:
U.S. treasuries	25,694	-	(18)	25,676
U.S. government agency securities	45,329	-	(70)	45,259
Corporate debt securities	70,580	2	(8)	70,574
Total marketable securities available-for-sale	141,603	2	(96)	141,509
Total cash, cash equivalents and marketable securities	$180,315	$2	$(96)	$180,221
December 31, 2017
Cash and cash equivalents:
Cash	$4,041	$-	$-	$4,041
Money market funds	22,543	-	-	22,543
Total cash and cash equivalents	26,584	-	-	26,584
Marketable securities available-for-sale:
U.S. treasuries	45,559	-	(25)	45,534
U.S. government agency securities	86,860	-	(40)	86,820
Corporate debt securities	32,931	-	(15)	32,916
Total marketable securities available-for-sale	165,350	-	(80)	165,270
Total cash, cash equivalents and marketable securities	$191,934	$-	$(80)	$191,854

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2018
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$141,603	$141,509
Mature after one year through two years	-	-
	$141,603	$141,509

There were no realized gains or losses from the sale of marketable securities during the nine months ended September 30, 2018 and 2017.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	Whether the investment has been in a continuous realized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investment to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;
•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories

The following table presents inventories (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$5,487	$-
Work-in-process	6,356	312
Finished goods	609	-
Total	$12,452	$312

5. Intangible Assets

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	September 30, 2018	December 31, 2017
Intangible assets	$23,773	$2,500
Less accumulated amortization	(9,732)	(1,194)
Total	$14,041	$1,306

We recorded $3.8 million and $8.5 million as cost of sales – amortization of intangible assets for the three and nine months ended September 30, 2018, respectively. See Note 7.

6. Commitments and Contingencies

We lease our facilities in Berkeley, California (“Berkeley Lease”), Emeryville, California and Düsseldorf, Germany.

On September 17, 2018, we entered into an Office/Laboratory Lease (“Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Premises”). Under the terms of the Lease, we will lease approximately 75,662 square feet in the Premises (“Rented Area”) at the rate of $4.75 (“Base Rate”) multiplied by the Rented Area, paid on a monthly basis, starting on the earlier of our commencement of our business operations at the Premises or April 1, 2019 (“Commencement Date”). The Base Rate is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of the Lease. In connection with the Lease, we are entitled to a tenant improvement allowance of up to $8.3 million. The Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms.

In connection with our execution of the Lease, on September 17, 2018, we entered into a Lease Termination Agreement to terminate the Berkeley Lease effective as of the date we vacate the Berkeley premises.  The rent payable for the Berkeley Lease is subject to a “hold-over” increase should we not vacate prior to July 31, 2019.

Total net rent expense related to our operating leases for the three month periods ended September 30, 2018 and 2017, was $0.8 million and $0.7 million, respectively. Total net rent expense related to our operating leases for the nine month periods ended September 30, 2018 and 2017, was $2.2 million and $1.7 million, respectively.  Deferred rent was $1.1 million and $0.6 million as of September 30, 2018 and December 31, 2017, respectively.

In February 2018, we entered into a $175.0 million term loan agreement. Borrowings under the term loan agreement in the amount of $101.2 million is payable at maturity on December 31, 2023, unless earlier prepaid. See Note 8.

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

Future payments under the term loan agreement, sublicense agreement, minimum payments under the non-cancelable portion of our operating leases and non-cancelable purchase commitments at September 30, 2018, are as follows (in thousands):

Years ending December 31,
2018 (remaining)	$6,492
2019	15,211
2020	12,264
2021	5,151
2022	5,220
Thereafter	148,752
Total	$193,090

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of September 30, 2018.

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

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck Sharpe & Dohme Corp. (the “Sublicensor”). The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by the Sublicensor which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first installment of $7.0 million was paid in February 2018 and the remaining two payments of $7.0 million each are due in the first quarter of each of 2019 and 2020. The payments in 2019 and 2020 are classified on the condensed consolidated balance sheets as other current liabilities and other long-term liabilities, respectively. In February 2018, we recorded $19.8 million as an intangible asset. At September 30, 2018, the intangible asset balance was $14.0 million, net. See Note 5. The agreement continues in effect through April 2020, at which time the license becomes perpetual, irrevocable, fully paid-up and royalty free.

GlaxoSmithKline Biologicals SA

On July 12, 2018, we entered into a sublicense agreement with GlaxoSmithKline Biologicals SA (“GSK”). The GSK sublicense agreement grants us, under certain non-exclusive U.S. patent rights controlled by GSK, the right to manufacture, use, offer to sell, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. In consideration, we paid a $1.5 million license fee to GSK in July 2018 and recorded this payment as an intangible asset. At September 30, 2018, the intangible asset has been fully amortized. See Note 5. In addition, we were obligated to pay GSK, royalties of 13% of net sales of HEPLISAV-B from December 1, 2017 through July 31, 2018 (“Royalty Term”). For the three months ended September 30, 2018, we recorded $0.2 million of royalties in cost of sales – product in the condensed consolidated statements of operations.

Coley Pharmaceutical Group, Inc.

In June 2007, we entered into a license agreement with Coley Pharmaceutical Group, Inc. (“Coley”), under which Coley granted us a non-exclusive, royalty bearing license to patents, with the right to grant sublicenses for HEPLISAV-B (the “Coley Agreement”). We met one of the regulatory milestones upon FDA approval of HEPLISAV-B in November 2017 and paid $2.5 million in January 2018 to Coley which is recorded as an intangible asset on the condensed consolidated balance sheets. See Note 5. The Coley Agreement terminated in February 2018, at which time the license became a perpetual, irrevocable, fully paid-up and royalty-free license. As of September 30, 2018, the $2.5 million intangible asset has been fully amortized.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing (“Initial Term Loan”) and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million is available for borrowing at our option on or before July 17, 2019 (together with the Initial Term Loan, the “Term Loans”). Net proceeds from the Initial Term Loan were $99.0 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At September 30, 2018, the effective interest rate was 10.1%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through September 30, 2018, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $101.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

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

We recorded $2.6 million and $6.2 million of interest expense related to the Initial Term Loan during the three and nine months ended September 30, 2018, respectively.

9. Revenue Recognition

Our source of product revenue for nine months ended September 30, 2018, consists of sales of HEPLISAV-B in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2018 (in thousands):

	Chargebacks, discounts and other fees	Returns	Total
Balance at December 31, 2017	$-	$-	$-
Provision related to current period sales	1,849	249	2,098
Credit or payments made during the period	(739)	-	(739)
Balance at September 30, 2018	$1,110	$249	$1,359

At September 30, 2018, reserves for chargebacks and discounts totaling $0.9 million were recorded as reductions of accounts receivable while the remaining reserves balances totaling $0.5 million were recorded as accrued liabilities in the condensed consolidated balance sheets.

10. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, outstanding options and stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Stock options and stock awards totaling approximately 12,892,000 and 6,120,000 shares of common stock as of September 30, 2018 and 2017, respectively, were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three and nine months ended September 30, 2018 and 2017, basic and diluted net loss per share are the same.

11. Common Stock

Common Stock Outstanding

As of September 30, 2018, there were 62,691,478 shares of our common stock outstanding.

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

Option activity under our stock-based compensation plans during the nine months ended September 30, 2018 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	3,555	$19.56
Options granted	2,386	16.56
Options exercised	(40)	11.95
Options cancelled:
Options forfeited (unvested)	(139)	13.89
Options expired (vested)	(79)	30.61
Balance at September 30, 2018	5,683	$18.33	5.76	$1,448
Vested and expected to vest at September 30, 2018	5,422	$18.41	5.72	$1,419
Exercisable at September 30, 2018	2,766	$20.01	5.14	$927

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2018 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2017	2,443	$6.01
Granted	452	16.04
Vested	(1,049)	5.91
Forfeited	(51)	7.79
Non-vested as of September 30, 2018	1,795	$8.54

The aggregate intrinsic value of the restricted stock units outstanding as of September 30, 2018, based on our stock price on that date was $22.3 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of September 30, 2018, approximately 151,000 shares underlying stock options and approximately 12,500 restricted stock unit awards with performance-based vesting criteria were outstanding. Vesting criteria for 12,500 of the awards with performance-based vesting criteria were not probable as of September 30, 2018. We recognized stock-based compensation expense for awards with performance-based vesting criteria of $0.4 million and $1.1 million for the three month and nine month periods ended September 30, 2018, respectively.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Weighted-average fair value	$9.36	$8.11	$10.91	$4.73	$8.30	$3.05
Risk-free interest rate	2.8%	1.9%	2.6%	1.9%	2.4%	1.0%
Expected life (in years)	4.5	4.5	4.5	4.5	1.3	1.2
Volatility	0.9	0.9	0.9	0.9	1.1	1.0

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$2,332	$1,973	$7,194	$5,707
Selling, general and administrative	2,976	1,687	8,561	5,137
Cost of sales - product	443	-	1,085	-
Inventory	295	-	295	-
Total	$6,046	$3,660	$17,135	$10,844

As of September 30, 2018, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $31.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2 years. Additionally, as of September 30, 2018, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $0.7 million.

Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, as amended, (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the nine months ended September 30, 2018, employees have acquired 125,193 shares of our common stock under the Purchase Plan and 573,034 shares of our common stock remained available for future purchases under the Purchase Plan.

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

Results of Operations

Revenues

Prior to 2018, revenues consisted of amounts earned from collaborations, grants and fees from services and licenses and royalty payments. Commercial shipments of HEPLISAV-B commenced in January 2018, resulting in product revenue in the three and nine months ended September 30, 2018.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2017 to 2018		September 30,		2017 to 2018
Revenues:	2018	2017	$	%	2018	2017	$	%
Product revenue, net	$1,461	$-	$1,461	NM	$2,880	$-	$2,880	NM
Grant revenue	-	53	(53)	NM	-	306	(306)	NM
Total revenues	$1,461	$53	$1,408	NM	$2,880	$306	$2,574	NM

Product revenue, net, reflects sales of HEPLISAV-B of $1.5 million and $2.9 million for the three and nine months ended September 30, 2018, respectively. We commenced commercial shipments of HEPLISAV-B in January 2018 and deployed our field sales force in February 2018. Initial efforts focused on ensuring market access to enable healthcare providers to purchase HEPLISAV-B, including obtaining payer coverage and securing contracts with group purchasing organizations, physician buying groups, and federal government entities. Sales efforts are focused on advancing HEPLISAV-B through the complex approval and procurement processes in large institutional accounts across the country. During the third quarter of 2018, several key accounts made positive decisions to make HEPLISAV-B available in their networks. Based on progress in obtaining these approvals and our experience with the often protracted time required for implementation and procurement by customers, we expect quarterly sales will increase in the fourth quarter and next year as healthcare providers complete their reviews and operational activities required to switch to the new 2-dose regimen provided by HEPLISAV-B.

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

Cost of Sales - Product

Cost of sales - product reflects costs of $3.9 million and $9.3 million for the three and nine months ended September 30, 2018, respectively. Included in cost of sales - product are inventory reserves and certain fill, finish and overhead costs for HEPLISAV-B incurred after FDA approval. Cost of sales-product also includes costs at our manufacturing facility in Dusseldorf which were previously included in research and development expense. These charges are a result of costs associated with resuming operating activities at the Dusseldorf manufacturing facility after receiving regulatory approval of pre-filled syringes (“PFS”) of HEPLISAV-B in late March 2018. We expect these charges to cost of sales to diminish in future periods as we resume ongoing commercial production at our Dusseldorf facility. Prior to FDA approval of HEPLISAV-B vials, all costs related to the manufacturing of HEPLISAV-B, that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. We expect to use inventory previously expensed to research and development over approximately the next six months. Excluding the costs associated with resuming operating activities in Dusseldorf, we expect our cost of sales of HEPLISAV-B to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing the product.

Cost of Sales - Amortization of Intangible Assets

Cost of sales - amortization of intangible assets of $3.8 million and $8.5 million for three and nine months ended September 30, 2018, respectively, consists of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fees to Coley Pharmaceutical Group, Inc. (“Coley”), Merck Sharpe & Dohme Corp. (“Merck”) and GlaxoSmithKline Biologicals SA (“GSK”) upon or after FDA approval of HEPLISAV-B in November 2017. At September 30, 2018, the intangible assets related to Coley and GSK have been fully-amortized. At September 30, 2018, the intangible asset related to Merck of $14.0 million has an estimated remaining useful life through the patent expiration date in April 2020.

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

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2017 to 2018		September 30,		2017 to 2018
Research and Development:	2018	2017	$	%	2018	2017	$	%
Compensation and related personnel costs	$7,025	$6,587	$438	7%	$23,136	$21,305	$1,831	9%
Outside services	6,435	5,705	730	13%	17,103	14,331	2,772	19%
Facility costs	1,028	2,152	(1,124)	(52)%	4,626	6,233	(1,607)	(26)%
Non-cash stock-based compensation	2,332	1,973	359	18%	7,194	5,707	1,487	26%
Total research and development	$16,820	$16,417	$403	2%	$52,059	$47,576	$4,483	9%

Compensation and related personnel costs and non-cash stock-based compensation increased in the three and nine month periods ended September 30, 2018 due to an overall increase in headcount to support the ongoing development of SD-101 and earlier stage oncology programs. Outside services increased, primarily, due to the ongoing development of SD-101.

For the three and nine month periods ended September 30, 2018 and as a result of the regulatory approval of PFS of HEPLISAV-B in late March 2018, costs incurred at our Dusseldorf facility to resume operating activities were charged to cost of sales – product, while costs incurred to manufacture HEPLISAV-B for commercial sale were accounted for as inventory. For the comparative prior year periods, facility costs, which include an overhead allocation of occupancy and related expenses, included full operating costs of our Dusseldorf facility.

We expect research and development spending to increase in connection with the discovery, development and manufacturing of our product candidates, particularly SD-101 and DV281.

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

The following is a summary of our selling, general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2017 to 2018		September 30,		2017 to 2018
Selling, General and Administrative:	2018	2017	$	%	2018	2017	$	%
Compensation and related personnel costs	$4,132	$1,771	$2,361	133%	$11,695	$5,771	$5,924	103%
Outside services	7,539	1,574	5,965	379%	24,071	4,336	19,735	455%
Legal costs	458	718	(260)	(36)%	2,336	2,063	273	13%
Facility costs	683	277	406	147%	1,669	804	865	108%
Non-cash stock-based compensation	2,976	1,687	1,289	76%	8,561	5,137	3,424	67%
Total selling, general and administrative	$15,788	$6,027	$9,761	162%	$48,332	$18,111	$30,221	167%

For both the three and nine months ended September 30, 2018 compared to 2017, compensation and related personnel costs and non-cash stock-based compensation increased, primarily, due to an increase in employee headcount to support HEPLISAV-B commercial activities. Outside services increased due to an overall increase in HEPLISAV-B sales, marketing and commercial activities, including full-deployment of a contract sales force, post-marketing studies and consultants for commercial development services. We currently expect to convert from a contract sales force to a sales organization directly employed by us during the second quarter of 2019 and expect the conversion to be approximately cash neutral. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, increased due to an overall higher facility-related costs and an increase in headcount.

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

The following is a summary of our interest income, interest expense and other income (expense), net (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2017 to 2018		September 30,		2017 to 2018
	2018	2017	$	%	2018	2017	$	%
Interest income	$1,047	$429	$618	144%	$2,940	$809	$2,131	263%
Interest expense	$(2,735)	$-	$2,735	NM	$(6,587)	$-	$6,587	NM
Other income (expense), net	$57	$(166)	$223	134%	$75	$(378)	$453	120%

Interest income for three and nine months ended September 30, 2018 increased due to a higher average investment balance. We began incurring interest expense for the three and nine months ended September 30, 2018 due to the $100.0 million we borrowed on February 20, 2018 under a term loan agreement with CRG Servicing LLC. The change in other income (expense), net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2018, we had $180.2 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities.

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

During the nine months ended September 30, 2018, we used $97.7 million of cash for our operations primarily due to our net loss of $118.9 million, of which $29.0 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the nine months ended September 30, 2017, we used $59.8 million of cash for our operations primarily due to a net loss of $67.7 million, of which $13.0 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, reversal of deferred rent upon lease amendment and accretion and amortization on marketable securities. We also recorded charges of $2.8 million primarily related to severance, resulting from implementation of organizational restructuring and cost reduction plans in January 2017. Cash used in our operations during the first nine months of 2018 increased by $37.9 million. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2018, net cash provided by investing activities was $11.1 million compared to $114.8 million in net cash used in investing activities for the nine months ended September 30, 2017. Cash provided by investing activities during the first nine months of 2018 included $24.9 million of net proceeds from maturities of marketable securities compared with $114.4 million of net purchases of marketable securities during the first nine months of 2017. Cash provided by investing activities during the first nine months of 2018 also included $11.0 million of milestone and sublicense payments to Coley, Merck and GSK. Cash used in net purchases of property plant and equipment increased by $2.5 million during the first nine months of 2018 compared to the same period in 2017. The increase is, primarily, due to the installation of facility improvements and purchases of laboratory equipment at our corporate headquarters and purchases of manufacturing equipment for our facility in Dusseldorf.

During the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was $99.1 million and $169.8 million, respectively. Cash provided by financing activities in the first nine months of 2018 included net proceeds of $99.0 million from the Loan Agreement. Cash provided by financing activities in the first nine months of 2017 included net proceeds of $169.2 million from the issuance of common stock under our underwritten public offering in August 2017 and our 2015 at market issuance sales agreement.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and discovery research and development. We expect that cash used in operating and investing activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions, including costs to construct tenant improvements at our new office and laboratory location. We currently estimate that we have sufficient cash resources to meet our anticipated cash needs through at least the next 12 months based on cash and cash equivalents and marketable securities on hand as of September 30, 2018, together with anticipated revenues and the remaining $75.0 million we currently intend to borrow by the end of the second quarter of 2019 under the Loan Agreement. We anticipate quarterly HEPLISAV-B sales will increase next year and that the product should reach break-even on an operating basis by the fourth quarter of 2019. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives. Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

Contractual Obligations

On September 17, 2018, we entered into an Office/Laboratory Lease (“Lease”), for an aggregate of 75,662 square feet of office and laboratory space located at 5959 Horton Street, Emeryville, California. We are obligated to make lease payments totaling $61.2 million over the Lease term. We are also obligated to pay for operating expenses and taxes. In connection with our execution of the Lease, we entered into a Lease Termination Agreement to terminate the lease of our Berkeley, California office and laboratory space effective as of the date we vacate the Berkeley premises. See Note 6 in the accompanying Notes to the Condensed Consolidated Financial Statements for a description of the Lease and Lease Termination Agreement.

In February 2018, we entered into a $175.0 million term loan agreement. Principal amount due under the term loan agreement at September 30, 2018 is $101.2 million payable at maturity on December 31, 2023, unless prepaid earlier.

In February 2018, we entered into a sublicense agreement with Merck Sharpe & Dohme Corp. Under the agreement, we are required to make future payments of $7.0 million each in both 2019 and 2020.

We enter into long-term purchase commitments with commercial manufacturers for the supply of HEPLISAV-B and SD-101. To the extent these long-term commitments are non-cancelable, our total future purchase commitments at September 30, 2018 are $9.2 million.

There were no other material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the Securities and Exchange Commission and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On November 18, 2016, two substantially similar securities class action complaints were filed in the U.S. District Court for the Northern District of California against the Company and two of its executive officers, in Soontjens v. Dynavax Technologies Corporation et. al., (“Soontjens”) and Shumake v. Dynavax Technologies Corporation et al., (“Shumake”). The Soontjens complaint alleges that between March 10, 2014 and November 11, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to HEPLISAV-B. The Shumake complaint alleges violations of the same statutes related to the same subject, but between January 7, 2016 and November 11, 2016. The plaintiffs in both actions are seeking an unspecified amount of damages and attorneys’ fees and costs. On January 17, 2017, these two actions and all related actions that subsequently may be filed in, or transferred to, the District Court were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On January 31, 2017, the court appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on March 17, 2017. Defendants’ filed a motion to dismiss the consolidated amended complaint on May 1, 2017. On September 12, 2017, the District Court granted Defendants’ motion to dismiss, but gave lead plaintiff an opportunity to amend his complaint. On October 3, 2017, plaintiff filed a Second Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on November 3, 2017. A hearing on Defendants’ motion to dismiss was set for January 23, 2018, but the hearing was vacated by the Court on January 18, 2018. On April 24, 2018, the Court reset the hearing on Defendants’ motion to dismiss for May 8, 2018. On June 4, 2018, Defendants’ motion to dismiss was granted and the case was dismissed with prejudice.  On July 3, 2018, lead plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Lead plaintiff’s opening appellate brief is currently due on November 13, 2018.

On January 18, 2017, the Company was made aware of a derivative complaint that a purported stockholder of the Company intended to file in the Superior Court of California for the County of Alameda against certain of the Company’s current executive officers and directors (the “MacDonald Complaint”). The MacDonald Complaint was apparently filed on February 16, 2017, although the Company was not provided a copy of it until March 15, 2017. Additionally, on January 19, 2017, another purported stockholder of the Company filed a separate derivative complaint in the Superior Court of California for the County of Alameda against the same officers and directors who were named in the MacDonald Complaint (the “Shumake Complaint”). Both complaints generally allege that the defendants caused or allowed the Company to issue materially misleading statements and/or omit material information regarding HEPLISAV-B and the clinical trial related thereto and otherwise mismanaged the clinical trial related to HEPLISAV-B. The complaints seek unspecified monetary damages, including restitution from defendants, corporate governance changes, attorneys’ fees and costs, and other relief. Defendants were never served with the Shumake Complaint. On June 23, 2017, the plaintiff voluntarily dismissed the Shumake Complaint without prejudice. Defendants filed a demurrer in the MacDonald case seeking to dismiss the lawsuit on June 19, 2017. On July 26, 2017, pursuant to a stipulation between the parties, the state court stayed the MacDonald case pending the final resolution of the 2016 securities class action, In re Dynavax Technologies Securities Litigation.

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

Both the Federal Shumake Action and MacDonald action remain stayed pending the appeal of the 2016 securities class action, In re Dynavax Technologies Securities Litigation, to the Ninth Circuit.

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

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the nine months ended September 30, 2018 and 2017 were $118.9 million and $67.7 million, respectively. As of September 30, 2018, we had an accumulated deficit of $1,026 million.

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

A securities class action lawsuit against us is pending and purported stockholder derivative complaints have been brought against us. Any negative outcome from such lawsuits could result in payments of monetary damages or fines, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2018 we had 62,691,478 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 At Market Sales Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150,000,000. As of September 30, 2018, we have $132.8 million remaining under this agreement. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

On November 1, 2018, the Company’s Board of Directors approved the Amended and Restated Bylaws of the Company effective as of the date of adoption.  The Company’s prior Amended and Restated Bylaws were adopted in 2004 (the “prior bylaws”).  The following is a summary description of certain provision adopted or changed by the Amended and Restated Bylaws as compared to the prior bylaws:

•

the advance notice period for stockholder proposals to be presented in connection with an annual meeting of stockholders was changed from not less than sixty (60) days nor more than ninety (90) days prior to the first anniversary of the immediately preceding year’s annual meeting date to not less than ninety (90) days nor more than one hundred twenty (120) days prior to the first anniversary of the immediately preceding year’s annual meeting date;

•	the number of authorized directors provision was changed from not less than six (6) nor more than eleven (11) to such number as may be fixed by the Board from time to time;
•

the Company’s obligation to indemnify directors, officers, employees and other agents was changed to indemnify directors and officers to the extent not prohibited by the Delaware General Corporation Law (“DGCL”) and provide for the Company’s option to indemnify non-officer employees and agents as set forth in the DGCL; and

•	a forum selection provision has been added to specify that the state courts within the State of Delaware are the exclusive forum for certain types of litigation involving the Company.

This summary is not intended to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws of the Company filed as Exhibit 3.8 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Amended and Restated Bylaws					X
3.9	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Rights Agreement, dated as of November 5, 2008, by and between the Company and Mellon Investor Services LLC	4.4	8-K	November 6, 2008	000-50577
4.4	Form of Right Certificate	4.5	8-K	November 6, 2008	000-50577
4.5	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207
4.6	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207
10.1	Office/Laboratory Lease, dated September 17, 2018, between the Company and Emery Station West, LLC					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 6, 2018	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2018	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)