Form 10-K
period 2018-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2019-02-27
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 001-34207

Dynavax Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0728374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2929 Seventh Street, Suite 100

Berkeley, CA 94710-2753

(510) 848-5100

(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.001 Par Value	The Nasdaq Stock Market LLC

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2018 as reported on the Nasdaq Capital Market, was approximately $760,000,000. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2019, the registrant had outstanding 63,996,911 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B® and our anticipated level of sales of HEPLISAV-B, our ability to develop and timely achieve regulatory approval for SD-101, DV281 and our other early stage compounds, our business, collaboration and regulatory strategy, changes in our sales organization, our intellectual property position, our product development efforts, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, including additional borrowings under our loan agreement, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout our document and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

OVERVIEW

We are a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our first commercial product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted), is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018. In March 2018, we received regulatory approval of the pre-filled syringe (“PFS”) presentation of HEPLISAV-B. Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents. Our lead investigational immuno-oncology product candidates are SD-101, currently being evaluated in Phase 2 clinical studies, and DV281, in a Phase 1 safety study.

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

Our research has resulted in the identification of proprietary synthetic oligonucleotides (short segments of DNA), that mimic the activity of microbial DNA and selectively activate one of these important receptors, TLR9. These are called CpG oligonucleotides – CpGs for short – referring to the presence of specific nucleotide sequences containing the CG base pair. In addition, we are developing compounds that activate two other important innate receptors, TLR7 and TLR8. These TLR agonists are able to stimulate or modify immune responses as single agents and can synergize with other classes of immunotherapeutic agents. In combination with tumor antigens or vaccines, these TLR agonists can substantially enhance and prolong protective immune responses. Thus, this portfolio of novel and potent activators opens multiple potential opportunities for expanding the scope of cancer immunotherapy, enhancing the efficiency of vaccines and modulating allergic diseases.

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

HEPLISAV-B

The Company's first commercial product, HEPLISAV-B (Hepatitis B Vaccine, (Recombinant), Adjuvanted), is approved by the FDA for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older.

HEPLISAV-B combines 1018, our proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) that is manufactured by Dynavax GmbH, our wholly-owned subsidiary, in Düsseldorf, Germany. In Phase 3 trials, HEPLISAV-B demonstrated higher rates of protection with fewer doses than another currently approved hepatitis B vaccine and a similar adverse event profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S.

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

Worldwide, an estimated 257 million people are living with hepatitis B, including at least 850,000 in the United States, where an estimated 21,000 new infections occur each year.

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

Protection Against Hepatitis B

The approval of HEPLISAV-B was based on data from three Phase 3 non-inferiority trials of nearly 10,000 adult participants who received HEPLISAV-B. These pivotal studies compared HEPLISAV-B administered in two doses over one month to Engerix-B® administered in three doses over a six-month schedule. Results from HBV-23, the largest Phase 3 trial, which included 6,665 participants, showed that HEPLISAV-B demonstrated a statistically significantly higher rate of protection of 95% compared with 81% for Engerix-B. Across the three clinical trials, the most common local reaction was injection site pain (23% to 39%). The most common systemic reactions were fatigue (11% to 17%) and headache (8% to 17%).

Commercialization of HEPLISAV-B in the United States

Dynavax has worldwide commercial rights to HEPLISAV-B. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (“GSK”) and Recombivax-HB® from Merck & Co. (“Merck”).

We commenced shipments of HEPLISAV-B in January 2018. Currently, total U.S. gross sales for adult hepatitis B vaccines is approximately $300 million annually. We are currently targeting approximately 25% of the total vaccine outlets, which we believe represent approximately 75% of hepatitis B vaccine sales in the U.S., with our field sales force team of approximately 60 people across 10 regions. We plan on converting our independent contractor field sales force team into Dynavax employees in the second quarter of 2019.

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

Development Programs

Our pipeline of product candidates includes the following. Each named clinical stage program is discussed below.

Product Candidate	Indication(s)	Stage of Development
Vaccine
1018 adjuvant	Pertussis	Preclinical
Immuno-oncology
SD-101 + Pembrolizumab*	Melanoma, anti-PD-1 Naive	Phase 2
SD-101 + Pembrolizumab*	Melanoma, anti-PD-1 Resistant/Refractory	Phase 2
SD-101 + Pembrolizumab*	Head and Neck Squamous Cell Carcinoma	Phase 2
SD-101 + Pembrolizumab	Neoadjuvant breast cancer (I-SPY2)	Phase 2
Inhaled DV281 + Nivolumab	Non-small Cell Lung Cancer	Phase 1
Additional Programs:	Cancer Vaccine	Research
Additional Programs:	TLR7/8 agonists for Oncology	Research

* Clinical collaboration with Merck; Dynavax maintains all commercial rights to SD-101

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

SD-101 in combination with KEYTRUDA® (pembrolizumab) in Melanoma

In October 2015, we initiated a Phase 1/2 multicenter clinical trial to assess the safety and potential efficacy of intratumoral SD-101 in combination with Merck’s anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with advanced or metastatic melanoma. The study includes patients who have disease that is progressing while receiving an anti-PD-1 therapy and patients who are naïve to anti-PD-1 therapy. The primary endpoints of this dose-expansion/dose-finding study are safety and preliminary efficacy.

Results from SD-101 in combination with KEYTRUDA® (pembrolizumab) in Advanced Melanoma Patients Naïve to anti-PD-1/L1 therapy

In October 2018, we reported results from the Phase 1b/2 study on a total of 87 intention to treat (ITT) patients with advanced melanoma naïve to anti-PD-1/L1 therapy. The study compared two different doses of SD-101. In the study, 47 patients received ≤2 mg of SD-101 in up to four lesions and 40 patients received 8 mg in a single lesion. The results showed a

70% (33 out of 47 patients) overall response rate (ORR) in advanced melanoma patients who received the ≤ 2 mg dose of SD-101 and a 48% (19 out of 40 patients) ORR in the group receiving the 8 mg dose of SD-101. The ORR was similar for PD-L1 negative and PD-L1 positive tumors. The combination of SD-101 and KEYTRUDA remained well tolerated with adverse events related to SD-101 being transient, mild to moderate flu-like symptoms.

Results from SD-101 in combination with KEYTRUDA® (pembrolizumab) in Advanced Melanoma Patients Resistant/ Refractory to anti-PD-1/L1 therapy

In October 2018, we reported results from the Phase 1b/2 study in patients with advanced melanoma resistant/refractory to anti-PD-1/PD-L1 therapy. The results showed a 21% (six out of 29 patients) ORR in patients who received 8 mg in a single lesion. Responses were observed in both SD-101 injected and non-injected lesions. The combination of SD-101 and KEYTRUDA remained well tolerated with adverse events related to SD-101 being transient, mild to moderate flu-like symptoms. Approximately 25 additional patients are being enrolled to receive 2 mg per injection.

SD-101 in combination with KEYTRUDA® (pembrolizumab) in Head and Neck Squamous Cell Carcinoma

Based on the initial results from the combination of SD-101 and KEYTRUDA in melanoma, we expanded the combination study with KEYTRUDA to include a Phase 2 trial in patients with recurrent or metastatic head and neck squamous cell cancers.

In October 2018, we presented data from the Phase 1b/2 clinical trial. The results demonstrated a 27% (six out of 22 patients) ORR who received 8 mg in a single lesion. Responses were observed in both SD-101 injected and non-injected lesions. The combination of SD-101 and KEYTRUDA remained well tolerated with adverse events related to SD-101 being transient, mild to moderate flu-like symptoms. Approximately 25 additional patients are being enrolled to receive 2 mg per injection.

SD-101 in combination with KEYTRUDA® (pembrolizumab) for Neoadjuvant Breast Cancer (I-SPY2)

In October 2018, we and Quantum Leap Healthcare Collaborative™ (QLHC) announced that the combination of SD-101 and KEYTRUDA (pembrolizumab) will be evaluated in a new randomized, investigational treatment arm for the ongoing I-SPY 2 TRIAL™ for neoadjuvant treatment of locally advanced breast cancer.

The I-SPY 2 TRIAL is a standing Phase 2 randomized, controlled, multicenter study with an innovative Bayesian adaptive design aimed to rapidly screen and identify promising new treatments in specific subgroups of women with newly-diagnosed, high-risk (high likelihood of recurrence), locally-advanced breast cancer (Stage II/III).

DV281 – Inhaled TLR 9 agonist for lung cancer

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

Studies in preclinical animal models of lung cancer show that this direct delivery of DV281 to tumor-bearing lungs results in induction of interferons and cytokines and infiltration of T cells, responses similar to those observed after intratumoral injection of SD-101. Animal models also demonstrate synergy of inhaled DV281 with anti-PD1 antibodies in reducing tumor burden and generating a systemic and durable anti-tumor response. Inhaled DV281, delivered by a nebulizer, entered clinical trials for NSCLC, in combination with anti-PD-1 therapy, in October, 2017. We are conducting the Phase 1 clinical study in subjects with advanced NSCLC to investigate the safety and tolerability of DV281 as monotherapy and in combination with an approved anti-PD-1 inhibitor (nivolumab), and to identify a recommended dose for the expansion part of the study.

AZD1419 for Asthma

AZD1419 is being developed for the treatment of asthma pursuant to a collaboration with AstraZeneca. AZD1419 is designed to change the basic immune response to environmental allergens, such as house dust and pollens, leading to prolonged reduction in asthma symptoms by converting the response from one primarily mediated by type-2 helper T cells to type-1 helper T cells.

In November, 2018, we were informed by our collaborator, AstraZeneca, that initial high-level results from a Phase 2a study indicate AZD1419 treatment was not associated with a statistically significant improvement in the time to loss of asthma control and therefore did not meet the primary endpoint of the study. The treatment appeared to be safe and well tolerated and the study confirmed activation of the TLR9 pathway. The proposed mechanism of action of AZD1419 is distinct from that of the other TLR9 agonists being developed by Dynavax for immuno-oncology and vaccine applications. AstraZeneca is in the process of reviewing the full data before deciding on the next steps for the AZD1419 program.

Vaccine Adjuvants

Our vaccine research to date has focused on the use of TLR9 agonists as novel adjuvants. Different TLR9 agonist molecules are taken up within different endosomes within target cells, stimulating different signaling pathways. CpG B-Class TLR9 agonists, such as our 1018 vaccine adjuvant, are selectively taken up by late endosomes (more mature endosomes also known as multivesicular bodies), resulting in signaling that leads to release of cytokines necessary for T cell activation and establishing long-term immunity but with modest induction of interferon alpha. TLR9 stimulation also helps generate memory T Helper 1 (“Th1”) cells that can stimulate the immune system to induce long-lasting effects. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and durable levels of protective antibodies. We are evaluating additional candidates to leverage our 1018 adjuvant in additional vaccines. We are also collaborating with the Serum Institute of India Pvt. Ltd. to develop adjuvanted vaccines using 1018. Our initial joint program is an improved pertussis vaccine.

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

As of December 31, 2018, our intellectual property portfolio included over 30 issued U.S. patents, over 235 issued or granted foreign patents and over 55 additional owned or co-owned pending U.S. and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof.

We have two issued patents relating to certain uses of HEPLISAV-B that expire in 2032. We have issued patents expiring in 2023 and covering compositions such as SD-101 and their uses in the U.S. and in several major European and other countries. We anticipate we will be eligible for up to a five-year patent term extension with respect to SD-101. We own or have an exclusive license to U.S. and foreign patents and patent applications pending for each of our other product candidates and/or their uses. At present, it is not known or determinable whether patents will issue from any of these applications or what the specific expiration dates would be for any patents that do issue.

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

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical companies and biotechnology companies, as well as universities and research institutions, may have filed patent applications or may have been granted patents that cover inventions similar to the inventions owned or licensed to us. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to make, use or sell any products. If another party controls patents or patent applications covering our products, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products. One of our competitors, Merck, is an exclusive licensee of a number of broad patents covering HBsAg, a component of HEPLISAV-B. We have a non-exclusive license to those patents controlled by Merck, which was obtained in 2018.

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

HEPLISAV-B, a two-dose hepatitis B vaccine, competes directly with conventional three-dose marketed vaccines Engerix-B from GSK as well as Recombivax-HB marketed by Merck. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.

Our cancer immunotherapy, SD-101, if developed, approved and commercialized will compete with a range of therapies being used or studied to treat blood cancers and solid tumor malignancies, including:

•	Chemotherapeutic agents;
•

Immuno-oncology agents, including immune checkpoint inhibitors such as anti- CTLA4 and anti-PD1 antibodies, cytokines such as anti-IL2, immune stimulation therapies including agonists of TLR, STING and other innate immune recognition receptors; and

•	Targeted therapies, such as BRAF inhibitors, MEK inhibitors and BTK inhibitors.
•	Oncolytic viral therapies such as IMLYGIC®
•	Cancer vaccines such as mRNA for in vivo delivery
•	Cell therapies such as autologous tumor infiltrating lymphocytes and CAR-T products

Approved and late-stage investigational cancer immunotherapeutics are marketed or being developed by numerous companies, including AstraZeneca/MedImmune, Bristol-Myers Squibb, Celgene, Gilead, Roche/Genentech, Nektar, Pfizer, Amgen, GSK, Regeneron, Novartis, AbbVie and Merck.

We are in direct competition with a number of other companies developing TLR agonists as well as other mechanisms of action that are focused on stimulating the immune response. These companies include Aduro Biotech, Inc., Idera Pharmaceuticals, Inc., Immune Design Corp., Checkmate Pharmaceuticals, Inc. and Mologen AG/Oncologie International.

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

•

submission to the FDA of a new drug application or a biologics license application, NDA or BLA, depending on the nature of the product after completion of all pivotal clinical trials to demonstrate the safety, purity and potency of the product for the indication for use;

•	a determination by the FDA to accept the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with the FDA’s current good manufacturing practices regulations for pharmaceuticals, or cGMPs; and

•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the product in the United States.

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

Clinical Trials. For purposes of an NDA or BLA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:

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

•

Phase 4. The FDA may approve an NDA or BLA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the product after approval under a post-marketing commitment or post- marketing requirement. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved a product. Post-approval trials are typically referred to as Phase 4 clinical trials.

For certain products and indications, the FDA may agree to an abbreviated clinical trial program in order to obtain approval. That is determined on a case-by-case basis and there is no guarantee for any product and/or indication that the FDA will agree to an abbreviated clinical trial program.

The results of biologic development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. Applications also must contain extensive manufacturing and control information. Applications must be accompanied by a significant user fee. Once the submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, eight months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA will typically conduct a pre-approval inspection of the manufacturer to ensure that the product can be reliably produced in compliance with cGMPs and will typically inspect certain clinical trial sites for compliance with good clinical practice, or GCP. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. The FDA may deny approval of an application by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or trial(s), and/or other significant, expensive and time- consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Approval may occur with boxed warnings on product labeling or Risk Evaluation and Mitigation Strategies, or REMS, which limit the labeling, distribution or promotion of a product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

Other Regulatory Requirements. Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review, payment of program user fees and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action, additional reporting requirements and/or oversight by the agency, import alert or possible civil or criminal penalties. The FDA may also require us to recall a product from distribution or withdraw approval for that product.

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

Healthcare Fraud and Abuse Laws. As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. These laws are applicable to manufacturers of products regulated by the FDA, such as us, and pharmacies, hospitals, physicians and other potential purchasers of such products.

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

The federal criminal and civil false claims laws, including the civil False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, the ACA specified that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The civil federal False Claims Act has been the basis for numerous enforcement actions and settlements by pharmaceutical and other healthcare companies in connection with various alleged financial relationships with customers. In addition, a number of pharmaceutical manufacturers have reached substantial financial settlements in connection with allegedly causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. Certain marketing practices, including off-label promotion, may also violate false claims laws, as might violations of the federal physician self-referral laws, such as the Stark laws, which prohibit a physician from making a referral to certain designated health services with which the physician or the physician’s family member has a financial interest and prohibit submission of a claim for reimbursement pursuant to the prohibited referral. The “qui tam” provisions of the civil False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted similar fraud and abuse statutes or regulations, including, without limitation, false claims laws analogous to the civil False Claims Act that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Separately, there are a number of other fraud and abuse laws that pharmaceutical manufacturers must be mindful of, particularly after a product candidate has been approved for marketing in the United States. For example, a federal criminal law enacted as part of, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. There are also federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Healthcare Privacy and Security Laws. We may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which established uniform standards for certain “covered entities” (certain healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” — independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In addition to possible civil and criminal penalties for violations, HITECH created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. State laws also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we are required to comply with international personal data protection laws and regulations, particularly as the result of our operations in Düsseldorf, Germany. Under the European General Data Protection Regulation, or GDPR (EU) 2016/679, personal information about European Union (“E.U.”) citizens can only be transferred from the E.U. to countries with adequate data protection.

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

Government Price Reporting. For those marketed products which are covered in the United States by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require products be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate,” a complex calculation which is based, in part, on the rate at which a branded drug price increases over time more than the rate of inflation (based on the CPI-U). This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer. This “additional rebate” calculation can, in some cases where price increase has been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100 percent of a drug’s “average manufacturer price” and 340B prices of one penny.

In General. Because of the breadth of these laws and the narrowness of available statutory exception and regulatory safe harbors, it is possible that some of our business activities in the United States could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. If we or our operations are found to be in violation of any of the state or federal laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in U.S. federal or state healthcare programs, additional reporting requirements and/or oversight, if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, sunshine, government price reporting, and fraud laws may prove costly.

Impact of Healthcare Reform and Recent Public Scrutiny of Specialty Drug Pricing on Coverage, Reimbursement, and Pricing. In the United States and other potentially significant markets for our products, federal and state authorities as well as third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average net selling prices. Further, there is increased scrutiny of prescription drug pricing practices by federal and state lawmakers and enforcement authorities. In addition, there is an emphasis on managed healthcare in the United States, which will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access. For example, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufactures. There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Such interest has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product, and on January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While some of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in California, effective January 1, 2019, drug companies must notify insurers and government regulators of certain price increases and provide an explanation of the reasons for such increases.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, and the Right to Try Act does not invalidate currently existing expanded access programs.

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

COMMITMENT TO COMPLIANCE AND ENVIRONMENT

We are committed to conducting our business in compliance with all applicable legal and ethical standards. In addition, we are committed to helping to protect the environment.

Our Ethics and Compliance program includes our Code of Business Conduct (“Code”), which sets forth our expectations of all Dynavax employees globally that they conduct their business activities in a legal and ethical manner. The Code can be found on Dynavax.com under the header “Investor Relations” and within that under the header “Corporate Governance and Compliance.” We have a Chief Ethics and Compliance Officer, a Compliance Steering Committee and policies, procedures and training addressing specific aspects of our business, including advertising and promotion; engagements with healthcare providers; and regarding our business activities outside the United States to ensure they comply with the U.S. Foreign Corrupt Practices Act and all other applicable anti-corruption laws. We certify on an annual basis to having a comprehensive compliance program that meets the standards set forth under California law. This certification, which sets forth all of the elements of our healthcare compliance program, can be found on our web-site.

We also care about the environment. To that end, the building we are moving into later this year is being designed to be scored as no less than a “Gold” level on the LEED Scorecard as set forth by the United States Green Building Committee. Additionally, the facility is located adjacent to an expansive public transit center, and the Company offers incentives to employees to utilize public transit in order to reduce traffic congestion and pollution. We also allow our employees to telecommute one or more days a week, depending on the nature of their role, which further helps reduce congestion and pollution. In addition, we have an active recycling program. We continue to consider other ways in which we can conduct our business in an environmentally friendly manner.

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.

EMPLOYEES

As of December 31, 2018, we had 249 full-time employees, including 169 employees in our headquarters in Berkeley, California and 80 employees in our office and manufacturing facility in Düsseldorf, Germany.

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

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been launched in the United States and there is significant competition in the marketplace. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of HEPLISAV-B will require significant resources and time and, while Dynavax personnel are experienced with respect to marketing of prescription drug products, because HEPLISAV-B is the company’s first marketed product, that the potential uptake of the product in distribution and the timing for growth in sales, if any, may be unpredictable and we may not be successful in commercializing HEPLISAV-B. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may not complete or maintain all of these important contracts on favorable terms or that in a potentially evolving reimbursement environment our efforts can overcome established competition at favorable pricing.

We anticipate converting our contracted field sales team into full-time Dynavax employees in the second quarter of 2019. The conversion of the field sales team to employees will require additional internal resources, both in the conversion process and for ongoing administrative and logistical support. We have not previously employed an in-house field sales team, and thus have limited experience in overseeing and managing an employed salesforce. In addition, retention of capable sales personnel may be more difficult with a single product offering and we must retain our salesforce in order for HEPLISAV-B to establish a commercial presence.

Moreover, we expect that significant resources will need to be invested in order to successfully market, sell and distribute HEPLISAV-B for use with diabetes patients, one of our targeted patient populations. The Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that patients with diabetes receive hepatitis B vaccinations and while the potential number of recommended vaccine adult patients is larger than our initial targeted market, we are unable to predict how many of those patients may receive HEPLISAV-B.

In addition to the risks with employing and maintaining our own commercial capabilities and with contracting, other factors that may inhibit our efforts to successfully commercialize HEPLISAV-B include:

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

If we are not successful, we may be required to collaborate or partner HEPLISAV-B with a third party pharmaceutical or biotechnology company with existing products. To the extent we collaborate or partner, the financial value will be shared with another party and we will need to establish and maintain a successful collaboration arrangement, and we may not be able to enter into these arrangements on acceptable terms or in a timely manner in order to establish HEPLISAV-B in the market. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues may be lower than if we marketed and sold our products directly with the highest priority, and we may be required to reduce or eliminate much of our commercial infrastructure and personnel as a result of such collaboration or partnership.

If we, or our partners, if any, are not successful in setting our marketing, pricing and reimbursement strategies, recruiting and maintaining effective sales and marketing personnel or in building and maintaining the infrastructure to support commercial operations, we will have difficulty successfully commercializing HEPLISAV-B, which would adversely affect our business and financial condition.

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell our product or product candidates on commercially reasonable terms.

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price, as well as the availability of coverage and adequate reimbursement, from third-party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third-party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLSIAV-B sufficient to achieve profitability, and future acceptance of such pricing.

Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing, as well as coverage and reimbursement decisions may not allow our future products to compete effectively with existing competitive products. Because we intend to offer products, if approved, that involve new technologies and new approaches to treating disease, the willingness of third-party payors to reimburse for our products is uncertain. We will have to charge a price for our products that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to achieve profitability, and such unavailability could harm our future prospects and reduce our stock price.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business.

We are also dependent on the success of our development stage products including SD-101, which depend on regulatory approval. Failure to maintain or obtain regulatory approvals could require us to discontinue operations.

In addition to the potential commercial success of HEPLISAV-B, we are dependent on our development stage immune-oncology pipeline of early stage oncology product candidates, and early stage development is inherently risky. Even if we have early indications of success in clinical development, in order to be able to market our products in the U.S., we must obtain approval from the FDA, and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining FDA marketing approval and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The FDA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials or the development program are satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or proposed post-marketing study, or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, we received Complete Response Letters from the FDA for HEPLISAV-B in 2013 and 2016 before obtaining approval in November 2017.

In the event that we determine to commercialize HEPLISAV-B outside the United States, such as in Europe, the product is not approved and our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, there is the risk that we may not receive approval in one or more jurisdictions.

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

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the years ended December 31, 2018 and 2017 were $158.9 million and $95.2 million, respectively. As of December 31, 2018, we had an accumulated deficit of $1.1 billion.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S. in addition to our investment in our oncology product candidates, we expect to continue incurring significant expenses and increasing operating losses for the foreseeable future. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our plans for converting our contracted field sales force to Dynavax employees and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. The timing for uptake of our product in the U.S. has further increased losses related to commercialization, and the advancement of our oncology pipeline has increased our costs as we conduct more and larger studies to invest in clinical development. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine and pharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations and continue development of our product candidates.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and discovery research and development. Until we can generate a sufficient amount of revenue, we will need to finance our operations through strategic alliance and licensing arrangements and/or public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives.

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

The FDA may require more clinical trials for our development stage product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates and may impair our ability to generate revenues.

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

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture HEPLISAV-B and our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our product candidates in commercial quantities. With respect to HEPLISAV-B, we have switched to a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to manufacture sufficient supply in this presentation.

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B and our product candidates, including SD-101 and DV281, certain antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. The FDA approved our pre-filled presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation, and there can be no assurance that we can successfully manufacture sufficient quantities of pre-filled syringes in compliance with GMP in order to meet market demand.

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

•	compliance with varying international regulatory requirements, laws and treaties;
•	securing international distribution, marketing and sales capabilities upon favorable terms;
•	adequate protection of our intellectual property rights;
•	obtaining regulatory and pricing approvals at a level sufficient to justify commercialization;
•	legal uncertainties and potential timing delays associated with tariffs, export licenses and other trade barriers;
•	diverse tax consequences;
•	the fluctuation of conversion rates between foreign currencies and the U.S. dollar; and
•	regional and geopolitical risks.

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

The degree of market acceptance of HEPLISAV-B and any of our future approved products will depend upon a number of factors, including:

•	the indication for which the product is approved and its approved labeling;
•	the presence of other competing approved therapies;
•	the potential advantages of the product over existing and future treatment methods;
•	the relative convenience and ease of administration of the product;
•	the strength of our sales, marketing and distribution support;
•	the price and cost-effectiveness of the product; and
•	third-party coverage and adequate reimbursement and the willingness of patients to pay out-of-pocket in the absence of sufficient reimbursement by third-party payors.

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

We may need to establish collaborative relationships to obtain domestic and/or international sales, marketing, research and distribution capabilities for those product candidates, including SD-101 and DV281. Failure to obtain a collaborative relationship for those product candidates or HEPLISAV-B in markets outside the U.S. requiring extensive sales efforts, may significantly impair the potential for those products and we may be required to raise additional capital. The process of establishing and maintaining collaborative relationships is difficult and time-consuming, and even if we establish such relationships, they may involve significant uncertainty, including:

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

Additionally, while we have the ability to independently fund certain Phase 3 trials for SD-101, we may need to establish a collaborative relationship with a third party to support certain large Phase 3 studies involving SD-101 in combination with other cancer therapeutics. If we are unable to enter into a collaborative relationship for such a large study, our ability to advance SD-101 to Phase 3 in combination with certain anti-cancer drugs may be significantly harmed, and we may not be able to adequately fund, if at all, such a study in the absence of such a third-party partner. Despite our efforts, we may be unable to secure additional collaborative arrangements that are necessary for us to further develop and commercialize our product candidates, including SD-101 and DV281. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we may have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs, and the financial terms upon which collaborators may be willing to enter into such an arrangement cannot be certain.

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

In February, 2018, we entered into a term loan agreement under which we may borrow up to $175 million. We have borrowed $100 million under the agreement to date. Additional amounts may be borrowed only if we meet certain requirements. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which is $30 million for fiscal year 2019. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

As our operations expand, we expect that we will also need to manage additional relationships with various third parties, including sole source suppliers, distributors, wholesalers and hospital customers. Future growth, including managing an in-house field sales team, will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize HEPLISAV-B and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

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
•

the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, “PPACA”) which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created, among other things, new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

the Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign government officials and requires that a company’s books and records accurately reflect the company’s transactions; and

•

foreign and state law equivalents of each of the federal laws described above, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information on the pricing of certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Violations of any of the laws described above or any other applicable governmental regulations and other similar foreign laws may subject us, our employees or our agents to criminal, civil and administrative penalties, including fines, civil monetary penalties, exclusion from participation in government health care programs (including Medicare and Medicaid), disgorgement, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the restriction or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Additionally, whether or not we have complied with the law, an investigation into alleged unlawful conduct may cause us to incur significant expense, cause reputational damage, divert management time and attention, and otherwise adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the PPACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. Some of the provisions of PPACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and on our business.

Other legislative changes have also been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

In the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

While we have not experienced any product liability claims to date, the use of any of our product candidates in clinical trials and the sale of any approved products, including HEPLISAV-B, will subject us to potential product liability claims and may raise questions about a product’s safety and efficacy. As a result, we could experience a delay in our ability to commercialize one or more of our product candidates or reduced sales of any approved product candidates. In addition, a product liability claim may exceed the limits of our insurance policies and exhaust our internal resources. We have obtained limited clinical trial liability and umbrella insurance coverage for our clinical trials. This coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost or at all. While we have obtained product liability insurance coverage for HEPLISAV-B, there is a risk that this coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost or at all. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. A product liability claim, product recalls or other claims, as well as any claims for uninsured liabilities or in excess of insured liabilities, would divert our management’s attention from our business and could result in significant financial liability.

The comprehensive tax reform bill passed in 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law legislation, known as the Tax Cuts and Jobs Act of 2017, that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.

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

In addition, our systems are potentially vulnerable to data security breaches--whether by employees or others--that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including but not limited to HIPAA, similar state data protection regulations, and the E.U. General Data Protection Regulation, or GDPR (EU) 2016/679, resulting in significant penalties, increased costs or loss of revenue.

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

We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents for a commercially sufficient term or are otherwise effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. However, in certain cases such protection may be limited, depending in part on existing patents held by third parties, which may only allow us to obtain relatively narrow patent protection. In the U.S., legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved.

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

•	our ability to receive timely regulatory approval for our product candidates;
•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;
•	our ability to raise additional capital to fund our operations;
•	the success or failure of clinical trials involving our immuno-oncology product candidates and the product candidates of third party collaborators in combination studies;
•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;
•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;
•	our ability to establish and maintain licensing agreements for intellectual property necessary for the development of our product candidates;
•	changes in government regulations, general economic conditions or industry announcements;
•	changes in the structure of healthcare payment systems;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	actual or anticipated fluctuations in our quarterly financial and operating results; and
•	the volume of trading in our common stock.

One or more of these factors could cause a substantial decline in the price of our common stock. In addition, securities class action and shareholder derivative litigation has often been brought against a company following a decline in the market price of its securities. We have in the past been, and we may in the future be, the target of such litigation. Securities and shareholder derivative litigation could result in substantial costs, and divert management’s attention and resources, which could harm our business, operating results and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2018 we had 62,862,478 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 At Market Sales Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of December 31, 2018, we have $132.8 million remaining under this agreement. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2018, we lease approximately 40,700 square feet of laboratory and office space in Berkeley, California. In September 2018, we entered into a new lease for 75,662 square feet of laboratory and office space located in Emeryville, California. The Emeryville lease expires in March 2031. In connection with our lease in Emeryville, we entered into a lease termination agreement to terminate the Berkeley lease effective as of the date we vacate the Berkeley premises. We also lease approximately 5,600 square meters of laboratory and office space in Düsseldorf, Germany under lease agreements expiring in March 2023. We believe that our facilities are adequate to meet our requirements for the near term.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, Dynavax receives claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations.

On November 18, 2016, two substantially similar securities class action complaints were filed in the U.S. District Court for the Northern District of California against the Company and two of its executive officers, in Soontjens v. Dynavax Technologies Corporation et. al., (“Soontjens”) and Shumake v. Dynavax Technologies Corporation et al., (“Shumake”). The Soontjens complaint alleges that between March 10, 2014 and November 11, 2016, the Company and certain of its executive officers violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, in connection with statements related to HEPLISAV-B. The Shumake complaint alleges violations of the same statutes related to the same subject, but between January 7, 2016 and November 11, 2016. The plaintiffs in both actions are seeking an unspecified amount of damages and attorneys’ fees and costs. On January 17, 2017, these two actions were consolidated into a single case entitled In re Dynavax Technologies Securities Litigation. On January 31, 2017, the court appointed lead plaintiff and lead counsel. Lead plaintiff filed a consolidated amended complaint on March 17, 2017. Defendants’ filed a motion to dismiss the consolidated amended complaint on May 1, 2017. On September 12, 2017, the District Court granted Defendants’ motion to dismiss, but gave lead plaintiff an opportunity to amend his complaint. On October 3, 2017, lead plaintiff filed a Second Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on November 3, 2017. A hearing on Defendants’ motion to dismiss was held on May 8, 2018. On June 4, 2018, Defendants’ motion to dismiss was granted and the case was dismissed with prejudice. On July 3, 2018, lead plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Lead plaintiff’s opening appellate brief was due on November 13, 2018. Instead of filing its opening appellate brief, plaintiff filed a motion to voluntarily dismiss its appeal with prejudice and the Ninth Circuit granted that motion on November 16, 2018.

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

Following lead plaintiff’s dismissal of its appeal in the securities class action, the purported stockholders who filed the MacDonald and Shumake actions, voluntarily moved to dismiss their lawsuits, without prejudice. On December 12, 2018, the District Court entered an order dismissing the Federal Shumake action and on December 17, 2018, the Superior Court dismissed the MacDonald lawsuit.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “DVAX”. Public trading of our common stock commenced on February 19, 2004.

As of February 22, 2019 there were approximately 50 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

In February 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement restricts our ability to pay any dividend.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2018, 2017 and 2016 and the Consolidated Balance Sheets Data as of December 31, 2018 and 2017 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2015 and 2014 and the Consolidated Balance Sheets Data as of December 31, 2016, 2015 and 2014 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenue, net	$6,812	$-	$-	$-	$-
Other revenue	1,386	327	11,043	4,050	11,032
Total revenues	8,198	327	11,043	4,050	11,032
Operating expenses:
Cost of sales - product	10,934	-	-	-	-
Cost of sales - amortization of intangible assets	10,862	1,194	-	-	-
Research and development	74,951	64,988	84,493	86,943	84,580
Selling, general and administrative	64,770	27,367	37,257	22,180	17,377
Restructuring	-	2,783	-	-	-
Unoccupied facility expense	-	-	-	-	386
Total operating expenses	161,517	96,332	121,750	109,123	102,343
Loss from operations	(153,319)	(96,005)	(110,707)	(105,073)	(91,311)
Other income (expense):
Interest income	3,828	1,337	755	205	191
Interest expense	(9,338)	-	-	(572)	(35)
Other (expense) income, net	(70)	(486)	(2,492)	317	433
Loss on extinguishment of debt	-	-	-	(1,671)	-
Net loss	$(158,899)	$(95,154)	$(112,444)	$(106,794)	$(90,722)
Basic and diluted net loss per share	$(2.55)	$(1.81)	$(2.92)	$(3.25)	$(3.45)
Shares used to compute basic and diluted net loss per share	62,362	52,613	38,506	32,881	26,289

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$145,536	$191,854	$81,415	$196,125	$122,652
Working capital	136,331	179,430	69,563	171,161	107,158
Total assets	210,884	218,785	109,680	216,633	138,290
Long-term debt	100,871	-	-	-	9,559
Accumulated deficit	(1,066,224)	(907,325)	(812,171)	(699,727)	(592,933)
Total stockholders’ equity	63,065	199,549	89,201	187,079	100,482

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our first commercial product, HEPLISAV-B (Hepatitis B Vaccine (Recombinant), Adjuvanted), is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018.

Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents.

Our lead investigational immuno-oncology product is SD-101. SD-101 is currently being evaluated in Phase 2 clinical studies in melanoma, head and neck squamous cell carcinoma and neoadjuvant treatment of breast cancer. We are conducting a research and clinical program intended to assess potential efficacy of SD-101 in a range of tumors and in combination with a range of treatments, including checkpoint inhibitors and other therapies.

Our second immuno-oncology product candidate is DV281, a novel investigational TLR9 agonist designed specifically for focused delivery to primary lung tumors and lung metastases as an inhaled aerosol. In October 2017, we announced initiation of dosing in a Phase 1b study of inhaled DV281, in combination with anti-PD-1 therapy, in patients with non-small cell lung cancer.

Product revenue is dependent on our ability to successfully market HEPLISAV-B and our product candidates, if they are approved. Prior to 2018, our revenues consisted of amounts earned from collaborations, grants and fees from services and licenses.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, including investment in HEPLISAV-B inventory, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates, discovery research and development and tenant improvements and ongoing occupancy costs at our new corporate headquarters. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to revenue recognition, research and development activities, stock-based compensation and inventories. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements, we believe the following accounting policies reflect the more critical and significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification, (“ASC”) 606, Revenue from Contracts with Customers. Adoption of this ASC did not have a material impact on our consolidated financial statements.

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

Product Revenue, Net

We sell our product to a limited number of wholesalers and specialty distributors in the U.S. (collectively, our “Customers”). Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one-year, there is no financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

Collaboration Revenue

We enter into collaborative arrangements with other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer.

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

Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We estimate our research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of research and development expenses that we report in a particular period.

Stock-Based Compensation

Stock-based compensation expense for restricted stock units and stock options is estimated at the grant date based on the award’s estimated fair value and is recognized on a straight-line basis over the award’s requisite service period, assuming estimated forfeiture rates. Fair value of restricted stock units is determined at the date of grant using our closing stock price. Our determination of the fair value of stock options on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our stock options. The Black-Scholes model requires the use of subjective assumptions which determine the fair value of stock options. These assumptions include, but are not limited to, our expected stock price volatility over the term of the awards, and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. Changes in the fair value of stock awards could materially impact our operating results.

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

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. During 2018, we recorded $1.0 million in inventory reserves, which is included in cost of sales – product.

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

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time we began to capitalize inventory costs associated with HEPLISAV-B. In March 2018, we received regulatory approval of the pre-filled syringe (“PFS”) presentation of HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. Prior to regulatory approval of PFS, costs associated with resuming operating activities at the Düsseldorf manufacturing facility were also included in research and development expense. Subsequent to regulatory approval of PFS, costs associated with operating activities at the Düsseldorf facility were included in cost of sales – product, until commercial production resumed in mid-2018 at which time these costs were recorded as raw materials inventory.

Recent Accounting Pronouncements

Accounting Standards Update 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which requires a lessee to recognize a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments, for all leases with a lease term greater than 12 months. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which gives the option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements.  Also in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies certain aspects of ASU 2016-02. We will adopt ASU 2016-02 on a modified retrospective basis on its adoption date of January 1, 2019 and elect the available practical expedients upon transition. We will elect the transition method that allows for the application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The new standard will have a material impact on our consolidated balance sheets, but will not have an impact on our consolidated statement of operations.  Based on our preliminary analysis, the most significant impact will be the recognition of right-of-use asset and lease liabilities for operating leases ranging approximately from $34 million to $40 million on January 1, 2019. The amount of right-of-use asset and lease liabilities primarily relates to the corporate headquarters operating lease entered into in September 2018.

Results of Operations

Revenues

Recognition of product sales as a result of commercial shipments of HEPLISAV-B commenced in January 2018. Prior to 2018, revenues consisted of amounts earned from collaborations, grants and fees from services and licenses and royalty payments. Service and license fees include revenues related to research and development and contract manufacturing services, license fees and royalty payments.

The following is a summary of our revenues (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2017 to 2018		2016 to 2017
Revenues:	2018	2017	2016	$	%	$	%
Product revenue, net	$6,812	$-	$-	$6,812	NM	$-	-
Collaboration revenue	1,386	-	9,778	1,386	NM	(9,778)	NM
Grant revenue	-	295	381	(295)	NM	(86)	(23)%
Service and license revenue	-	32	884	(32)	NM	(852)	(96)%
Total revenues	$8,198	$327	$11,043	$7,871	NM	$(10,716)	NM

NM = Not meaningful

2018 versus 2017

Product revenue, net, reflects sales of HEPLISAV-B. We commenced commercial shipments of HEPLISAV-B in January 2018 and deployed our field sales force in February 2018. During 2018, quarterly product revenue, net was $0.2 million, $1.3 million, $1.5 million and $3.9 million for the three-month periods ended March 31, June 30, September 30 and December 31, 2018, respectively. Initial efforts during 2018 focused on ensuring market access to enable healthcare providers to purchase HEPLISAV-B including obtaining payor coverage and securing contracts with distributors, group purchasing organizations, physician buying groups and federal government entities. Sales efforts were focused on advancing HEPLISAV-B through the complex approval and procurement processes in large institutional accounts across the country. Based on progress in obtaining approvals during 2018 by several key accounts to make HEPLISAV-B available in their networks and our experience with the protracted time required for implementation and procurement by customers, we expect quarterly sales will increase during 2019 as healthcare providers complete their reviews and operational activities required to switch to the new 2-dose regimen provided by HEPLISAV-B and existing customers repeat orders. Collaboration revenue relates to services performed in 2018 under a collaboration agreement with Serum Institute of India Pvt. Ltd. There was no grant revenue in 2018 as the contract with the National Institutes of Health terminated.

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

Cost of Sales - Product

Cost of sales - product reflects costs of $10.9 million for year ended December 31, 2018. Included in cost of sales - product are inventory reserves and certain formulation, fill, finish and overhead costs for HEPLISAV-B incurred after FDA approval. Cost of sales-product also includes costs at our manufacturing facility in Düsseldorf which were previously included in research and development expense. These charges are a result of costs incurred in 2018 associated with resuming operating activities at the Düsseldorf manufacturing facility after receiving regulatory approval of pre-filled syringes (“PFS”) of HEPLISAV-B in late March 2018.

Prior to FDA approval of HEPLISAV-B vials, all costs related to the manufacturing of HEPLISAV-B, that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. Our HEPLISAV-B PFS inventory also includes raw materials costs that were previously expensed to research and development prior to its FDA approval. We expect to use this HEPLISAV-B PFS inventory over approximately the next twelve months.

Excluding the costs associated with resuming operating activities in Düsseldorf, we expect our cost of sales of HEPLISAV-B to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing the product. At December 31, 2018 and 2017, inventories, net were $19.0 million and $0.3 million, respectively.

Cost of Sales - Amortization of Intangible Assets

Cost of sales - amortization of intangible assets of $10.9 million and $1.2 million for the year ended December 31, 2018 and 2017, respectively, consists of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fees to Coley Pharmaceutical Group, Inc. (“Coley”), Merck, Sharpe & Dohme Corp. (“Merck”) and GlaxoSmithKline Biologicals SA (“GSK”), upon or after FDA approval of HEPLISAV-B in November 2017. At December 31, 2018, the intangible assets related to Coley and GSK have been fully-amortized and the intangible asset related to Merck of $11.7 million has an estimated remaining useful life through the patent expiration date in April 2020.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2017 to 2018		2016 to 2017
Research and Development:	2018	2017	2016	$	%	$	%
Compensation and related personnel costs	$30,466	$28,577	$34,333	$1,889	7%	$(5,756)	(17)%
Outside services	28,213	20,112	32,540	$8,101	40%	(12,428)	(38)%
Facility costs	6,668	8,472	10,878	$(1,804)	(21)%	(2,406)	(22)%
Non-cash stock-based compensation	9,604	7,827	6,742	$1,777	23%	1,085	16%
Total research and development	$74,951	$64,988	$84,493	$9,963	15%	$(19,505)	(23)%

2018 versus 2017

Compensation and related personnel costs and non-cash stock-based compensation increased due to an overall increase in headcount to support the ongoing development of SD-101, DV281 and earlier stage oncology programs. Outside services increased, primarily, due to the ongoing development of SD-101.

For the year ended December 31, 2018 and as a result of the regulatory approval of PFS of HEPLISAV-B in late March 2018, costs incurred at our Düsseldorf facility to resume operating activities were charged to cost of sales – product, while costs incurred to manufacture HEPLISAV-B for commercial sale were accounted for as inventory. For the comparative prior year periods, facility costs, which include an overhead allocation of occupancy and related expenses, included full operating costs of our Düsseldorf facility.

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

We expect research and development spending to increase in 2019 in connection with the discovery, development and manufacturing of our product candidates, particularly SD-101 and DV281.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of compensation and related costs for our commercial support personnel, medical education professionals and personnel in executive and other administrative functions including legal, finance and information technology; costs for outside services such as costs for sales and marketing, post-marketing studies of HEPLISAV-B, accounting, commercial development, consulting, business development, investor relations and insurance; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2017 to 2018		2016 to 2017
Selling, General and Administrative:	2018	2017	2016	$	%	$	%
Compensation and related personnel costs	$15,993	$8,685	$11,814	$7,308	84%	$(3,129)	(26)%
Outside services	31,758	7,611	14,400	24,147	317%	(6,789)	(47)%
Legal costs	2,792	2,777	2,458	15	1%	319	13%
Facility costs	2,466	1,204	1,201	1,262	105%	3	0%
Non-cash stock-based compensation	11,761	7,090	7,384	4,671	66%	(294)	(4)%
Total selling, general and administrative	$64,770	$27,367	$37,257	$37,403	137%	$(9,890)	(27)%

2018 versus 2017

Compensation and related personnel costs and non-cash stock-based compensation increased, primarily, due to an increase in employee headcount to support HEPLISAV-B commercial activities. Outside services increased due to an overall increase in HEPLISAV-B sales, marketing and commercial activities, including full-deployment of a contract sales force, post-marketing studies and consultants for commercial development services. We currently expect to convert from a contract sales force to a sales organization directly employed by us during the second quarter of 2019 and expect the conversion to be approximately cash neutral, with compensation and benefits increasing and a corresponding decrease in outside services related to those activities. Facility costs, which include an overhead allocation and is primarily comprised of occupancy and related expenses, increased due to overall higher facility-related costs and an increase in headcount and costs associated with the new corporate headquarters we expect to occupy in the second quarter of 2019.

2017 versus 2016

Compensation and related personnel costs and non-cash stock-based compensation decreased due to implementation of organizational restructuring and cost reduction plans in January 2017. Outside services decreased as 2016 included costs related to hiring of consultants for administrative and commercial development services for the anticipated commercial launch of HEPLISAV-B.

We expect selling, general and administrative spending to increase in 2019 as we continue to support our commercial activities and incur costs related to the occupancy of the new corporate headquarters.

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

Interest Income, Interest Expense and Other Expense, Net

Interest income is reported net of amortization of premiums and discounts on marketable securities and realized gains and losses on investments. Interest expense for the year ended December 31, 2018 includes the stated interest and accretion of discount and end of term fee related to our long-term debt agreement entered into in February 2018. Other expense, net includes gains and losses on foreign currency transactions and disposal of property and equipment. In addition, other expense, net for the year ended December 31, 2016 includes expenses related to an unutilized note purchase agreement which was terminated in December 2016.

The following is a summary of our interest income, interest expense and other expense, net (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2017 to 2018		2016 to 2017
	2018	2017	2016	$	%	$	%
Interest income	$3,828	$1,337	$755	$2,491	186%	$582	77%
Interest expense	$(9,338)	$-	$-	$9,338	NM	$-	NM
Other expense, net	$(70)	$(486)	$(2,492)	$(416)	(86)%	$(2,006)	(80)%

NM = Not meaningful

2018 versus 2017

Interest income increased primarily due to a higher yield and higher average investment balance. We began incurring interest expense for the $100.0 million we borrowed on February 20, 2018 under a term loan agreement with CRG Servicing LLC. The change in other expense, net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

2017 versus 2016

Interest income increased due to a higher average rate of return on our investments and a higher average investment balance.  The change in other expense, net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Other expense, net included expense of $5.0 million related to the settlement of securities litigation and the settlement of derivative complaints initiated in 2013. This expense was offset by $5.0 million in other income as the settlements were paid for by our insurers. For more information about our settlements, see Note 9, Commitments and Contingencies, in our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2018, we had $145.5 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities, together with the amounts remaining under our credit facility and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months.

We have borrowed $100.0 million under a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. Subject to our continuing satisfaction of certain market capitalization and other borrowing conditions, we plan to borrow the remaining $75.0 million under the Loan Agreement in the first quarter of 2019. The loans have a maturity date of December 31, 2023, unless prepaid earlier.

At December 31, 2018, $132.8 million of common stock remained available for sale under our At Market Sales Agreement with Cowen and Company, LLC (“ATM Agreement”). Subsequent to December 31, 2018 and through February 22, 2019, we sold 1,078,901 shares of common stock for net proceeds of $11.5 million under the 2017 ATM Agreement.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, including investment in HEPLISAV-B inventory, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates, discovery research and development and tenant improvements and ongoing occupancy costs at our new corporate headquarters. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

2018 versus 2017

During the year ended December 31, 2018, we used $131.3 million of cash for our operations primarily due to our net loss of $158.9 million, of which $39.3 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, amortization of intangible assets and accretion and amortization on marketable securities. During the year ended December 31, 2017, we used $77.5 million of cash for our operations primarily due to a net loss of $95.2 million, of which $18.9 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, amortization of intangible assets and accretion and amortization on marketable securities. Cash used in our operations during 2018 increased by $53.8 million. Net cash used in operating activities is impacted by changes in our operating assets, and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2018, cash provided by investing activities was $55.5 million compared to $108.7 million of cash used in investing activities for the year ended December 31, 2017. Cash provided by investing activities during the year ended December 31, 2018 included $70.7 million of net proceeds from maturities of marketable securities compared to $108.0 million of net purchases of marketable securities during 2017. During the year ended December 31, 2018, we paid $11.0 million of milestone and sublicense payments to Coley, Merck and GSK. Net cash used in the purchases of property plant and equipment increased by $3.5 million from 2017 to 2018. The increase is, primarily, due to the installation of facility improvements and purchases of laboratory equipment at our corporate headquarters and purchases of manufacturing equipment for our facility in Düsseldorf.

During the year ended December 31, 2018 and 2017, net cash provided by financing activities was $99.1 million and $187.8 million, respectively. During the year ended December 31, 2018, we received net cash proceeds of $99.0 million from the Loan Agreement. During the year ended December 31, 2017, we received net cash proceeds of $105.1 million from issuance of common stock under our ATM Agreements and $80.8 million in net proceeds from issuance of our common stock from our August 2017 underwritten public offering. We received net proceeds of $0.1 million and $1.9 million from exercises of options as well as employee purchases of our common stock under the 2014 Employee Stock Purchase Plan during the year ended December 31, 2018 and 2017, respectively.

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

Contractual Obligations

The following summarizes our significant contractual obligations at December 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations:	Total	2019	2020- 2021	2022-2023	2024 and Thereafter
Operating leases	$64,926	$4,839	$10,400	$10,164	$39,523
Long-term debt obligation	104,808	-	-	104,808	-
Purchase commitments	10,539	10,539	-	-	-
Sublicense agreement	14,000	7,000	7,000		-
Total contractual obligations	$194,273	$22,378	$17,400	$114,972	$39,523

We lease our facility in Berkeley, California (“Berkeley Lease”). On September 17, 2018, we entered into an Office/Laboratory Lease (“Lease”), for an aggregate of 75,662 square feet of office and laboratory space located at 5959 Horton Street, Emeryville, California. We are obligated to make lease payments totaling $61.2 million over the Lease term. We are also obligated to pay for operating expenses and taxes. In connection with our execution of the Lease, we entered into a Lease Termination Agreement to terminate the Berkeley Lease effective as of the date we vacate the Berkeley premises.

See Note 9 in the accompanying Notes to the Condensed Consolidated Financial Statements for a description of the Lease and Lease Termination Agreement.

During 2004, we established a letter of credit with Silicon Valley Bank as security for the Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2018 and is collateralized by a certificate of deposit for $0.4 million which has been included in restricted cash in the consolidated balance sheets as of December 31, 2018 and 2017. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

We also lease our facility in Düsseldorf, Germany (“Düsseldorf Lease”) under an operating lease that expires in March 2023. During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding through December 31, 2018 and is collateralized by a certificate of deposit for 0.2 million Euros which has been included in restricted cash in the consolidated balance sheets as of December 31, 2018 and 2017.

In February 2018, we entered into a $175.0 million term loan agreement. Principal amount due under the term loan agreement at December 31, 2018 is $101.8 million payable at maturity on December 31, 2023, unless prepaid earlier.

In February 2018, we entered into a sublicense agreement with Merck, Sharpe & Dohme Corp. Under the agreement, we paid the second installment of $7 million in February 2019 and we are required to pay the third installment of $7 million in February 2020.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B and SD-101. To the extent these commitments are non-cancelable, they are reflected in the above table.

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of December 31, 2018.

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

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2018 was $1.9 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2018, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$49,348	$26,584
Marketable securities available-for-sale	96,188	165,270
Accounts and other receivables, net	3,704	854
Inventories, net	19,022	312
Intangible assets, net	-	1,306
Prepaid expenses and other current assets	6,102	3,697
Total current assets	174,364	198,023
Property and equipment, net	17,064	16,619
Intangible assets, net	11,717	-
Goodwill	2,144	2,244
Restricted cash	619	629
Other assets	4,976	1,270
Total assets	$210,884	$218,785
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,278	$4,539
Accrued research and development	9,714	4,359
Accrued liabilities	16,041	9,695
Other current liabilities	7,000	-
Total current liabilities	38,033	18,593
Long term debt, net	100,871	-
Other long-term liabilities	8,915	643
Total liabilities	147,819	19,236
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at December 31, 2018 and December 31, 2017; no shares issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Common stock: $0.001 par value; 139,000 shares authorized at December 31, 2018 and 2017; 62,862 and 61,533 shares issued and outstanding at December 31, 2018 and 2017, respectively	63	62
Additional paid-in capital	1,131,241	1,107,693
Accumulated other comprehensive loss	(2,015)	(881)
Accumulated deficit	(1,066,224)	(907,325)
Total stockholders’ equity	63,065	199,549
Total liabilities and stockholders’ equity	$210,884	$218,785

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product revenue, net	$6,812	$-	$-
Collaboration revenue	1,386	-	9,778
Grant revenue	-	295	381
Service and license revenue	-	32	884
Total revenues	8,198	327	11,043
Operating expenses:
Cost of sales - product	10,934	-	-
Cost of sales - amortization of intangible assets	10,862	1,194	-
Research and development	74,951	64,988	84,493
Selling, general and administrative	64,770	27,367	37,257
Restructuring	-	2,783	-
Total operating expenses	161,517	96,332	121,750
Loss from operations	(153,319)	(96,005)	(110,707)
Other income (expense):
Interest income	3,828	1,337	755
Interest expense	(9,338)	-	-
Other expense, net	(70)	(486)	(2,492)
Net loss	$(158,899)	$(95,154)	$(112,444)
Basic and diluted net loss per share	$(2.55)	$(1.81)	$(2.92)
Weighted average shares used to compute basic and diluted net loss per share	62,362	52,613	38,506

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(158,899)	$(95,154)	$(112,444)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on marketable securities available-for-sale	12	(83)	(8)
Cumulative foreign currency translation adjustments	(1,146)	2,826	(686)
Total other comprehensive (loss) income	(1,134)	2,743	(694)
Total comprehensive loss	$(160,033)	$(92,411)	$(113,138)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2015	38,446	$38	$889,698	$(2,930)	$(699,727)	$187,079
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	107	1	(84)	-	-	(83)
Issuance of common stock under Employee Stock Purchase Plan	46	-	615	-	-	615
Stock compensation expense	-	-	14,728	-	-	14,728
Total other comprehensive loss	-	-	-	(694)	-	(694)
Net loss	-	-	-	-	(112,444)	(112,444)
Balances at December 31, 2016	38,599	$39	$904,957	$(3,624)	$(812,171)	$89,201
Issuance of common stock upon exercise of stock options and restricted stock awards, net	262	-	1,613	-	-	1,613
Issuance of common stock under Employee Stock Purchase Plan	84	-	293	-	-	293
Issuance of common stock, net of issuance costs	22,588	23	185,913	-	-	185,936
Stock compensation expense	-	-	14,917	-	-	14,917
Total other comprehensive income	-	-	-	2,743	-	2,743
Net loss	-	-	-	-	(95,154)	(95,154)
Balances at December 31, 2017	61,533	$62	$1,107,693	$(881)	$(907,325)	$199,549
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	1,204	1	(524)	-	-	(523)
Issuance of common stock under Employee Stock Purchase Plan	125	-	594	-	-	594
Stock compensation expense	-	-	23,478	-	-	23,478
Total other comprehensive loss	-	-	-	(1,134)	-	(1,134)
Net loss	-	-	-	-	(158,899)	(158,899)
Balances at December 31, 2018	62,862	$63	$1,131,241	$(2,015)	$(1,066,224)	$63,065

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017 (As Adjusted)	2016 (As Adjusted)
Operating activities
Net loss	$(158,899)	$(95,154)	$(112,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,621	3,244	2,257
Write-off of assets in progress	-	-	862
Loss (gain) on disposal of property and equipment	98	(10)	91
Accretion of discounts and amortization of premiums on marketable securities	(1,559)	(193)	178
Reversal of deferred rent upon lease amendment	-	(209)	-
Cash-settled portion of stock compensation expense	-	-	602
Stock compensation expense	23,478	14,917	14,126
Cost of sales - amortization of intangible assets	10,862	1,194	-
Non-cash interest expense	2,755	-	-
Changes in operating assets and liabilities:
Accounts and other receivables	(2,850)	488	52
Inventories, net	(18,710)	(312)	-
Prepaid expenses and other current assets	(2,405)	(1,830)	560
Other assets	(3,706)	(936)	(103)
Accounts payable	3,417	(1,915)	1,181
Accrued liabilities and other long term liabilities	12,597	3,198	(11,759)
Deferred revenues	-	-	(2,654)
Net cash used in operating activities	(131,301)	(77,518)	(107,051)
Investing activities
Acquisition of technology licenses	(11,000)	-	-
Purchases of marketable securities	(213,804)	(227,672)	(126,754)
Proceeds from maturities of marketable securities	284,457	119,638	220,760
Purchases of property and equipment, net	(4,187)	(669)	(7,757)
Net cash provided by (used in) investing activities	55,466	(108,703)	86,249
Financing activities
Proceeds from long-term debt, net	99,000	-	-
Proceeds from issuances of common stock, net	-	185,936	-
(Tax withholding) proceeds from exercise of stock options and restricted stock awards, net	(523)	1,613	(84)
Proceeds from Employee Stock Purchase Plan	594	293	615
Net cash provided by financing activities	99,071	187,842	531
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(482)	701	(259)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,754	2,322	(20,530)
Cash, cash equivalents and restricted cash at beginning of year	27,213	24,891	45,421
Cash, cash equivalents and restricted cash at end of year	$49,967	$27,213	$24,891
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,583	$-	$-
Accrual for litigation settlement and insurance recovery (Note 9)	$-	$-	$4,975
Release of accrual for litigation settlement and insurance recovery (Note 9)	$-	$4,975	$-
Return of unused development funding to AstraZeneca AB	$-	$-	$7,200
Milestone payment from AstraZeneca AB	$-	$-	$7,200
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$199	$86	$2,354
Non-cash acquisition of technology license	$12,773	$-	$-

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our first commercial product, HEPLISAV-B (Hepatitis B Vaccine (Recombinant), Adjuvanted), is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018. Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents. Our lead investigational immuno-oncology product candidates are SD-101, currently being evaluated in Phase 2 clinical studies, and DV281, in a Phase 1 safety study. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and those of our wholly-owned subsidiary, Dynavax GmbH located in Düsseldorf, Germany. All significant intercompany accounts and transactions among the entities have been eliminated from the consolidated financial statements. We operate in one business segment: the commercialization, discovery and development of biopharmaceutical products.

Liquidity and Financial Condition

As of December 31, 2018, we had cash, cash equivalents and marketable securities of $145.5 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, including investment in HEPLISAV-B inventory, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates, discovery research and development and tenant improvements and ongoing occupancy costs at our new corporate headquarters. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all.

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

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiary, Dynavax GmbH. Accordingly, assets and liabilities denominated in this foreign currency are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2018, 2017 and 2016, we reported an unrealized (loss) gain of $(1.1) million, $2.8 million and $(0.7) million, respectively. Realized gains and losses resulting from currency transactions are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, we reported a gain (loss) of $0.3 million, $(0.6) million and $0.2 million, respectively, resulting from currency transactions in our consolidated statements of operations.

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

Our accounts receivable balance consists, primarily, of amounts due from product sales. Accounts receivable are recorded net of reserves for chargebacks, distribution fees, trade discounts and doubtful accounts as described further below. We estimate our allowance for doubtful accounts based on an evaluation of the aging of our receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, we have not recorded any allowance for doubtful accounts.

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

During the year ended December 31, 2018, 2017 and 2016, 83%, 90% and 92%, respectively, of our revenues were earned in the United States. As of December 31, 2018 and 2017, 24% and 15%, respectively, of our long-lived assets were located in the United States and the remaining long-lived assets were located in Germany.

We have entered into distribution agreements with a limited number of wholesalers and specialty distributors in the U.S. All of our product revenue are to these customers. For the year ended and at December 31, 2018, respectively, our three largest customers represented approximately 68% of our product revenue and 71% of our trade receivable balance.

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. During 2018, we recorded $1.0 million in inventory reserves, which is included in cost of sales – product.

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

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time we began to capitalize inventory costs associated with HEPLISAV-B. In March 2018, we received regulatory approval of the pre-filled syringe (“PFS”) presentation of HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. Prior to regulatory approval of PFS, costs associated with resuming operating activities at the Düsseldorf manufacturing facility were also included in research and development expense. Subsequent to regulatory approval of PFS, costs associated with operating activities at the Düsseldorf facility were included in cost of sales – product, until commercial production resumed in mid-2018 at which time these costs were recorded as raw materials inventory.

Intangible Assets

We record definite-lived intangible assets related to certain capitalized milestone and sublicense payments. After determining that the pattern of future cash flows associated with intangible asset could not be reliably estimated with a high level of precision, these assets are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. No impairment of intangible assets have been identified during the years presented.

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

Product Revenue, Net

We sell our product to a limited number of wholesalers and specialty distributors in the U.S. (collectively, our “Customers”). Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one-year, there is no financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the year ended December 31, 2018.

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

Collaboration Revenue

We enter into collaborative arrangements with other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities through December 31, 2018.

Stock-Based Compensation

Stock-based compensation expense for restricted stock units and stock options is estimated at the grant date based on the award’s estimated fair value and is recognized on a straight-line basis over the award’s requisite service period, assuming estimated forfeiture rates. Fair value of restricted stock units is determined at the date of grant using the Company’s closing stock price. Our determination of the fair value of stock options on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value-based measurement of our stock options. The Black-Scholes model requires the use of subjective assumptions which determine the fair value-based measurement of stock options. These assumptions include, but are not limited to, our expected stock price volatility over the term of the awards, and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. Changes in the fair value of stock awards could materially impact our operating results.

Our current estimate of volatility is based on the historical volatility of our stock price. To the extent volatility in our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the period of revision. There have been no material adjustments to these estimates during the years presented.

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

Based on our review, we concluded that it was more likely than not that we would not be able to realize the benefit of our domestic and foreign deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, we have maintained a full valuation allowance on our deferred tax assets as of December 31, 2018 and 2017. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which became effective January 1, 2018. The Tax Act significantly changed the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. Also on December 22, 2017, The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, companies need to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. At December 31, 2018 we have completed our analysis of the Tax Act and there were no material changes or adjustments to the provisional amounts previously recorded.

Restructuring

Restructuring costs are comprised of severance costs related to workforce reductions. We recognize restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments.

Recent Accounting Pronouncements

Accounting Standards Update 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which requires a lessee to recognize a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments, for all leases with a lease term greater than 12 months. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which gives the option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements. Also in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies certain aspects of ASU 2016-02. We will adopt ASU 2016-02 on a modified retrospective basis on its adoption date of January 1, 2019 and elect the available practical expedients upon transition. We will elect the transition method that allows for the application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The new standard will have a material impact on our consolidated balance sheets, but will not have an impact on our consolidated statement of operations. Based on our preliminary analysis, the most significant impact will be the recognition of right-of-use asset and lease liabilities for operating leases ranging approximately from $34 million to $40 million on January 1, 2019. The amount of right-of-use asset and lease liabilities primarily relates to the corporate headquarters operating lease entered into in September 2018.

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

Accounting Standards Update 2016-18

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The amendment in this update is applied using a retrospective transition method to each period presented. The ASU is effective for annual periods beginning after December 15, 2017. We adopted ASU 2016-18 on January 1, 2018 and have presented comparable prior period cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows reflecting the retrospective impact of this ASU. See Note 4.

3.	Fair Value Measurements

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2018 and 2017.

The carrying amounts of cash equivalents, accounts and other receivables, accounts payable and accrued liabilities are considered reasonable estimates of their respective fair value because of their short-term nature.

As of December 31, 2018, we measured the fair value of our $7.0 million payment to Merck, Sharpe & Dohme Corp. (“Merck”), which is due in the first quarter of 2020, based on Level 3 inputs due to the use of unobservable inputs that cannot be corroborated by observable market data. We estimated the fair value of the liability using a discounted cash flow technique using the effective interest rate on our term loan. The liability had a fair value of $6.3 million as of December 31, 2018.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2018
Money market funds	$44,002	$-	$-	$44,002
U.S. treasuries	-	14,724	-	14,724
U.S. government agency securities	-	42,372	-	42,372
Corporate debt securities	-	41,291	-	41,291
Total	$44,002	$98,387	$-	$142,389

	Level 1	Level 2	Level 3	Total
December 31, 2017
Money market funds	$22,543	$-	$-	$22,543
U.S. treasuries	-	45,534	-	45,534
U.S. government agency securities	-	86,820	-	86,820
Corporate debt securities	-	32,916	-	32,916
Total	$22,543	$165,270	$-	$187,813

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

4.	Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31
	2018	2017	2016
Cash and cash equivalents	$49,348	$26,584	$24,289
Restricted cash	619	629	602
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$49,967	$27,213	$24,891

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements. See Note 9.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2018
Cash and cash equivalents:
Cash	$3,147	$-	$-	$3,147
Money market funds	44,002	-	-	44,002
Corporate debt securities	2,199	-	-	2,199
Total cash and cash equivalents	49,348	-	-	49,348
Marketable securities available-for-sale:
U.S. treasuries	14,732	-	(8)	14,724
U.S. government agency securities	42,416	-	(44)	42,372
Corporate debt securities	39,108	-	(16)	39,092
Total marketable securities available-for-sale	96,256	-	(68)	96,188
Total cash, cash equivalents and marketable securities	$145,604	$-	$(68)	$145,536
December 31, 2017
Cash and cash equivalents:
Cash	$4,041	$-	$-	$4,041
Money market funds	22,543	-	-	22,543
Total cash and cash equivalents	26,584	-	-	26,584
Marketable securities available-for-sale:
U.S. treasuries	45,559	-	(25)	45,534
U.S. government agency securities	86,860	-	(40)	86,820
Corporate debt securities	32,931	-	(15)	32,916
Total marketable securities available-for-sale	165,350	-	(80)	165,270
Total cash, cash equivalents and marketable securities	$191,934	$-	$(80)	$191,854

The maturities of our marketable securities available-for-sale are as follows (in thousands):

.	December 31, 2018
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$96,256	$96,188
Mature after one year through two years	-	-
	$96,256	$96,188

There were no realized gains or losses from the sale of marketable securities in the years ended December 31, 2018, 2017 and 2016. All of our investments are classified as short-term and available-for-sale, as we consider them available to fund current operations and may not hold our investments until maturity.

5.	Inventories, net

The following table presents inventories (in thousands):

	December 31
	2018	2017
Raw materials	$12,111	$-
Work-in-process	6,562	312
Finished goods	349	-
Total	$19,022	$312

6.	Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	December 31,
	2018	2017
Intangible assets	$19,773	$2,500
Less accumulated amortization	(8,056)	(1,194)
Total	$11,717	$1,306

For the year ended December 31, 2018, we recorded $10.9 million in cost of sales - amortization of intangible assets which included amortization of $8.1 million, $1.5 million and $1.3 million related to capitalized milestone and sublicense payments to Merck, GlaxoSmithKline Biologicals SA (“GSK”) and Coley Pharmaceutical Group, Inc. (“Coley”), respectively. For the year ended December 31, 2017, we recorded $1.2 million in cost of sales - amortization of intangible assets related to a capitalized milestone payment to Coley. See Note 10. At December 31, 2018, the remaining intangible asset has an estimated remaining useful life of 16 months and will be fully amortized by April 2020. No impairment of intangible assets has been identified during the years presented.

7.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2018	2017
Manufacturing equipment	5-14	$12,029	$12,104
Lab equipment	5-13	6,938	6,686
Computer equipment	3	5,465	4,760
Furniture and fixtures	3-13	1,809	1,629
Leasehold improvements	1-5	11,367	10,873
Assets in progress		2,605	1,176
		40,213	37,228
Less accumulated depreciation and amortization		(23,149)	(20,609)
Total		$17,064	$16,619

Depreciation and amortization expense on property and equipment was $3.6 million, $3.2 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

8.	Current Accrued Liabilities and Accrued Research and Development

Current accrued liabilities and accrued research and development consist of the following (in thousands):

	December 31,
	2018	2017
Payroll and related expenses	$8,058	$6,180
Legal expenses	151	346
Revenue reserves liability	1,033	-
Third party research expenses	7,819	3,567
Third party development expenses	1,377	522
Other accrued liabilities	7,317	3,439
Total	$25,755	$14,054

9.	Commitments and Contingencies

We lease our facilities in Berkeley, California (“Berkeley Lease”), Emeryville, California and Düsseldorf, Germany (“Düsseldorf Lease”).

On September 17, 2018, we entered into an Office/Laboratory Lease (“Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Premises”). Under the terms of the Lease, we will lease 75,662 square feet in the Premises (“Rented Area”) at the rate of $4.75 (“Base Rate”) multiplied by the Rented Area, paid on a monthly basis, starting on the earlier of our commencement of our business operations at the Premises or April 1, 2019 (“Commencement Date”). The Base Rate is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of the Lease. In connection with the Lease, we are entitled to a tenant improvement allowance of up to $8.3 million. The Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms.

In connection with our execution of the Lease, on September 17, 2018, we entered into a Lease Termination Agreement to terminate the Berkeley Lease effective as of the date we vacate the Berkeley premises. The rent payable for the Berkeley Lease is subject to a “hold-over” increase should we not vacate prior to July 31, 2019.

Total net rent expense related to our operating leases for the years ended December 31, 2018, 2017 and 2016, was $4.0 million, $2.4 million and $2.2 million, respectively. Deferred rent was $2.3 million and $0.6 million as of December 31, 2018 and 2017, respectively.

In February 2018, we entered into a $175.0 million term loan agreement. Borrowings under the term loan agreement in the amount of $101.8 million is payable at maturity on December 31, 2023, unless earlier prepaid. See Note 11.

In February 2018, we entered into a sublicense agreement with Merck. Under the agreement, we are required to make future payments of $7.0 million each in both February 2019 and February 2020. See Note 10.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B and SD-101. To the extent these commitments are non-cancelable, they are reflected in the table below.

Future payments under the term loan agreement, sublicense agreement, minimum payments under the non-cancelable portion of our operating leases and non-cancelable purchase commitments at December 31, 2018, are as follows (in thousands):

Year ending December 31,
2019	$22,378
2020	12,256
2021	5,144
2022	5,212
2023	109,760
Thereafter	39,523
Total	$194,273

During 2004, we established a letter of credit with Silicon Valley Bank as security for our Berkeley Lease in the amount of $0.4 million. The letter of credit remained outstanding as of December 31, 2018, and is collateralized by a certificate of deposit for $0.4 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2018 and 2017. Under the terms of the Berkeley Lease, if the total amount of our cash, cash equivalents and marketable securities falls below $20 million for a period of more than 30 consecutive days during the lease term, the amount of the required security deposit will increase to $1.1 million, until such time as our projected cash and cash equivalents will exceed $20 million for the remainder of the lease term, or until our actual cash and cash equivalents remains above $20 million for a period of 12 consecutive months.

During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding through December 31, 2018 and is collateralized by a certificate of deposit for 0.2 million Euros, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2018 and 2017.

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

We also rely on and have entered into agreements with research institutions, contract research organizations and clinical investigators. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of December 31, 2018 and 2017.

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

10.	Collaborative Research, Development and License Agreements

AstraZeneca

Pursuant to a research collaboration and license agreement with AstraZeneca AB (AstraZeneca”), as amended, we discovered and performed initial clinical development of AZD1419, a TLR9 agonist product candidate for the treatment of asthma. In June 2016, all of our remaining performance obligations under our agreement with AstraZeneca were completed and we recognized collaboration revenue of $9.8 million. In November 2018, we were informed by AstraZeneca that initial results from the Phase 2a study indicate AZD1419 treatment did not meet the primary endpoint of the study. AstraZeneca is reviewing the full data before deciding on the next steps for the AZD1419 program.

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. During the fourth quarter of 2018, we recognized collaboration revenue for services performed through December 31, 2018.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first installment of $7.0 million was paid in February 2018 and the remaining two payments of $7.0 million each are due in the first quarter of each of 2019 and 2020. The payments in 2019 and 2020 are classified on the condensed consolidated balance sheets as other current liabilities and other long-term liabilities, respectively. In February 2018, we recorded $19.8 million as an intangible asset. At December 31, 2018, the intangible asset, net balance was $11.7 million. See Note 6. The agreement continues in effect through April 2020, at which time the license becomes perpetual, irrevocable, fully paid-up and royalty free.

GlaxoSmithKline Biologicals SA

On July 12, 2018, we entered into a sublicense agreement with GSK. The GSK sublicense agreement grants us, under certain non-exclusive U.S. patent rights controlled by GSK, the right to manufacture, use, offer to sell, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. In consideration, we paid a $1.5 million license fee to GSK in July 2018 and recorded this payment as an intangible asset. At December 31, 2018, the intangible asset has been fully amortized. See Note 6. In addition, we were obligated to pay GSK, royalties of 13% of net sales of HEPLISAV-B from December 1, 2017 through July 31, 2018. For the year ended December 31, 2018, we recorded $0.2 million of royalties in cost of sales – product in the condensed consolidated statements of operations.

Coley Pharmaceutical Group, Inc.

In June 2007, we entered into a license agreement with Coley, under which Coley granted us a non-exclusive, royalty bearing license to patents, with the right to grant sublicenses for HEPLISAV-B (the “Coley Agreement). We met one of the regulatory milestones upon FDA approval of HEPLISAV-B in November 2017 and paid $2.5 million in January 2018 to Coley which was recorded as an intangible asset on the consolidated balance sheets. See Note 6. The Coley Agreement terminated in February 2018, at which time the license became a perpetual, irrevocable, fully paid-up and royalty free license. As of December 31, 2018, the $2.5 million intangible asset has been fully amortized.

11.	Long-Term Debt

Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. The Loan Agreement provides for a $175.0 million term loan facility, $100.0 million of which was borrowed at closing (“Initial Term Loan”) and, subject to the satisfaction of certain market capitalization and other borrowing conditions, up to an additional $75.0 million is available for borrowing at our option on or before July 17, 2019 (together with the Initial Term Loan, the “Term Loans”). Net proceeds from the Initial Term Loan were $99.0 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At December 31, 2018, the effective interest rate was 10.1%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through December 31, 2018, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $101.8 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

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

We recorded $8.8 million of interest expense related to the Initial Term Loan during the year ended December 31, 2018.

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

12.	Revenue Recognition

Our source of product revenue for the year ended December 31, 2018, consists of sales of HEPLISAV-B in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2018 (in thousands):

	Chargebacks, discounts and other fees	Returns	Total
Balance at December 31, 2017	$-	$-	$-
Provision related to current period sales	4,012	570	4,582
Credit or payments made during the period	(2,276)	(1)	(2,277)
Balance at December 31, 2018	$1,736	$569	$2,305

At December 31, 2018, reserves for chargebacks and discounts totaling $1.3 million were recorded as reductions of accounts receivable while the remaining reserves balances totaling $1.0 million were recorded as accrued liabilities in the condensed consolidated balance sheets.

13.	Net Loss Per Share

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

	December 31,
	2018	2017	2016
Basic and diluted net loss per share (in thousands, except per share amounts):
Numerator:
Net loss	$(158,899)	$(95,154)	$(112,444)
Denominator for basic and diluted net loss per share:
Weighted-average common shares outstanding	62,362	52,613	38,506
Basic and diluted net loss per share	$(2.55)	$(1.81)	$(2.92)

Outstanding stock options and stock awards were excluded from the calculation of net loss per share allocable to common stockholders as the effect of their inclusion would have been anti-dilutive.

	December 31,
	2018	2017	2016
Outstanding securities not included in diluted net loss per share calculation (in thousands):
Stock options and stock awards	7,344	5,981	4,673

14.	Common Stock

Common Stock Outstanding

As of December 31, 2018, there were 62,862,478 shares of our common stock outstanding.

On November 3, 2017, we entered into an At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion, shares of our common stock having an aggregate offering price up to $150 million through Cowen as our sales agent. We pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. For the year ended December 31, 2017, we received net cash proceeds of $16.9 million resulting from sales of 840,774 shares of our common stock. As of December 31, 2018, we have $132.8 million remaining under the 2017 ATM Agreement. Subsequent to December 31, 2018 and through February 22, 2019, we sold 1,078,901 shares of common stock for net proceeds of $11.5 million under the 2017 ATM Agreement.

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

As of December 31, 2017, we received net cash proceeds of $88.2 million from sales of 15,997,202 shares of our common stock under a now terminated At Market Sales Agreement.

15.	Equity Plans and Stock-Based Compensation

Stock Plans

On May 31, 2018, our stockholders approved the 2018 Equity Incentive Plan (the “2018 EIP”). The 2018 EIP is intended to be the successor to the Dynavax Technologies Corporation 2011 Equity Incentive Plan (the “2011 EIP”). The aggregate number of shares of our common stock that may be issued under the 2018 EIP (subject to adjustment for certain changes in capitalization) is comprised of the sum of (i) 5,000,000 newly reserved shares of common stock, (ii) 140,250 unallocated shares of common stock remaining available for grant under the 2011 EIP as of May 31, 2018, and (iii) 7,477,619  shares subject to outstanding stock awards granted under the 2011 EIP and the Dynavax Technologies Corporation 2017 Inducement Award Plan that may become available from time to time as set forth in the 2018 EIP. The 2018 EIP provides for the issuance of up to 12,617,869 shares of our common stock to employees of the Company. The 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of December 31, 2018, options to purchase 5,750,404 shares of common stock remained outstanding under the 2018 EIP. As of December 31, 2018, there were 4,810,112 shares of common stock reserved for issuance under the 2018 EIP.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	3,555	$19.56
Options granted	2,503	16.30
Options exercised	(42)	11.80
Options cancelled:
Options forfeited (unvested)	(178)	14.29
Options expired (vested)	(88)	29.58
Balance at December 31, 2018	5,750	$18.20	5.47	$651
Vested and expected to vest at December 31, 2018	5,534	$18.28	5.44	$644
Exercisable at December 31, 2018	2,975	$19.90	4.87	$466

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.9 million and $0.2 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $8.1 million, $13.0 million and $12.1 million, respectively.

Our non-vested stock awards are comprised of restricted stock units granted with performance and time-based vesting criteria. A summary of the status of non-vested restricted stock units as of December 31, 2018, and activities during 2018 are summarized as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2017	2,443	$6.01
Granted	458	15.98
Vested	(1,219)	5.86
Forfeited	(88)	9.07
Non-vested as of December 31, 2018	1,594	$8.82

Stock-based compensation expense related to restricted stock units was approximately $8.4 million for the year ended December 31, 2018. The aggregate intrinsic value of the restricted stock units outstanding as of December 31, 2018, based on our stock price on that date, was $14.6 million.

The weighted average grant-date fair value of restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was, $15.98, $5.34 and $12.42, respectively. The total fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $19.4 million, $1.2 million and $1.0 million, respectively.

Stock-Based Compensation

Under our stock-based compensation plans, option awards generally vest over a three-year or four-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). The Company has also granted performance-based equity awards to certain of our employees. As of December 31, 2018, approximately 151,000 shares underlying stock options and approximately 12,500 restricted stock unit awards with performance-based vesting criteria were outstanding. Vesting criteria for 5,000 of the awards with performance-based vesting criteria were not probable as of December 31, 2018. We recognized stock-based compensation expense for awards with performance-based vesting criteria during the years ended December 31, 2018, 2017 and 2016 of $1.9 million, $0.3 million and $0.5 million, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Weighted-average fair value	$10.75	$8.27	$9.54	$8.30	$3.05	$7.86
Risk-free interest rate	2.5%	1.9%	1.4%	2.4%	1.0%	0.6%
Expected life (in years)	4.2	4.5	4.9	1.3	1.2	1.2
Expected Volatility	0.8	0.9	0.7	1.1	1.0	0.6

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

We recognized the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2018	2017	2016
Employees and directors stock-based compensation expense	$23,478	$14,917	$14,126

	Year Ended December 31,
	2018	2017	2016
Research and development	$9,604	$7,827	$6,742
Selling, general and administrative	11,761	7,090	7,384
Cost of sales - product	1,354	-	-
Inventory	759	-	-
Total	$23,478	$14,917	$14,126

In addition, the cash-settled portion of stock compensation expense was $0.6 million for the year ended December 31, 2016. No cash-settled portion of stock compensation expense was incurred during 2017 or 2018.

As of December 31, 2018, the total unrecognized compensation cost related to non-vested stock options and awards deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $26.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. Additionally, as of December 31, 2018, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $0.3 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the year ended December 31, 2018, employees have acquired 125,193 shares of our common stock under the Purchase Plan and 573,034 shares of our common stock remained available for future purchases under the Purchase Plan.

As of December 31, 2018, the total unrecognized compensation cost related to shares of our common stock under the Purchase Plan amounted to $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

16.	Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. The Company’s contribution to the 401(k) Plan was approximately $0.2 million for each of the years ended December 31, 2018, 2017 and 2016.

17.	Restructuring

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

18.	Income Taxes

Consolidated (loss) income before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$(160,032)	$(95,898)	$(114,484)
Non U.S.	1,133	744	2,040
Total	$(158,899)	$(95,154)	$(112,444)

No income tax expense was recorded for the years ended December 31, 2018, 2017 and 2016 due to our full valuation allowance position. The difference between the consolidated income tax benefit and the amount computed by applying the federal statutory income tax rate to the consolidated loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax benefit at federal statutory rate	$(33,366)	$(32,352)	$(38,183)
State tax	(5,591)	(4,482)	(334)
Business credits	(3,065)	(1,960)	(1,950)
Deferred compensation charges	(1,165)	3,823	3,016
Change in valuation allowance	43,134	(109,165)	36,751
Rate change	-	86,943	-
Net operating loss and tax credit limitation	-	56,962	-
Other	53	231	700
Total income tax expense	$-	$-	$-

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$178,730	$146,300
Research tax credit carry forwards	34,064	29,658
Accruals and reserves	10,137	6,551
Capitalized research costs	943	1,422
Other	1,147	731
Total deferred tax assets	225,021	184,662
Less valuation allowance	(224,746)	(184,388)
Net deferred tax assets	275	274
Deferred tax liabilities:
Fixed assets	(275)	(274)
Total deferred tax liabilities	(275)	(274)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $40.4 million during the year ended December 31, 2018 due to an increase in our deferred tax assets and decreased by $108.8 million during the year ended December 31, 2017 primarily as a result of the reduction in our deferred tax assets resulting from the decrease in the U.S. federal statutory tax rate.

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

Also on December 22, 2017, The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, companies need to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.

At December 31, 2018 we have completed our analysis of the Tax Act. The Act included a re-measurement of our net U.S. deferred tax assets reducing the U.S. federal corporate rate to 21%, which was offset by a valuation allowance. During 2018, this amount was finalized and no additional adjustment was required due to the change in corporate tax rate.

The one-time transition tax is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes. In 2017 we recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries. In 2018 the transition tax calculation was completed. The transition tax that we calculated resulted in an immaterial reduction income from the provisional amount recorded in 2017.

Also effective for 2018 is a new Global Intangible Low-Taxed Income inclusion (“GILTI”). The GILTI income inclusion did not have a material impact on our 2018 current loss or valuation allowance position. We elected to account for GILTI as a period cost in the year the income or tax is incurred.

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $771.8 million, which will begin to expire in the year 2019 and federal research and development tax credits of approximately $19.9 million, which expire in the years 2019 through 2038.

As of December 31, 2018, we had net operating loss carryforwards for California and other states for income tax purposes of approximately $229.0 million, which expire in the years 2019 through 2038, and California state research and development tax credits of approximately $19.1 million, which do not expire.

As of December 31, 2018, we had net operating loss carryforwards for foreign income tax purposes of approximately $11.9 million, which do not expire.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits was $1.2 million as of each of the years ended December 31, 2018 and 2017. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at December 31, 2017	$(1,229)
Tax positions related to the current year
Additions	-
Reductions	-
Tax positions related to the prior year
Additions	-
Reductions	-
Balance at December 31, 2018	$(1,229)

Our policy is to account for interest and penalties as income tax expense. As of December 31, 2018, there was no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event there is a change in ownership, as defined, the annual utilization of such carryforwards could be limited. Based on an analysis under Section 382 of the Internal Revenue Code, completed through December 31, 2018, we experienced ownership changes in 2008, 2009 and 2012 which limit the future use of its pre-change federal net operating loss carryforwards and federal research and development tax credits. We excluded these federal net operating loss carryforwards and federal research and development tax credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2018. A limitation calculation has not been performed with respect to the California net operating loss carryforwards and research and development tax credits and we believe that our ability to use these California net operating loss carryforwards and research and development tax credits in the future may be limited.

We are subject to income tax examinations for U.S. federal and state income taxes from 1999 forward. We are subject to tax examination in Germany from 2017 forward and in India from 2018 forward.

19.	Selected Quarterly Financial Data (Unaudited; in thousands, except per share amounts)

	Year Ended December 31, 2018
	Q1	Q2	Q3	Q4
Total revenues	$165	$1,254	$1,461	$5,318
Net loss	$(38,958)	$(39,444)	$(40,528)	$(39,969)
Basic and diluted net loss per share	$(0.63)	$(0.63)	$(0.65)	$(0.64)
Shares used to compute basic and diluted net loss per share	61,744	62,346	62,650	62,694

	Year Ended December 31, 2017
	Q1	Q2	Q3	Q4
Total revenues	$148	$105	$53	$21
Net loss	$(25,287)	$(20,318)	$(22,128)	$(27,421)
Basic and diluted net loss per share	$(0.60)	$(0.41)	$(0.38)	$(0.45)
Shares used to compute basic and diluted net loss per share	41,830	49,700	57,650	61,007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynavax Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes of the Company and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

February 27, 2019

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

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Elections of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

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

Information required by this Item is incorporated by reference to the sections entitled “Certain Transactions With” and “Independence of the Board of Directors” in the Proxy Statement.

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

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.9	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
10.01†	Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB	10.30	10-Q	November 3, 2006	000-50577
10.02	License Agreement, dated June 26, 2007, between Coley Pharmaceuticals Group, Inc. and the Company	10.2	10-Q	November 3, 2017	001-34207
10.03†	Amendment No. 2 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated February 3, 2009	10.40	10-Q	April 30, 2009	001-34207
10.04	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.05	Amendment No. 3 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between the Company and AstraZeneca AB, dated September 30, 2010	10.54	8-K	October 4, 2010	001-34207
10.6	Lease, dated January 7, 2004, between the Company and 2929 Seventh Street, LLC	10.17	S-1/A	January 16, 2004	333-109965
10.7	First Amendment to Lease, dated as of May 21, 2004, between the Company and 2929 Seventh Street, LLC	10.55	8-K	October 13, 2010	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.8	Second Amendment to Lease, dated as of October 12, 2010, between the Company and 2929 Seventh Street, LLC	10.56	8-K	October 13, 2010	001-34207
10.9+	Amended and Restated 2011 Equity Incentive Plan	99.1	S-8	June 1, 2016	333-211747
10.10+	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan	99.2	S-8	January 6, 2011	333-171552
10.11+	Form of Stock Option Grant Notice and Option Agreement under the 2011 Equity Incentive Plan	99.3	S-8	January 6, 2011	333-171552
10.12	Third Amendment to Lease, dated as of April 1, 2011, between the Company and 2929 Seventh Street, LLC	10.65	10-Q	August 3, 2011	001-34207
10.13†	Amendment No. 4 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated September 23, 2011	10.67	10-K	March 12, 2012	001-34207
10.14	Fourth Amendment to Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.72	10-K	March 8, 2013	001-34207
10.15	Lease, dated as of December 14, 2012, between the Company and 2929 Seventh Street, LLC	10.73	10-K	March 8, 2013	001-34207
10.16+	Employment Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.78	8-K	May 3, 2013	001-34207
10.17+	Management Continuity and Severance Agreement, dated as of April 3, 2013, by and between Eddie Gray and the Company	10.79	8-K	May 3, 2013	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.18†	Amendment No. 5 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, dated January 7, 2014	10.88	10-K	March 10, 2014	001-34207
10.19+	Employment Agreement, dated March 6, 2013, by and between David Novack and the Company	10.84	10-K	March 10, 2014	001-34207
10.20+	Employment Agreement, dated July 12, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.21+	Employment Agreement, dated February 4, 2014, by and between David L. Johnson and the Company	10.86	10-K	March 10, 2014	001-34207
10.22+	Amended and Restated 2014 Employee Stock Purchase Plan	99.4	S-8	June 1, 2016	333-211747
10.23†	Amendment No. 6 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, effective as of December 8, 2014	10.36	10-K	March 5, 2015	001-34207
10.24	Amendment No. 7 to the Research Collaboration and License Agreement, dated September 1, 2006, by and between AstraZeneca AB and the Company, effective as of January 13, 2016	10.29	10-K	March 8, 2016	001-34207
10.25+	Form of Amended and Restated Management Continuity and Severance Agreement between the Company and certain of its executive officers	10.1	8-K	April 19, 2016	001-34207
10.26	Fifth Amendment to Lease, dated as of May 15, 2017, between the Company and 2929 Seventh Street, LLC	10.2	10-Q	August 7, 2017	001-34207
10.27	Sales Agreement, dated November 3, 2017, between the Company and Cowen and Company, LLC	10.1	10-Q	November 3, 2017	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.28†	2017 Inducement Award Plan	10.1	8-K	November 30, 2017	001-34207
10.29†	Master Services Agreement, dated January 11, 2016, between the Company and inVentiv Commercial Services, LLC	10.30	10-K	March 8, 2018	001-34207
10.30†	Project Agreement, dated October 31, 2017 between the Company and inVentiv Commercial Services, LLC	10.31	10-K	March 8, 2018	001-34207
10.31†	First Amendment to Project Agreement, dated October 31, 2017 between Company and inVentiv Commercial Services, LLC	10.32	10-K	March 8, 2018	001-34207
10.32†	Commercial Manufacturing and Supply Agreement, dated November 22, 2013, between Company and Baxter Pharmaceutical Solutions LLC	10.33	10-K	March 8, 2018	001-34207
10.33†	Supply Agreement, dated November 2, 2016, between Company and Becton, Dickinson and Company	10.34	10-K	March 8, 2018	001-34207
10.34†	Supply Agreement, dated October 1, 2012, between Company and Nitto Denko Avecia, Inc.	10.35	10-K	March 8, 2018	001-34207
10.35†	Supply Agreement, dated July 27, 2016, between Company and West Pharmaceutical Services, Inc.	10.36	10-K	March 8, 2018	001-34207
10.36	Amended and Restated 2004 Non-Employee Director Option Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, as amended.	10.1	10-Q	May 9, 2018	001-34207
10.38	Sublicense Agreement, effective as of February 16, 2018, by and between the Company and Merck, Sharpe & Dohme Corp.	10.2	10-Q	May 9, 2018	001-34207
10.39	Term Loan Agreement, dated as of February 20, 2018 among the Company, certain Lenders party hereto and CRG Servicing LLC, as agent for the Lenders	10.3	10-Q	May 9, 2018	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.40†	2018 Equity Incentive Plan	10.1	8-K	June 1, 2018	001-34207
10.41†	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207
10.42†	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207
10.43	Office/Laboratory Lease, dated September 17, 2018, between the Company and Emery Station West, LLC	10.1	10-Q	November 6, 2018	001-34207
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract, compensatory plan or arrangement.
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

Dynavax Technologies Corporation
By:	/s/ EDDIE GRAY
Eddie Gray Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2019

By:	/s/ MICHAEL OSTRACH
Michael Ostrach Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2019

By:	/s/ DAVID JOHNSON
David Johnson Vice President, Chief Accounting Officer (Principal Accounting Officer)

Date: February 27, 2019

Signature	Title	Date
/s/ EDDIE GRAY	Chief Executive Officer	February 27, 2019
Eddie Gray	(Principal Executive Officer)
/s/ MICHAEL OSTRACH	Chief Financial Officer	February 27, 2019
Michael Ostrach	(Principal Financial Officer)
/s/ DAVID JOHNSON	Vice President, Chief Accounting Officer	February 27, 2019
David Johnson	(Principal Accounting Officer)
/s/ ARNOLD L. ORONSKY, PH.D.	Chairman of the Board	February 27, 2019
Arnold L. Oronsky, Ph.D.
/s/ LAURA BREGE	Director	February 27, 2019
Laura Brege
/s/ FRANCIS R. CANO, PH.D.	Director	February 27, 2019
Francis R. Cano, Ph.D.
/s/ DENNIS A. CARSON, M.D.	Director	February 27, 2019
Dennis A. Carson, M.D.
Director
Daniel L. Kisner, M.D.
/s/ PEGGY V. PHILLIPS	Director	February 27, 2019
Peggy V. Phillips
/s/ NATALE S. RICCIARDI	Director	February 27, 2019
Natale S. Ricciardi