Form 10-Q
period 2019-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2019-05-09
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission file number: 001-34207

Dynavax Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0728374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2929 Seventh Street, Suite 100

Berkeley, CA 94710-2753

(510) 848-5100

(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.001 par value	DVAX	The Nasdaq Stock Market LLC

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

As of May 3, 2019, the registrant had outstanding 65,066,944 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B® and our anticipated level of sales of HEPLISAV-B, our ability to successfully develop and timely obtain regulatory approval of SD-101, DV281 and our other early stage compounds, our business, collaboration and regulatory strategy, our intellectual property position, our product development efforts, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$112,133	$49,348
Marketable securities available-for-sale	71,083	96,188
Accounts and other receivables, net	5,791	3,704
Inventories, net	27,569	19,022
Prepaid expenses and other current assets	5,948	6,102
Total current assets	222,524	174,364
Property and equipment, net	25,305	17,064
Intangible assets, net	9,445	11,717
Operating lease right-of-use assets	33,505	-
Goodwill	2,102	2,144
Restricted cash	615	619
Other assets	3,104	4,976
Total assets	$296,600	$210,884
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,868	$5,278
Accrued research and development	9,630	9,714
Accrued liabilities	12,384	16,041
Other current liabilities	8,369	7,000
Total current liabilities	42,251	38,033
Long-term debt, net	175,673	100,871
Long-term portion of lease liabilities	35,076	-
Other long-term liabilities	441	8,915
Total liabilities	253,441	147,819
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock: $0.001 par value; 139,000 shares authorized at March 31, 2019 and December 31, 2018; 65,020 and 62,862 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	65	63
Additional paid-in capital	1,151,421	1,131,241
Accumulated other comprehensive loss	(2,431)	(2,015)
Accumulated deficit	(1,105,896)	(1,066,224)
Total stockholders’ equity	43,159	63,065
Total liabilities and stockholders’ equity	$296,600	$210,884

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product revenue, net	$5,627	$165
Collaboration revenue	146	-
Total revenues	5,773	165
Operating expenses:
Cost of sales - product	1,800	205
Cost of sales - amortization of intangible assets	2,273	2,417
Research and development	21,206	18,966
Selling, general and administrative	18,348	16,891
Total operating expenses	43,627	38,479
Loss from operations	(37,854)	(38,314)
Other income (expense):
Interest income	735	740
Interest expense	(2,734)	(1,161)
Other income (expense), net	181	(223)
Net loss	$(39,672)	$(38,958)
Basic and diluted net loss per share	$(0.62)	$(0.63)
Weighted average shares used to compute basic and diluted net loss per share	63,778	61,744

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(39,672)	$(38,958)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on marketable securities available-for-sale	67	(22)
Foreign currency translation adjustments	(483)	690
Total other comprehensive (loss) income	(416)	668
Total comprehensive loss	$(40,088)	$(38,290)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2017	61,533	$62	$1,107,693	$(881)	$(907,325)	$199,549
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	663	-	(426)	-	-	(426)
Issuance of common stock under Employee Stock Purchase Plan	58	-	255	-	-	255
Stock compensation expense	-	-	4,799	-	-	4,799
Total other comprehensive income	-	-	-	668	-	668
Net loss	-	-	-	-	(38,958)	(38,958)
Balances at March 31, 2018	62,254	$62	$1,112,321	$(213)	$(946,283)	$165,887

Balances at December 31, 2018	62,862	$63	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	740	-	(18)	-	-	(18)
Issuance of common stock under Employee Stock Purchase Plan	75	-	407	-	-	407
Issuance of common stock, net of issuance costs	1,343	2	13,621	-	-	13,623
Stock compensation expense	-	-	6,170	-	-	6,170
Total other comprehensive loss	-	-	-	(416)	-	(416)
Net loss	-	-	-	-	(39,672)	(39,672)
Balances at March 31, 2019	65,020	$65	$1,151,421	$(2,431)	$(1,105,896)	$43,159

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(39,672)	$(38,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,702	823
Amortization of right-of-use assets	1,302	-
Accretion of discounts on marketable securities	(323)	(176)
Stock compensation expense	6,170	4,799
Cost of sales - amortization of intangible assets	2,273	2,417
Non-cash interest expense	814	348
Changes in operating assets and liabilities:
Accounts and other receivables	(2,087)	91
Inventories, net	(8,547)	(238)
Prepaid expenses and other current assets	154	394
Other assets	1,872	3
Accounts payable	4,424	349
Lease liabilities	(106)	-
Accrued liabilities and other liabilities	(7,878)	276
Net cash used in operating activities	(39,902)	(29,872)
Investing activities
Acquisition of technology licenses	(7,000)	(9,500)
Purchases of marketable securities	(29,205)	(141,103)
Proceeds from maturities of marketable securities	54,700	91,815
Purchases of property and equipment, net	(3,882)	(897)
Net cash provided by (used in) investing activities	14,613	(59,685)
Financing activities
Proceeds from long-term debt, net	74,250	99,000
Proceeds from issuance of common stock, net	13,623	-
Tax withholding from exercise of stock options and restricted stock awards, net	(18)	(426)
Proceeds from Employee Stock Purchase Plan	407	255
Net cash provided by financing activities	88,262	98,829
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(192)	217
Net increase in cash, cash equivalents and restricted cash	62,781	9,489
Cash, cash equivalents and restricted cash at beginning of period	49,967	27,213
Cash, cash equivalents and restricted cash at end of period	$112,748	$36,702
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,940	$813
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$851	$37
Non-cash acquisition of technology license	$-	$12,773
Right-of-use assets obtained in exchange for operating lease liabilities	$34,807	$-

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. Our first commercial product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted), is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018. Our development efforts are primarily focused on stimulating the innate immune response to treat cancer in combination with other immunomodulatory agents. Our lead investigational immuno-oncology product candidates are SD-101, currently being evaluated in Phase 2 clinical studies, and DV281, in a Phase 1b safety study. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).

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

Liquidity and Financial Condition

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $183.2 million. On March 29, 2019, we borrowed the remaining $75.0 million under our term loan agreement with CRG Servicing LLC.  The principal amount of $177.3 million, which includes paid-in-kind interest, borrowed under the loan agreement has a maturity date of December 31, 2023, unless earlier prepaid.

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

Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Codification (“ASC”) 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the three months ended March 31, 2019 and 2018.

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

Leases

On January 1, 2019, we adopted ASC 842, Leases, using the modified retrospective approach. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Leases. We elected the package of practical expedients which, among other things, allowed us to carry forward the historical lease classification of leases in place as of January 1, 2019. As a result of adopting ASC 842, we recognized right-of-use asset and lease liabilities for operating leases of $34.8 million and $37.1 million, respectively on January 1, 2019. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

We determine if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities and long-term portion of lease liabilities in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

The operating lease right-of-use assets also include any lease payments made and exclude any lease incentives. Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to apply the recognition requirements of ASC 842 for short-term leases.

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three months ended March 31, 2019 and 2018, there was no inventory reserve recognized.

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

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time we began to capitalize inventory costs associated with HEPLISAV-B. In March 2018, we received regulatory approval of the pre-filled syringe (“PFS”) presentation of HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. Prior to regulatory approval of PFS, costs associated with resuming operating activities at the Düsseldorf manufacturing facility were also included in research and development expense. Subsequent to regulatory approval of PFS, costs associated with resuming manufacturing activities at the Düsseldorf facility were included in cost of sales – product, until commercial production resumed in mid-2018 at which time these costs were recorded as raw materials inventory.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities through March 31, 2019.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

Accounting Standards Update 2017-04

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment by eliminating a previous requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The adoption is not expected to have a material impact on our condensed consolidated financial statements.

Accounting Standards Update 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), that eliminates, adds and modifies certain disclosure requirements of fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.

Accounting Standards Update 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other –Internal-Use Software (Subtopic 350-40). This ASU requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as incurred.  The ASU is effective for annual periods beginning after December 15, 2019 with early adoption permitted. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.

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

As of March 31, 2019, we measured the fair value of our $7.0 million payment to Merck Sharpe & Dohme Corp., which is due in the first quarter of 2020, based on Level 3 inputs due to the use of unobservable inputs that cannot be corroborated by observable market data. We estimated the fair value of the liability using a discounted cash flow technique using the effective interest rate on our term loan. The liability had a fair value of $6.5 million as of March 31, 2019.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2019
Money market funds	$102,616	$-	$-	$102,616
U.S. treasuries	-	6,999	-	6,999
U.S. government agency securities	-	26,077	-	26,077
Corporate debt securities	-	46,006	-	46,006
Total	$102,616	$79,082	$-	$181,698

	Level 1	Level 2	Level 3	Total
December 31, 2018
Money market funds	$44,002	$-	$-	$44,002
U.S. treasuries	-	14,724	-	14,724
U.S. government agency securities	-	42,372	-	42,372
Corporate debt securities	-	41,291	-	41,291
Total	$44,002	$98,387	$-	$142,389

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$112,133	$49,348	$36,067	$26,584
Restricted cash	615	619	635	629
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$112,748	$49,967	$36,702	$27,213

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases in Berkeley, California and Düsseldorf, Germany. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2019
Cash and cash equivalents:
Cash	$1,518	$-	$-	$1,518
Money market funds	102,616	-	-	102,616
U.S. treasuries	5,000	-	-	5,000
Corporate debt securities	2,999	-	-	2,999
Total cash and cash equivalents	112,133	-	-	112,133
Marketable securities available-for-sale:
U.S. treasuries	1,999	-	-	1,999
U.S. government agency securities	26,085	-	(8)	26,077
Corporate debt securities	42,999	10	(2)	43,007
Total marketable securities available-for-sale	71,083	10	(10)	71,083
Total cash, cash equivalents and marketable securities	$183,216	$10	$(10)	$183,216
December 31, 2018
Cash and cash equivalents:
Cash	$3,147	$-	$-	$3,147
Money market funds	44,002	-	-	44,002
Corporate debt securities	2,199	-	-	2,199
Total cash and cash equivalents	49,348	-	-	49,348
Marketable securities available-for-sale:
U.S. treasuries	14,732	-	(8)	14,724
U.S. government agency securities	42,416	-	(44)	42,372
Corporate debt securities	39,108	-	(16)	39,092
Total marketable securities available-for-sale	96,256	-	(68)	96,188
Total cash, cash equivalents and marketable securities	$145,604	$-	$(68)	$145,536

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2019
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$71,083	$71,083
Mature after one year through two years	-	-
	$71,083	$71,083

There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2019 and 2018.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	whether the investment has been in a continuous realized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investment to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;
•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$15,919	$12,111
Work-in-process	11,352	6,562
Finished goods	298	349
Total	$27,569	$19,022

5. Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	March 31, 2019	December 31, 2018
Intangible assets	$19,773	$19,773
Less accumulated amortization	(10,328)	(8,056)
Total	$9,445	$11,717

We recorded $2.3 million and $2.4 million as cost of sales - amortization of intangible assets for the three months ended March 31, 2019 and 2018, respectively. See Note 7.

6. Commitments and Contingencies

Leases

As described in Note 1, we adopted ASC 842 as of January 1, 2019. We evaluated our contracts and have determined that, effective upon the adoption of ASC 842, our operating leases included laboratory, equipment and office/manufacturing facility leases.

We lease our facilities in Berkeley, California (“Berkeley Lease”), Emeryville, California and Düsseldorf, Germany.

On September 17, 2018, we entered into an Office/Laboratory Lease (“Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Premises”). Under the terms of the Lease, we will lease 75,662 square feet in the Premises (“Rented Area”) at the rate of $4.75 (“Base Rate”) multiplied by the Rented Area, paid on a monthly basis, starting on the earlier of our commencement of our business operations at the Premises or April 1, 2019 (“Commencement Date”). The Base Rate is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of the Lease. In connection with the Lease, we are entitled to a tenant improvement allowance of up to $8.3 million. The Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our March 31, 2019 condensed consolidated balance sheets primarily relate to this Lease.

In connection with our execution of the Lease, on September 17, 2018, we entered into a Lease Termination Agreement to terminate the Berkeley Lease effective as of the date we vacate the Berkeley premises.  The rent payable for the Berkeley Lease is subject to a “hold-over” increase should we not vacate prior to July 31, 2019.

Our lease expense comprises of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating lease expense	$1,738	$696

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $0.7 million and was included in operating cash flows in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	March 31, 2019	December 31, 2018
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$1,884	$-
Long-term portion of lease liabilities	35,076	-
Total operating lease liabilities	$36,960	$-

At March 31, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Years ending December 31,
2019 (remaining)	$4,240
2020	5,353
2021	5,248
2022	5,290
2023	4,988
Thereafter	39,537
Total lease payments	64,656
Less:
Present value adjustment	(27,696)
Total operating lease liabilities	$36,960

As of March 31, 2019, the weighted average remaining lease term is 11.1 years and the weighted average discount rate used to determine the operating lease liability was 10.1%.

Commitments

In February 2018, we entered into a $175.0 million term loan agreement. Borrowings under the term loan agreement in the amount of $177.3 million, which includes paid-in-kind interest, are payable at maturity on December 31, 2023, unless earlier prepaid. See Note 8.

In February 2018, we entered into a sublicense agreement with Merck Sharpe & Dohme Corp (“Merck”). Under the agreement, we are required to make a payment of $7.0 million in the first quarter of 2020. See Note 7.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B and SD-101. As of March 31, 2019, our non-cancelable purchase commitments totaled $11.9 million.

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

Contingencies

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of March 31, 2019.

7. Collaborative Research, Development and License Agreements

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed-upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the three months ended March 31, 2019, we recognized collaboration revenue of $0.1 million. No collaborative revenue was recognized for the comparative prior period.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first and second installment of $7.0 million each was paid in February 2018 and February 2019, respectively and the remaining payment of $7.0 million is due in the first quarter of 2020. The payment in 2020 is classified on the condensed consolidated balance sheets as other current liabilities. At March 31, 2019 and December 31, 2018, the intangible asset, net balance was $9.4 million and $11.7 million, respectively. See Note 5. The Sublicense Agreement continues to be in effect through April 2020, at which time the license becomes perpetual, irrevocable, fully paid-up and royalty free.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We initially borrowed $100.0 million (the “Initial Term Loan”) under the Loan Agreement at closing and the remaining $75.0 million (the “Second Tranche Term Loan”) in March 2019 (collectively, “Term Loans”). Net proceeds from the Initial Term Loan and Second Tranche Term Loan were $99.0 million and $74.3 million, respectively. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At March 31, 2019, the effective interest rate was 10.2%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through March 31, 2019, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $177.3 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

The obligations under the Loan Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Company and any future subsidiary guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by the Company and such future subsidiary guarantors (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, to 65% of the capital stock of such subsidiaries, subject to certain exceptions). The obligations under the Loan Agreement will be guaranteed by each of the Company’s future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions). The Loan Agreement contains customary covenants and requires us to comply with a $15.0 million daily minimum combined cash and investment balance covenant and an annual revenue requirement starting on January 1, 2019 for sales of HEPLISAV-B.

The Term Loans may be prepaid by us at any time. If the Term Loans are prepaid prior to the second anniversary of the initial borrowing date, we are subject to a repayment premium of up to 7.0% of the principal amount prepaid, depending on the date of prepayment.

We recorded $2.6 million and $1.1 million of interest expense related to the Term Loans during the three months ended March 31, 2019 and 2018, respectively.

9. Revenue Recognition

All of our product revenue consisted of sales of HEPLISAV-B in the U.S. For the three months ended March 31, 2019 and 2018, our three largest Customers represented approximately 66% and 86% of our product revenue, respectively. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2019 (in thousands):

	Chargebacks, distribution fees, discounts and other fees	Returns	Total
Balance at December 31, 2018	$1,736	$569	$2,305
Provision related to current period sales	3,080	458	3,538
Credit or payments made during the period	(1,658)	(86)	(1,744)
Balance at March 31, 2019	$3,158	$941	$4,099

Reserves for chargebacks and discounts totaling $2.3 million were recorded as reductions of accounts receivable at March 31, 2019. The remaining reserves balances totaling $1.8 million were recorded as accrued liabilities at March 31, 2019.

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

Stock options and stock awards totaling approximately 8,946,000 and 8,394,000 shares of common stock as of March 31, 2019 and 2018, respectively, were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2019 and 2018, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three months ended March 31, 2019 and 2018, basic and diluted net loss per share are the same.

11. Common Stock

Common Stock Outstanding

As of March 31, 2019, there were 65,020,320 shares of our common stock outstanding.

On November 3, 2017, we entered into an At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion, shares of our common stock having an aggregate offering price up to $150 million through Cowen as our sales agent. We pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. For the three months ended March 31, 2019, we received net cash proceeds of $13.6 million resulting from sales of 1,343,337 shares of our common stock. As of March 31, 2019, we have $118.9 million remaining under the 2017 ATM Agreement. Subsequent to March 31, 2019 and through May 3, 2019, we sold 43,569 shares of common stock for net proceeds of $0.3 million under the 2017 ATM Agreement.

12. Equity Plans and Stock-Based Compensation

Our 2018 Equity Incentive Plan (the “2018 EIP”) is intended to be the successor to and continuation of the Dynavax Technologies Corporation 2011 Equity Incentive Plan (the “2011 EIP”). The aggregate number of shares of our common stock that may be issued under the 2018 EIP (subject to adjustment for certain changes in capitalization) is comprised of the sum of (i) 5,000,000 newly reserved shares of common stock, (ii) 140,250 unallocated shares of common stock remaining available for grant under the 2011 EIP as of May 31, 2018, and (iii) 7,477,619  shares subject to outstanding stock awards granted under the 2011 EIP and the Dynavax Technologies Corporation 2017 Inducement Award Plan that may become available from time to time as set forth in the 2018 EIP. The 2018 EIP provides for the issuance of up to 12,617,869 shares of our common stock to our employees and directors.

Option activity under our stock-based compensation plans during the three months ended March 31, 2019 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	5,750	$18.20
Options granted	1,121	10.32
Options exercised	(7)	5.53
Options cancelled:
Options forfeited (unvested)	(73)	15.61
Options expired (vested)	(19)	23.23
Balance at March 31, 2019	6,772	$16.92	5.50	$230
Vested and expected to vest at March 31, 2019	6,500	$17.08	5.46	$229
Exercisable at March 31, 2019	3,673	$19.30	4.83	$186

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2019 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2018	1,594	$8.82
Granted	1,355	10.47
Vested	(738)	6.89
Forfeited	(37)	13.10
Non-vested as of March 31, 2019	2,174	$10.43

The aggregate intrinsic value of the restricted stock units outstanding as of March 31, 2019, based on our stock price on that date was $15.9 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of March 31, 2019, approximately 151,000 shares underlying stock options and approximately 176,000 restricted stock unit awards with performance-based vesting criteria were outstanding. We recognized stock-based compensation expense for awards with performance-based vesting criteria of $0.2 million for each of the three months ended March 31, 2019 and 2018.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Weighted-average fair value per share	$6.85	$10.84	$5.19	$10.39
Risk-free interest rate	2.5%	2.6%	2.5%	2.1%
Expected life (in years)	4.5	4.5	1.2	1.3
Volatility	0.9	0.8	0.8	1.1

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. The components of stock-based compensation expense were (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$2,180	$2,187
Selling, general and administrative	3,080	2,589
Cost of sales - product	572	23
Inventory	338	-
Total	$6,170	$4,799

As of March 31, 2019, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $38.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2 years. Additionally, as of March 31, 2019, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $1.6 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the three months ended March 31, 2019, employees have acquired 74,562 shares of our common stock under the Purchase Plan and 498,472 shares of our common stock remained available for future purchases under the Purchase Plan.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our condensed consolidated financial statements, including those related to leases. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to the condensed consolidated financial statements, we believe the following accounting policy reflects the new and the more critical and significant judgments and estimates used in the preparation of our condensed consolidated financial statements, that has been adopted since our latest Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

On January 1, 2019, we adopted ASC 842, Leases, using the modified retrospective approach. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Leases. We elected the package of practical expedients which, among other things, allowed us to carry forward the historical lease classification of leases in place as of January 1, 2019. As a result of adopting ASC 842, we recognized right-of-use asset and lease liabilities for operating leases of $34.8 million and $37.1 million, respectively on January 1, 2019. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

We determine if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities and long-term portion of lease liabilities in our condensed consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

The operating lease right-of-use assets also include any lease payments made and exclude any lease incentives. Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to apply the recognition requirements of ASC 842 for short-term leases.

Results of Operations

Revenues

Revenues consisted of amounts earned from product revenue and collaborations. The following is a summary of our revenues (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2018 to 2019
Revenues:	2019	2018	$	%
Product revenue, net	$5,627	$165	$5,462	3310%
Collaboration revenue	146	-	146	NM
Total revenues	$5,773	$165	$5,608	3399%

NM=Not Meaningful

Product revenue, net, reflects sales of HEPLISAV-B of $5.6 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. We commenced commercial shipments of HEPLISAV-B in January 2018 and deployed our field sales force in February 2018. Sales efforts continue to focus on advancing HEPLISAV-B through the complex and protracted approval and procurement processes in large institutional accounts across the country. We expect quarterly sales will increase during 2019 as additional healthcare providers complete their reviews and the operational activities required to switch to HEPLISAV-B and existing customers place repeat orders.

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

Cost of Sales – Product

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2018 to 2019
	2019	2018	$	%
Cost of sales - product	$1,800	$205	$1,595	778%

Cost of sales - product of $1.8 million for the three months ended March 31, 2019 includes certain fill, finish and overhead costs for pre-filled syringes (“PFS”) of HEPLISAV-B. Our HEPLISAV-B PFS inventory includes components whose manufacturing costs were previously expensed to research and development prior to its FDA approval in March 2018. We expect to use this HEPLISAV-B PFS inventory over approximately the next nine months. Afterwards, we expect our cost of sales of HEPLISAV-B PFS to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing the product.

Cost of sales – product of $0.2 million for the three months ended March 31, 2018 includes certain finish and overhead costs for HEPLISAV-B vials incurred after FDA approval in November 2017. Prior to FDA approval of HEPLISAV-B vials, costs to manufacture HEPLISAV-B were expensed to research and development as there was no alternative future use.

At March 31, 2019 and December 31, 2018, inventories, net were $27.6 million and $19.0 million, respectively.

Cost of Sales - Amortization of Intangible Assets

Cost of sales - amortization of intangible assets of $2.3 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively, consists of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fees to Coley Pharmaceutical Group, Inc. (“Coley”), Merck, Sharpe & Dohme Corp. (“Merck”) and GlaxoSmithKline Biologicals SA (“GSK”), upon or after FDA approval of HEPLISAV-B in November 2017. At March 31, 2019, the intangible assets related to Coley and GSK have been fully-amortized and the intangible asset related to Merck of $9.4 million has an estimated remaining useful life through the patent expiration date in April 2020.

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

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2018 to 2019
Research and Development:	2019	2018	$	%
Compensation and related personnel costs	$7,904	$8,599	$(695)	(8)%
Outside services	8,731	5,666	3,065	54%
Facility costs	2,391	2,513	(122)	(5)%
Non-cash stock-based compensation	2,180	2,188	(8)	NM
Total research and development	$21,206	$18,966	$2,240	12%

NM=Not Meaningful

Compensation and related personnel costs includes costs of developing and manufacturing HEPLISAV-B prior to FDA approval in late March 2018. After the approval of PFS of HEPLISAV-B, costs incurred at our Düsseldorf facility to resume operating activities were charged to cost of sales – product, while costs incurred to manufacture HEPLISAV-B for commercial sale were accounted for as inventory. The quarter ended March 31, 2019 includes an overall increase in headcount and costs for outside services to support the ongoing development of SD-101 and earlier stage immuno-oncology programs.

Spending on immuno-oncology clinical trials is currently focused on completing current trials and we do not anticipate beginning additional trials without financial support from a collaborator.

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

The following is a summary of our selling, general and administrative expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2018 to 2019
Selling, General and Administrative:	2019	2018	$	%
Compensation and related personnel costs	$5,114	$3,548	$1,566	44%
Outside services	8,568	9,048	(480)	(5)%
Legal costs	526	1,211	(685)	(57)%
Facility costs	1,060	496	564	114%
Non-cash stock-based compensation	3,080	2,588	492	19%
Total selling, general and administrative	$18,348	$16,891	$1,457	9%

Compensation and related personnel costs and non-cash stock-based compensation increased due to an increase in employee headcount to support HEPLISAV-B commercial activities. Legal costs decreased primarily due to outside counsel costs incurred in connection with the loan financing in the first quarter of 2018. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, increased due to lease expense related to our new corporate headquarters.

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

The following is a summary of our interest income, interest expense and other income (expense), net (in thousands, except for percentages):

Increase
Three Months Ended	(Decrease) from
March 31,	2018 to 2019
2019	2018	$	%
Interest income	$735	$740	$(5)	(1)%
Interest expense	$(2,734)	$(1,161)	$1,573	135%
Other income (expense), net	$181	$(223)	$404	181%

Interest expense increased due to timing of the $100.0 million term loan that we borrowed on February 20, 2018 under a term loan agreement with CRG Servicing LLC (“Loan Agreement”). The change in other income (expense), net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2019, we had $183.2 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months.

At March 31, 2019, $118.9 million of common stock remained available for sale under our At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”).

During the three months ended March 31, 2019, we used $39.9 million of cash for our operations primarily due to our net loss of $39.7 million, of which $11.9 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, amortization of right-of-use assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2018, we used $29.9 million of cash for our operations primarily due to our net loss of $39.0 million, of which $8.2 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. Cash used in our operations during the first three months of 2019 increased by $10.0 million. During the first quarter of 2019, we invested approximately $4.6 million in HEPLISAV-B inventory. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2019, net cash provided by investing activities was $14.6 million compared to $59.7 million in net cash used in investing activities for the three months ended March 31, 2018. Cash provided by investing activities during the first three months of 2019 included $25.5 million of net proceeds from maturities of marketable securities, compared to $49.3 million of net purchases of marketable securities during the first three months of 2018. During the first three months of 2019, we paid $7.0 million of sublicense payment to Merck, compared to $9.5 million of milestone and sublicense payments to Coley and Merck during the first three months of 2018. Cash used in net purchases of property plant and equipment increased by $3.0 million during the first three months of 2019 compared to the same period in 2018. The increase is, primarily, due to the installation of facility improvements at our new corporate headquarters.

During the three months ended March 31, 2019 and 2018, net cash provided by financing activities was $88.3 million and $98.8 million, respectively. Cash provided by financing activities in the first three months of 2019 included net proceeds of $74.3 million from the second tranche of the Loan Agreement and net proceeds of $13.6 million from the issuance of common stock under our 2017 ATM Agreement. Cash provided by financing activities in the first three months of 2018 included net proceeds of $99.0 million from the Loan Agreement.

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

Contractual Obligations

On March 29, 2019, we borrowed the remaining $75.0 million (the “Second Tranche Term Loan”) from the $175.0 million term loan agreement with CRG Servicing LLC.  We initially borrowed $100.0 million (the “Initial Term Loan”) at closing on February 20, 2018. The principal amounts of Initial Term Loan and Second Tranche Term Loan totaling $177.3 million, which includes paid-in-kind interest, have a maturity date of December 31, 2023, unless earlier prepaid.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B and SD-101. As of March 31, 2019, our non-cancelable purchase commitments totaled $11.9 million.

There were no other material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the Securities and Exchange Commission and, accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations.  We are not currently aware of any material legal proceedings involving the Company.

ITEM 1A.	RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, timing of development activities, commercialize approved products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission on February 27, 2019.

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been launched in the United States and there is significant competition in the marketplace. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of HEPLISAV-B will require significant resources and time and, while Dynavax personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is the company’s first marketed product, the potential uptake of the product in distribution and the timing for growth in sales, if any, is unpredictable and we may not be successful in commercializing HEPLISAV-B. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may not complete or maintain all of these important contracts on favorable terms or that in a potentially evolving reimbursement environment our efforts can overcome established competition at favorable pricing.

We  converted our contracted field sales team into full-time Dynavax employees in the second quarter of 2019. The conversion of the field sales team to employees will require additional internal resources, both in the conversion process and for ongoing administrative and logistical support. We have not previously employed an in-house field sales team, and thus have limited experience in overseeing and managing an employed salesforce. In addition, retention of capable sales personnel may be more difficult with a single product offering and we must retain our salesforce in order for HEPLISAV-B to establish a commercial presence.

Moreover, we expect that significant resources will need to be invested in order to successfully market, sell and distribute HEPLISAV-B for use with diabetes patients, one of our targeted patient populations. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that patients with diabetes receive hepatitis B vaccinations, we are unable to predict how many of those patients may receive HEPLISAV-B.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business.

We are also dependent on the success of our development stage products including SD-101, which depend on regulatory approval. Failure to maintain or obtain regulatory approvals could require us to discontinue operations.

In addition to the potential commercial success of HEPLISAV-B, we are dependent on our development stage immuno-oncology pipeline of early stage oncology product candidates, and early stage development is inherently risky. Even if we have early indications of success in clinical development, in order to be able to market our products in the U.S., we must obtain approval from the FDA, and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in their respective geographic area. Obtaining FDA marketing approval and corresponding foreign applications is highly uncertain and we may fail to obtain approval. The FDA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials or the development program are satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or proposed post-marketing study, or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third party contract research organizations (“CROs”); and deficiencies in our manufacturing processes or facilities or those of our third party contract manufacturers and suppliers, if any. For example, we received Complete Response Letters from the FDA for HEPLISAV-B in 2013 and 2016 before obtaining approval in November 2017.

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

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the three months ended March 31, 2019 and 2018 were $39.7 million and $39.0 million, respectively. As of March 31, 2019, we had an accumulated deficit of $1.1 billion.

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

Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations and continue development of our product candidates.*

We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, including investment in HEPLISAV-B inventory, clinical trials and other development, manufacturing and regulatory activities for our immuno-oncology product candidates and discovery research and development and tenant improvements and ongoing occupancy costs at our new corporate headquarters. Until we can generate a sufficient amount of revenue, we will need to finance our operations through strategic alliance and licensing arrangements and/or public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to delay, reduce the scope of or put on hold one or more programs while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our business objectives.

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

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA requirements are expensive and time consuming.

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

A key part of our business strategy for products in development is to establish collaborative relationships to help fund development and commercialization of our product candidates and research programs. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to continue to develop and commercialize those products and programs, if at all.*

We may need to establish collaborative relationships to obtain domestic and/or international sales, marketing, research, development and distribution capabilities for our product candidates, including SD-101 and DV281, and our discovery research programs. Failure to obtain a collaborative relationship for those product candidates and programs or HEPLISAV-B in markets outside the U.S. requiring extensive sales efforts, may significantly impair the potential for those products and programs and we may be required to raise additional capital to continue them. The process of establishing and maintaining collaborative relationships is difficult and time-consuming, and even if we establish such relationships, they may involve significant uncertainty, including:

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

Despite our efforts, we may be unable to secure collaborative arrangements. If we are unable to enter into a collaborative relationship to advance SD-101, DV281 or other research programs, we may not be able to adequately fund them, if at all, in the absence of a third-party partner and may not be able to obtain significant value for the programs without further investment, which may not be available on acceptable terms, or at all.

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

In February, 2018, we entered into a term loan agreement under which we have borrowed $177.3 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which is $30 million for fiscal year 2019. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

The anti-takeover provisions of our certificate of incorporation, our bylaws, and Delaware law  may prevent or frustrate a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

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

As a public company, we will continue to incur legal, accounting and other expenses associated with reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 as well as any new rules implemented by the Securities and Exchange Commission and the Nasdaq Stock Market LLC. We may need to continue to implement additional financial and accounting systems, procedures and controls to accommodate changes in our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified attestation as to the effectiveness of our internal control over financial reporting as of the end of our fiscal year, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2019 we had 65,020,320 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 ATM Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of March 31, 2019, we have $118.9 million remaining under this agreement. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 9, 2019	By:	/s/ EDDIE GRAY
Eddie Gray
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2019	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)