Form 10-Q
period 2019-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2019-08-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission file number: 001-34207

Dynavax Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0728374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Powell Street, Suite 900

Emeryville, CA 94608

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

As of August 2, 2019, the registrant had outstanding 65,154,729 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B® and our anticipated market opportunity and level of sales of HEPLISAV-B, our ability to successfully develop and timely obtain regulatory approval of SD-101, DV281 and our other early stage compounds or successfully pursue strategic alternatives for such compounds, our business, collaboration and regulatory strategy, our ability to achieve anticipated cost reductions and whether or not we may incur other material charges not currently contemplated due to events that may occur as a result of, or associated with our restructuring, our intellectual property position, our product development efforts, our ability to manufacture commercial supply and meet regulatory requirements, the timing of the introduction of our products, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$34,225	$49,348
Marketable securities available-for-sale	106,269	96,188
Accounts and other receivables, net	7,582	3,704
Inventories, net	36,629	19,022
Prepaid expenses and other current assets	6,745	6,102
Total current assets	191,450	174,364
Property and equipment, net	34,393	17,064
Intangible assets, net	7,147	11,717
Operating lease right-of-use assets	29,533	-
Goodwill	2,131	2,144
Restricted cash	628	619
Other assets	1,799	4,976
Total assets	$267,081	$210,884
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,226	$5,278
Accrued research and development	5,501	9,714
Accrued liabilities	19,550	16,041
Other current liabilities	8,296	7,000
Total current liabilities	44,573	38,033
Long-term debt, net	176,636	100,871
Long-term portion of lease liabilities	34,641	-
Other long-term liabilities	643	8,915
Total liabilities	256,493	147,819
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock: $0.001 par value; 139,000 shares authorized at June 30, 2019 and December 31, 2018; 65,155 and 62,862 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	65	63
Additional paid-in capital	1,161,115	1,131,241
Accumulated other comprehensive loss	(1,983)	(2,015)
Accumulated deficit	(1,148,609)	(1,066,224)
Total stockholders’ equity	10,588	63,065
Total liabilities and stockholders’ equity	$267,081	$210,884

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$8,301	$1,254	$13,928	$1,419
Collaboration revenue	-	-	146	-
Total revenues	8,301	1,254	14,074	1,419
Operating expenses:
Cost of sales - product	2,141	5,177	3,941	5,382
Cost of sales - amortization of intangible assets	2,297	2,298	4,570	4,715
Research and development	16,196	16,273	37,402	35,239
Selling, general and administrative	17,861	15,653	36,209	32,544
Restructuring	8,777	-	8,777	-
Total operating expenses	47,272	39,401	90,899	77,880
Loss from operations	(38,971)	(38,147)	(76,825)	(76,461)
Other income (expense):
Interest income	979	1,153	1,714	1,893
Interest expense	(4,598)	(2,691)	(7,332)	(3,852)
Other (expense) income, net	(123)	241	58	18
Net loss	$(42,713)	$(39,444)	$(82,385)	$(78,402)
Basic and diluted net loss per share	$(0.66)	$(0.63)	$(1.28)	$(1.26)
Weighted average shares used to compute basic and diluted net loss per share	65,088	62,346	64,436	62,047

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(42,713)	$(39,444)	$(82,385)	$(78,402)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities available-for-sale	108	17	176	(5)
Foreign currency translation adjustments	340	(1,314)	(144)	(624)
Total other comprehensive income (loss)	448	(1,297)	32	(629)
Total comprehensive loss	$(42,265)	$(40,741)	$(82,353)	$(79,031)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock
Three Months Ended June 30, 2019	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at March 31, 2019	65,020	$65	$1,151,421	$(2,431)	$(1,105,896)	$43,159
Issuance of common stock upon exercise of stock options and restricted stock awards, net	91	-	19	-	-	19
Issuance of common stock, net of issuance costs	44	-	326	-	-	326
Stock compensation expense	-	-	9,349	-	-	9,349
Total other comprehensive income	-	-	-	448	-	448
Net loss	-	-	-	-	(42,713)	(42,713)
Balances at June 30, 2019	65,155	$65	$1,161,115	$(1,983)	$(1,148,609)	$10,588

Six Months Ended June 30, 2019
Balances at December 31, 2018	62,862	$63	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance of common stock upon exercise of stock options and restricted stock awards, net	831	-	1	-	-	1
Issuance of common stock under Employee Stock Purchase Plan	75	-	407	-	-	407
Issuance of common stock, net of issuance costs	1,387	2	13,947	-	-	13,949
Stock compensation expense	-	-	15,519	-	-	15,519
Total other comprehensive income	-	-	-	32	-	32
Net loss	-	-	-	-	(82,385)	(82,385)
Balances at June 30, 2019	65,155	$65	$1,161,115	$(1,983)	$(1,148,609)	$10,588

	Common Stock
Three Months Ended June 30, 2018	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at March 31, 2018	62,254	$62	$1,112,321	$(213)	$(946,283)	$165,887
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	354	1	(124)	-	-	(123)
Stock compensation expense	-	-	6,290	-	-	6,290
Total other comprehensive loss	-	-	-	(1,297)	-	(1,297)
Net loss	-	-	-	-	(39,444)	(39,444)
Balances at June 30, 2018	62,608	$63	$1,118,487	$(1,510)	$(985,727)	$131,313

Six Months Ended June 30, 2018
Balances at December 31, 2017	61,533	$62	$1,107,693	$(881)	$(907,325)	$199,549
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	1,017	1	(550)	-	-	(549)
Issuance of common stock under Employee Stock Purchase Plan	58	-	255	-	-	255
Stock compensation expense	-	-	11,089	-	-	11,089
Total other comprehensive loss	-	-	-	(629)	-	(629)
Net loss	-	-	-	-	(78,402)	(78,402)
Balances at June 30, 2018	62,608	$63	$1,118,487	$(1,510)	$(985,727)	$131,313

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(82,385)	$(78,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,196	1,658
Amortization of right-of-use assets	2,046	-
Accretion of discounts on marketable securities	(875)	(681)
Stock compensation expense	15,519	11,089
Cost of sales - amortization of intangible assets	4,570	4,715
Non-cash interest expense	2,135	1,139
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,878)	(450)
Inventories, net	(17,607)	(4,800)
Prepaid expenses and other current assets	(643)	(186)
Other assets	3,177	(834)
Accounts payable	2,817	1,623
Lease liabilities	(761)	-
Accrued liabilities and other liabilities	(3,574)	1,330
Net cash used in operating activities	(76,263)	(63,799)
Investing activities
Acquisition of technology licenses	(7,000)	(9,500)
Purchases of marketable securities	(108,341)	(186,821)
Proceeds from maturities of marketable securities	99,310	165,450
Purchases of property and equipment, net	(11,383)	(1,639)
Net cash used in investing activities	(27,414)	(32,510)
Financing activities
Proceeds from long-term debt, net	74,250	99,000
Proceeds from issuance of common stock, net	13,949	-
Proceeds (tax withholding) from exercise of stock options and restricted stock awards, net	1	(549)
Proceeds from Employee Stock Purchase Plan	407	255
Net cash provided by financing activities	88,607	98,706
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	(260)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,114)	2,137
Cash, cash equivalents and restricted cash at beginning of period	49,967	27,213
Cash, cash equivalents and restricted cash at end of period	$34,853	$29,350
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,300	$2,713
Tenant improvements provided by the landlord	$3,228	$-
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$981	$42
Non-cash acquisition of technology license	$-	$12,773
Purchases of property and equipment, not yet paid	$6,920	$327
Right-of-use assets obtained in exchange for operating lease liabilities	$34,807	$-

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. We discover, develop and commercialize novel vaccines. We launched our first commercial product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], in February 2018, following United States Food and Drug Administration (“FDA”) approval for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

On May 23, 2019, we implemented a strategic organizational restructuring, to principally align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. We expect the restructuring to be substantially complete and the costs incurred and paid by December 31, 2019. We are exploring strategic alternatives for our immuno-oncology business.

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

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiary, Dynavax GmbH. All significant intercompany accounts and transactions among these entities have been eliminated from the condensed consolidated financial statements. We operate in one business segment: discovery, development and commercialization of novel vaccines.

Liquidity and Financial Condition

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $140.5 million. On March 29, 2019, we borrowed the remaining $75.0 million under our term loan agreement with CRG Servicing LLC. The principal amount of $178.2 million, which includes paid-in-kind interest, borrowed under the loan agreement has a maturity date of December 31, 2023, unless earlier prepaid.

The Company has incurred losses and negative cash flows from operations since its inception and expects to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B. The Company believes that its cash, cash equivalents and marketable securities of $140.5 million at June 30, 2019 and expected revenues and funds from operations will be sufficient to allow the Company to fund its current operations through the first quarter of 2020.

Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. In the absence of additional financing, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the six months ended June 30, 2019.

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

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the six months ended June 30, 2019, there was no inventory reserve recognized.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities for the six months ended June 30, 2019.

Restructuring

Restructuring costs are comprised of severance, other termination benefit costs and stock-based compensation expense for stock award and stock option modifications related to workforce reductions. We recognize restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In April 2019, the FASB issued targeted clarification to ASU No. 2016-13 within ASU No. 2019-04. In May 2019, the FASB issued targeted transition relief to ASU No. 2016-13 within ASU No. 2019-05. These ASUs are effective for annual periods beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

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

As of June 30, 2019, we measured the fair value of our $7.0 million payment to Merck Sharpe & Dohme Corp., which is due in the first quarter of 2020, based on Level 3 inputs due to the use of unobservable inputs that cannot be corroborated by observable market data. We estimated the fair value of the liability using a discounted cash flow technique using the effective interest rate on our term loan. The liability had a fair value of $6.6 million as of June 30, 2019.

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2019
Money market funds	$29,343	$-	$-	$29,343
U.S. treasuries	-	1,994	-	1,994
U.S. government agency securities	-	26,903	-	26,903
Corporate debt securities	-	79,870	-	79,870
Total	$29,343	$108,767	$-	$138,110

	Level 1	Level 2	Level 3	Total
December 31, 2018
Money market funds	$44,002	$-	$-	$44,002
U.S. treasuries	-	14,724	-	14,724
U.S. government agency securities	-	42,372	-	42,372
Corporate debt securities	-	41,291	-	41,291
Total	$44,002	$98,387	$-	$142,389

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$34,225	$49,348	$28,726	$26,584
Restricted cash	628	619	624	629
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$34,853	$49,967	$29,350	$27,213

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases in Berkeley, California and Düsseldorf, Germany. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2019
Cash and cash equivalents:
Cash	$2,384	$-	$-	$2,384
Money market funds	29,343	-	-	29,343
U.S. treasuries	500	-	-	500
Corporate debt securities	1,998	-	-	1,998
Total cash and cash equivalents	34,225	-	-	34,225
Marketable securities available-for-sale:
U.S. treasuries	1,493	1	-	1,494
U.S. government agency securities	26,874	29	-	26,903
Corporate debt securities	77,794	78	-	77,872
Total marketable securities available-for-sale	106,161	108	-	106,269
Total cash, cash equivalents and marketable securities	$140,386	$108	$-	$140,494
December 31, 2018
Cash and cash equivalents:
Cash	$3,147	$-	$-	$3,147
Money market funds	44,002	-	-	44,002
Corporate debt securities	2,199	-	-	2,199
Total cash and cash equivalents	49,348	-	-	49,348
Marketable securities available-for-sale:
U.S. treasuries	14,732	-	(8)	14,724
U.S. government agency securities	42,416	-	(44)	42,372
Corporate debt securities	39,108	-	(16)	39,092
Total marketable securities available-for-sale	96,256	-	(68)	96,188
Total cash, cash equivalents and marketable securities	$145,604	$-	$(68)	$145,536

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2019
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$106,161	$106,269
Mature after one year through two years	-	-
	$106,161	$106,269

There were no realized gains or losses from the sale of marketable securities during the six months ended June 30, 2019 and 2018.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	whether the investment has been in a continuous realized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investment to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;

•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$23,155	$12,111
Work-in-process	12,182	6,562
Finished goods	1,292	349
Total	$36,629	$19,022

5. Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	June 30, 2019	December 31, 2018
Intangible assets	$19,773	$19,773
Less accumulated amortization	(12,626)	(8,056)
Total	$7,147	$11,717

We recorded $2.3 million of cost of sales - amortization of intangible assets for each of the three months ended June 30, 2019 and 2018. We recorded $4.6 million and $4.7 million as cost of sales - amortization of intangible assets for the six months ended June 30, 2019 and 2018. See Note 7.

6. Commitments and Contingencies

Leases

As described in Note 1, we adopted ASC 842 as of January 1, 2019. We evaluated our contracts and have determined that, effective upon the adoption of ASC 842, our operating leases included equipment, office/laboratory and manufacturing facility leases.

We lease our facilities in Berkeley, California (“Berkeley Lease”), Emeryville, California and Düsseldorf, Germany.

On September 17, 2018, we entered into an Office/Laboratory Lease (“Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Premises”). Under the terms of the Lease, we are leasing 75,662 square feet in the Premises (“Rented Area”) at the rate of $4.75 (“Base Rate”) multiplied by the Rented Area, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). The Base Rate is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of the Lease. In connection with the Lease, we are entitled to a tenant improvement allowance of up to $8.3 million. The Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our June 30, 2019 condensed consolidated balance sheets primarily relate to this Lease.

In connection with our execution of the Lease, on September 17, 2018, we entered into a Lease Termination Agreement to terminate the Berkeley Lease effective as of the date we vacate the Berkeley premises. See Note 14.

Our lease expense comprises of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease expense	$1,747	$695	$3,485	$1,391

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $2.4 million and was included in operating cash flows in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	June 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$1,663	$-
Long-term portion of lease liabilities	34,641	-
Total operating lease liabilities	$36,304	$-

At June 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Years ending December 31,
2019 (remaining)	$2,610
2020	5,324
2021	5,220
2022	5,260
2023	4,952
Thereafter	39,523
Total lease payments	62,889
Less:
Present value adjustment	(26,585)
Total operating lease liabilities	$36,304

As of June 30, 2019, the weighted average remaining lease term is 11.1 years and the weighted average discount rate used to determine the operating lease liability was 10.1%.

Commitments

In February 2018, we entered into a $175.0 million term loan agreement. Borrowings under the term loan agreement in the amount of $178.2 million, which includes paid-in-kind interest, are payable at maturity on December 31, 2023, unless earlier prepaid. See Note 8.

In February 2018, we entered into a sublicense agreement with Merck Sharpe & Dohme Corp (“Merck”). Under the agreement, we are required to make a payment of $7.0 million in the first quarter of 2020. See Note 7.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of June 30, 2019, our non-cancelable purchase commitments totaled $12.5 million.

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of June 30, 2019.

7. Collaborative Research, Development and License Agreements

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed-upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the six months ended June 30, 2019, we recognized collaboration revenue of $0.1 million. No collaborative revenue was recognized for the comparative prior period.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first and second installment of $7.0 million each was paid in February 2018 and February 2019, respectively and the remaining payment of $7.0 million is due in the first quarter of 2020. The payment in 2020 is classified on the condensed consolidated balance sheets as other current liabilities. At June 30, 2019 and December 31, 2018, the intangible asset, net balance was $7.1 million and $11.7 million, respectively. See Note 5. The Sublicense Agreement continues to be in effect through April 2020, at which time the license becomes perpetual, irrevocable, fully paid-up and royalty free.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We initially borrowed $100.0 million (the “Initial Term Loan”) under the Loan Agreement at closing and the remaining $75.0 million (the “Second Tranche Term Loan”) in March 2019 (collectively, “Term Loans”). Net proceeds from the Initial Term Loan and Second Tranche Term Loan were $99.0 million and $74.3 million, respectively. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At June 30, 2019, the effective interest rate was 10.2%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through June 30, 2019, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $178.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

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

We recorded $4.5 million and $2.5 million of interest expense related to the Term Loans during the three months ended June 30, 2019 and 2018, respectively. We recorded $7.1 million and $3.6 million of interest expense related to the Term Loans during the six months ended June 30, 2019 and 2018, respectively.

9. Revenue Recognition

All of our product revenue consisted of sales of HEPLISAV-B in the U.S. For the six months ended June 30, 2019 and 2018, our three largest Customers represented approximately 64% and 56% of our product revenue, respectively. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2019 (in thousands):

	Chargebacks, distribution fees, discounts and other fees	Returns	Total
Balance at December 31, 2018	$1,736	$569	$2,305
Provision related to current period sales	6,418	1,071	7,489
Credit or payments made during the period	(4,698)	(217)	(4,915)
Balance at June 30, 2019	$3,456	$1,423	$4,879

Reserves for chargebacks and discounts totaling $2.5 million were recorded as reductions of accounts receivable at June 30, 2019. The remaining reserves balances totaling $2.4 million were recorded as accrued liabilities at June 30, 2019.

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

Stock options and stock awards totaling approximately 10,950,000 and 12,978,000 shares of common stock as of June 30, 2019 and 2018, respectively, were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2019 and 2018, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three and six months ended June 30, 2019 and 2018, basic and diluted net loss per share are the same.

11. Common Stock

Common Stock Outstanding

As of June 30, 2019, there were 65,154,729 shares of our common stock outstanding.

On November 3, 2017, we entered into an At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion, shares of our common stock having an aggregate offering price up to $150 million through Cowen as our sales agent. We pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. For the six months ended June 30, 2019, we received net cash proceeds of $13.9 million resulting from sales of 1,386,906 shares of our common stock. As of June 30, 2019, we have $118.6 million remaining under the 2017 ATM Agreement.

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

On May 30, 2019, our stockholders approved an amendment to 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the aggregate number of shares of common stock authorized for issuance by 2,300,000. Under the Amended 2018 EIP, the aggregate number of shares of our common stock that may be issued to employees and directors (subject to adjustment for certain changes in capitalization) is 14,917,869.

Option activity under our stock-based compensation plans during the six months ended June 30, 2019 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	5,750	$18.20
Options granted	2,925	7.04
Options exercised	(10)	5.75
Options cancelled:
Options forfeited (unvested)	(142)	13.98
Options expired (vested)	(105)	17.55
Balance at June 30, 2019	8,418	$14.42	5.13	$199
Vested and expected to vest at June 30, 2019	7,970	$14.75	5.07	$173
Exercisable at June 30, 2019	3,893	$19.14	4.17	$-

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2019 was as follows (in thousands except per share amounts):

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2018	1,594	$8.82
Granted	1,822	8.80
Vested	(826)	6.79
Forfeited	(59)	11.74
Non-vested as of June 30, 2019	2,531	$9.40

The aggregate intrinsic value of the restricted stock units outstanding as of June 30, 2019, based on our stock price on that date was $10.1 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of June 30, 2019, approximately 151,000 shares underlying stock options and approximately 191,000 restricted stock unit awards with performance-based vesting criteria were outstanding. We recognized stock-based compensation expense for awards with performance-based vesting criteria of $28,000 and $0.3 million for the three and six months ended June 30, 2019, respectively.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Weighted-average fair value per share	$4.92	$11.37	$4.67	$11.12	$5.19	$10.39
Risk-free interest rate	2.3%	2.7%	2.2%	2.6%	2.5%	2.1%
Expected life (in years)	4.5	4.5	4.5	4.5	1.2	1.3
Volatility	0.9	0.9	0.9	0.9	0.8	1.1

The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$1,976	$2,674	$4,156	$4,862
Selling, general and administrative	2,470	2,997	5,550	5,585
Restructuring	4,122	-	4,122	-
Cost of sales - product	292	619	630	642
Inventory	489	-	1,061	-
Total	$9,349	$6,290	$15,519	$11,089

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Stock-based compensation cost for the three and six months ended June 30, 2019 include incremental cost of $4.1 million for accelerated vesting of stock awards and extension of exercise period of stock options for the retirement of our Chief Executive Officer. See Note 13.

As of June 30, 2019, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $35.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. Additionally, as of June 30, 2019, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $1.7 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the six months ended June 30, 2019, employees have acquired 74,562 shares of our common stock under the Purchase Plan and 498,472 shares of our common stock remained available for future purchases under the Purchase Plan.

13. Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, to principally align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. We expect the restructuring to be substantially complete and the costs incurred and paid by December 31, 2019. We are exploring strategic alternatives for our immuno-oncology business.

The total restructuring cost is estimated to be $9.4 million, of which $5.3 million is related to severance, other termination benefits and outplacement services and $4.1 million is related to stock-based compensation expense as a result of accelerated vesting of stock awards and extension of exercise period of stock options. During the three months ended June 30, 2019, we recognized restructuring charges of $8.8 million and the remaining $0.6 million is expected to be recognized by the end of 2019.

The outstanding restructuring liabilities are included in accrued liabilities on the condensed consolidated balance sheets. As of June 30, 2019, the components of the restructuring liabilities were as follows (in thousands):

Severance and Other Termination Benefits
Balance at December 31, 2018	$-
Restructuring charges (a)	4,655
Cash payments or settlements	-
Balance at June 30, 2019	$4,655

(a)	Excludes stock-based compensation expense of $4.1 million

14. Subsequent Events

In July 2019, we entered into an Office Sublease (the “Powell Street Sublease”) for office space located at 2100 Powell Street, Emeryville, California (the “Powell Street Premises”). The purpose of the Powell Street Sublease is to replace our current leased premises at 2929 Seventh Street, Berkeley, California. We moved our corporate headquarters to the Powell Street Premises on July 29, 2019.

Under the terms of the Powell Street Sublease, we are leasing 23,976 square feet in the Powell Street Premises at the rate of $3.90 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and we are responsible for certain operating expenses and taxes throughout the life of the Powell Street Sublease. The Powell Street Sublease will continue until June 30, 2022.

Also in July 2019, we entered into a Sublease (the “Horton Street Sublease”) to sublease the entire office/laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). We had previously agreed to lease the Horton Street Premises as our new corporate headquarters (“Horton Street Master Lease”). See Note 6. We have not occupied and do not intend to occupy any of the Horton Street Premises.

Under the terms of the Horton Street Sublease, we are subleasing all of the Horton Street Premises consisting of 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease will continue until March 31, 2031, concurrent with the term of our Horton Street Master Lease.

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

Overview

We are a fully-integrated biopharmaceutical company focused on leveraging the power of the body’s innate and adaptive immune responses through toll-like receptor (“TLR”) stimulation. We discover, develop and commercialize novel vaccines. We launched our first commercial product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], in February 2018, following United States Food and Drug Administration (“FDA”) approval for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older.

We have worldwide commercial rights to HEPLISAV-B. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (“GSK”) and Recombivax-HB® from Merck & Co. (“Merck”).

We commenced shipments of HEPLISAV-B in January 2018. Currently, total U.S. gross sales for adult hepatitis B vaccines is approximately $300 million annually, but we believe the market opportunity for HEPLISAV-B in the United States may be up to approximately $500 million annually.  We are currently targeting approximately 25% of the total vaccine outlets, which we believe represent approximately 75% of hepatitis B vaccine sales in the U.S., with our field sales force team of approximately 60 people across 10 regions. We converted our contracted field sales team into full-time Dynavax employees in the second quarter of 2019.

In late 2012 the CDC’s Advisory Committee on Immunization Practices expanded its recommendation for adults who should be vaccinated against hepatitis B to include people with diabetes mellitus (type 1 and type 2). According to the CDC there are 20 million adults diagnosed with diabetes and another 1.5 million new cases diagnosed each year. This population represents a significant increase in the number of adults recommended for vaccination against hepatitis B in the U.S.

On May 23, 2019, we implemented a strategic organizational restructuring, to principally align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. We expect the restructuring to be substantially complete and the costs incurred and paid by December 31, 2019. We are exploring strategic alternatives for our immuno-oncology business.

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

Restructuring

Restructuring costs are comprised of severance, other termination benefit costs and stock-based compensation expense for stock award and stock option modifications related to workforce reductions. We recognize restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

Results of Operations

Revenues

Revenues consisted of amounts earned from product revenue and collaborations. The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2018 to 2019		June 30,		2018 to 2019
Revenues:	2019	2018	$	%	2019	2018	$	%
Product revenue, net	$8,301	$1,254	$7,047	562%	$13,928	$1,419	$12,509	882%
Collaboration revenue	-	-	-	0%	146	-	146	NM
Total revenues	$8,301	$1,254	$7,047	562%	$14,074	$1,419	$12,655	892%

NM=Not Meaningful

We commenced commercial shipments of HEPLISAV-B in January 2018 and deployed our field sales force in February 2018. For the three and six months ended June 30, 2019, product revenue, net increased due to higher volume. Sales efforts continue to focus on advancing HEPLISAV-B through the complex and protracted approval and procurement processes in large institutional accounts across the country. We expect quarterly sales will increase during 2019 as additional healthcare providers complete their reviews and the operational activities required to switch to HEPLISAV-B and existing customers place repeat orders.

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

Cost of Sales – Product

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2018 to 2019		June 30,		2018 to 2019
	2019	2018	$ %		2019	2018	$ %
Cost of sales - product	$2,141	$5,177	$(3,036)	(59)%	$3,941	$5,382	$(1,441)	(27)%

Cost of sales - product for the three and six months ended June 30, 2019 primarily includes certain fill, finish and overhead costs for pre-filled syringes (“PFS”) of HEPLISAV-B. Our HEPLISAV-B PFS finished goods inventory includes components for which a portion of the manufacturing costs were previously expensed to research and development prior to its FDA approval in March 2018. We expect to use this HEPLISAV-B PFS inventory over approximately the next nine months. Afterwards, we expect our cost of sales of HEPLISAV-B PFS to increase as a percentage of net sales in future periods as we produce and then sell inventory that reflects the full cost of manufacturing the product.

Cost of sales – product for the three and six months ended June 30, 2018 includes certain finish and overhead costs for HEPLISAV-B vials incurred after FDA approval in November 2017. The quarter ended June 30, 2018 also includes costs relating to excess capacity at our manufacturing facility in Düsseldorf which were previously included in research and development expense. The excess capacity charge is a result of costs associated with resuming operating activities at our manufacturing facility in Düsseldorf after receiving regulatory approval of pre-filled syringes (“PFS”) of HEPLISAV-B in late March 2018. Prior to FDA approval of HEPLISAV-B vials, costs to manufacture HEPLISAV-B were expensed to research and development as there was no alternative future use.

At June 30, 2019 and December 31, 2018, inventories, net were $36.6 million and $19.0 million, respectively.

Cost of Sales - Amortization of Intangible Assets

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2018 to 2019		June 30,		2018 to 2019
	2019	2018	$	%	2019	2018	$ %
Cost of sales - amortization of intangible assets	$2,297	$2,298	$(1)	0%	$4,570	$4,715	$(145)	(3)%

Cost of sales - amortization of intangible assets consists of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fees to Coley Pharmaceutical Group, Inc. (“Coley”), Merck, Sharpe & Dohme Corp. (“Merck”) and GlaxoSmithKline Biologicals SA (“GSK”), upon or after FDA approval of HEPLISAV-B in November 2017. At June 30, 2019, the intangible assets related to Coley and GSK have been fully-amortized and the intangible asset related to Merck of $7.1 million has an estimated remaining useful life through the patent expiration date in April 2020.

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

In May, 2019 we announced a strategic organizational restructuring to align our operations around our vaccine business and significantly curtail further investment in immuno-oncology research and development.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2018 to 2019		June 30,		2018 to 2019
Research and Development:	2019	2018	$	%	2019	2018	$	%
Compensation and related personnel costs	$6,050	$7,512	$(1,462)	(19)%	$13,954	$16,111	$(2,157)	(13)%
Outside services	6,165	5,002	1,163	23%	14,896	10,668	4,228	40%
Facility costs	2,005	1,085	920	85%	4,396	3,598	798	22%
Non-cash stock-based compensation	1,976	2,674	(698)	(26)%	4,156	4,862	(706)	(15)%
Total research and development	$16,196	$16,273	$(77)	0%	$37,402	$35,239	$2,163	6%

Compensation and related personnel costs decreased in the 2019 periods as the 2018 periods included certain employee recruiting and relocation costs. The first six months of 2019 compared to 2018 includes an overall increase in costs for outside services to support the development of SD-101 and earlier stage immuno-oncology programs prior to the restructuring. Facility costs, which include an overhead allocation of occupancy and related expenses, increased due to higher lease expense. Non-cash stock-based compensation decreased for both the three and six months ended June 30, 2019 compared to the prior periods due to the timing of vesting of certain stock awards granted in 2017.

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

The following is a summary of our selling, general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2018 to 2019		June 30,		2018 to 2019
Selling, General and Administrative:	2019	2018	$	%	2019	2018	$	%
Compensation and related personnel costs	$8,353	$4,015	$4,338	108%	$13,467	$7,563	$5,904	78%
Outside services	4,564	7,484	(2,920)	(39)%	13,132	16,532	(3,400)	(21)%
Legal costs	677	667	10	1%	1,203	1,878	(675)	(36)%
Facility costs	1,797	490	1,307	267%	2,857	986	1,871	190%
Non-cash stock-based compensation	2,470	2,997	(527)	(18)%	5,550	5,585	(35)	(1)%
Total selling, general and administrative	$17,861	$15,653	$2,208	14%	$36,209	$32,544	$3,665	11%

For both the three and six months ended June 30, 2019 compared to 2018, the increase in compensation and related personnel costs and its related decrease in outside services was due to the conversion of the external sales force to our employees effective April 1, 2019. For the six months ended June 30, 2019 compared to 2018, legal costs decreased primarily due to outside counsel costs incurred in the first quarter of 2018 in connection with the loan financing. Facility costs, which includes an overhead allocation primarily comprised of occupancy and related expenses, increased due to higher lease expense. Non-cash stock-based compensation decreased for both the three and six months ended June 30, 2019 compared to the prior periods due to the timing of vesting of certain stock awards granted in 2017.

Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, to principally align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. We expect the restructuring to be substantially complete and the costs incurred and paid by December 31, 2019. We are exploring strategic alternatives for our immuno-oncology business.

The total restructuring cost is estimated to be $9.4 million, of which $5.3 million is related to severance, other termination benefits and outplacement services and $4.1 million is related to stock-based compensation expense as a result of accelerated vesting of stock awards and extension of exercise period of stock options. During the three months ended June 30, 2019, we recognized restructuring charges of $8.8 million and the remaining $0.6 million is expected to be recognized by the end of 2019.

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

The following is a summary of our interest income, interest expense and other (expense) income, net (in thousands, except for percentages):

Increase	Increase
Three Months Ended	(Decrease) from	Six Months Ended	(Decrease) from
June 30,	2018 to 2019	June 30,	2018 to 2019
2019	2018	$	%	2019	2018	$	%
Interest income	$979	$1,153	$(174)	(15)%	$1,714	$1,893	$(179)	(9)%
Interest expense	$(4,598)	$(2,691)	$1,907	71%	$(7,332)	$(3,852)	$3,480	90%
Other (expense) income, net	$(123)	$241	$(364)	(151)%	$58	$18	$40	222%

Interest expense increased due to the borrowing of the remaining $75.0 million term loan in March 2019 under a term loan agreement with CRG Servicing LLC (“Loan Agreement”). The change in other (expense) income, net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2019, we had $140.5 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for the next 10 months.

At June 30, 2019, $118.6 million of common stock remained available for sale under our At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”).

During the six months ended June 30, 2019, we used $76.3 million of cash for our operations primarily due to our net loss of $82.4 million, of which $26.6 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, amortization of right-of-use assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the six months ended June 30, 2018, we used $63.8 million of cash for our operations primarily due to our net loss of $78.4 million, of which $17.9 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. Cash used in our operations during the first six months of 2019 increased by $12.5 million. During the first six months of 2019, we invested approximately $17.6 million in HEPLISAV-B inventory. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2019 and 2018, net cash used in investing activities was $27.4 million and $32.5 million, respectively. During the first six months of 2019 and 2018, net purchases of marketable securities was $9.0 million and $21.4 million, respectively. During the first six months of 2019, we paid $7.0 million of sublicense payment to Merck, compared to $9.5 million of milestone and sublicense payments to Coley and Merck during the first six months of 2018. Cash used in net purchases of property plant and equipment increased by $9.7 million during the first six months of 2019 compared to the same period in 2018. The increase is, primarily, due to the installation of facility improvements.

During the six months ended June 30, 2019 and 2018, net cash provided by financing activities was $88.6 million and $98.7 million, respectively. Cash provided by financing activities in the first six months of 2019 included net proceeds of $74.3 million from the second tranche of the Loan Agreement and net proceeds of $13.9 million from the issuance of common stock under our 2017 ATM Agreement. Cash provided by financing activities in the first six months of 2018 included net proceeds of $99.0 million from the Loan Agreement.

We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B. Until we can generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Contractual Obligations

On March 29, 2019, we borrowed the remaining $75.0 million (the “Second Tranche Term Loan”) from the $175.0 million term loan agreement with CRG Servicing LLC. We initially borrowed $100.0 million (the “Initial Term Loan”) at closing on February 20, 2018. The principal amounts of Initial Term Loan and Second Tranche Term Loan totaling $178.2 million, which includes paid-in-kind interest, have a maturity date of December 31, 2023, unless earlier prepaid.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of June 30, 2019, our non-cancelable purchase commitments totaled $12.5 million.

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

During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Co-Principal Executive Officers and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our management, with participation of our Co-Principal Executive Officers and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective and were operating at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, achieve restructuring goals, commercialize approved products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission on February 27, 2019.

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

We have recently announced a strategic restructuring to prioritize our vaccine business and explore strategic alternatives for our immuno-oncology portfolio, and we cannot assure you that we will be able to successfully execute on a strategic alternative for our immuno-oncology portfolio.*

In the second quarter of 2019, we announced that we would be undertaking a strategic restructuring that would focus our efforts on HEPLISAV-B, which included a reduction in our workforce and operations to focus resources on HEPLISAV-B commercialization and sales execution as well as assess additional opportunities to leverage our 1018 adjuvant. Additionally, we announced that we would be seeking strategic alternatives for our immuno-oncology portfolio, including our development stage products such as SD-101 and DV281. In connection with the restructuring, we made the determination to wind down ongoing immuno-oncology trials. Our ability to successfully execute on a strategic alternative for our immuno-oncology portfolio is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative for our immuno-oncology portfolio upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all.  Additionally, the negotiation and consummation of a transaction or other strategic alternative involving our immuno-oncology may be costly and time-consuming. Our strategic restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

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

If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory agencies limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limits our marketing claims, we may be unable to generate significant revenues, if any.*

Even if we obtain regulatory approval for our product candidates, such as the FDA approval of HEPLISAV-B in November 2017, and are able to commercialize them as we have with HEPLISAV-B, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

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

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate revenues and our business will be harmed.*

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing therapies to prevent or treat cancer and infectious and inflammatory diseases. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck and GlaxoSmithKline plc (“GSK”) and if approved outside the U.S., with vaccines from those companies as well as several additional established pharmaceutical companies.

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

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.*

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the six months ended June 30, 2019 and 2018 were $82.4 million and $78.4 million, respectively. As of June 30, 2019, we had an accumulated deficit of $1.1 billion.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S., we expect to continue incurring operating losses for the foreseeable future. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our plans for converting our contracted field sales force to Dynavax employees and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. The timing for uptake of our product in the U.S. has further increased losses related to commercialization, and the advancement of our oncology pipeline has historically increased our costs as we conducted more and larger studies to invest in clinical development.  While we anticipate operating expenditures related to external oncology costs will decrease as a result of our strategic restructuring, due to the numerous risks and uncertainties associated with developing and commercializing vaccine and pharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations.*

As of June 30, 2019, we had $140.5 million in cash, cash equivalents and marketable securities. We currently anticipate that our cash, cash equivalents and marketable securities and anticipated revenues from HEPLISAV-B will be sufficient to allow the Company to fund its current operations through the first quarter of 2020. We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, including investment in HEPLISAV-B inventory,  manufacturing and seek strategic alternatives for our immuno-oncology product candidates. Until we can generate a sufficient amount of revenue, we will need to finance our operations through strategic alliance and licensing arrangements and/or public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek additional strategic alternatives, which could have an adverse impact on our ability to achieve our business objectives.

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

We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates we may develop outside the U.S., requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates.*

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, in various markets outside the U.S. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial costs as well as burdens on our personnel resources in addition to potential diversion of management’s attention from domestic operations. International operations are subject to risk, including:

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

In the event that we determine to commercialize HEPLISAV-B outside the United States, such as in Europe, the product is not approved and our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, there is the risk that we may not receive approval in one or more jurisdictions. In March, 2019, we submitted, and the European Medical Agency (“EMA”) accepted, our Marketing Authorization Application (“MAA”) for HEPLISAV-B. We may not be able to provide sufficient data or respond to comments to our MAA sufficient to obtain regulatory approval in Europe in a reasonable time period or at all.

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

Clinical trials for our commercial product and product candidates are expensive and time consuming, may involve combinations with other agents, may take longer than we expect or may not be completed at all, and their outcomes are uncertain.*

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA requirements are expensive and time consuming.

We are currently winding down existing clinical trials of SD-101 and DV281, including combination studies with other oncology agents, and seeking strategic alternatives for these product candidates. Most of our combination agent study partners, such as Merck & Co. (“Merck”), are significantly larger than we are and have conducted various other combination studies with other immuno-oncology agents and collaborators. We are not certain these clinical trials will be successful, or that even if successful we would be able to reach agreement to conduct larger, more extensive clinical trials required to achieve regulatory approval for a combination product candidate regimen. In addition, results from smaller, earlier stage clinical studies may not be representative of larger, controlled clinical trials that would be required in order to obtain regulatory approval of a product candidate or a combination of product candidates.

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

As a biopharmaceutical company, we engage CROs to conduct clinical studies, and failure by us or our CROs to conduct a clinical study in accordance with GCP standards and other applicable regulatory requirements could result in disqualification of the applicable clinical trial from consideration in support of approval of a potential product.*

We are responsible for conducting our clinical trials consistent with GCP standards and for oversight of our vendors to ensure that they comply with such standards. We depend on medical institutions and CROs to conduct our clinical trials in compliance with GCP. To the extent that they fail to comply with GCP standards, fail to enroll participants for our clinical trials, or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business.

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

HEPLISAV-B, SD-101 and most of our earlier stage programs rely on oligonucleotide TLR agonists. Serious adverse event data relating to TLR agonists may require us to reduce the scope of or discontinue our operations, or reevaluate the viability of strategic alternatives.*

Most of our programs, including HEPLISAV-B and SD-101, incorporate TLR9 agonist CpG oligonucleotides. If any of our product candidates in clinical trials or similar products from competitors produce serious adverse event data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy, or significantly reevaluate strategic alternatives. If a safety risk based on mechanism of action or the molecular structure were identified, it may hinder our ability to develop our product candidates or enter into potential collaboration or commercial arrangements. Rare diseases and a numerical imbalance in cardiac adverse events have been observed in patients in our clinical trials. If adverse event data are found to apply to our TLR agonist and/or inhibitor technology as a whole, we may be required to significantly reduce or discontinue our operations.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B certain antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. The FDA approved our pre-filled presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation, and there can be no assurance that we can successfully manufacture sufficient quantities of pre-filled syringes in compliance with GMP in order to meet market demand.

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

HEPLISAV-B is subject to FDA obligations and continued regulatory review, and if we receive regulatory approval for our other product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review for such products.

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

Further, in March, 2019, we submitted, and the EMA accepted, our MAA for HEPLISAV-B. We may not be able to provide sufficient data or respond to comments to our MAA sufficient to obtain regulatory approval in Europe in a reasonable time period or at all. Any failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

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

A key part of our business strategy for products in development is to establish collaborative relationships to help fund development and commercialization of our product candidates and research programs. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to continue to develop and commercialize those products and programs, if at all.*

We may need to establish collaborative relationships to obtain domestic and/or international sales, marketing, research, development and distribution capabilities for our product candidates and our discovery research programs. Failure to obtain a collaborative relationship for those product candidates and programs or HEPLISAV-B in markets outside the U.S. requiring extensive sales efforts, may significantly impair the potential for those products and programs and we may be required to raise additional capital to continue them. The process of establishing and maintaining collaborative relationships is difficult and time-consuming, and even if we establish such relationships, they may involve significant uncertainty, including:

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

In February, 2018, we entered into a term loan agreement under which we have borrowed $178.2 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which is $30 million for fiscal year 2019. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

As we focus on commercialization of HEPLISAV-B, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.*

As our commercial operations expand, we expect that we will also need to manage additional relationships with various third parties, including sole source suppliers, distributors, wholesalers and hospital customers. Future growth, including managing an in-house field sales team, will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize HEPLISAV-B and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

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

The loss of key personnel could delay or prevent achieving our objectives. In addition, our continued growth to support commercialization may result in difficulties in managing our growth and expanding our operations successfully.*

We depend on our senior executive officers, as well as other key scientific personnel. Our commercial and business efforts could be adversely affected by the loss of one or more key members of our commercial or management staff, including our senior executive officers. We currently have no key person insurance on any of our employees.

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

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of key business processes.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2019 we had 65,154,729 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 ATM Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of June 30, 2019, we have $118.6 million remaining under this agreement. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
10.1+	Amended and Restated 2018 Equity Incentive Plan					X
10.2+	Form of Amended and Restated Management Continuity and Severance Agreement between the Company and certain of its executive officers					X
10.3+	Co-President Officer Letter, dated May 30, 2019, between the Company and David Novack					X
10.4+	Co-President Officer Letter, dated May 30, 2019, between the Company and Ryan Spencer					X
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	XBRL Taxonomy Extension Schema Document
EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract, compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 7, 2019	By:	/s/ DAVID NOVACK
David Novack
Co-President, Senior Vice President, Operations
(Co-Principal Executive Officer)

Date: August 7, 2019	By:	/s/ RYAN SPENCER
Ryan Spencer
Co-President, Senior Vice President, Commercial
(Co-Principal Executive Officer)

Date: August 7, 2019	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2019	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)