Form 10-Q
period 2019-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2019-11-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, the registrant had outstanding 83,865,119 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B®, our anticipated market opportunity and level of sales of HEPLISAV-B, our ability to successfully pursue strategic alternatives for our early stage compounds, our business, collaboration and regulatory strategy, and whether or not we may incur other material charges not currently contemplated due to events that may occur as a result of, or associated with our restructuring, our ability to manufacture commercial supply and meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,297	$49,348
Marketable securities available-for-sale	137,649	96,188
Accounts and other receivables, net	8,822	3,704
Inventories, net	39,356	19,022
Prepaid expenses and other current assets	5,711	6,102
Total current assets	228,835	174,364
Property and equipment, net	31,461	17,064
Intangible assets, net	4,823	11,717
Operating lease right-of-use assets	29,723	-
Goodwill	2,045	2,144
Restricted cash	619	619
Other assets	3,509	4,976
Total assets	$301,015	$210,884
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,660	$5,278
Accrued research and development	4,242	9,714
Accrued liabilities	17,003	16,041
Warrant liability	7,594	-
Other current liabilities	9,849	7,000
Total current liabilities	46,348	38,033
Long-term debt, net	177,615	100,871
Long-term portion of lease liabilities	36,964	-
Other long-term liabilities	932	8,915
Total liabilities	261,859	147,819
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:	-	-
Series B Convertible Preferred stock ̶ 5 shares at September 30, 2019 and no shares at December 31, 2018	-	-
Common stock: $0.001 par value; 139,000 shares authorized at September 30, 2019 and December 31, 2018; 83,865 and 62,862 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	84	63
Additional paid-in capital	1,224,228	1,131,241
Accumulated other comprehensive loss	(3,088)	(2,015)
Accumulated deficit	(1,182,068)	(1,066,224)
Total stockholders’ equity	39,156	63,065
Total liabilities and stockholders’ equity	$301,015	$210,884

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$10,158	$1,461	$24,086	$2,880
Other revenue	417	-	563	-
Total revenues	10,575	1,461	24,649	2,880
Operating expenses:
Cost of sales - product	3,824	3,927	7,765	9,309
Cost of sales - amortization of intangible assets	2,324	3,823	6,894	8,538
Research and development	12,660	16,820	50,062	52,059
Selling, general and administrative	18,459	15,788	54,668	48,332
Restructuring	3,937	-	12,714	-
Total operating expenses	41,204	40,358	132,103	118,238
Loss from operations	(30,629)	(38,897)	(107,454)	(115,358)
Other income (expense):
Interest income	890	1,047	2,604	2,940
Interest expense	(4,779)	(2,735)	(12,111)	(6,587)
Sublease income	891	-	891	-
Other income, net	168	57	226	75
Net loss	(33,459)	(40,528)	(115,844)	(118,930)
Preferred stock deemed dividend	(3,267)	-	(3,267)	-
Net loss allocable to common stockholders	$(36,726)	$(40,528)	$(119,111)	$(118,930)
Net loss per share allocable to common stockholders - basic and diluted	$(0.49)	$(0.65)	$(1.75)	$(1.91)
Weighted average shares used to compute basic and diluted net loss per share allocable to common stockholders	75,106	62,650	68,032	62,250

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(33,459)	$(40,528)	$(115,844)	$(118,930)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on marketable securities available-for-sale	(71)	(10)	105	(15)
Foreign currency translation adjustments	(1,034)	(167)	(1,178)	(791)
Total other comprehensive loss	(1,105)	(177)	(1,073)	(806)
Total comprehensive loss	$(34,564)	$(40,705)	$(116,917)	$(119,736)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock
Three Months Ended September 30, 2019	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at June 30, 2019	65,155	$65	-	$-	$1,161,115	$(1,983)	$(1,148,609)	10,588
Issuance of common stock upon exercise of stock options and restricted stock awards, net	138	-	-	-		-	-	-
Issuance of common stock under Employee Stock Purchase Plan	47	-	-	-	158	-	-	158
Issuance of common stock, net of issuance costs	18,525	19	-	-	46,146	-	-	46,165
Issuance of Series B convertible preferred stock, net of issuance costs	-	-	5	-	12,061	-	-	12,061
Stock compensation expense	-	-	-	-	4,748	-	-	4,748
Total other comprehensive loss	-	-	-	-	-	(1,105)	-	(1,105)
Net loss	-	-	-	-	-	-	(33,459)	(33,459)
Balances at September 30, 2019	83,865	$84	5	$-	$1,224,228	$(3,088)	$(1,182,068)	$39,156

Nine Months Ended September 30, 2019
Balances at December 31, 2018	62,862	$63	-	$-	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance of common stock upon exercise of stock options and restricted stock awards, net	969	1	-	-	1	-	-	2
Issuance of common stock under Employee Stock Purchase Plan	122	-	-	-	565	-	-	565
Issuance of common stock, net of issuance costs	19,912	20	-	-	60,093	-	-	60,113
Issuance of Series B convertible preferred stock, net of issuance costs	-	-	5	-	12,061	-	-	12,061
Stock compensation expense	-	-	-	-	20,267	-	-	20,267
Total other comprehensive loss	-	-	-	-	-	(1,073)	-	(1,073)
Net loss	-	-	-	-	-	-	(115,844)	(115,844)
Balances at September 30, 2019	83,865	$84	5	$-	$1,224,228	$(3,088)	$(1,182,068)	$39,156

	Common Stock		Preferred Stock
Three Months Ended September 30, 2018	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at June 30, 2018	62,608	$63	-	$-	$1,118,487	$(1,510)	$(985,727)	$131,313
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	16	-	-	-	20	-	-	20
Issuance of common stock under Employee Stock Purchase Plan	67	-	-	-	339	-	-	339
Stock compensation expense	-	-	-	-	6,046	-	-	6,046
Total other comprehensive loss	-	-	-	-	-	(177)	-	(177)
Net loss	-	-	-	-	-	-	(40,528)	(40,528)
Balances at September 30, 2018	62,691	$63	-	$-	$1,124,892	$(1,687)	$(1,026,255)	$97,013

Nine Months Ended September 30, 2018
Balances at December 31, 2017	61,533	$62	-	$-	$1,107,693	$(881)	$(907,325)	$199,549
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	1,033	1	-	-	(530)	-	-	(529)
Issuance of common stock under Employee Stock Purchase Plan	125	-	-	-	594	-	-	594
Stock compensation expense	-	-	-	-	17,135	-	-	17,135
Total other comprehensive loss	-	-	-	-	-	(806)	-	(806)
Net loss	-	-	-	-	-	-	(118,930)	(118,930)
Balances at September 30, 2018	62,691	$63	-	$-	$1,124,892	$(1,687)	$(1,026,255)	$97,013

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(115,844)	$(118,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,838	2,511
Amortization of right-of-use assets	2,742	-
Accretion of discounts on marketable securities	(1,293)	(1,146)
Revaluation of warrant liability	234	-
Stock compensation expense	20,267	17,135
Cost of sales - amortization of intangible assets	6,894	8,538
Non-cash interest expense	3,533	1,944
Tenant improvements provided by the landlord	6,639	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(5,118)	(653)
Inventories, net	(20,334)	(12,140)
Prepaid expenses and other current assets	391	(907)
Other assets	1,467	(2,564)
Accounts payable	3,035	2,377
Lease liabilities	(1,340)	-
Accrued liabilities and other liabilities	(7,351)	6,164
Net cash used in operating activities	(98,240)	(97,671)
Investing activities
Acquisition of technology licenses	(7,000)	(11,000)
Purchases of marketable securities	(181,148)	(187,808)
Proceeds from maturities of marketable securities	141,085	212,700
Purchases of property and equipment, net	(20,570)	(2,838)
Net cash (used in) provided by investing activities	(67,633)	11,054
Financing activities
Proceeds from long-term debt, net	74,250	99,000
Proceeds from issuance of common stock, net	65,948	-
Proceeds from issuance of preferred stock, net	13,586	-
Proceeds (tax withholding) from exercise of stock options and restricted stock awards, net	2	(529)
Proceeds from Employee Stock Purchase Plan	565	594
Net cash provided by financing activities	154,351	99,065
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(529)	(327)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,051)	12,121
Cash, cash equivalents and restricted cash at beginning of period	49,967	27,213
Cash, cash equivalents and restricted cash at end of period	$37,916	$39,334
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,715	$4,643
Non-cash investing and financing activities:
Disposal of fully depreciated property and equipment	$9,418	$199
Non-cash acquisition of technology license	$-	$12,773
Purchases of property and equipment, not yet paid	$3,135	$759
Proceeds allocated to warrant liability at issuance	$7,360	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$39,104	$-

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company developing and commercializing novel vaccines. We launched our first product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], in February 2018, following United States Food and Drug Administration (“FDA”) approval for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. We expect the restructuring to be substantially complete and the related costs incurred and paid by December 31, 2019. We are exploring strategic alternatives for our immuno-oncology business.

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

Liquidity and Financial Condition

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $174.9 million. As of September 30, 2019, the principal amount of our term loan was $179.1 million, including paid-in-kind interest. The term loan has a maturity date of December 31, 2023, unless earlier prepaid.

The Company has incurred losses and negative cash flows from operations since its inception and expects to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all.

As of June 30, 2019, there was substantial doubt about the Company’s ability to continue as a going concern since it did not have sufficient financial resources available to fund its operations beyond the first quarter of 2020. In August 2019, the Company completed an underwritten public offering of common stock, non-voting preferred stock and warrants to purchase common stock resulting in net proceeds of $65.6 million. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of September 30, 2019, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the nine months ended September 30, 2019.

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

Chargebacks: Our Customers subsequently resell our product to healthcare providers, pharmacies and others. In addition to distribution agreements with Customers, we enter into arrangements with qualified healthcare providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are determined at the time of resale to the qualified healthcare providers by Customers, and we issue credits for such amounts generally within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to the qualified healthcare providers, and chargebacks for units that our Customers have sold to the qualified healthcare providers, but for which credits have not been issued.

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

Rebates: Under certain contracts, customers may obtain rebates for purchasing minimum volumes of our product. We estimate these rebates based upon the expected purchases and the contractual rebate rate and record this estimate as a reduction in revenue in the period the related revenue is recognized.

Collaboration and Manufacturing Service Revenue

We have entered into collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer. Collaboration and manufacturing service revenue are recorded in other revenue in the condensed consolidated statements of operations.

Leases

On January 1, 2019, we adopted ASC 842, Leases, using the modified retrospective approach. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Leases. We elected the package of practical expedients which, among other things, allowed us to carry forward the historical lease classification of leases in place as of January 1, 2019. We have also elected the practical expedient to not separate lease components from non-lease components. As a result of adopting ASC 842, we recognized right-of-use asset and lease liabilities for operating leases of $34.8 million and $37.1 million, respectively on January 1, 2019. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

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

As lessors, we determine if an arrangement includes a lease at inception. We elected the practical expedient to not separate lease components from non-lease components.  Rent revenue is recognized on a straight-line basis over the expected lease term and is included in other income (expense) in our condensed consolidated statements of operations.

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the nine months ended September 30, 2019, there was no inventory reserve recognized.

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

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time we began to capitalize inventory costs associated with the vial presentation of HEPLISAV-B. In March 2018, we received regulatory approval of the pre-filled syringe (“PFS”) presentation of HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. Prior to regulatory approval of PFS, costs associated with resuming operating activities at the Düsseldorf manufacturing facility were also included in research and development expense. Subsequent to regulatory approval of PFS, costs associated with resuming manufacturing activities at the Düsseldorf facility were included in cost of sales – product, until commercial production resumed in mid-2018 at which time these costs were recorded as raw materials inventory.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities for the nine months ended September 30, 2019.

Restructuring

Restructuring costs are comprised of severance, other termination benefit costs, stock-based compensation expense for stock award and stock option modifications related to workforce reductions and accelerated depreciation. We recognize restructuring charges when the liability is probable and the amount is estimable. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets
Money market funds	$33,732	$-	$-	$33,732
U.S. treasuries	-	1,497	-	1,497
U.S. government agency securities	-	58,719	-	58,719
Corporate debt securities	-	77,433	-	77,433
Total assets	$33,732	$137,649	$-	$171,381
Liabilities
Warrant liability	$-	$-	$7,594	$7,594
Sublicense liability	-	-	6,791	6,791
Total liabilities	$-	$-	$14,385	$14,385

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets
Money market funds	$44,002	$-	$-	$44,002
U.S. treasuries	-	14,724	-	14,724
U.S. government agency securities	-	42,372	-	42,372
Corporate debt securities	-	41,291	-	41,291
Total assets	$44,002	$98,387	$-	$142,389
Liabilities
Sublicense liability	$-	$-	$6,320	$6,320

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

U.S. treasuries, U.S. government agency securities and corporate debt securities are measured at fair value using Level 2 inputs. We review trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019.

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value. See Note 11. The fair value of the warrant liability is estimated using the Black-Scholes model which requires assumptions such as expected term, expected volatility and risk-free interest rate. These assumptions are subjective and require judgement to develop. Expected term is estimated using the full remaining contractual term of the warrants. We determine expected volatility based on our historical common stock price volatility. The warrant liability is classified as a Level 3 instrument as its value is based on unobservable inputs that are supported by little or no market activity.

As of September 30, 2019, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	5,841,250
Expected term	2.4 years
Expected volatility	0.7
Risk-free interest rate	1.6%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for nine month ended September 30, 2019 (in thousands):

Balance at December 31, 2018	$-
Fair value of warrant liability at issuance date	7,360
Increase in estimated fair value of warrant liability upon revaluation	234
Balance at September 30, 2019	$7,594

As of September 30, 2019, we measured the fair value of our $7.0 million payment to Merck Sharpe & Dohme Corp., which is due in the first quarter of 2020, based on Level 3 inputs due to the use of unobservable inputs that cannot be corroborated by observable market data. We estimated the fair value of the liability using a discounted cash flow technique using the effective interest rate on our term loan. The liability had a fair value of $6.8 million as of September 30, 2019.

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$37,297	$49,348	$38,712	$26,584
Restricted cash	619	619	622	629
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$37,916	$49,967	$39,334	$27,213

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2019
Cash and cash equivalents:
Cash	$3,565	$-	$-	$3,565
Money market funds	33,732	-	-	33,732
Total cash and cash equivalents	37,297	-	-	37,297
Marketable securities available-for-sale:
U.S. treasuries	1,495	2	-	1,497
U.S. government agency securities	58,718	23	(22)	58,719
Corporate debt securities	77,399	42	(8)	77,433
Total marketable securities available-for-sale	137,612	67	(30)	137,649
Total cash, cash equivalents and marketable securities	$174,909	$67	$(30)	$174,946
December 31, 2018
Cash and cash equivalents:
Cash	$3,147	$-	$-	$3,147
Money market funds	44,002	-	-	44,002
Corporate debt securities	2,199	-	-	2,199
Total cash and cash equivalents	49,348	-	-	49,348
Marketable securities available-for-sale:
U.S. treasuries	14,732	-	(8)	14,724
U.S. government agency securities	42,416	-	(44)	42,372
Corporate debt securities	39,108	-	(16)	39,092
Total marketable securities available-for-sale	96,256	-	(68)	96,188
Total cash, cash equivalents and marketable securities	$145,604	$-	$(68)	$145,536

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2019
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$117,130	$117,178
Mature after one year through two years	20,482	20,471
	$137,612	$137,649

There were no realized gains or losses from the sale of marketable securities during the nine months ended September 30, 2019 and 2018.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	whether the investment has been in a continuous realized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investment to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;
•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$20,461	$12,111
Work-in-process	17,409	6,562
Finished goods	1,486	349
Total	$39,356	$19,022

5. Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	September 30, 2019	December 31, 2018
Intangible assets	$19,773	$19,773
Less accumulated amortization	(14,950)	(8,056)
Total	$4,823	$11,717

We recorded $2.3 million and $3.8 million of cost of sales - amortization of intangible assets for the three months ended September 30, 2019 and 2018, respectively. We recorded $6.9 million and $8.5 million as cost of sales - amortization of intangible assets for the nine months ended September 30, 2019 and 2018, respectively. See Note 7.

6. Commitments and Contingencies

Leases

As described in Note 1, we adopted ASC 842 as of January 1, 2019. We evaluated our contracts and have determined that, effective upon the adoption of ASC 842, our operating leases included equipment, office/laboratory and manufacturing facility leases.

We lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into a sublease for office space located at 2100 Powell Street, Emeryville, California (the “Powell Street Sublease”) and the lease for our former corporate headquarters at 2929 Seventh Street, Berkeley, California was terminated effective August 31, 2019. Under the terms of the Powell Street Sublease, we are leasing 23,976 square feet at the rate of $3.90 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and we are responsible for certain operating expenses and taxes throughout the life of the Powell Street Sublease. The Powell Street Sublease will continue until June 30, 2022. There is no option to extend the sublease term.

On September 17, 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at Horton Street Premises at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we are entitled to a tenant improvement allowance of up to $8.3 million. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our September 30, 2019 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease.

In July 2019, we entered into an agreement to sublease the Horton Street Premises to another company (“Horton Street Sublease”). We had previously intended to use the Horton Street Premises as our new corporate headquarters. In connection with the organizational restructuring (see Note 13), we do not intend to occupy any of the Horton Street Premises. Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease will continue until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. For the three and nine months ended September 30, 2019, we recognized $0.9 million of sublease income included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease expense	$1,789	$821	$5,274	$2,212

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $3.8 million and was included in operating cash flows in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	September 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,058	$-
Long-term portion of lease liabilities	36,964	-
Total operating lease liabilities	$40,022	$-

At September 30, 2019, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2019 (remaining)	$-	$1,723
2020	4,446	7,007
2021	5,202	6,935
2022	5,358	6,185
2023	5,519	4,946
Thereafter	45,285	39,523
Total	$65,810	66,319
Less:
Present value adjustment		(26,297)
Total		$40,022

As of September 30, 2019, the weighted average remaining lease term is 9.8 years and the weighted average discount rate used to determine the operating lease liability was 10.1%.

Commitments

In February 2018, we entered into a $175.0 million term loan agreement. Borrowings under the term loan agreement in the amount of $179.1 million, which includes paid-in-kind interest, are payable at maturity on December 31, 2023, unless earlier prepaid. See Note 8.

In February 2018, we entered into a sublicense agreement with Merck Sharpe & Dohme Corp (“Merck”). Under the agreement, we are required to make a payment of $7.0 million in the first quarter of 2020. See Note 7.

As of September 30, 2019, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and for clinical research, totaled $13.0 million.

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third-party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of September 30, 2019.

7. Collaborative Research, Development and License Agreements

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed-upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the nine months ended September 30, 2019, we recognized collaboration revenue of $0.1 million. No collaborative revenue was recognized for the comparative prior period.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first and second installment of $7.0 million each was paid in February 2018 and February 2019, respectively and the remaining payment of $7.0 million is due in the first quarter of 2020. The payment in 2020 is classified on the condensed consolidated balance sheets as other current liabilities. At September 30, 2019 and December 31, 2018, the intangible asset, net balance was $4.8 million and $11.7 million, respectively. See Note 5. The Sublicense Agreement continues to be in effect through April 2020, at which time the license becomes perpetual, irrevocable, fully paid-up and royalty free.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million (the “Initial Term Loan”) under the Loan Agreement at closing and the remaining $75.0 million (the “Second Tranche Term Loan”) in March 2019 (collectively, “Term Loans”). Net proceeds from the Initial Term Loan and Second Tranche Term Loan were $99.0 million and $74.3 million, respectively. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At September 30, 2019, the effective interest rate was 10.3%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through September 30, 2019, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $179.1 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

In August 2019, we entered into a second amendment to the Loan Agreement (the “Second Amendment”). The Second Amendment amended the annual net sales threshold for sales of HEPLISAV-B, revising the twelve-month measurement periods from beginning on January 1 of each year to beginning on July 1 of each year (including 2019), and removing this requirement for the period subsequent to July 1, 2022.  The Second Amendment also revised the fee payable upon partial prepayment or at maturity of the Term Loans from 3% to 4% of the aggregate principal amounts.

The obligations under the Loan Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Company and any future subsidiary guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by the Company and such future subsidiary guarantors (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, to 65% of the capital stock of such subsidiaries, subject to certain exceptions). The obligations under the Loan Agreement will be guaranteed by each of the Company’s future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions). The Loan Agreement contains customary covenants and requires us to comply with a $15.0 million daily minimum combined cash and investment balance covenant and a twelve-month period revenue requirement starting on July 1, 2019 for sales of HEPLISAV-B.

The Term Loans may be prepaid by us at any time. If the Term Loans are prepaid prior to the second anniversary of the initial borrowing date, we are subject to a repayment premium of up to 7.0% of the principal amount prepaid, depending on the date of prepayment.

We recorded $4.7 million and $2.6 million of interest expense related to the Term Loans during the three months ended September 30, 2019 and 2018, respectively. We recorded $11.8 million and $6.2 million of interest expense related to the Term Loans during the nine months ended September 30, 2019 and 2018, respectively.

9. Revenue Recognition

All of our product revenue consisted of sales of HEPLISAV-B in the U.S. For the nine months ended September 30, 2019 and 2018, our three largest Customers collectively represented approximately 63% and 68% of our product revenue, respectively. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 (in thousands):

	Chargebacks, distribution fees, discounts and other fees	Returns	Total
Balance at December 31, 2018	$1,736	$569	$2,305
Provision related to current period sales	10,937	1,724	12,661
Credit or payments made during the period	(8,689)	(408)	(9,097)
Balance at September 30, 2019	$3,984	$1,885	$5,869

Reserves for chargebacks and discounts totaling $2.7 million were recorded as reductions of accounts receivable at September 30, 2019. The remaining reserves balances totaling $3.2 million were recorded as accrued liabilities at September 30, 2019.

10. Net Loss Per Share

Basic net loss per share allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share allocable to common stockholders is computed by dividing the net loss allocable to common stockholders by the weighted-average number of common shares outstanding during the period and giving effect to all potentially dilutive common shares using the treasury-stock method. For purposes of this calculation, outstanding options, stock awards, warrants and Series B Convertible Preferred Stock are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per share allocable to common stockholders when their effect is dilutive.

As of September 30, 2019, stock options and stock awards, Series B Convertible Preferred Stock (on an as converted to common stock basis) and warrants (as exercisable into common stock), totaling approximately 10,065,000, 4,840,000 and 5,841,250 shares of common stock, respectively were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2019, because the effect of their inclusion would have been anti-dilutive. As of September 30, 2018, stock options and stock awards, totaling approximately 12,892,000 shares of common stock were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2018, because the effect of their inclusion would have been anti-dilutive. For periods in which we have a net loss and no instruments are determined to be dilutive, such as the three and nine months ended September 30, 2019 and 2018, basic and diluted net loss per share are the same.

11. Common Stock, Preferred Stock and Warrants

Common Stock Outstanding

As of September 30, 2019, there were 83,865,119 shares of our common stock outstanding.

In August 2019, we sold (i) 18,525,000 shares of our common stock, par value $0.001 per share, (ii) 4,840 shares of our Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) and (iii) warrants to purchase up to an aggregate of 5,841,250 shares of our common stock in an underwritten public offering (the “Offering”). Each share of common stock was sold together with a warrant to purchase 0.25 shares of common stock, at a combined price of $3.00 per share of common stock and the accompanying warrant. Each share of Series B Preferred Stock was sold together with a warrant to purchase 250 shares of common stock, at a combined price of $3,000 per share and the accompanying warrant. Proceeds from the Offering were approximately $65.6 million, net of issuance costs of $4.5 million.

On November 3, 2017, we entered into an At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion, shares of our common stock having an aggregate offering price up to $150 million through Cowen as our sales agent. We pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. For the nine months ended September 30, 2019, we received net cash proceeds of $13.9 million resulting from sales of 1,386,906 shares of our common stock. As of September 30, 2019, we have $118.6 million remaining under the 2017 ATM Agreement.

Preferred Stock Outstanding

As of September 30, 2019, there were 4,840 shares of Series B Preferred Stock outstanding.

Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 4.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holders’ election to a higher or lower percentage (not to exceed 19.99%) upon 61 days’ notice to the Company. In the event of liquidation, dissolution, or winding up, the holder of Series B Preferred Stock will receive payment on shares of Series B Preferred Stock (determined on an as-converted to common stock basis) equal to the amount that would be paid on our common stock. Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Preferred Stock is required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by our board of directors. The Series B Preferred Stock ranks on parity with our common stock as to distributions of assets upon liquidation, dissolution or winding up. The Series B Preferred Stock may rank senior to, on parity with or junior to any class or series of capital stock created in the future depending upon the specific terms of such future stock issuance.

The fair value of the common stock into which the Series B Preferred Stock is convertible exceeded the allocated purchase price of the Series B Preferred Stock by $3.3 million on the date of issuance, for which we recorded a deemed dividend. We recognized a deemed dividend equal to the number of common stock into which the Series B Preferred Stock is convertible multiplied by the difference between the value of the common stock and the Series B Preferred Stock conversion price per share on the date of issuance, which is the date the stock first became convertible. The dividend was reflected as a one-time, non-cash, deemed dividend to the holders of Series B Preferred Stock on the date of issuance.

Warrants

As of September 30, 2019, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of September 30, 2019 (in thousands)
August 12, 2019	5,841	February 12, 2022	$4.50	5,841

Warrants were exercisable upon issuance. The holder is prohibited from exercising these warrants if, as a result of such exercise, the holder and its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holders’ election to a higher or lower percentage (not to exceed 19.99%) upon 61 days’ notice to the Company.

The warrants contain provisions that may obligate us to repurchase them for an amount that does not represent fair value in the event of a change of control. Due to this provision, the warrants do not meet the criteria to be considered indexed to our own stock. Accordingly, we recorded the warrants as a derivative liability at fair value of $7.4 million on the issuance date, which was estimated using the Black-Scholes model.

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will recognized as other income (expense) in the condensed consolidated statements of operations. At September 30, 2019, the estimated fair value of warrant liability was $7.6 million. For the three and nine months ended September 30, 2019, we recognized the $0.2 million increase in the estimated fair value as a loss on warrant liability in other income, net in our condensed consolidated statements of operations.

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

Option activity under our stock-based compensation plans during the nine months ended September 30, 2019 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2018	5,750	$18.20
Options granted	3,025	6.94
Options exercised	(10)	5.75
Options cancelled:
Options forfeited (unvested)	(632)	12.53
Options expired (vested)	(136)	16.77
Balance at September 30, 2019	7,997	$14.43	4.57	$6
Vested and expected to vest at September 30, 2019	7,692	$14.70	4.51	$5
Exercisable at September 30, 2019	4,485	$18.40	3.57	$-

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2019 was as follows (in thousands except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2018	1,594	$8.82
Granted	1,823	8.80
Vested	(964)	6.72
Forfeited	(385)	11.24
Non-vested as of September 30, 2019	2,068	$9.33

The aggregate intrinsic value of the restricted stock units outstanding as of September 30, 2019, based on our stock price on that date was $7.4 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of September 30, 2019, approximately 155,000 shares underlying stock options and approximately 111,000 restricted stock unit awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Weighted-average fair value per share	$2.74	$9.36	$4.61	$10.91	$2.72	$8.30
Risk-free interest rate	1.6%	2.8%	2.2%	2.6%	1.9%	2.4%
Expected life (in years)	4.5	4.5	4.5	4.5	1.3	1.3
Volatility	0.9	0.9	0.9	0.9	0.7	1.1

The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$1,661	$2,332	$5,817	$7,194
Selling, general and administrative	2,278	2,976	7,828	8,561
Restructuring	-	-	4,122	-
Cost of sales - product	189	443	819	1,085
Inventory	620	295	1,681	295
Total	$4,748	$6,046	$20,267	$17,135

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Stock-based compensation cost for the nine months ended September 30, 2019 include incremental cost of $4.1 million for accelerated vesting of stock awards and extension of exercise period of stock options for the retirement of our Chief Executive Officer. See Note 13.

As of September 30, 2019, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $30.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. Additionally, as of September 30, 2019, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $0.4 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the nine months ended September 30, 2019, employees have acquired 122,117 shares of our common stock under the Purchase Plan and 450,917 shares of our common stock remained available for future purchases under the Purchase Plan.

13. Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also, in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. We expect the restructuring to be substantially complete and the costs incurred and paid by December 31, 2019. We are exploring strategic alternatives for our immuno-oncology business.

During the three months ended September 30, 2019, we identified certain long-lived assets installed at the Horton Street Premises that were or will be disposed of by the Subtenant. We recorded accelerated depreciation charges of $3.0 million on these assets.

The major components of our restructuring costs are summarized as follows (in thousands). The remaining $0.8 million is expected to be recognized by the end of 2019.

Components of Restructuring Costs	Total Restructuring Costs Expected to be Incurred	Restructuring Costs Incurred for the Nine Months Ended September 30, 2019	Remaining to be Incurred
Severance and other termination benefits	$6,389	$5,635	$754
Stock-based compensation expense (a)	4,122	4,122	-
Accelerated depreciation	2,957	2,957	-
Total restructuring cost	$13,468	$12,714	$754
(a)	As a result of accelerated vesting of stock awards and the extension of exercise period of stock options

The outstanding restructuring liabilities are included in accrued liabilities on the condensed consolidated balance sheets. As of September 30, 2019, the components of the restructuring liabilities were as follows (in thousands):

Severance and Other Termination Benefits
Balance at December 31, 2018	$-
Severance and other termination benefits	5,635
Cash payments or settlements	(2,289)
Balance at September 30, 2019	$3,346

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a commercial stage biopharmaceutical company developing and commercializing novel vaccines. We launched our first product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], in February 2018, following United States Food and Drug Administration (“FDA”) approval for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older.

We have worldwide commercial rights to HEPLISAV-B. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (“GSK”) and Recombivax-HB® from Merck & Co. (“Merck”).

We commenced shipments of HEPLISAV-B in January 2018. Currently, total U.S. gross sales for adult hepatitis B vaccines is over $300 million annually, but we believe the market opportunity for HEPLISAV-B in the United States may be up to approximately $500 million in gross sales annually. Our field sales force of approximately 60 people across 10 regions is sized to cover approximately 25% of the total vaccine outlets, which we believe represent approximately 70% of hepatitis B vaccine sales in the U.S. We converted our contracted field sales team into full-time Dynavax employees in the second quarter of 2019.

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

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also, in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. We expect the restructuring to be substantially complete and the costs incurred and paid by December 31, 2019. We are exploring strategic alternatives for our immuno-oncology business.

In August 2019, we sold 18,525,000 shares of common stock, 4,840 shares of Series B Convertible Preferred Stock and warrants to purchase an aggregate of 5,841,250 shares of common stock in an underwritten public offering. Total net proceeds from the offering were approximately $65.6 million.

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

While our significant accounting policies are more fully described in Note 1 to the condensed consolidated financial statements, we believe the following accounting policies reflect the new and the more critical and significant judgments and estimates used in the preparation of our condensed consolidated financial statements, that have been adopted since our latest Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

On January 1, 2019, we adopted ASC 842, Leases, using the modified retrospective approach. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Leases. We elected the package of practical expedients which, among other things, allowed us to carry forward the historical lease classification of leases in place as of January 1, 2019. We have also elected the practical expedient to not separate lease components from non-lease components. As a result of adopting ASC 842, we recognized right-of-use asset and lease liabilities for operating leases of $34.8 million and $37.1 million, respectively on January 1, 2019. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.

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

As lessors, we determine if an arrangement includes a lease at inception. We elected the practical expedient to not separate lease components from non-lease components.  Rent revenue is recognized on a straight-line basis over the expected lease term and is included in other income (expense) in our condensed consolidated statements of operations.

Restructuring

Restructuring costs are comprised of severance, other termination benefit costs, stock-based compensation expense for stock award and stock option modifications related to workforce reductions and accelerated depreciation. We recognize restructuring charges when the liability is probable and the amount is estimable. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

Results of Operations

Revenues

Revenues consisted of amounts earned from product sales, manufacturing service and collaboration revenue. The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2018 to 2019		September 30,		2018 to 2019
Revenues:	2019	2018	$	%	2019	2018	$	%
Product revenue, net	$10,158	$1,461	$8,697	595%	$24,086	$2,880	$21,206	736%
Other revenue	417	-	417	NM	563	-	563	NM
Total revenues	$10,575	$1,461	$9,114	624%	$24,649	$2,880	$21,769	756%

NM=Not Meaningful

We commenced commercial shipments of HEPLISAV-B in January 2018 and deployed our field sales force in February 2018. For the three and nine months ended September 30, 2019, product revenue, net increased due to higher volume as additional healthcare providers completed operational activities required to switch to HEPLISAV-B and existing customers placed repeat orders. Sales efforts continue to focus on advancing HEPLISAV-B through the complex and protracted approval and procurement processes in large institutional accounts across the country.

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

During the three months ended September 30, 2019, we recognized $0.4 million of manufacturing services revenue.

Cost of Sales – Product

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2018 to 2019		September 30,		2018 to 2019
	2019	2018	$ %		2019	2018	$ %
Cost of sales - product	$3,824	$3,927	$(103)	(3)%	$7,765	$9,309	$(1,544)	(17)%

Cost of sales - product for the three and nine months ended September 30, 2019 primarily includes certain fill, finish and overhead costs for pre-filled syringes (“PFS”) of HEPLISAV-B. The quarter ended September 30, 2019 also includes costs related to a terminated batch. Our HEPLISAV-B PFS finished goods inventory includes components for which a portion of the manufacturing costs were previously expensed to research and development prior to the PFS presentation FDA approval in March 2018. We expect to use this HEPLISAV-B PFS inventory over approximately the next six to nine months. We expect our cost of sales of HEPLISAV-B PFS to increase, excluding the one-time costs in the third quarter, as we produce and then sell inventory that reflects the full cost of manufacturing the product.

Cost of sales – product for the three and nine months ended September 30, 2018 includes certain finish and overhead costs for HEPLISAV-B vials incurred after FDA approval in November 2017. The quarter ended September 30, 2018 includes costs relating to excess capacity at our manufacturing facility in Düsseldorf which were previously included in research and development expense. The excess capacity charge is a result of costs associated with resuming operating activities at our manufacturing facility in Düsseldorf after receiving regulatory approval of the PFS presentation of HEPLISAV-B in late March 2018. Prior to FDA approval of HEPLISAV-B vials, costs to manufacture HEPLISAV-B were expensed to research and development as there was no alternative future use.

At September 30, 2019 and December 31, 2018, inventories, net increased to $39.4 million from $19.0 million, respectively to support increased projected sales.

Cost of Sales - Amortization of Intangible Assets

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2018 to 2019		September 30,		2018 to 2019
	2019	2018	$ %		2019	2018	$ %
Cost of sales - amortization of intangible assets	$2,324	$3,823	$(1,499)	(39)%	$6,894	$8,538	$(1,644)	(19)%

Cost of sales - amortization of intangible assets consists of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fees to Coley Pharmaceutical Group, Inc. (“Coley”), Merck, Sharpe & Dohme Corp. (“Merck”) and GlaxoSmithKline Biologicals SA (“GSK”), upon or after FDA approval of HEPLISAV-B in November 2017. The intangible assets related to Coley and GSK have been fully-amortized in January 2018 and July 2018, respectively. At September 30, 2019, the intangible asset related to Merck of $4.8 million has an estimated remaining useful life through the patent expiration date in April 2020.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2018 to 2019		September 30,		2018 to 2019
Research and Development:	2019	2018	$	%	2019	2018	$	%
Compensation and related personnel costs	$4,026	$7,025	$(2,999)	(43)%	$17,980	$23,136	$(5,156)	(22)%
Outside services	5,123	6,435	(1,312)	(20)%	20,019	17,103	2,916	17%
Facility costs	1,850	1,028	822	80%	6,246	4,626	1,620	35%
Non-cash stock-based compensation	1,661	2,332	(671)	(29)%	5,817	7,194	(1,377)	(19)%
Total research and development	$12,660	$16,820	$(4,160)	(25)%	$50,062	$52,059	$(1,997)	(4)%

Compensation and related personnel costs and non-cash stock-based compensation decreased in the 2019 periods compared to the 2018 periods due to lower research and development headcount as a result of our restructuring in May 2019. Outside services for the nine months ended September 30, 2019 increased over the comparable period in 2018 due to an overall increase in costs to support the development of SD-101 and earlier stage immuno-oncology programs prior to the restructuring. The decrease in outside services for the three months ended September 30, 2019 compared to the comparable period in 2018 is the result of winding down of immuno-oncology programs following the restructuring. Facility costs, which include an overhead allocation of occupancy and related expenses, increased primarily due to higher lease expense.

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

The following is a summary of our selling, general and administrative expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2018 to 2019		September 30,		2018 to 2019
Selling, General and Administrative:	2019	2018	$	%	2019	2018	$	%
Compensation and related personnel costs	$7,717	$4,132	$3,585	87%	$21,184	$11,695	$9,489	81%
Outside services	5,817	7,539	(1,722)	(23)%	18,949	24,071	(5,122)	(21)%
Legal costs	521	458	63	14%	1,724	2,336	(612)	(26)%
Facility costs	2,126	683	1,443	211%	4,983	1,669	3,314	199%
Non-cash stock-based compensation	2,278	2,976	(698)	(23)%	7,828	8,561	(733)	(9)%
Total selling, general and administrative	$18,459	$15,788	$2,671	17%	$54,668	$48,332	$6,336	13%

For both the three and nine months ended September 30, 2019 compared to 2018, the increase in compensation and related personnel costs and its related decrease in outside services was due to the conversion of the external sales force to our employees effective April 1, 2019. In addition, the third quarter of 2019 includes payments for completion of certain milestones in the HEPLISAV-B post marketing study and costs for increased sales and marketing activities compared to the third quarter of 2018. For the nine months ended September 30, 2019 compared to 2018, legal costs decreased primarily due to outside counsel costs incurred in the first quarter of 2018 in connection with the loan financing. Facility costs, which includes an overhead allocation, primarily comprised of occupancy and related expenses, increased due to higher lease expense and higher overhead allocation to selling, general and administrative functions. Non-cash stock-based compensation decreased for both the three and nine months ended September 30, 2019 compared to the prior periods due to the timing of vesting of certain stock awards granted in 2017.

Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. We expect the restructuring to be substantially complete and the costs incurred and paid by December 31, 2019. We are exploring strategic alternatives for our immuno-oncology business.

The total restructuring cost is estimated to be $13.5 million, of which $6.4 million is related to severance, other termination benefits and outplacement services, $4.1 million is related to stock-based compensation expense as a result of accelerated vesting of stock awards and extension of exercise period of stock options and $3.0 million is related to accelerated depreciation. During the three and nine months ended September 30, 2019, we recognized restructuring charges of $3.9 million and $12.7 million, respectively. The remaining $0.8 million in restructuring charges are expected to be recognized by the end of 2019.

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities. Interest expense includes the stated interest and accretion of discount and end of term fee related to our long-term debt agreement entered into in February 2018. Sublease income is recognized in connection with our sublease of office and laboratory space. Other income, net includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our interest income, interest expense and other income, net (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2018 to 2019		September 30,		2018 to 2019
	2019	2018	$	%	2019	2018	$	%
Interest income	$890	$1,047	$(157)	(15)%	$2,604	$2,940	$(336)	(11)%
Interest expense	$(4,779)	$(2,735)	$2,044	75%	$(12,111)	$(6,587)	$5,524	84%
Sublease income	$891	$-	$891	NM	$891	$-	$891	NM
Other income, net	$168	$57	$111	195%	$226	$75	$151	201%

NM=Not Meaningful

Interest expense increased due to the borrowing of the remaining $75.0 million term loan in March 2019 under the term loan agreement with CRG Servicing LLC (“Loan Agreement”). During the three months ended September 30, 2019, we recognized sublease income of $0.9 million in connection with our sublease of office and laboratory space located at 5959 Horton Street, Emeryville, California to another company. The change in other income, net is primarily due to foreign currency transactions resulting from fluctuations in the value of the Euro compared to the U.S. dollar and changes in the estimated fair value of our warrant liability.

Liquidity and Capital Resources

As of September 30, 2019, we had $174.9 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of September 30, 2019, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

At September 30, 2019, $118.6 million of common stock remained available for sale under our At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”).

During the nine months ended September 30, 2019, we used $98.2 million of cash for our operations primarily due to our net loss of $115.8 million, of which $40.2 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, amortization of right-of-use assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the nine months ended September 30, 2018, we used $97.7 million of cash for our operations primarily due to our net loss of $118.9 million, of which $29.0 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. Cash used in our operations during the first nine months of 2019 increased by $0.6 million. For the nine months ended September 30, 2019, we received tenant improvement reimbursements from the landlord of 5959 Horton Street totaling $6.6 million. During the first nine months of 2019, we invested approximately $20.3 million in HEPLISAV-B inventory to support increased projected sales. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2019, net cash used in investing activities was $67.6 million compared to $11.1 million of net cash provided by investing activities during the nine months ended September 30, 2018. Cash used in investing activities during the first nine months of 2019 included $40.1 million of net purchases of marketable securities compared to $24.9 million of net proceeds from maturities of marketable securities during the first nine months of 2018. During the first nine months of 2019, we paid $7.0 million of sublicense payment to Merck, compared to $11.0 million of milestone and sublicense payments to Coley, Merck and GSK during the first nine months of 2018. Cash used in net purchases of property plant and equipment increased by $17.7 million during the first nine months of 2019 compared to the same period in 2018. The increase is, primarily, due to the installation of facility improvements.

During the nine months ended September 30, 2019 and 2018, net cash provided by financing activities was $154.4 million and $99.1 million, respectively. Cash provided by financing activities in the first nine months of 2019 included net proceeds of $74.3 million from the second tranche of the Loan Agreement, net proceeds of $13.9 million from the issuance of common stock under our 2017 ATM Agreement and net proceeds of $65.6 million from our underwritten public offering in August 2019. Cash provided by financing activities in the first nine months of 2018 included net proceeds of $99.0 million from the Loan Agreement.

We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

Contractual Obligations

On March 29, 2019, we borrowed the remaining $75.0 million (the “Second Tranche Term Loan”) from the $175.0 million term loan agreement with CRG Servicing LLC. We initially borrowed $100.0 million (the “Initial Term Loan”) at closing on February 20, 2018. The principal amounts of Initial Term Loan and Second Tranche Term Loan totaling $179.1 million, which includes paid-in-kind interest, have a maturity date of December 31, 2023, unless earlier prepaid.

As of September 30, 2019, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and for clinical research, totaled $13.0 million.

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

During the nine months ended September 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

If we are not successful, we may be required to collaborate or partner HEPLISAV-B with a third-party pharmaceutical or biotechnology company with existing products. To the extent we collaborate or partner, the financial value will be shared with another party and we will need to establish and maintain a successful collaboration arrangement, and we may not be able to enter into these arrangements on acceptable terms or in a timely manner in order to establish HEPLISAV-B in the market. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues may be lower than if we marketed and sold our products directly with the highest priority, and we may be required to reduce or eliminate much of our commercial infrastructure and personnel as a result of such collaboration or partnership.

If we, or our partners, if any, are not successful in setting our marketing, pricing and reimbursement strategies, recruiting and maintaining effective sales and marketing personnel or in building and maintaining the infrastructure to support commercial operations, we will have difficulty successfully commercializing HEPLISAV-B, which would adversely affect our business and financial condition.

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell our product or product candidates on commercially reasonable terms.*

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price, as well as the availability of coverage and adequate reimbursement, from third-party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third-party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLSIAV-B sufficient to achieve profitability, and future acceptance of such pricing.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While a number of these and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business.

We have recently implemented a strategic restructuring to prioritize our vaccine business and explore strategic alternatives for our immuno-oncology portfolio, and we cannot assure you that we will be able to successfully execute on a strategic alternative for our immuno-oncology portfolio.*

In the second quarter of 2019, we implemented a strategic restructuring that would focus our efforts on HEPLISAV-B, which included a reduction in our workforce and operations to focus resources on HEPLISAV-B commercialization and sales execution as well as assess additional opportunities to leverage our 1018 adjuvant. Additionally, we are seeking strategic alternatives for our immuno-oncology portfolio, including our development stage products such as SD-101 and DV281. In connection with the restructuring, we made the determination to wind down ongoing immuno-oncology trials. Our ability to successfully execute on a strategic alternative for our immuno-oncology portfolio is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative for our immuno-oncology portfolio upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all.  Additionally, the negotiation and consummation of a transaction or other strategic alternative involving our immuno-oncology may be costly and time-consuming. Our strategic restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

We are subject to ongoing FDA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

Our HEPLISAV-B regulatory approval is subject to certain post-marketing obligations and commitments to the FDA. We must conduct an observational comparative study of HEPLISAV-B to another hepatitis B vaccine to assess occurrence of acute myocardial infarction; must conduct an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and must establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct these studies or complete these studies to the satisfaction of FDA could result in withdrawal of our BLA approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, any of which may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.*

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the nine months ended September 30, 2019 and 2018 were $115.8 million and $118.9 million, respectively. As of September 30, 2019, we had an accumulated deficit of $1.2 billion.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S., we expect to continue incurring operating losses for the foreseeable future. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. The timing for uptake of our product in the U.S. has further increased losses related to commercialization, and the advancement of our oncology pipeline has historically increased our costs as we conducted more and larger studies to invest in clinical development.  While we anticipate operating expenditures related to external oncology costs will decrease as a result of our strategic restructuring, due to the numerous risks and uncertainties associated with developing and commercializing vaccine and pharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations.*

As of September 30, 2019, we had $174.9 million in cash, cash equivalents and marketable securities. We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, including investment in HEPLISAV-B inventory, manufacturing and seek strategic alternatives for our immuno-oncology product candidates. Until we can generate a sufficient amount of revenue, we will need to finance our operations through strategic alliance and licensing arrangements and/or public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek additional strategic alternatives, which could have an adverse impact on our ability to achieve our business objectives.

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

As a biopharmaceutical company, we engage CROs to conduct clinical studies, and failure by us or our CROs to conduct a clinical study in accordance with GCP standards and other applicable regulatory requirements could result in disqualification of the applicable clinical trial from consideration in support of approval of a potential product.*

We are responsible for conducting our clinical trials consistent with GCP standards and for oversight of our vendors to ensure that they comply with such standards. We depend on medical institutions and CROs to conduct our clinical trials in compliance with GCP. To the extent that we or they fail to comply with GCP standards, fail to enroll participants for our clinical trials, or are delayed for a significant time in the execution of our trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business.

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

Third-party organizations such as patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by a Data Safety Monitoring Board (“DSMB”), and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

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

With respect to HEPLISAV-B and our other product candidates in development, we and our third-party manufacturers and suppliers are required to comply with applicable GMP regulations and other international regulatory requirements. The regulations require that our product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of key components and materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. Additionally, third-party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the manufacture of our products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

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

In February, 2018, we entered into a term loan agreement under which we have borrowed $179.1 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which is $30 million for the period July 1, 2019 through June 30, 2020, the first period for which we are subject to such requirement. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

We rely on CROs, Clinical Sites and Investigators for our clinical trials. If these third parties do not perform their obligations or meet expected deadlines our planned clinical trials may be extended, delayed, modified or terminated. While we maintain oversight over our clinical trials and conduct regular reviews of the data, we are dependent on the processes and quality control efforts of our third-party contractors to ensure that clinical trials are conducted properly and that detailed, quality records are maintained to support the results of the clinical trials that they are conducting on our behalf. Any extension, delay, modification or termination of our clinical trials or failure to ensure adequate documentation and the quality of the results in the clinical trials could delay or otherwise adversely affect our ability to commercialize our product candidates and could have a material adverse effect on our business and operations.

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

•

the Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign government officials and requires that a company’s books and records accurately reflect the company’s transactions; and

•

foreign and state law equivalents of each of the federal laws described above, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information on the pricing of certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

Our current research and development efforts depend in part upon our license arrangements for intellectual property owned by third parties. Our dependence on these licenses subjects us to numerous risks, such as disputes regarding the use of the licensed intellectual property and the creation and ownership of new discoveries under such license agreements. In addition, these license arrangements require us to make timely payments to maintain our licenses and typically contain diligence or milestone-based termination provisions. Our failure to meet any obligations pursuant to these agreements could allow our licensors to terminate our agreements or undertake other remedies such as converting exclusive to non-exclusive licenses if we are unable to cure or obtain waivers for such failures or amend such agreements on terms acceptable to us. In addition, our license agreements may be terminated or may expire by their terms, and we may not be able to maintain the exclusivity of these licenses. If we cannot obtain and maintain licenses that are advantageous or necessary to the development or the commercialization of our product candidates, we may be required to expend significant time and resources to develop or license similar technology or to find other alternatives to maintaining the competitive position of our products. If such alternatives are not available to us in a timely manner or on acceptable terms, we may be unable to continue development or commercialize our product candidates. In the absence of a current license, we may be required to redesign our technology so it does not infringe a third-party’s patents, which may not be possible or could require substantial funds and time.

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

If we or our collaborators are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against our products, for example, as may arise in connection with the commercialization of HEPLISAV-B or any similar product candidate, we or our collaborator could be required to pay substantial damages or be unable to commercialize our product candidates or use our proprietary technologies without a license from such third-party. A license may require the payment of substantial fees or royalties, require a grant of a cross-license to our technology or may not be available on acceptable terms, if at all. Any of these outcomes could require us to change our business strategy and could materially impact our business and operations.

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

•	our ability to receive timely regulatory approval for our product candidates;
•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;
•	our ability to raise additional capital to fund our operations;
•	the success or failure of clinical trials involving our immuno-oncology product candidates and the product candidates of third-party collaborators in combination studies;
•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;
•	our ability to obtain component materials and successfully enter into manufacturing relationships for our product candidates or establish manufacturing capacity on our own;
•	our ability to establish and maintain licensing agreements for intellectual property necessary for the development of our product candidates;
•	changes in government regulations, general economic conditions or industry announcements;
•	changes in the structure of healthcare payment systems;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	actual or anticipated fluctuations in our quarterly financial and operating results; and
•	the volume of trading in our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2019 we had 83,865,119 shares of common stock outstanding, all of which shares were eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements under Rule 144 of the Securities Act of 1933, as amended.

Under our universal shelf registration statement filed by us in August 2017, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 ATM Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of September 30, 2019, we have $118.6 million remaining under this agreement. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	3.1	8-K	August 8, 2019	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Series B Preferred Stock Certificate					X
4.4	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
10.1+	Form of Indemnification Agreement					X
10.2	Sublease, by and between Dynavax Technologies Corporation and MedAmerica, Inc. (d/b/a Vituity), dated July 2, 2019.					X
10.3	Sublease, by and between Dynavax Technologies Corporation and Zymergen Inc., dated July 12, 2019					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.4	Amendment No. 2 to Term Loan Agreement and Fee Letter, by and among Dynavax Technologies Corporation, CRG Partners III L.P., CRG Partners III–Parallel Fund “A” L.P. and CRG Servicing LLC.					X
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
+	Indicates management contract, compensatory plan or arrangement.

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE EX—104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

The certifications attached as Exhibits 32.1, 32.2 and 32.3 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 7, 2019	By:	/s/ DAVID NOVACK
David Novack
Co-President, Senior Vice President, Operations
(Co-Principal Executive Officer)

Date: November 7, 2019	By:	/s/ RYAN SPENCER
Ryan Spencer
Co-President, Senior Vice President, Commercial
(Co-Principal Executive Officer)

Date: November 7, 2019	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2019	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)