Form 10-K
period 2019-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2020-03-11
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2019 as reported on the Nasdaq Capital Market, was approximately $207,000,000. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2020, the registrant had outstanding 86,188,763 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B®, our anticipated market opportunity and level of sales of HEPLISAV-B, our business, collaboration and regulatory strategy, our ability to manufacture commercial supply and meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout our document and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

OVERVIEW

We are a fully-integrated biopharmaceutical company focused on developing and commercializing novel vaccines. Our first commercial product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S.

VACCINES AND VACCINE ADJUVANTS AND HEPLISAV-B’S NOVEL ADJUVANT 1018

Vaccines are products that stimulate a person’s immune system to protect against a specific disease. Vaccines generally consist of a virus, bacteria or other pathogen, or a component, called an antigen, that can generate an immune response against that pathogen. Many antigens, including those used in recombinant subunit vaccines, are often poorly immunogenic and require additional components to help stimulate protective immunity based on antibodies and effector T cell functions. These additional components, called adjuvants, provide the help needed to enhance the immunogenicity of vaccine antigens.  Adjuvants can increase the magnitude of an adaptive response to a vaccine and can guide the type of adaptive response to produce the most appropriate form of immunity for each specific pathogen.

HEPLISAV-B and each of the vaccines it directly competes against use recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) to elicit an immune response to the virus. The other FDA approved HBV vaccines use aluminum as an adjuvant and we use 1018, our proprietary Toll-Like Receptor 9 (“TLR9’) agonist adjuvant. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection and increased antibody titers and increased seroconversion rates in a general adult population and adult populations with reduced responsiveness with two doses in one month compared to three doses over six months required for a competitor product containing alum, and it had a similar safety profile.

Toll-like Receptor Immune Modulation Platform

Toll-like receptors (“TLRs”) are a family of transmembrane proteins that play a vital role in innate immunity and subsequent adaptive immunity. Signaling through these receptors is triggered by the binding of a variety of pathogen-associated molecules and is essential to generation of innate immunity. The innate immune response is, in effect, the first line of defense against viruses, bacteria and other potential pathogens. The innate response also initiates and regulates the generation of an adaptive immune response composed of highly specific antibodies and T cells. Our work has been focused primarily on stimulation of a subset of TLRs that have evolved to recognize bacterial and viral nucleic acids. This work resulted in the identification of proprietary synthetic oligonucleotides (short segments of DNA), that mimic the activity of microbial DNA and selectively activate one of these important receptors, TLR9. These are called CpG oligonucleotides – CpGs for short – referring to the presence of specific nucleotide sequences containing the CG base pair.

Our vaccine research to date has focused on the use of TLR9 agonists as novel vaccine adjuvants. CpG B-Class TLR9 agonists, such as our 1018 vaccine adjuvant, stimulate release of cytokines necessary for T cell activation and establishing long-term immunity. TLR9 stimulation also helps generate memory T Helper 1 (“Th1”) cells that can stimulate the immune system to induce long-lasting effects. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and durable levels of protective antibodies.

Our Strategy

Our primary objective is to make HEPLISAV-B the standard of care in the U.S. for immunization of adults against hepatitis B. Our strategy is to focus our commercial efforts on:

•	converting the current market to HEPLISAV-B,
•	development of a dosing regimen for the dialysis segment,
•	expanding adult immunization and coverage rates,
•	increasing second dose compliance, and
•	expansion of the market to persons with diabetes.

In March 2019, we submitted, and the European Medicines Agency (“EMA”) accepted, our Marketing Authorization Application (“MAA”) for HEPLISAV-B. We are exploring territories where it would be commercially feasible to market on our own or through third parties.

We also are evaluating application of our adjuvant technology to additional vaccines, including our 1018 adjuvant. Our initial program is a collaboration with the Serum Institute of India Pvt. Ltd. to develop an improved pertussis vaccine.

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

We are conducting an open-label, single arm study evaluating HEPLISAV-B in adults with end stage renal disease who are initiating or undergoing hemodialysis. The study is designed to evaluate the immunogenicity and safety of a four-dose regimen in these subjects. Initial data are expected during 2020.

Commercialization of HEPLISAV-B in the United States

Dynavax has worldwide commercial rights to HEPLISAV-B. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (“GSK”) and Recombivax-HB® from Merck & Co. (“Merck”).

Total U.S. gross sales for adult hepatitis B vaccines are estimated to be approximately $400 million annually. The market opportunity could increase to over $700 million in gross sales annually with expanding adult immunization and coverage rates, increased second dose compliance, price increases and expansion of use in persons with diabetes. The largest segments of the market are concentrated in independent hospitals and clinics, integrated delivery networks, dialysis centers, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. Our promotional activity is focused on the largest accounts in each segment. We are currently targeting approximately 60% of hepatitis B vaccine sales in the U.S., with our field sales force of approximately 60 people across 6 regions. We are currently studying a four-dose regimen of HEPLISAV-B for patients on hemodialysis. Upon availability of this dosing schedule, we expect to add dialysis centers to our personal promotion efforts which could increase our coverage of the U.S. market to approximately 75%.

In late 2012 the ACIP expanded its recommendation for adults who should be vaccinated against hepatitis B to include people with diabetes mellitus (type 1 and type 2). According to the CDC there are 20 million adults diagnosed with diabetes and another 1.5 million new cases diagnosed each year. This population represents a significant increase in the number of adults recommended for vaccination against hepatitis B in the U.S. Additional sources of potential growth in the market opportunity include improved second dose compliance and increases in adult immunization and coverage rates.

Post-Marketing Obligations Related to HEPLISAV-B

Our FDA approval is subject to certain post-marketing obligations. For example, we are conducting an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018 and is scheduled to continue through November 2020. In December 2019, we filed with the FDA a cumulative report on both interim analyses of the study. The event rates reflected in the interim analyses were similar between the two treatment arms. The independent data monitoring committee concurred the analyses showed no evidence of an increase in AMI events in the HEPLISAV-B arm as compared to the Engerix-B arm.

INTELLECTUAL PROPERTY

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Generally, we seek patent protection in the U.S and foreign countries on a selective basis to further protect the inventions that we or our partners consider important to the development of our business. We also rely on trade secrets and contracts to protect our proprietary information.

As of December 31, 2019, our intellectual property portfolio included over 25 issued U.S. patents, over 140 issued or granted foreign patents and over 40 additional owned or co-owned pending U.S. and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof. Most of these patents and patent applications relate to our discontinued immuno-oncology programs. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that expire in 2032.

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

In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of patents varies in accordance with provisions of applicable local law, but typically is 20 years from the filing date. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2021 to 2039.

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

HEPLISAV-B, a two-dose in one month adult hepatitis B vaccine, competes directly with conventional three-dose over six months marketed vaccines Engerix-B from GSK as well as Recombivax-HB marketed by Merck. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. A three dose HBV vaccine is reported to be under development by VBI Vaccines Inc (“VBI”).

We are in competition with companies developing vaccines and vaccine adjuvants, including GSK, Pfizer, Inc., Sanofi S.A., Merck, Seqirus, Agenus, Inc., Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva SE and VBI.

Many of the entities developing or marketing these competing products have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative agreements with large, established companies with access to capital. These entities may also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to or necessary for our programs.

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

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states and local jurisdictions have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, register pharmaceutical sales representatives, and prohibiting certain other sales and marketing practices. In addition, a similar federal requirement, known as the Physician Payments Sunshine Act, requires manufacturers, including pharmaceutical manufacturers, to track and report annually to the federal government certain payments and other transfers of value made to physicians, as defined by such law, and other healthcare professionals and teaching hospitals and ownership or investment interests held by such physicians and their immediate family members. The federal government discloses the reported information on a publicly available website. Certain states, such as Massachusetts, also make the reported information publicly available. In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations. These laws may adversely affect our sales, marketing, and other activities with respect to our products in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access. For example, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufactures. There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Such interest has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in California, effective January 1, 2019, drug companies must notify insurers and government regulators of certain price increases and provide an explanation of the reasons for such increases.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare

Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

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

MANUFACTURING

We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B and our product candidates, including the manufacturing of TLR agonists, antigens, and the formulation, fill and finish of the resultant products. We have relied on a limited number of suppliers to produce products for clinical trials and a single supplier to produce our 1018 for HEPLISAV-B. In order to successfully manufacture and commercialize HEPLISAV-B, we have secured long term supply agreements with the key third party suppliers and vendors for supply of product for commercialization. To date, we have manufactured only small quantities of TLR agonists ourselves for development purposes. We currently manufacture the HBsAg for HEPLISAV-B at our Dynavax GmbH facility.

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

We also care about the environment. To that end, our headquarters is in a building certified as “Gold” level on the LEED Scorecard as set forth by the United States Green Building Committee. Additionally, the Company offers incentives to employees to utilize public transit in order to reduce traffic congestion and pollution and there is a free shuttle from our building to public transportation. We also allow our employees to telecommute one or more days a week, depending on the nature of their role, which further helps reduce congestion and pollution. In addition, we have an active recycling program. We continue to consider other ways in which we can conduct our business in an environmentally friendly manner.

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.

EMPLOYEES

As of December 31, 2019, we had 231 employees, including 78 employees at our corporate headquarters in Emeryville, California, 54 field-based employees located throughout the U.S. and 99 employees in our office and manufacturing facility in Düsseldorf, Germany.

THE COMPANY AND BACKGROUND

Dynavax Technologies Corporation was incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We were reincorporated in Delaware in November 2000 and listed on the Nasdaq Capital Market under the ticker symbol “DVAX”.

Our principal executive offices are located at 2100 Powell Street, Suite 900, Emeryville, California, 94608. Our telephone number is (510) 848-5100. We make available, free of charge on our website located at www.dynavax.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission. Our code of conduct, audit committee charter, nominating and corporate governance committee charter, compensation committee charter and audit committee complaint procedures are also posted on our website and are each available in print to any stockholder upon request by writing to: 2100 Powell Street, Suite 900, Emeryville, California, 94608. The contents of our website are not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

Various statements in this Annual Report on Form 10-K are forward-looking statements concerning our future efforts to obtain regulatory approval, achieve restructuring goals, commercialize approved products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business.

We implemented a strategic restructuring to prioritize our vaccine business and explore strategic alternatives for our immuno-oncology portfolio, and we cannot assure you that we will be able to successfully execute on a strategic alternative for our immuno-oncology portfolio.

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

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we must conduct an observational comparative study of HEPLISAV-B to Energix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018 and is scheduled to continue through November 2020. We must also t conduct an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct these studies or complete these studies to the satisfaction of FDA could result in withdrawal of our BLA approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, any of which may have a material adverse effect on our business, results of operations, financial condition and prospects.

In December 2019, we filed with the FDA a cumulative report on both interim analyses of the ongoing observational comparative AMI study. The interim analyses were based on currently-available data, and the final results, related findings and conclusions of the study will not be known until its completion and the receipt and review of the complete study data. Interim results may not be reproduced in the future, and thus should be considered carefully and not relied upon as indicative of future study results. Material adverse differences in final data, compared to interim data, could significantly adversely affect our business and business prospects, including our future HEPLISAV-B business. Certain assumptions, estimations, calculations and conclusions may have been made in connection with the interim analyses of the study data, and others, including regulatory agencies, may not accept or agree with these assumptions, estimations, calculations or conclusions, or may interpret or weigh the importance of data differently, which could impact the actual or perceived value of the study, HEPLISAV-B or the Company in general.

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing therapies to prevent or treat cancer and infectious and inflammatory diseases. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck and GlaxoSmithKline plc (“GSK”) and if approved outside the U.S., with vaccines from those companies as well as several additional established pharmaceutical companies. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. A three dose HBV vaccine is reported to be under development by VBI Vaccines Inc (“VBI”).

We are in competition with companies developing vaccines and vaccine adjuvants, including GSK, Pfizer, Sanofi, Merck, Seqirus, Agenus, Emergent BioSolutions, Novavax, Medicago and VBI.

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

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for years ended December 31, 2019 and 2018 were $152.6 million and $158.9 million, respectively. As of December 31, 2019, we had an accumulated deficit of $1.2 billion.

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

Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations.

As of December 31, 2019, we had $151.1 million in cash, cash equivalents and marketable securities. We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B, including investment in HEPLISAV-B inventory, manufacturing and seek strategic alternatives for our immuno-oncology product candidates. Until we can generate a sufficient amount of revenue, we will need to finance our operations through strategic alliance and licensing arrangements and/or public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek additional strategic alternatives, which could have an adverse impact on our ability to achieve our business objectives.

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

In the event that we determine to pursue commercialization of HEPLISAV-B outside the United States, such as in Europe, our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, there is the risk that we may not receive approval in one or more jurisdictions. In March, 2019, we submitted, and the European Medical Agency (“EMA”) accepted, our Marketing Authorization Application (“MAA”) for HEPLISAV-B. We may not be able to provide sufficient data or respond to comments to our MAA sufficient to obtain regulatory approval in Europe in a reasonable time period or at all.

The results of clinical trials conducted to support regulatory approval in one or more jurisdictions, and any failure or delay in obtaining regulatory approval in one or more jurisdictions, may have a negative effect on the regulatory approval process in other jurisdictions, including our regulatory approval in the United States. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates, which would impair our ability to generate revenues.

Clinical trials for our commercial product and product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain.

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA requirements are expensive and time consuming, may take more time to complete than expected or may not be completed, and may not have favorable outcomes. In addition, results from smaller, earlier stage clinical studies may not be representative of larger, controlled clinical trials that would be required in order to obtain regulatory approval of a product candidate.

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

As a biopharmaceutical company, we engage CROs to conduct clinical studies, and failure by us or our CROs to conduct a clinical study in accordance with GCP standards and other applicable regulatory requirements could result in disqualification of the applicable clinical trial from consideration in support of approval of a potential product.

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

The EMA and other Regulatory Authorities may require more clinical trials for our product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates and may impair our ability to generate revenues.

Our registration and commercial timelines depend on further discussions with regulatory agencies and requirements and requests they may make for additional data or completion of additional clinical trials. Any such requirements or requests could:

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

HEPLISAV-B, SD-101 and most of our earlier stage programs rely on oligonucleotide TLR agonists. Serious adverse event data relating to TLR agonists may require us to reduce the scope of or discontinue our operations, or reevaluate the viability of strategic alternatives.

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

A key part of our business strategy for products in development is to establish collaborative relationships to help fund development and commercialization of our product candidates and research programs. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to continue to develop and commercialize those products and programs, if at all.

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

In February, 2018, we entered into a term loan agreement under which we have borrowed $180.0 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which is $30 million for the period July 1, 2019 through June 30, 2020, the first period for which we are subject to such requirement. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

As we focus on commercialization of HEPLISAV-B, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.

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
•

the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, “ACA”) which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members;

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

Violations of any of the laws described above or any other applicable governmental regulations and other similar foreign laws may subject us, our employees or our agents to significant criminal, civil and administrative penalties, including fines, civil monetary penalties, exclusion from participation in government health care programs (including Medicare and Medicaid), disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the restriction or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Additionally, whether or not we have complied with the law, an investigation into alleged unlawful conduct may cause us to incur significant expense, cause reputational damage, divert management time and attention, and otherwise adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There remain legal and political challenges to certain aspects of ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and on our business.

Other legislative changes have also been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

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

Our business operations are vulnerable to interruptions by natural disasters, epidemics and other catastrophic events beyond our control, the occurrence of which could materially harm our manufacturing, distribution, sales, business operations and financial results.

Our business operations are subject to interruption by natural disasters and other catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, fires, droughts, tornadoes, electrical blackouts, public health crises and pandemics, war, terrorism, and geo-political unrest and uncertainties. We have not undertaken a systematic analysis of the potential consequences to our business that might result from any such natural disaster or other catastrophic event and have limited recovery plans in place. If any of these events occur, our manufacturing and supply chain, distribution, sales and marketing efforts and other business operations could be subject to business shutdowns or disruptions and financial results could be adversely affected. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions resulting from these events, but if we or any of the third parties with whom we engage, including the suppliers, contract manufacturers, distributors and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely affected in a number of ways, some of which are not predicable.

Our business could be adversely affected by health epidemics in regions where we have manufacturing facilities, sales activities or other business operations.  For example, outbreaks of epidemic or pandemic diseases, such as might be caused by the COVID-19 coronavirus, or the fear of such events, could cause restrictions on supply chains, access to workplaces and affect employee health and availability.  If the COVID-19 outbreak continues to spread, we may need to limit operations or implement limitations, including work from home policies. In addition, customers may postpone face to face meetings and impose restrictions on access by non-essential personnel in hospitals or clinics, all of which could slow adoption and implementation by some customers, resulting in lower sales.

Although we maintain inventories of HEPLISAV-B and its components, our ability and those of our contractors and distributors to produce and distribute HEPLISAV-B could be adversely affected.  A pandemic or similar health challenge could severely impact the U.S. healthcare system, which may have an adverse effect on usage and sales of HEPLISAV-B. In addition, any such event could result in widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could affect the demand for HEPLISAV-B and future revenue and operating results and our ability to raise additional capital when needed on acceptable terms, if at all.

Additionally, our corporate headquarters in Emeryville CA, is located in a seismically active region that also is subject to possible electrical shutdowns and wildfires. Because we do not carry earthquake insurance for earthquake-related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.

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

In the United States, California adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent such events.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 ATM Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of December 31, 2019, we have $118.6 million remaining under this agreement. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2019, we lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into an agreement to sublease 23,976 square feet of office space located at 2100 Powell Street, Emeryville, California for our new global headquarters. This sublease agreement will continue until June 30, 2022. The lease for our former global headquarters at 2929 Seventh Street, Berkeley, California was terminated effective August 31, 2019.

In September 2018, we entered into an agreement to lease 75,662 square feet of laboratory and office space located at 5959 Horton Street, Emeryville, California (“Horton Street Lease”). Following our strategic organizational restructuring in May 2019, in July 2019, we entered into an agreement to sublease the entire 75,662 square feet to a third party (“Horton Street Sublease”). Both the Horton Street Lease and Horton Street Sublease will continue until March 31, 2031.

We also lease approximately 5,600 square meters of manufacturing and office space in Düsseldorf, Germany under lease agreements expiring in March 2023.

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

As of March 6, 2020, there were approximately 50 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2019, 2018 and 2017 and the Consolidated Balance Sheets Data as of December 31, 2019 and 2018 are derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2016 and 2015 and the Consolidated Balance Sheets Data as of December 31, 2017, 2016 and 2015 are derived from audited Consolidated Financial Statements that are not included in this Form 10-K. Historical results are not necessarily indicative of results to be anticipated in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Product revenue, net	$34,644	$6,812	$-	$-	$-
Other revenue	575	1,386	327	11,043	4,050
Total revenues	35,219	8,198	327	11,043	4,050
Operating expenses:
Cost of sales - product	10,172	10,934	-	-	-
Cost of sales - amortization of intangible assets	9,217	10,862	1,194	-	-
Research and development	62,331	74,951	64,988	84,493	86,943
Selling, general and administrative	74,986	64,770	27,367	37,257	22,180
Restructuring	13,356	-	2,783	-	-
Total operating expenses	170,062	161,517	96,332	121,750	109,123
Loss from operations	(134,843)	(153,319)	(96,005)	(110,707)	(105,073)
Other income (expense):
Interest income	3,370	3,828	1,337	755	205
Interest expense	(16,977)	(9,338)	-	-	(572)
Sublease income	2,619	-	-	-	-
Change in fair value of warrant liability	(7,500)	-	-	-	-
Other income (expense), net	731	(70)	(486)	(2,492)	317
Loss on extinguishment of debt	-	-	-	-	(1,671)
Net loss	(152,600)	(158,899)	(95,154)	(112,444)	(106,794)
Preferred stock deemed dividend(1)	(3,267)	-	-	-	-
Net loss allocable to common stockholders	$(155,867)	$(158,899)	$(95,154)	$(112,444)	$(106,794)
Net loss per share allocable to common stockholders - basic and diluted	$(2.16)	$(2.55)	$(1.81)	$(2.92)	$(3.25)
Weighted average shares used to compute basic and diluted net loss per share allocable to common stockholders	72,024	62,362	52,613	38,506	32,881

(1)

Deemed dividend related to beneficial conversion feature of convertible preferred stock. The fair value of the common stock into which the Series B Preferred Stock was convertible exceeded the allocated purchase price of the Series B Preferred Stock by $3.3 million on the date of issuance, resulting in a deemed dividend. The Company recognized the deemed dividend as a one-time, non-cash, deemed dividend to the holders of Series B Preferred Stock on the date of issuance, which is the date the stock first became convertible.

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$151,055	$145,536	$191,854	$81,415	$196,125
Working capital	155,606	136,331	179,430	69,563	171,161
Total assets(2)	279,068	210,884	218,785	109,680	216,633
Long-term debt, net	178,601	100,871	-	-	-
Accumulated deficit	(1,218,824)	(1,066,224)	(907,325)	(812,171)	(699,727)
Total stockholders’ equity	8,290	63,065	199,549	89,201	187,079

(2)	The December 31, 2019 balance includes operating lease right-of-use assets of $30.3 million as a result of the ASC 842 adoption on January 1, 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a fully-integrated biopharmaceutical company focused on developing and commercializing novel vaccines. Our first commercial product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S.

We have worldwide commercial rights to HEPLISAV-B. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc and Recombivax-HB® from Merck & Co.

All of product revenue is from sales of HEPLISAV-B to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the year ended December 31, 2019, product revenue, net was $34.6 million.

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. We have completed our restructuring activities and recognized restructuring costs of $13.4 million in 2019.

In February 2018, we entered into a term loan agreement with CRG Servicing LLC. We borrowed $100 million at closing and the remaining $75.0 million in March 2019. At December 31, 2019, the balance of the term loan was $178.6 million and the loan and related unpaid interest and fees are due in December 2023.

In August 2019, we sold 18,525,000 shares of common stock, 4,840 shares of Series B Convertible Preferred Stock and warrants to purchase an aggregate of 5,841,250 shares of common stock in an underwritten public offering. Total net proceeds from the offering were approximately $65.6 million. In addition, for the year ended December 31, 2019, we received net cash proceeds of $13.9 million from sales of 1,386,906 shares of our common stock under the At Market Sales Agreement with Cowen and Company, LLC entered in November 2017.

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. On an ongoing basis, we evaluate our estimates, assumptions and judgments described below that have the greatest potential impact on our consolidated financial statements, including those related to revenue recognition, research and development activities, stock-based compensation, inventories and leases. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounting assumptions and estimates are inherently uncertain and actual results may differ materially from these estimates under different assumptions or conditions.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the years ended December 31, 2019 and 2018.

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

Collaboration and Manufacturing Service Revenue

We have entered into collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer. Manufacturing service revenue is included in other revenue in our consolidated statements of operations.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities during the years presented.

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

We determine if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities and long-term portion of lease liabilities in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to apply the recognition requirements of ASC 842 for short-term leases.

As lessors, we determine if an arrangement includes a lease at inception. We elected the practical expedient to not separate lease components from non-lease components. Sublease income is recognized on a straight-line basis over the expected lease term and is included in other income (expense) in our consolidated statements of operations.

Restructuring

Restructurings costs are comprised of severance, other termination benefit costs, stock-based compensation expense for stock award and stock option modifications related to workforce reductions and accelerated depreciation. We recognize restructuring charges when the liability is probable and the amount is estimable. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As a smaller reporting company, this ASU and its subsequent updates, is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Results of Operations

Revenues

Revenues consisted of amounts earned from product sales, manufacturing service and collaboration revenue.

Product revenue, net, reflects sales of HEPLISAV-B. We commenced commercial shipments of HEPLISAV-B in January 2018, deployed our field sales force in February 2018 and, in April 2019, converted the external sales force to our employees.

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

The following is a summary of our revenues (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2018 to 2019		2017 to 2018
Revenues:	2019	2018	2017	$	%	$	%
Product revenue, net	$34,644	$6,812	$-	$27,832	409%	$6,812	NM
Collaboration revenue	143	1,386	-	(1,243)	(90)%	1,386	NM
Other revenue	432	-	327	432	NM	(327)	NM
Total revenues	$35,219	$8,198	$327	$27,021	330%	$7,871	NM

NM = Not meaningful

2019 versus 2018

For the year ended December 31, 2019, product revenue, net increased due to higher volume as additional healthcare providers completed operational activities required to switch to HEPLISAV-B and existing customers placed repeat orders.  We expect quarterly sales will increase during 2020 as healthcare providers complete their reviews and operational activities required to switch to the new 2-dose regimen provided by HEPLISAV-B and existing customers repeat orders. At our current scale, quarterly product sales can be affected by variations in seasonal factors such as the lower Department of Defense purchases following the summer surge of new recruits, days lost to holiday periods, which can delay implementation and ordering by customers, and the stocking patterns of our distributors.

Collaboration revenue relates to services performed in 2019 under a collaboration agreement with Serum Institute of India Pvt. Ltd. Other revenue includes manufacturing service revenue of $0.4 million.

2018 versus 2017

Initial sales efforts during 2018 focused on ensuring market access to enable healthcare providers to purchase HEPLISAV-B including obtaining payor coverage and securing contracts with distributors, group purchasing organizations, physician buying groups and federal government entities. Sales efforts were focused on advancing HEPLISAV-B through the complex approval and procurement processes in large institutional accounts across the country.

Collaboration revenue relates to services performed in 2018 under a collaboration agreement with Serum Institute of India Pvt. Ltd.

Cost of Sales – Product

The following is a summary of our cost of sales - product (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2018 to 2019		2017 to 2018
	2019	2018	2017	$ %		$	%
Cost of sales - product	$10,172	$10,934	$-	$(762)	(7)%	$10,934	NM

2019 versus 2018

Cost of sales - product for the year ended December 31, 2019 primarily includes certain fill, finish and overhead costs for pre-filled syringes (“PFS”) of HEPLISAV-B and costs related to a terminated batch. Our HEPLISAV-B PFS finished goods inventory includes components for which a portion of the manufacturing costs were previously expensed to research and development prior to the approval of the PFS presentation by the FDA in March 2018. We expect to use this HEPLISAV-B PFS inventory over approximately the next six to nine months. We expect cost of sales of HEPLISAV-B PFS, on a per unit basis, to increase as we produce and then sell inventory that reflects the full cost of manufacturing the product.

At December 31, 2019, inventories, net increased to $41.3 million from $19.0 million at December 31, 2018 to support increased projected sales.

Cost of Sales - Amortization of Intangible Assets

The following is a summary of our cost of sales – amortization of intangible assets (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2018 to 2019		2017 to 2018
	2019	2018	2017	$ %		$ %
Cost of sales - amortization of intangible assets	$9,217	$10,862	$1,194	$(1,645)	(15)%	$9,668	810%

Cost of sales - amortization of intangible assets consists of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fees to Coley Pharmaceutical Group, Inc. (“Coley”), Merck, Sharpe & Dohme Corp. (“Merck”) and GlaxoSmithKline Biologicals SA (“GSK”), upon or after FDA approval of HEPLISAV-B in November 2017. The intangible assets related to Coley and GSK have been fully-amortized in 2018. At December 31, 2019, the intangible asset related to Merck of $2.5 million has an estimated remaining useful life through the patent expiration date in April 2020.

Research and Development

Research and development expense consists, primarily, of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services consist of costs associated with clinical development, process development, preclinical discovery and development, regulatory filings and research, including fees and expenses incurred by contract research organizations, clinical study sites, and other service providers and costs of manufacturing product candidates prior to approval.

The following is a summary of our research and development expense (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2018 to 2019		2017 to 2018
Research and Development:	2019	2018	2017	$	%	$	%
Compensation and related personnel costs	$21,933	$30,466	$28,577	$(8,533)	(28)%	$1,889	7%
Outside services	25,437	28,213	20,112	$(2,776)	(10)%	8,101	40%
Facility costs	6,903	6,668	8,472	$235	4%	(1,804)	(21)%
Non-cash stock-based compensation	8,058	9,604	7,827	$(1,546)	(16)%	1,777	23%
Total research and development	$62,331	$74,951	$64,988	$(12,620)	(17)%	$9,963	15%

In May 2019 we announced a strategic organizational restructuring to align our operations around our vaccine business and significantly curtail further investment in immuno-oncology research and development.

2019 versus 2018

Compensation and related personnel costs and non-cash stock-based compensation decreased in the 2019 periods compared to the 2018 periods due to lower research and development headcount as a result of our restructuring in May 2019. Outside services in 2019 decreased versus the comparable period in 2018 due to an overall reduction in costs to support the development of SD-101 and earlier stage immuno-oncology programs after the restructuring.

2018 versus 2017

Compensation and related personnel costs and non-cash stock-based compensation increased due to an overall increase in headcount to support the ongoing development of SD-101, DV281 and earlier stage oncology programs. Outside services increased, primarily, due to the ongoing development of SD-101.

For the year ended December 31, 2018 and as a result of the regulatory approval of PFS of HEPLISAV-B in late March 2018, costs incurred at our Düsseldorf facility to resume operating activities were charged to cost of sales – product, while costs incurred to manufacture HEPLISAV-B for commercial sale were accounted for as inventory. For the comparative prior year period, facility costs, which include an overhead allocation of occupancy and related expenses, included full operating costs of our Düsseldorf facility.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of compensation and related costs for our commercial support personnel, medical education professionals and personnel in executive and other administrative functions, including legal, finance and information technology; costs for outside services such as sales and marketing, post-marketing studies of HEPLISAV-B, accounting, commercial development, consulting, business development, investor relations and insurance; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2018 to 2019		2017 to 2018
Selling, General and Administrative:	2019	2018	2017	$	%	$	%
Compensation and related personnel costs	$28,525	$15,993	$8,685	$12,532	78%	$7,308	84%
Outside services	26,269	31,758	7,611	(5,489)	(17)%	24,147	317%
Legal costs	2,293	2,792	2,777	(499)	(18)%	15	1%
Facility costs	7,675	2,466	1,204	5,209	211%	1,262	105%
Non-cash stock-based compensation	10,224	11,761	7,090	(1,537)	(13)%	4,671	66%
Total selling, general and administrative	$74,986	$64,770	$27,367	$10,216	16%	$37,403	137%

2019 versus 2018

The increase in compensation and related personnel costs and the related decrease in outside services was due to the conversion of the external sales force to our employees effective April 1, 2019. The corresponding decrease in outside services was partially offset by an increase in post-marketing study costs for completion of certain milestones in the HEPLISAV-B post marketing study, and costs for increased sales and marketing activities. Legal costs decreased primarily due to outside counsel costs incurred in the first quarter of 2018 in connection with the loan financing. Facility costs, which include an overhead allocation of occupancy and related expenses, increased primarily due to additional rent costs pursuant to our 5959 Horton Street lease. We are recouping these additional rent costs through our sublease of the space to a third party. The related sublease income is being recorded as part of other income (expense) in our consolidated statement of operations. Non-cash stock-based compensation decreased compared to the prior period due to the timing of vesting of certain stock awards granted in 2017.

2018 versus 2017

Compensation and related personnel costs and non-cash stock-based compensation increased, primarily, due to an increase in employee headcount to support HEPLISAV-B commercial activities. Outside services increased due to an overall increase in HEPLISAV-B sales, marketing and commercial activities, including full-deployment of a contract sales force, post-marketing studies and consultants for commercial development services. Facility costs, which include an overhead allocation and is primarily comprised of occupancy and related expenses, increased due to overall higher facility-related costs and an increase in headcount.

Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or by approximately 36%, of U.S.-based personnel. We have completed our restructuring activities and recognized restructuring costs of $13.4 million in 2019.

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities. Interest expense includes the stated interest and accretion of discount and end of term fee related to our long-term debt agreement entered into in February 2018. Sublease income is recognized in connection with our sublease of office and laboratory space. Change in fair value of warrant liability reflects the changes in fair value of warrants issued in connection with equity financing in August 2019. Other income, net includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our other income (expense) (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2018 to 2019		2017 to 2018
	2019	2018	2017	$	%	$	%
Interest income	$3,370	$3,828	$1,337	$(458)	(12)%	$2,491	186%
Interest expense	$(16,977)	$(9,338)	$-	$7,639	82%	$9,338	NM
Sublease income	$2,619	$-	$-	$2,619	NM	$-	NM
Change in fair value of warrant liability	$(7,500)	$-	$-	$7,500	NM	$-	NM
Other income (expense), net	$731	$(70)	$(486)	$801	1,144%	$(416)	(86)%

NM = Not meaningful

2019 versus 2018

Interest expense increased due to the borrowing of the remaining $75.0 million in March 2019 under the term loan agreement with CRG Servicing LLC (“Loan Agreement”). During 2019, we recognized sublease income of $2.6 million in connection with our sublease of office and laboratory space located at 5959 Horton Street, Emeryville, California to a third party. The change in the fair value of the warrant liability is primarily due to increase in our stock price. The change in other income, net is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

2018 versus 2017

Interest income increased primarily due to a higher yield and higher average investment balance. We began incurring interest expense for the $100.0 million we borrowed on February 20, 2018 under a term loan agreement with CRG Servicing LLC. The change in other expense, net is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of December 31, 2019, we had $151.1 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of December 31, 2019, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

At December 31, 2019, $118.6 million of common stock remained available for sale under our At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”). Subsequent to December 31, 2019 and through March 11, 2020, we sold 2,180,266 shares of common stock for net proceeds of $11.7 million under the 2017 ATM Agreement.

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

2019 versus 2018

During the year ended December 31, 2019, we used $121.3 million of cash for our operations primarily due to our net loss of $152.6 million, of which $58.0 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, change in fair value of warrant liability, non-cash interest expense, amortization of right-of-use assets and accretion and amortization on marketable securities. During the year ended December 31, 2018, we used $131.3 million of cash for our operations primarily due to our net loss of $158.9 million, of which $39.3 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. Cash used in our operations during 2019 decreased by $10.0 million. For the year ended December 31, 2019, we received tenant improvement reimbursements from the landlord of 5959 Horton Street totaling $7.0 million. During the year ended December 31, 2019, we invested approximately $22.3 million in HEPLISAV-B inventory to support increased projected sales. Net cash used in operating activities is impacted by changes in our operating assets, and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2019, cash used in investing activities was $42.8 million compared to $55.5 million of cash provided by investing activities for the year ended December 31, 2018. Cash used in investing activities during the year ended December 31, 2019 included $13.4 million of net purchases of marketable securities compared to $70.7 million of net proceeds from maturities of marketable securities during 2018. During the year ended December 31, 2019, we paid $7.0 million of sublicense payment Merck compared to $11.0 million of milestone and sublicense payments to Coley, Merck and GSK during 2018. Net cash used in the purchases of property plant and equipment increased by $18.2 million from 2018 to 2019. The increase is, primarily, due to the installation of facility improvements.

During the year ended December 31, 2019 and 2018, net cash provided by financing activities was $154.4 million and $99.1 million, respectively. Cash provided by financing activities for the year ended December 31, 2019 included net proceeds of $74.3 million from the second tranche of the Loan Agreement, net proceeds of $52.0 million and $13.6 million from the issuance of common stock and Series B Convertible Preferred Stock, respectively, from our underwritten public offering in August 2019 and net proceeds of $13.9 million from the issuance of common stock under our 2017 ATM Agreement. During the year ended December 31, 2018, we received net cash proceeds of $99.0 million from the Loan Agreement.

2018 versus 2017

During the year ended December 31, 2018, we used $131.3 million of cash for our operations primarily due to our net loss of $158.9 million, of which $39.3 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. During the year ended December 31, 2017, we used $77.5 million of cash for our operations primarily due to a net loss of $95.2 million, of which $18.9 million consisted of non-cash charges such as stock-based compensation, depreciation and amortization, amortization of intangible assets and accretion and amortization on marketable securities. Cash used in our operations during 2018 increased by $53.8 million. Net cash used in operating activities is impacted by changes in our operating assets, and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2018, cash provided by investing activities was $55.5 million compared to $108.7 million of cash used in investing activities for the year ended December 31, 2017. Cash provided by investing activities during the year ended December 31, 2018 included $70.7 million of net proceeds from maturities of marketable securities compared to $108.0 million of net purchases of marketable securities during 2017. During the year ended December 31, 2018, we paid $11.0 million of milestone and sublicense payments to Coley, Merck and GSK. Net cash used in the purchases of property plant and equipment increased by $3.5 million from 2017 to 2018. The increase is, primarily, due to the installation of facility improvements and purchases of laboratory equipment at 5959 Horton Street, Emeryville, California and purchases of manufacturing equipment for our facility in Düsseldorf.

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

Contractual Obligations

The following summarizes our significant contractual obligations at December 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations:	Total	2020	2021-2022	2023-2024	2025 and Thereafter
Operating leases	$64,649	$7,023	$13,153	$9,913	$34,560
Long-term debt obligation	187,195	-	-	187,195	-
Purchase commitments	7,561	7,561	-	-	-
Sublicense agreement	7,000	7,000	-		-
Total contractual obligations	$266,405	$21,584	$13,153	$197,108	$34,560

We lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into an agreement to sublease 23,976 square feet of office space located at 2100 Powell Street, Emeryville, California for our new global headquarters. This sublease agreement will continue until June 30, 2022. As of December 31, 2019, we are obligated to make lease payments totaling $2.9 million, plus any operating expenses and taxes over the lease term.

In September 2018, we entered into an agreement to lease 75,662 square feet of laboratory and office space located at 5959 Horton Street, Emeryville, California at the rate of $4.75 per square foot, paid on a monthly basis (“Horton Street Lease”). As of December 31, 2019, we are obligated to make lease payments totaling $58.0 million, plus any operating expenses and taxes over the Horton Street Lease term. In July 2019, we entered into an agreement to sublease the entire 75,662 square feet to a third party at the rate of $5.50 per square foot, paid on a monthly basis (“Horton Street Sublease”). Both the Horton Street Lease and the Horton Street Sublease will continue until March 31, 2031.

We also lease our facility in Düsseldorf, Germany (“Düsseldorf Lease”) under an operating lease that expires in March 2023 with an option to renew for two five-year term. As of December 31, 2019, we are obligated to make lease payments totaling $1.7 million, plus any operating expenses and taxes over the lease term. During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding through December 31, 2019 and is collateralized by a certificate of deposit for 0.2 million Euros which has been included in restricted cash in the consolidated balance sheets as of December 31, 2019 and 2018.

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through December 31, 2019, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $178.6 million, net of debt discount of $1.4 million. Included in our total contractual obligations of $187.2 million is the principal amount of $175.0 million, paid-in-kind interest of $5.0 million and the backend facility fee of $7.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid.

In February 2018, we entered into a sublicense agreement with Merck, Sharpe & Dohme Corp. Under the agreement, we paid the third and last installment of $7.0 million in February 2020.

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of December 31, 2019.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds, U.S. government agency securities, U.S. treasuries and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of investments would be $1.1 million or $1.3 million, respectively.

Due to the short duration and nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2019 was $2.5 million primarily related to translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2019, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments effective January 1, 2019.

Basis for Opinion

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

San Francisco, California

March 11, 2020

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$39,884	$49,348
Marketable securities available-for-sale	111,171	96,188
Accounts and other receivables, net	8,886	3,704
Inventories, net	41,332	19,022
Prepaid expenses and other current assets	7,380	6,102
Total current assets	208,653	174,364
Property and equipment, net	32,022	17,064
Intangible assets, net	2,500	11,717
Operating lease right-of-use assets	30,252	-
Goodwill	2,081	2,144
Restricted cash	216	619
Other assets	3,344	4,976
Total assets	$279,068	$210,884
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,278	$5,278
Accrued research and development	4,120	9,714
Accrued liabilities	14,802	16,041
Warrant liability	14,860	-
Other current liabilities	9,987	7,000
Total current liabilities	53,047	38,033
Long-term debt, net	178,601	100,871
Long-term portion of lease liabilities	37,845	-
Other long-term liabilities	1,285	8,915
Total liabilities	270,778	147,819
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value	-	-
Authorized: 5,000 shares; Issued and outstanding:
Series B Convertible Preferred Stock — 5 shares at December 31, 2019 and no shares at December 31, 2018
Common stock: $0.001 par value; 139,000 shares authorized at December 31, 2019 and 2018; 83,871 and 62,862 shares issued and outstanding at December 31, 2019 and 2018, respectively	84	63
Additional paid-in capital	1,229,417	1,131,241
Accumulated other comprehensive loss	(2,387)	(2,015)
Accumulated deficit	(1,218,824)	(1,066,224)
Total stockholders’ equity	8,290	63,065
Total liabilities and stockholders’ equity	$279,068	$210,884

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product revenue, net	$34,644	$6,812	$-
Collaboration revenue	143	1,386	-
Other revenue	432	-	327
Total revenues	35,219	8,198	327
Operating expenses:
Cost of sales - product	10,172	10,934	-
Cost of sales - amortization of intangible assets	9,217	10,862	1,194
Research and development	62,331	74,951	64,988
Selling, general and administrative	74,986	64,770	27,367
Restructuring	13,356	-	2,783
Total operating expenses	170,062	161,517	96,332
Loss from operations	(134,843)	(153,319)	(96,005)
Other income (expense):
Interest income	3,370	3,828	1,337
Interest expense	(16,977)	(9,338)	-
Sublease income	2,619	-	-
Change in fair value of warrant liability	(7,500)	-	-
Other income (expense), net	731	(70)	(486)
Net loss	(152,600)	(158,899)	(95,154)
Preferred stock deemed dividend	(3,267)	-	-
Net loss allocable to common stockholders	$(155,867)	$(158,899)	$(95,154)
Net loss per share allocable to common stockholders - basic and diluted	$(2.16)	$(2.55)	$(1.81)
Weighted average shares used to compute basic and diluted net loss per share allocable to common stockholders	72,024	62,362	52,613

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(152,600)	$(158,899)	$(95,154)
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on marketable securities available-for-sale	140	12	(83)
Cumulative foreign currency translation adjustments	(512)	(1,146)	2,826
Total other comprehensive (loss) income	(372)	(1,134)	2,743
Total comprehensive loss	$(152,972)	$(160,033)	$(92,411)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Preferred Stock
	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2016	38,599	$39	-	$-	$904,957	$(3,624)	$(812,171)	$89,201
Issuance of common stock upon exercise of stock options and restricted stock awards, net	262	-	-	-	1,613	-	-	1,613
Issuance of common stock under Employee Stock Purchase Plan	84	-	-	-	293	-	-	293
Issuance of common stock, net of issuance costs	22,588	23	-	-	185,913	-	-	185,936
Stock compensation expense	-	-	-	-	14,917	-	-	14,917
Total other comprehensive income	-	-	-	-	-	2,743	-	2,743
Net loss	-	-	-	-	-	-	(95,154)	(95,154)
Balances at December 31, 2017	61,533	$62	-	$-	$1,107,693	$(881)	$(907,325)	$199,549
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	1,204	1	-	-	(524)	-	-	(523)
Issuance of common stock under Employee Stock Purchase Plan	125	-	-	-	594	-	-	594
Stock compensation expense	-	-	-	-	23,478	-	-	23,478
Total other comprehensive loss	-	-	-	-	-	(1,134)	-	(1,134)
Net loss	-	-	-	-	-	-	(158,899)	(158,899)
Balances at December 31, 2018	62,862	$63	-	$-	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance of common stock upon exercise of stock options and restricted stock awards, net	975	1	-	-	1	-	-	2
Issuance of common stock under Employee Stock Purchase Plan	122	-	-	-	565	-	-	565
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 14)	19,912	20	-	-	60,093	-	-	60,113
Issuance of Series B Convertible Preferred Stock, net of issuance costs, in conjunction with an underwritten public offering (see Note 14)	-	-	5	-	12,061	-	-	12,061
Stock compensation expense	-	-	-	-	25,456	-	-	25,456
Total other comprehensive loss	-	-	-	-	-	(372)	-	(372)
Net loss	-	-	-	-	-	-	(152,600)	(152,600)
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017 (As Adjusted)
Operating activities
Net loss	$(152,600)	$(158,899)	$(95,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,938	3,621	3,244
Amortization of right-of-use assets	3,375	-	-
Loss (gain) on disposal of property and equipment	18	98	(10)
Accretion of discounts and amortization of premiums on marketable securities	(1,462)	(1,559)	(193)
Change in fair value of warrant liability	7,500	-	-
Reversal of deferred rent upon lease amendment		-	(209)
Stock compensation expense	25,456	23,478	14,917
Cost of sales - amortization of intangible assets	9,217	10,862	1,194
Non-cash interest expense	4,973	2,755	-
Tenant improvements provided by the landlord	6,999	-	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(5,182)	(2,850)	488
Inventories, net	(22,310)	(18,710)	(312)
Prepaid expenses and other current assets	(1,278)	(2,405)	(1,830)
Other assets	1,632	(3,706)	(936)
Accounts payable	4,848	3,417	(1,915)
Lease liabilities	(2,000)	-	-
Accrued liabilities and other long-term liabilities	(9,376)	12,597	3,198
Net cash used in operating activities	(121,252)	(131,301)	(77,518)
Investing activities
Acquisition of technology licenses	(7,000)	(11,000)	-
Purchases of marketable securities	(215,191)	(213,804)	(227,672)
Proceeds from maturities and redemptions of marketable securities	201,810	284,457	119,638
Purchases of property and equipment, net	(22,401)	(4,187)	(669)
Net cash (used in) provided by investing activities	(42,782)	55,466	(108,703)
Financing activities
Proceeds from long-term debt, net	74,250	99,000	-
Proceeds from issuances of common stock, net	65,948	-	185,936
Proceeds from issuances of preferred stock, net	13,586	-	-
Proceeds (tax withholding) from exercise of stock options and restricted stock awards, net	2	(523)	1,613
Proceeds from Employee Stock Purchase Plan	565	594	293
Net cash provided by financing activities	154,351	99,071	187,842
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(184)	(482)	701
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,867)	22,754	2,322
Cash, cash equivalents and restricted cash at beginning of year	49,967	27,213	24,891
Cash, cash equivalents and restricted cash at end of year	$40,100	$49,967	$27,213
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$12,147	$6,583	$-
Release of accrual for litigation settlement and insurance recovery	$-	$-	$4,975
Non-cash investing and financing activities:
Non-cash acquisition of technology license	$-	$12,773	$-
Purchases of property and equipment, not yet paid	$2,698	$920	$378
Proceeds allocated to warrant liability at issuance	$7,360	$-	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$40,626	$-	$-

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

Liquidity and Financial Condition

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $151.1 million.

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

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of December 31, 2019, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiary, Dynavax GmbH. Accordingly, assets and liabilities denominated in this foreign currency are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2019, 2018 and 2017, we reported an unrealized (loss) gain of $(0.5) million, $(1.1) million and $2.8 million, respectively. Realized gains and losses resulting from currency transactions are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, we reported a gain (loss) of $0.2 million, $0.3 million and $(0.6) million, respectively, resulting from currency transactions in our consolidated statements of operations.

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

Our accounts receivable balance consists, primarily, of amounts due from product sales. Accounts receivable are recorded net of reserves for chargebacks, distribution fees, trade discounts and doubtful accounts. We estimate our allowance for doubtful accounts based on an evaluation of the aging of our receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, we have not recorded any allowance for doubtful accounts.

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

During the year ended December 31, 2019, 2018 and 2017, 100%, 83% and 90%, respectively, of our revenues were earned in the United States. As of December 31, 2019 and 2018, 62% and 24%, respectively, of our long-lived assets were located in the United States and the remaining long-lived assets were located in Germany.

Our source of product revenue consists of sales of HEPLISAV-B. We have entered into distribution agreements with a limited number of wholesalers and specialty distributors in the U.S. All of our product revenue is from these customers. For the year ended December 31, 2019 and 2018, our three largest customers collectively represented approximately 62% and 68% of our product revenue, respectively. As of December 31, 2019 and 2018, our three largest customers collectively represented approximately 76% and 71% of our trade receivable balance.

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

Intangible Assets

We record definite-lived intangible assets related to certain capitalized milestone and sublicense payments. After determining that the pattern of future cash flows associated with intangible asset could not be reliably estimated with a high level of precision, these assets are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life. We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. No impairment has been identified during the years presented.

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

We evaluate the carrying value of long-lived assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate, based on undiscounted future operating cash flows, that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. When an indicator of impairment exists, undiscounted future operating cash flows of long-lived assets are compared to their respective carrying value. If the carrying value is greater than the undiscounted future operating cash flows of long-lived assets, the long-lived assets are written down to their respective fair values and an impairment loss is recorded. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. In the third quarter of 2019, we recorded accelerated depreciation of $3.0 million related to certain long-lived assets. See Note 17.

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

We determine if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities and long-term portion of lease liabilities in our consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use our incremental borrowing rate which represents an estimated rate of interest that we would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to apply the recognition requirements of ASC 842 for short-term leases.

As lessors, we determine if an arrangement includes a lease at inception. We elected the practical expedient to not separate lease components from non-lease components. Sublease income is recognized on a straight-line basis over the expected lease term and is included in other income (expense) in our consolidated statements of operations.

Goodwill

Our goodwill balance relates to our April 2006 acquisition of Dynavax GmbH. Goodwill represents the excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. In performing its goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, we will proceed to perform a test for goodwill impairment. The first step involves comparing the estimated fair value of the related reporting unit against its carrying amount including goodwill. If the carrying amount exceeds the fair value, impairment is calculated and recorded as a charge in the consolidated statements of operations. We determined that we have only one operating segment and there are no components of that operating segment that are deemed to be separate reporting units such that we have one reporting unit for purposes of our goodwill impairment testing. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. No impairment has been identified for the years presented.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the years ended December 31, 2019 and 2018.

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

Collaboration and Manufacturing Service Revenue

We have entered into collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer. Manufacturing service revenue is included in other revenue in our consolidated statements of operations.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities during the years presented.

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

Based on our review, we concluded that it was more likely than not that we would not be able to realize the benefit of our domestic and foreign deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, we have maintained a full valuation allowance on our deferred tax assets as of December 31, 2019 and 2018. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

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

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. As a smaller reporting company, this ASU and its subsequent updates, is effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Accounting Standards Update 2017-04

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the test for goodwill impairment by eliminating a previous requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. We adopted this ASU on January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Standards Update 2018-13

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), that eliminates, adds and modifies certain disclosure requirements of fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. We adopted this ASU on January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Standards Update 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other –Internal-Use Software (Subtopic 350-40). This ASU requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as incurred. We adopted this ASU on January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Standards Update 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. The ASU is effective for annual periods beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the years ended December 31, 2019 and 2018.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets
Money market funds	$27,854	$-	$-	$27,854
U.S. treasuries	-	6,517	-	6,517
U.S. government agency securities	-	51,273	-	51,273
Corporate debt securities	-	61,373	-	61,373
Total assets	$27,854	$119,163	$-	$147,017
Liabilities
Warrant liability	$-	$-	$14,860	$14,860
Sublicense liability	-	-	6,948	6,948
Total liabilities	$-	$-	$21,808	$21,808

	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets
Money market funds	$44,002	$-	$-	$44,002
U.S. treasuries	-	14,724	-	14,724
U.S. government agency securities	-	42,372	-	42,372
Corporate debt securities	-	41,291	-	41,291
Total assets	$44,002	$98,387	$-	$142,389
Liabilities
Sublicense liability	$-	$-	$6,320	$6,320

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

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value. See Note 14. The fair value of the warrant liability is estimated using the Black-Scholes model which requires assumptions such as expected term, expected volatility and risk-free interest rate. These assumptions are subjective and require judgement to develop. Expected term is estimated using the full remaining contractual term of the warrants. We determine expected volatility based on our historical common stock price volatility. The warrant liability is classified as a Level 3 instrument as its value is based on unobservable inputs that are supported by little or no market activity.

As of December 31, 2019, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	5,841,250
Expected term	2.1 years
Expected volatility	0.6
Risk-free interest rate	1.6%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for year ended December 31, 2019 (in thousands):

Balance at December 31, 2018	$-
Fair value of warrant liability at issuance date	7,360
Increase in estimated fair value of warrant liability upon revaluation	7,500
Balance at December 31, 2019	$14,860

As of December 31, 2019, we measured the fair value of our $7.0 million payment to Merck, Sharpe & Dohme Corp. (“Merck”), which is due in the first quarter of 2020, based on Level 3 inputs due to the use of unobservable inputs that cannot be corroborated by observable market data. We estimated the fair value of the liability using a discounted cash flow technique using the effective interest rate on our term loan. The liability had a fair value of $6.9 million as of December 31, 2019.

4.	Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31
	2019	2018	2017
Cash and cash equivalents	$39,884	$49,348	$26,584
Restricted cash	216	619	629
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$40,100	$49,967	$27,213

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements. See Note 9.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2019
Cash and cash equivalents:
Cash	$4,038	$-	$-	$4,038
Money market funds	27,854	-	-	27,854
Corporate debt securities	7,992	-	-	7,992
Total cash and cash equivalents	39,884	-	-	39,884
Marketable securities available-for-sale:
U.S. treasuries	6,511	6	-	6,517
U.S. government agency securities	51,235	50	(12)	51,273
Corporate debt securities	53,353	28	-	53,381
Total marketable securities available-for-sale	111,099	84	(12)	111,171
Total cash, cash equivalents and marketable securities	$150,983	$84	$(12)	$151,055
December 31, 2018
Cash and cash equivalents:
Cash	$3,147	$-	$-	$3,147
Money market funds	44,002	-	-	44,002
Corporate debt securities	2,199	-	-	2,199
Total cash and cash equivalents	49,348	-	-	49,348
Marketable securities available-for-sale:
U.S. treasuries	14,732	-	(8)	14,724
U.S. government agency securities	42,416	-	(44)	42,372
Corporate debt securities	39,108	-	(16)	39,092
Total marketable securities available-for-sale	96,256	-	(68)	96,188
Total cash, cash equivalents and marketable securities	$145,604	$-	$(68)	$145,536

The maturities of our marketable securities available-for-sale are as follows (in thousands):

.	December 31, 2019
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$97,585	$97,662
Mature after one year through two years	13,514	13,509
	$111,099	$111,171

There were no realized gains or losses from the sale of marketable securities in the years ended December 31, 2019, 2018 and 2017. All of our investments are classified as short-term and available-for-sale, as we consider them available to fund current operations and may not hold our investments until maturity.

5.	Inventories, net

The following table presents inventories, net (in thousands):

	December 31
	2019	2018
Raw materials	$15,198	$12,111
Work-in-process	22,890	6,562
Finished goods	3,244	349
Total	$41,332	$19,022

6.	Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	December 31,
	2019	2018
Intangible assets	$19,773	$19,773
Less accumulated amortization	(17,273)	(8,056)
Total	$2,500	$11,717

We recorded cost of sales - amortization of intangible assets related to capitalized milestone and sublicense payments to Merck, GlaxoSmithKline Biologicals SA (“GSK”) and Coley Pharmaceutical Group, Inc. (“Coley”) that we capitalized upon or after FDA approval of HEPLISAV-B in November 2017. See Note 10. In 2019, cost of sales – amortization of intangible assets of $9.2 million was related to capitalized Merck payments. In 2018, cost of sales – amortization of intangible assets of $8.1 million, $1.5 million and $1.3 million, were related to capitalized Merck, GSK and Coley payments, respectively. In 2017, cost of sales – amortization of intangible assets of $1.2 million was related to capitalized Coley payment.

At December 31, 2018, intangible assets related to GSK and Coley have been fully-amortized. The remaining intangible asset related to Merck will be fully amortized by April 2020. No impairment of intangible assets has been identified during the years presented.

7.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2019	2018
Manufacturing equipment	5-14	$11,484	$12,029
Lab equipment	5-13	2,522	6,938
Computer equipment	3	5,009	5,465
Furniture and fixtures	3-13	1,934	1,809
Leasehold improvements	2-12	24,724	11,367
Assets in progress		4,336	2,605
		50,009	40,213
Less accumulated depreciation and amortization		(17,987)	(23,149)
Total		$32,022	$17,064

Depreciation and amortization expense on property and equipment was $8.9 million, $3.6 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Included in depreciation and amortization expense for the year ended December 31, 2019 was accelerated depreciation of $3.0 million related to certain long-lived assets. See Note 17.

8.	Current Accrued Liabilities and Accrued Research and Development

Current accrued liabilities and accrued research and development consist of the following (in thousands):

	December 31,
	2019	2018
Payroll and related expenses	$6,653	$8,058
Revenue reserve accruals	3,893	1,033
Third party research expenses	2,308	7,819
Third party development expenses	505	1,377
Restructuring liability	675	-
Other accrued liabilities	4,888	7,468
Total	$18,922	$25,755

9.	Commitments and Contingencies

Leases

As described in Note 2, we adopted ASC 842 as of January 1, 2019. We evaluated our contracts and have determined that, effective upon the adoption of ASC 842, our operating leases included equipment, office/laboratory and manufacturing facility leases.

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

On September 17, 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we are entitled to a tenant improvement allowance of up to $8.3 million, of which $7.0 million was received through December 31, 2019. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our December 31, 2019 consolidated balance sheets primarily relate to the Horton Street Master Lease.

In connection with the organizational restructuring in May 2019 (see Note 17), we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease will continue until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. For the year ended December 31, 2019, we recognized $2.6 million of sublease income included in other income (expense) in our consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord is shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating lease expense	$6,886	$3,953	$2,386

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $5.5 million and was included in operating cash flows in our consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	December 31, 2019	December 31, 2018
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,039	$-
Long-term portion of lease liabilities	37,845	-
Total operating lease liabilities	$40,884	$-

At December 31, 2019, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2020	$4,446	$7,023
2021	5,202	6,952
2022	5,358	6,201
2023	5,519	4,950
2024	5,684	4,963
Thereafter	39,600	34,560
Total	$65,809	64,649
Less:
Present value adjustment		(23,765)
Total		$40,884

As of December 31, 2019, the weighted average remaining lease term is 9.7 years and the weighted average discount rate used to determine the operating lease liability was 10.1%.

Commitments

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through December 31, 2019, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $178.6 million, net of debt discount of $1.4 million. Included in our total contractual obligations of $187.2 million is the principal amount of $175.0 million, paid-in-kind interest of $5.0 million and the backend facility fee of $7.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. See Note 11.

In February 2018, we entered into a sublicense agreement with Merck. Under the agreement, we paid the third and last installment of $7.0 million in February 2020. See Note 10.

As of December 31, 2019, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, totaled $7.6 million.

During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of 0.2 million Euros. The letter of credit remained outstanding through December 31, 2019 and is collateralized by a certificate of deposit for 0.2 million Euros, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2019 and 2018.

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

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of December 31, 2019 and 2018.

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

10.	Collaborative Research, Development and License Agreements

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the year ended December 31, 2019 and 2018, we recognized collaboration revenue of $0.1 million and $1.4 million, respectively. No collaborative revenue was recognized prior to 2018.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first, second and third installment of $7.0 million each was paid in February 2018, 2019 and 2020, respectively. The payment in 2020 is classified on the consolidated balance sheets as other current liabilities. In February 2018, we recorded $19.8 million as an intangible asset. At December 31, 2019, the intangible asset, net balance was $2.5 million. See Note 6. The Sublicense Agreement continues to be in effect through April 2020, at which time the license becomes perpetual, irrevocable, fully paid-up and royalty free.

GlaxoSmithKline Biologicals SA

On July 12, 2018, we entered into a sublicense agreement with GSK. The GSK sublicense agreement grants us, under certain non-exclusive U.S. patent rights controlled by GSK, the right to manufacture, use, offer to sell, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. In consideration, we paid a $1.5 million license fee to GSK in July 2018 and recorded this payment as an intangible asset. At December 31, 2018, the intangible asset has been fully amortized. See Note 6. In addition, we were obligated to pay GSK, royalties of 13% of net sales of HEPLISAV-B from December 1, 2017 through July 31, 2018. For the year ended December 31, 2018, we recorded $0.2 million of royalties in cost of sales – product in the consolidated statements of operations.

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

Long-Term Debt

On February 20, 2018, we entered into a $175.0 million Loan Agreement with CRG Servicing LLC. Net proceeds under the Loan Agreement were $173.3 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At December 31, 2019, the effective interest rate was 10.3%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through December 31, 2019, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $178.6 million, net of debt discount of $1.4 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

In August 2019, we entered into a second amendment to the Loan Agreement (the “Second Amendment”). The Second Amendment amended the annual net sales threshold for sales of HEPLISAV-B, revising the twelve-month measurement periods from beginning on January 1 of each year to beginning on July 1 of each year (including 2019) and ending on June 30, 2023. The Second Amendment also revised the fee payable upon partial prepayment or at maturity of the Term Loans from 3% to 4% of the aggregate principal amounts.

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

We recorded $16.5 million and $8.8 million of interest expense related to the Term Loans during the year ended December 31, 2019 and 2018, respectively.

12.	Revenue Recognition

Our source of product revenue consists of sales of HEPLISAV-B in the U.S. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the year ended December 31, 2019 and 2018 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Year ended December 31, 2019:
Accounts receivable reserves(1)	$1,272	$11,042	$(9,613)	$2,701
Revenue reserve accruals(2)	$1,033	$6,632	$(3,772)	$3,893
Year ended December 31, 2018:
Accounts receivable reserves(1)	$-	$3,274	$(2,002)	$1,272
Revenue reserve accruals(2)	$-	$1,308	$(275)	$1,033

(1)	Reserves are for chargebacks, discounts and other fees.
(2)	Accruals are for returns, rebates and other fees
13.	Net Loss Per Share

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

	December 31,
	2019	2018	2017
Basic and diluted net loss per share (in thousands, except per share amounts):
Numerator:
Net loss	$(152,600)	$(158,899)	$(95,154)
Preferred stock deemed dividend	(3,267)	-	-
Net loss allocable to common stockholders	$(155,867)	$(158,899)	$(95,154)
Denominator for basic and diluted net loss per share allocable to common stockholders:
Weighted-average common shares outstanding	72,024	62,362	52,613
Basic and diluted net loss per share allocable to common stockholders	$(2.16)	$(2.55)	$(1.81)

Outstanding stock options and stock awards were excluded from the calculation of net loss per share allocable to common stockholders as the effect of their inclusion would have been anti-dilutive.

	December 31,
	2019	2018	2017
Outstanding securities not included in diluted net loss per share calculation (in thousands):
Stock options and stock awards	9,789	7,344	5,981
Series B Convertible Preferred Stock (as converted to common stock)	4,840	-	-
Warrants	5,841	-	-

14.	Common Stock

Common Stock Outstanding

As of December 31, 2019, there were 83,871,119 shares of our common stock outstanding.

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

Investment funds associated with Bain Capital Life Sciences Investors, LLC, or Bain Capital Life Sciences, have purchased approximately $35.0 million of common stock, Series B Preferred Stock and warrants in this Offering at the public offering price. Pursuant to the Offering, (i) Bain Capital Life Sciences Fund, L.P. purchased 6,826,266 shares of common stock, 3,756 shares of Series B Preferred Stock and warrants to purchase 2,645,566 shares of common stock for a total purchase price of approximately $31.7 million and (ii) BCIP Life Sciences Associates, L.P. purchased 698,734 shares of common stock, 384 shares of Series B Preferred Stock and warrants to purchase 270,684 shares of common stock for a total purchase price of approximately $3.2 million. Bain Capital Life Sciences Investors, LLC is the general partner of Bain Life Sciences. The participation by these investors was on the same terms as the other investors in the Offering.

Following the offering, Andrew A. F. Hack, M.D., Ph.D and Managing Director of Bain Capital Life Sciences (a related party), was appointed to our board of directors.

On November 3, 2017, we entered into an At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion, shares of our common stock having an aggregate offering price up to $150 million through Cowen as our sales agent. We pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. For the year ended December 31, 2019, we received net cash proceeds of $13.9 million resulting from sales of 1,386,906 shares of our common stock. As of December 31, 2019, we have $118.6 million remaining under the 2017 ATM Agreement. Subsequent to December 31, 2019 and through March 11, 2020, we sold 2,180,266 shares of common stock for net proceeds of $11.7 million under the 2017 ATM Agreement.

Preferred Stock Outstanding

As of December 31, 2019, there were 4,840 shares of Series B Preferred Stock outstanding.

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

Warrants

As of December 31, 2019, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of December 31, 2019 (in thousands)
August 12, 2019	5,841	February 12, 2022	$4.50	5,841

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

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will recognized as other income (expense) in the consolidated statements of operations. At December 31, 2019, the estimated fair value of warrant liability was $14.9 million. For year ended December 31, 2019, we recognized the $7.5 million increase in the estimated fair value as a loss on warrant liability in other income (expense), net in our consolidated statements of operations.

15.	Equity Plans and Stock-Based Compensation

Equity Plans

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

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of December 31, 2019, there were 3,308,216 shares of common stock reserved for issuance under the Amended 2018 EIP.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	5,750	$18.20
Options granted	3,747	6.88
Options exercised	(10)	5.75
Options cancelled:
Options forfeited (unvested)	(1,278)	12.54
Options expired (vested)	(203)	16.52
Balance at December 31, 2019	8,006	$13.86	4.47	$2,125
Vested and expected to vest at December 31, 2019	7,729	$14.11	4.40	$1,954
Exercisable at December 31, 2019	4,531	$18.37	3.09	$3

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $26,000, $0.2 million and $0.9 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $19.5 million, $8.1 million and $13.0 million, respectively.

Our non-vested stock awards are comprised of restricted stock units granted with performance and time-based vesting criteria. A summary of the status of non-vested restricted stock units as of December 31, 2019, and activities during 2019 are summarized as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2018	1,594	$8.82
Granted	1,823	8.80
Vested	(970)	6.79
Forfeited	(663)	10.81
Non-vested as of December 31, 2019	1,784	$9.16

Stock-based compensation expense related to restricted stock units was approximately $9.1 million for the year ended December 31, 2019. The aggregate intrinsic value of the restricted stock units outstanding as of December 31, 2019, based on our stock price on that date, was $10.2 million.

The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $7.9 million, $19.4 million and $1.2 million, respectively.

Stock-Based Compensation

Under our stock-based compensation plans, option awards generally vest over a three-year or four-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). The Company has also granted performance-based equity awards to certain of our employees. As of December 31, 2019, approximately 155,000 shares underlying stock options and approximately 89,000 restricted stock unit awards with performance-based vesting criteria were outstanding. All of the awards with performance-based vesting criteria were deemed probable as of December 31, 2019. We recognized stock-based compensation expense for awards with performance-based vesting criteria during the years ended December 31, 2019, 2018 and 2017 of $0.5 million, $1.9 million and $0.3 million, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Weighted-average fair value	$4.58	$10.75	$8.27	$2.72	$8.30	$3.05
Risk-free interest rate	2.1%	2.5%	1.9%	1.9%	2.4%	1.0%
Expected life (in years)	4.5	4.2	4.5	1.2	1.3	1.2
Expected Volatility	0.9	0.8	0.9	0.7	1.1	1.0

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

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods. For equity awards with performance-based vesting criteria, the fair value is amortized to expense when the achievement of the vesting criteria becomes probable. Stock-based compensation cost for the year ended December 31, 2019 includes incremental cost of $4.1 million for accelerated vesting of stock awards and extension of exercise period of stock options in connection with the retirement of our Chief Executive Officer. See Note 17.

We recognized the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2019	2018	2017
Employees and directors stock-based compensation expense	$25,456	$23,478	$14,917

	Year Ended December 31,
	2019	2018	2017
Research and development	$8,058	$9,604	$7,827
Selling, general and administrative	10,224	11,761	7,090
Cost of sales - product	1,088	1,354	-
Inventory	1,964	759	-
Restructuring	4,122	-	-
Total	$25,456	$23,478	$14,917

As of December 31, 2019, the total unrecognized compensation cost related to non-vested stock options and awards deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $28.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. Additionally, as of December 31, 2019, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $0.1 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the year ended December 31, 2019, employees have acquired 122,117 shares of our common stock under the Purchase Plan and 450,917 shares of our common stock remained available for future purchases under the Purchase Plan.

As of December 31, 2019, the total unrecognized compensation cost related to shares of our common stock under the Purchase Plan amounted to $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

16.	Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. The Company’s contribution to the 401(k) Plan was approximately $0.3 million for the year ended December 31, 2019 and approximately $0.2 million for each of the years ended December 31, 2018 and 2017.

17.	Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also, in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. As of December 31, 2019, we have completed our restructuring activities and all costs have been incurred.

The major components of our restructuring costs are summarized as follows (in thousands):

Components of Restructuring Costs	Total Restructuring Costs Expected to be Incurred	Restructuring Costs Incurred for the Year Ended December 31, 2019	Remaining to be Incurred
Severance and other termination benefits	$6,277	$6,277	$-
Stock-based compensation expense (a)	4,122	4,122	-
Accelerated depreciation	2,957	2,957	-
Total restructuring cost	$13,356	$13,356	$-

(a)	As a result of accelerated vesting of stock awards and the extension of exercise period of stock options

The outstanding restructuring liabilities are included in accrued liabilities on the consolidated balance sheets. As of December 31, 2019, the components of the restructuring liabilities were as follows (in thousands):

Severance and Other Termination Benefits
Balance at December 31, 2018	$-
Severance and other termination benefits	6,277
Cash payments or settlements	(5,602)
Balance at December 31, 2019	$675

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

18.	Income Taxes

Consolidated (loss) income before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S.	$(154,605)	$(160,032)	$(95,898)
Non U.S.	2,005	1,133	744
Total	$(152,600)	$(158,899)	$(95,154)

No income tax expense was recorded for the years ended December 31, 2019, 2018 and 2017 due to our full valuation allowance position. The difference between the consolidated income tax benefit and the amount computed by applying the federal statutory income tax rate to the consolidated loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax benefit at federal statutory rate	$(32,046)	$(33,366)	$(32,352)
State tax	(3,153)	(5,591)	(4,482)
Business credits	(1,757)	(3,065)	(1,960)
Uncertain tax positions	5,426	-	-
Deferred compensation charges	4,600	(1,165)	3,823
Change in valuation allowance	22,715	43,134	(109,165)
Rate change	-	-	86,943
Net operating loss and tax credit limitation	-	-	56,962
Section 162(m) limitation	2,439	-	-
Mark-to-market of warrants	1,575	-	-
Other	201	53	231
Total income tax expense	$-	$-	$-

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$207,385	$178,730
Research tax credit carry forwards	27,883	34,064
Accruals and reserves	17,312	10,137
Capitalized research costs	256	943
Other	2,437	1,147
Total deferred tax assets	255,273	225,021
Less valuation allowance	(247,092)	(224,746)
Net deferred tax assets	8,181	275
Deferred tax liabilities:
Fixed assets	(275)	(275)
Operating lease right-of-use assets	(7,906)	-
Total deferred tax liabilities	(8,181)	(275)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $22.3 million and $40.4 million for the years ended December 31, 2019 and 2018, respectively, due to an increase in our deferred tax assets.

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $887.3 million, which will begin to expire in the year 2020 and federal research and development tax credits of approximately $21.7 million, which expire in the years 2020 through 2039.

As of December 31, 2019, we had net operating loss carryforwards for California and other states for income tax purposes of approximately $318.3 million, which expire in the years 2020 through 2039, and California state research and development tax credits of approximately $19.6 million, which do not expire.

As of December 31, 2019, we had net operating loss carryforwards for foreign income tax purposes of approximately $9.0 million, which do not expire.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits was $10.3 million and $1.2 million as of December 31, 2019 and 2018, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at December 31, 2018	$(1,229)
Tax positions related to the current year
Additions	(439)
Reductions	-
Tax positions related to the prior year
Additions	(8,654)
Reductions	-
Balance at December 31, 2019	$(10,322)

Our policy is to account for interest and penalties as income tax expense. As of December 31, 2019, there was no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event there is a change in ownership, as defined, the annual utilization of such carryforwards could be limited. Based on an analysis under Section 382 of the Internal Revenue Code, completed through December 31, 2018, we experienced ownership changes in 2008, 2009 and 2012 which limit the future use of its pre-change federal net operating loss carryforwards and federal research and development tax credits. We excluded these federal net operating loss carryforwards and federal research and development tax credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2019. A limitation calculation has not been performed with respect to the California net operating loss carryforwards and research and development tax credits and we believe that our ability to use these California net operating loss carryforwards and research and development tax credits in the future may be limited. We have not completed an analysis and a limitation calculation has not been performed subsequent to the period ending December 31, 2018. Due to equity issuances in 2019 and changes in ownership of our common stock, we believe that our net operating losses and tax credits in the future may be further limited.

We are subject to income tax examinations for U.S. federal and state income taxes from 2000 forward. We are subject to tax examination in Germany from 2017 forward and in India from 2018 forward.

19.	Selected Quarterly Financial Data (Unaudited; in thousands, except per share amounts)

	Year Ended December 31, 2019
	Q1	Q2	Q3	Q4
Total revenues	$5,773	$8,301	$10,575	$10,570
Net loss	$(39,672)	$(42,713)	$(33,459)	$(36,756)
Net loss allocable to common stockholders	$(39,672)	$(42,713)	$(36,726)	$(36,756)
Net loss per share allocable to common stockholders - basic and diluted	$(0.62)	$(0.66)	$(0.49)	$(0.44)
Weighted average shares used to compute basic and diluted net loss per share allocable to common stockholders	63,778	65,088	75,106	83,868

	Year Ended December 31, 2018
	Q1	Q2	Q3	Q4
Total revenues	$165	$1,254	$1,461	$5,318
Net loss	$(38,958)	$(39,444)	$(40,528)	$(39,969)
Net loss per share - basic and diluted	$(0.63)	$(0.63)	$(0.65)	$(0.64)
Weighted average shares used to compute basic and diluted net loss per share	61,744	62,346	62,650	62,694

20.	Subsequent Event

On March 11, 2020, we entered into a warrant exchange agreement with Bain Capital Life Sciences Fund, L.P. and BCIP Life Sciences Associates, L.P. (together, “Bain Life Sciences”) pursuant to which we agreed that we would, upon future notice from Bain Life Sciences, to exchange all or a portion of the common stock warrants held by Bain Life Sciences for warrants to purchase a new Series C convertible preferred stock. Each share of Series C convertible preferred stock would be convertible into 1,000 shares of common stock, with a conversion price of $4.50 and would have substantially identical rights to, our Series B Convertible Preferred Stock.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynavax Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes of the Company and our report dated March 11, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 11, 2020

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In August 2019, Bain Capital Life Sciences Fund, L.P. and BCIP Life Sciences Associates, L.P. (together, “Bain Life Sciences”) acquired shares of our common stock and Series B convertible preferred stock and warrants to purchase shares of our common stock in an underwritten public offering. Bain Capital Life Sciences Investors, LLC is the general partner of Bain Life Sciences.  Andrew A. F. Hack, M.D., Ph.D., a managing director of Bain Capital Life Sciences Investors, LLC, is a director of Dynavax.

On March 11, 2020, we entered into a registration rights agreement with Bain Life Sciences, pursuant to which we agreed, subject to certain exceptions, to register all of the shares of our common stock and Series B convertible preferred stock, and warrants to purchase shares of our common stock, held by Bain Life Sciences as of the date of the registration rights agreement. We have agreed to provide Bain Life Sciences with customary indemnification in in connection with the registration and sale of Bain Life Sciences’ securities pursuant to the registration rights agreement.

On March 11, 2020, we also entered into a warrant exchange agreement with Bain Life Sciences pursuant to which we agreed that we would, upon future notice from Bain Life Sciences (and subject to certain other conditions), exchange all or a portion of the common stock warrants held by Bain Life Sciences for warrants to purchase a new Series C convertible preferred stock. Such preferred warrants would be exercisable for a number of shares of Series C convertible preferred stock equal to (x) the number of shares of common stock for which the outstanding common warrants then remain exercisable, divided by (y) 1,000. In connection with such exchange, if any, we would be obligated to file a certificate of designation to specify the powers, preferences, rights, qualifications, limitations and restrictions of the Series C convertible preferred stock. The Series C certificate of designation will provide that each share of Series C convertible preferred stock would be convertible into 1,000 shares of common stock, with a conversion price of $4.50, and would be on parity with, and would otherwise have substantially identical rights to, our Series B convertible preferred stock. Our obligations under the warrant exchange agreement also include the execution of a registration rights agreement, upon request of Bain Life Sciences, concurrent with the warrant exchange, if any, pursuant to which we would register the exchange securities in a manner substantially similar to the registration rights agreement described above.

The preferred warrants to be issued in the exchange, if any, will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. We will rely on the exemption from the registration requirements of the Securities Act provided under Section 3(a)(9) thereof.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Elections of Directors,” “Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

We have adopted the Dynavax Code of Business Conduct and Ethics (“Code of Conduct”), a code of ethics that applies to our employees, including our Chief Executive Officer, Chief Financial Officer and to our non-employee directors. The Code of Conduct is publicly available on our website under the Investors and Media section at www.dynavax.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Code of Conduct or any waiver granted, including any implicit waiver, from a provision of the Code of Conduct to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. We will provide a written copy of the Dynavax Code of Conduct to anyone without charge, upon request written to Dynavax, Attention: Corporate Secretary, 2100 Powell Street, Suite 900, Emeryville, CA 94608, (510) 848-5100.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the section entitled “Executive Compensation Program,” “Director Compensation,” “Compensation Overview,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Outstanding Equity Awards at Fiscal Year End” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

Information required by this Item is incorporated by reference to the sections entitled “Certain Transactions With Related Parties” and “Independence of the Board of Directors” in the Proxy Statement.

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

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.9	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	3.1	8-K	August 8, 2019	001-34207
4.1	Description of Capital Stock					X
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10 above
4.3	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.4	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
10.1	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.2+	Employment Agreement, dated July 12, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.3+	Amended and Restated 2014 Employee Stock Purchase Plan	99.4	S-8	June 1, 2016	333-211747
10.4+	Form of Amended and Restated Management Continuity and Severance Agreement between the Company and certain of its executive officers	10.2	10-Q	August 7, 2019	001-34207
10.5	Sales Agreement, dated November 3, 2017, between the Company and Cowen and Company, LLC	10.1	10-Q	November 3, 2017	001-34207
10.6+	2017 Inducement Award Plan	10.1	8-K	November 30, 2017	001-34207
10.7†	Commercial Manufacturing and Supply Agreement, dated November 22, 2013, between Company and Baxter Pharmaceutical Solutions LLC	10.33	10-K	March 8, 2018	001-34207
10.8†	Supply Agreement, dated November 2, 2016, between Company and Becton, Dickinson and Company	10.34	10-K	March 8, 2018	001-34207
10.9†	Supply Agreement, dated October 1, 2012, between Company and Nitto Denko Avecia, Inc.	10.35	10-K	March 8, 2018	001-34207
10.10†	Supply Agreement, dated July 27, 2016, between Company and West Pharmaceutical Services, Inc.	10.36	10-K	March 8, 2018	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.11+	Amended and Restated 2004 Non-Employee Director Equity Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, as amended.	10.1	10-Q	May 9, 2018	001-34207
10.12	Term Loan Agreement, dated as of February 20, 2018 among the Company, certain Lenders party hereto and CRG Servicing LLC, as agent for the Lenders	10.3	10-Q	May 9, 2018	001-34207
10.13+	Amended and Restated 2018 Equity Incentive Plan	10.1	10-Q	August 7, 2019	001-34207
10.14+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207
10.15+	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207
10.16	Office/Laboratory Lease, dated September 17, 2018, between the Company and Emery Station West, LLC	10.1	10-Q	November 6, 2018	001-34207
10.17+	Chief Executive Officer Letter, dated December 13, 2019, between the Company and Ryan Spencer					X
10.18+	President and Chief Operating Officer Letter, dated December 13, 2019, between the Company and David Novak					X
10.19+	Form of Indemnification Agreement	10.1	10-Q	November 7, 2019	001-34207
10.20	Sublease, by and between Dynavax Technologies Corporation and MedAmerica, Inc. (d/b/a Vituity), dated July 2, 2019	10.2	10-Q	November 7, 2019	001-34207
10.21	Sublease, by and between Dynavax Technologies Corporation and Zymergen Inc., dated July 12, 2019	10.3	10-Q	November 7, 2019	001-34207
10.22	Amendment No. 2 to Term Loan Agreement and Fee Letter, by and among Dynavax Technologies Corporation, CRG Partners III L.P., CRG Partners III–Parallel Fund “A” L.P. and CRG Servicing LLC	10.4	10-Q	November 7, 2019	001-34207
10.23+	Dynavax Technologies Corporation U.S. Annual Bonus Plan					X
21.1	List of Subsidiaries					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract, compensatory plan or arrangement.
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

Dynavax Technologies Corporation
By:	/s/ RYAN SPENCER
Ryan Spencer Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2020

By:	/s/ MICHAEL OSTRACH
Michael Ostrach Chief Financial Officer (Principal Financial Officer)

Date: March 11, 2020

By:	/s/ DAVID JOHNSON
David Johnson Vice President, Chief Accounting Officer (Principal Accounting Officer)

Date: March 11, 2020

Signature	Title	Date
/s/ RYAN SPENCER	Chief Executive Officer	March 11, 2020
Ryan Spencer	(Principal Executive Officer)
/s/ MICHAEL OSTRACH	Chief Financial Officer	March 11, 2020
Michael Ostrach	(Principal Financial Officer)
/s/ DAVID JOHNSON	Vice President, Chief Accounting Officer	March 11, 2020
David Johnson	(Principal Accounting Officer)
/s/ FRANCIS R. CANO	Director	March 11, 2020
Francis R. Cano, Ph.D.
/s/ ANDREW HACK	Director	March 11, 2020
Andrew Hack, M.D., Ph.D.
/s/ DANIEL L. KISNER	Director	March 11, 2020
Daniel L. Kisner, M.D.
/s/ ARNOLD L. ORONSKY	Director	March 11, 2020
Arnold L. Oronsky, Ph.D.
/s/ PEGGY V. PHILLIPS	Director	March 11, 2020
Peggy V. Phillips
/s/ NATALE S. RICCIARDI	Director	March 11, 2020
Natale S. Ricciardi