Form 10-Q
period 2020-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2020-05-07
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 1, 2020, the registrant had outstanding 92,184,031 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, our ability to successfully commercialize HEPLISAV-B®, our anticipated market opportunity and level of sales of HEPLISAV-B, our business, collaboration and regulatory strategy, our ability to successfully develop and commercialize other vaccines containing our novel adjuvant CpG 1018, our ability to manufacture commercial supply and meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$37,899	$39,884
Marketable securities available-for-sale	91,634	111,171
Accounts and other receivables, net	8,135	8,886
Inventories, net	48,099	41,332
Prepaid expenses and other current assets	8,380	7,380
Total current assets	194,147	208,653
Property and equipment, net	30,897	32,022
Intangible assets, net	202	2,500
Operating lease right-of-use assets	28,436	30,252
Goodwill	2,061	2,081
Restricted cash	212	216
Other assets	3,301	3,344
Total assets	$259,256	$279,068
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,557	$9,278
Accrued research and development	3,253	4,120
Accrued liabilities	12,268	14,802
Warrant liability	6,250	14,860
Other current liabilities	2,951	9,987
Total current liabilities	29,279	53,047
Long-term debt, net	179,583	178,601
Long-term portion of lease liabilities	36,972	37,845
Other long-term liabilities	1,598	1,285
Total liabilities	247,432	270,778
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:	-	-
Series B Convertible Preferred stock ̶ 5 shares at March 31, 2020 and December 31, 2019	-	-
Common stock: $0.001 par value; 139,000 shares authorized at March 31, 2020 and December 31, 2019; 87,599 and 83,871 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	88	84
Additional paid-in capital	1,245,730	1,229,417
Accumulated other comprehensive loss	(2,575)	(2,387)
Accumulated deficit	(1,231,419)	(1,218,824)
Total stockholders’ equity	11,824	8,290
Total liabilities and stockholders’ equity	$259,256	$279,068

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product revenue, net	$10,514	$5,627
Other revenue	405	146
Total revenues	10,919	5,773
Operating expenses:
Cost of sales - product	2,354	1,800
Cost of sales - amortization of intangible assets	2,298	2,273
Research and development	4,653	21,206
Selling, general and administrative	20,926	18,348
Total operating expenses	30,231	43,627
Loss from operations	(19,312)	(37,854)
Other income (expense):
Interest income	590	735
Interest expense	(4,731)	(2,734)
Sublease income	1,926	-
Change in fair value of warrant liability	8,610	-
Other income (expense), net	322	181
Net loss	(12,595)	(39,672)
Basic net loss per share	$(0.15)	$(0.62)
Weighted average shares used to compute basic net loss per share	85,477	63,778
Diluted net loss per share	$(0.25)	$(0.62)
Weighted average shares used to compute diluted net loss per share	85,648	63,778

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(12,595)	$(39,672)
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities available-for-sale	291	67
Foreign currency translation adjustments	(479)	(483)
Total other comprehensive loss	(188)	(416)
Total comprehensive loss	$(12,783)	$(40,088)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	728	1	-	-	(2)	-	-	(1)
Issuance of common stock under Employee Stock Purchase Plan	91	-	-	-	311	-	-	311
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	2,909	3	-	-	14,226	-	-	14,229
Stock compensation expense	-	-	-	-	1,778	-	-	1,778
Total other comprehensive loss	-	-	-	-	-	(188)	-	(188)
Net loss	-	-	-	-	-	-	(12,595)	(12,595)
Balances at March 31, 2020	87,599	$88	5	$-	$1,245,730	$(2,575)	$(1,231,419)	$11,824

Balances at December 31, 2018	62,862	$63	-	$-	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	740	-	-	-	(18)	-	-	(18)
Issuance of common stock under Employee Stock Purchase Plan	75	-	-	-	407	-	-	407
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	1,343	2	-	-	13,621	-	-	13,623
Stock compensation expense	-	-	-	-	6,170	-	-	6,170
Total other comprehensive loss	-	-	-	-	-	(416)	-	(416)
Net loss	-	-	-	-	-	-	(39,672)	(39,672)
Balances at March 31, 2019	65,020	$65	-	$-	$1,151,421	$(2,431)	$(1,105,896)	$43,159

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(12,595)	$(39,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,014	1,702
Amortization of right-of-use assets	634	1,302
Gain on disposal of property and equipment and from lease termination	(76)	-
Accretion of discounts on marketable securities	(87)	(323)
Change in fair value of warrant liability	(8,610)	-
Stock compensation expense	1,778	6,170
Cost of sales - amortization of intangible assets	2,298	2,273
Non-cash interest expense	1,338	814
Tenant improvements provided by the landlord	908	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	751	(2,087)
Inventories, net	(6,767)	(8,547)
Prepaid expenses and other current assets	(1,000)	154
Other assets	43	1,872
Accounts payable	(2,095)	4,424
Lease liabilities	(672)	(106)
Accrued liabilities and other liabilities	(3,728)	(7,878)
Net cash used in operating activities	(26,866)	(39,902)
Investing activities
Acquisition of technology licenses	(7,000)	(7,000)
Purchases of marketable securities	(17,985)	(29,205)
Proceeds from maturities and redemptions of marketable securities	37,900	54,700
Purchases of property and equipment, net	(2,352)	(3,882)
Net cash provided by investing activities	10,563	14,613
Financing activities
Proceeds from long-term debt, net	-	74,250
Proceeds from issuance of common stock, net	14,229	13,623
(Tax withholding) from exercise of stock options and restricted stock awards, net	(1)	(18)
Proceeds from Employee Stock Purchase Plan	311	407
Net cash provided by financing activities	14,539	88,262
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(225)	(192)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,989)	62,781
Cash, cash equivalents and restricted cash at beginning of period	40,100	49,967
Cash, cash equivalents and restricted cash at end of period	$38,111	$112,748
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,412	$1,940
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$408	$7,230
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$34,807

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

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiary, Dynavax GmbH. All significant intercompany accounts and transactions among these entities have been eliminated from the condensed consolidated financial statements. We operate in one business segment: discovery, development and commercialization of novel vaccines.

Liquidity and Financial Condition

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $129.5 million. As of March 31, 2020, the principal amount of our term loan was $180.9 million, including paid-in-kind interest. The term loan has a maturity date of December 31, 2023, unless earlier prepaid.

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

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of March 31, 2020, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, global financial crises and economic downturns, including those cause by widespread public health crises such as the COVID-19 pandemic, may cause extreme volatility and disruptions in capital and credit markets, and may impact our ability to raise additional capital when needed on acceptable terms, if at all. Adequate financing may not be available to us on acceptable terms, or at all.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management’s estimates are based on historical information available as of the date of the condensed consolidated financial statements and various other assumptions we believe are reasonable under the circumstances. However, the worldwide spread of COVID-19 has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained. We are unable to predict the future effect resulting from the COVID-19 pandemic. Actual results could differ materially from management’s estimates.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the three months ended March 31, 2020 and 2019.

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

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three months ended March 31, 2020 and 2019, there was no inventory reserve recognized.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities for the three months ended March 31, 2020 and 2019.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2020.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets
Money market funds	$26,865	$-	$-	$26,865
U.S. treasuries	-	6,597	-	6,597
U.S. government agency securities	-	49,692	-	49,692
Corporate debt securities	-	35,345	-	35,345
Total assets	$26,865	$91,634	$-	$118,499
Liabilities
Warrant liability	$-	$-	$6,250	$6,250

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets
Money market funds	$27,854	$-	$-	$27,854
U.S. treasuries	-	6,517	-	6,517
U.S. government agency securities	-	51,273	-	51,273
Corporate debt securities	-	61,373	-	61,373
Total assets	$27,854	$119,163	$-	$147,017
Liabilities
Warrant liability	$-	$-	$14,860	$14,860
Sublicense liability	-	-	6,948	6,948
Total liabilities	$-	$-	$21,808	$21,808

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

As of March 31, 2020, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	5,841,250
Expected term	1.9 years
Expected volatility	0.7
Risk-free interest rate	0.1%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for the three months ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$14,860
Decrease in estimated fair value of warrant liability upon revaluation	(8,610)
Balance at March 31, 2020	$6,250

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$37,899	$39,884	$112,133	$49,348
Restricted cash	212	216	615	619
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$38,111	$40,100	$112,748	$49,967

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2020
Cash and cash equivalents:
Cash	$11,034	$-	$-	$11,034
Money market funds	26,865	-	-	26,865
Total cash and cash equivalents	37,899	-	-	37,899
Marketable securities available-for-sale:
U.S. treasuries	6,511	86	-	6,597
U.S. government agency securities	49,439	253	-	49,692
Corporate debt securities	35,321	37	(13)	35,345
Total marketable securities available-for-sale	91,271	376	(13)	91,634
Total cash, cash equivalents and marketable securities	$129,170	$376	$(13)	$129,533
December 31, 2019
Cash and cash equivalents:
Cash	$4,038	$-	$-	$4,038
Money market funds	27,854	-	-	27,854
Corporate debt securities	7,992	-	-	7,992
Total cash and cash equivalents	39,884	-	-	39,884
Marketable securities available-for-sale:
U.S. treasuries	6,511	6	-	6,517
U.S. government agency securities	51,235	50	(12)	51,273
Corporate debt securities	53,353	28	-	53,381
Total marketable securities available-for-sale	111,099	84	(12)	111,171
Total cash, cash equivalents and marketable securities	$150,983	$84	$(12)	$151,055

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2020
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$79,250	$79,547
Mature after one year through two years	12,021	12,087
	$91,271	$91,634

There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2020 and 2019.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	whether the investment has been in a continuous realized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investment to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;

•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$18,441	$15,198
Work-in-process	23,981	22,890
Finished goods	5,677	3,244
Total	$48,099	$41,332

5. Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	March 31, 2020	December 31, 2019
Intangible assets	$19,773	$19,773
Less accumulated amortization	(19,571)	(17,273)
Total	$202	$2,500

We recorded $2.3 million of cost of sales - amortization of intangible assets for each of the three months ended March 31, 2020 and 2019. See Note 7.

6. Commitments and Contingencies

Leases

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

On September 17, 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we are entitled to a tenant improvement allowance of up to $8.3 million, of which $7.9 million has been received through March 31, 2020. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our March 31, 2020 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. For the three months ended March 31, 2020, we recognized $1.9 million of sublease income included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$1,592	$1,738

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 and 2019 was $1.7 million and $0.7 million, respectively, and was included in operating cash flows in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$2,951	$3,039
Long-term portion of lease liabilities	36,972	37,845
Total operating lease liabilities	$39,923	$40,884

At March 31, 2020, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2020 (remaining)	$3,801	$5,148
2021	5,201	6,888
2022	5,357	6,201
2023	5,518	5,343
2024	5,684	5,487
Thereafter	39,596	36,261
Total	$65,157	65,328
Less:
Present value adjustment		(25,405)
Total		$39,923

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term	9.6 years	9.7 years
Weighted average discount rate	10.1%	10.1%

Commitments

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through March 31, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $179.6 million, net of debt discount of $1.3 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. See Note 8.

As of March 31, 2020, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and for clinical research, totaled $7.8 million.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through March 31, 2020 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of March 31, 2020.

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of March 31, 2020.

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

7. Collaborative Research, Development and License Agreements

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed-upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the three months ended March 31, 2020 and 2019, we recognized collaboration revenue of $0.4 million and $0.1 million, respectively.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we are obligated to pay $21.0 million in three installments. The first, second and third installment of $7.0 million each was paid in February 2018, 2019 and 2020, respectively. At March 31, 2020 and December 31, 2019, the intangible asset, net balance was $0.2 million and $2.5 million, respectively. See Note 5. The Sublicense Agreement expired in April 2020, at which time the license became perpetual, irrevocable, fully paid-up and royalty free.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million Loan Agreement with CRG Servicing LLC. Net proceeds under the Loan Agreement were $173.3 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At March 31, 2020, the effective interest rate was 10.3%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through March 31, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $179.6 million, net of debt discount of $1.3 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

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

We recorded $4.7 million and $2.6 million of interest expense related to the Term Loans during the three months ended March 31, 2020 and 2019, respectively.

9. Revenue Recognition

All of our product revenue consisted of sales of HEPLISAV-B in the U.S. For the three months ended March 31, 2020 and 2019, our three largest Customers collectively represented approximately 68% and 66% of our product revenue, respectively. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2020 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Three months ended March 31, 2020:
Accounts receivable reserves(1)	$2,701	$2,906	$(2,749)	$2,858
Revenue reserve accruals(2)	$3,893	$2,045	$(1,355)	$4,583

(1)	Reserves are for chargebacks, discounts and other fees.
(2)	Accruals are for returns, rebates and other fees.

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

The following is a reconciliation of the numerator and the denominator used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Numerator
Net loss, basic	$(12,595)	$(39,672)
Removal of change in fair value of warrant liability	(8,610)	-
Net loss, diluted	$(21,205)	$(39,672)
Denominator
Weighted average shares used to compute basic net loss per share	85,477	63,778
Effect of dilutive warrants	171	-
Weighted average shares used to compute diluted net loss per share	85,648	63,778

As of March 31, 2020, stock options and stock awards and Series B Convertible Preferred Stock (on an as converted to common stock basis), totaling approximately 11,443,432 and 4,840,000 shares of common stock, respectively were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2020, because the effect of their inclusion would have been anti-dilutive. As of March 31, 2019, stock options and stock awards, totaling approximately 8,946,000 shares of common stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2019, because the effect of their inclusion would have been anti-dilutive.

11. Common Stock, Preferred Stock and Warrants

Common Stock Outstanding

As of March 31, 2020, there were 87,599,440 shares of our common stock outstanding.

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

Investment funds associated with Bain Capital Life Sciences Investors, LLC (“Bain Capital Life Sciences”) purchased approximately $35.0 million of common stock, Series B Preferred Stock and warrants in the Offering at the public offering price. Pursuant to the Offering, (i) Bain Capital Life Sciences Fund, L.P. purchased 6,826,266 shares of common stock, 3,756 shares of Series B Preferred Stock and warrants to purchase 2,645,566 shares of common stock for a total purchase price of approximately $31.7 million and (ii) BCIP Life Sciences Associates, L.P. purchased 698,734 shares of common stock, 384 shares of Series B Preferred Stock and warrants to purchase 270,684 shares of common stock for a total purchase price of approximately $3.2 million (together, “Bain Life Sciences Funds”). Bain Capital Life Sciences is the general partner of Bain Life Sciences Funds. The participation by these investors was on the same terms as the other investors in the Offering.

Following the Offering, Andrew A. F. Hack, M.D., Ph.D and Managing Director of Bain Capital Life Sciences (a related party), was appointed to our board of directors.

On March 11, 2020, we entered into a warrant exchange agreement with Bain Life Sciences Funds pursuant to which we agreed that we would, upon future notice from Bain Life Sciences Funds, exchange all or a portion of the common stock warrants held by Bain Life Sciences Funds for warrants to purchase a new Series C convertible preferred stock (“Series C Warrants”). Each share of Series C convertible preferred stock would be convertible into 1,000 shares of common stock, with a conversion price of $4.50 and would have substantially identical rights to our Series B Convertible Preferred Stock. As of March 31, 2020, Bain Life Sciences Funds have not exercised their rights to exchange common stock warrants with Series C Warrants.

On November 3, 2017, we entered into an At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell from time to time at our sole discretion, shares of our common stock having an aggregate offering price up to $150 million through Cowen as our sales agent. We pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. For the three months ended March 31, 2020, we received net cash proceeds of $14.2 million resulting from sales of 2,908,875 shares of our common stock. As of March 31, 2020, we have $104.0 million remaining under the 2017 ATM Agreement. Subsequent to March 31, 2020 and through May 1, 2020, we sold 4,584,591 shares of common stock for net proceeds of $15.9 million under the 2017 ATM Agreement.

Preferred Stock Outstanding

As of March 31, 2020, there were 4,840 shares of Series B Preferred Stock outstanding.

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

The fair value of the common stock into which the Series B Preferred Stock is convertible exceeded the allocated purchase price of the Series B Preferred Stock by $3.3 million on the date of issuance, for which we recorded a deemed dividend. We recognized a deemed dividend equal to the number of shares of common stock into which the Series B Preferred Stock is convertible multiplied by the difference between the value of the common stock and the Series B Preferred Stock conversion price per share on the date of issuance, which is the date the stock first became convertible. The dividend was reflected as a one-time, non-cash, deemed dividend to the holders of Series B Preferred Stock on the date of issuance.

Warrants

As of March 31, 2020, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of March 31, 2020 (in thousands)
August 12, 2019	5,841	February 12, 2022	$4.50	5,841

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

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will recognized as other income (expense) in the condensed consolidated statements of operations. At March 31, 2020, the estimated fair value of warrant liability was $6.3 million. For the three months ended March 31, 2020, we recognized the $8.6 million decrease in the estimated fair value of warrant liability as a gain in other income (expense), net in our condensed consolidated statements of operations.

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

Option activity under our stock-based compensation plans during the three months ended March 31, 2020 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2019	8,006	$13.86
Options granted	1,335	5.34
Options exercised	—	—
Options cancelled:
Options forfeited (unvested)	(41)	6.77
Options expired (vested)	(40)	18.93
Balance at March 31, 2020	9,260	$12.64	4.53	$6
Vested and expected to vest at March 31, 2020	8,901	$12.91	4.45	$5
Exercisable at March 31, 2020	4,826	$18.06	2.94	$—

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2020 was as follows (in thousands except per share amounts):

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2019	1,784	$9.16
Granted	1,156	5.30
Vested	(728)	10.56
Forfeited	(29)	6.60
Non-vested as of March 31, 2020	2,183	$6.68

The aggregate intrinsic value of the restricted stock units outstanding as of March 31, 2020, based on our stock price on that date was $7.7 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of March 31, 2020, approximately 139,000 shares underlying stock options and approximately 185,000 restricted stock unit awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Weighted-average fair value per share	$3.58	$6.85	$2.17	$5.19
Risk-free interest rate	1.4%	2.5%	1.5%	2.5%
Expected life (in years)	4.5	4.5	1.2	1.2
Volatility	0.9	0.9	0.6	0.8

The components of stock-based compensation expense were (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$(1,573)	$2,180
Selling, general and administrative	2,442	3,080
Cost of sales - product	136	572
Inventory	773	338
Total	$1,778	$6,170

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Stock-based compensation for the three months ended March 31, 2020 included reversal of expenses related to cancellation of certain equity grants.

As of March 31, 2020, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $30.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years. Additionally, as of March 31, 2020, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $0.9 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the three months ended March 31, 2020, employees have acquired 91,653 shares of our common stock under the Purchase Plan and 359,264 shares of our common stock remained available for future purchases under the Purchase Plan.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a fully-integrated biopharmaceutical company focused on developing and commercializing novel vaccines. Our first commercial product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We commenced commercial shipments of HEPLISAV-B in January 2018. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S.

We have worldwide commercial rights to HEPLISAV-B. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc and Recombivax-HB® from Merck & Co.

All of product revenue is from sales of HEPLISAV-B to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the three months ended March 31, 2020, product revenue, net was $10.5 million.

In February 2018, we entered into a term loan agreement with CRG Servicing LLC. We borrowed $100 million at closing and the remaining $75.0 million in March 2019. At March 31, 2020, the balance of the term loan was $179.6 million and the loan and related unpaid interest and fees are due in December 2023.

For the three months ended March 31, 2020, we received net cash proceeds of $14.2 million from sales of 2,908,875 shares of our common stock under the At Market Sales Agreement with Cowen and Company, LLC entered in November 2017.

COVID-19 Update

The ongoing COVID-19 global pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 virus, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations. Although there was a modest impact from COVID-19 on HEPLISAV-B net product sales in the first quarter, most medical centers restricted access to their facilities and focused on providing care to only the most severely affected patients by mid-March. This has resulted in significantly reduced utilization of vaccines, including HEPLISAV-B, since the end of the first quarter of 2020, which has significantly impacted sales and is likely to continue until the U.S. returns to more normal conditions.

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive efforts to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. Our field-based personnel have paused in-person customer interactions in healthcare settings and are solely using electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We expect that the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales.

Currently, our HEPLISAV-B product’s post-marketing observational studies are fully enrolled and continuing uninterrupted. Due to the design and conduct of the studies, we do not anticipate an impact to the integrity of the studies as a result of the “shelter in place” mandates. Our HEPLISAV-B dialysis study also continues to enroll patients, since the dialysis treatment is classified under the “essential travel” exemptions. However, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our post-marketing studies, which could adversely affect our business and growth prospects.

The extent of the impact of the COVID-19 pandemic on our ability to generate sales and revenues, our regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For additional information on the various current and future potential risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included herein.

We have been actively pursuing opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging our proprietary toll-like receptor 9 (“TLR9”) agonist adjuvant, CpG 1018, the adjuvant used in our HEPLISAV-B product. In 2020, we announced multiple collaborations focused on COVID-19, including with the Coalition for Epidemic Preparedness Innovations (CEPI), the University of Queensland, and Clover Biopharmaceuticals, and continue to work to identify other programs where CpG 1018 can be utilized to enhance the immune response to a coronavirus vaccine. We and our CMO are developing plans for scale-up activities to support pandemic level of production of CpG 1018 adjuvant, as necessary to support our multiple collaborations to develop a coronavirus vaccine. There can be no assurance we will be successful in our efforts to develop a COVID-19 vaccine

Critical Accounting Policies and the Use of Estimates

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

We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2020, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Revenues

Revenues consisted of amounts earned from product sales and collaboration revenue.

Product revenue, net, reflects sales of our HEPLISAV-B product. Revenue from product sales is recorded at the net sales price, which includes estimates of product returns, chargebacks, discounts, rebates and other fees. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2019 to 2020
Revenues:	2020	2019	$	%
Product revenue, net	$10,514	$5,627	$4,887	87%
Other revenue	405	146	259	177%
Total revenues	$10,919	$5,773	$5,146	89%

Product revenue, net increased in the first quarter of 2020 compared to same period in 2019 due to higher sales volume as additional healthcare providers completed operational activities required to switch to HEPLISAV-B and existing customers placed repeat orders. Although there was a modest impact from COVID-19 on HEPLISAV-B net product sales in the first quarter, most medical centers restricted access to their facilities and focused on providing care to only the most severely affected patients by mid-March. This has resulted in significantly reduced utilization of vaccines, including HEPLISAV-B, since the end of the first quarter of 2020, which has significantly impacted sales and is likely to continue until the U.S. returns to more normal conditions.

For the three months ended March 31, 2020 and 2019, other revenue includes collaboration revenue of $0.4 million and $0.1 million, respectively, related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd.

Cost of Sales – Product

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2019 to 2020
	2020	2019	$ %
Cost of sales - product	$2,354	$1,800	$554	31%

Cost of sales - product primarily includes certain fill, finish and overhead costs for pre-filled syringes (“PFS”) of HEPLISAV-B. Our HEPLISAV-B PFS finished goods inventory includes components for which a portion of the manufacturing costs were previously expensed to research and development prior to the approval of the PFS presentation by the FDA in March 2018. We expect to use this HEPLISAV-B PFS inventory over approximately the next six months. The increase in cost of sales-product in the first quarter of 2020 compared to the first quarter of 2019 is due to higher sales volume and higher unit costs as we produce and then sell inventory that reflects the full cost of manufacturing the product.

At March 31, 2020, inventories, net increased to $48.1 million from $41.3 million at December 31, 2019.

Cost of Sales - Amortization of Intangible Assets

The following is a summary of our cost of sales – amortization of intangible assets (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2019 to 2020
	2020	2019	$ %
Cost of sales - amortization of intangible assets	$2,298	$2,273	$25	1%

Cost of sales - amortization of intangible assets consists of amortization of the intangible asset recorded as a result of sublicense payments to Merck, Sharpe & Dohme Corp. (“Merck”), upon or after FDA approval of HEPLISAV-B in November 2017. At March 31, 2020, the intangible asset related to Merck was $0.2 million. The Sublicense Agreement expired in April 2020, at which time the license became perpetual, irrevocable, fully paid-up and royalty free.

Research and Development Expense

Research and development expense consists, primarily, of compensation and related personnel costs (which include benefits, recruitment, travel and supply costs), outside services, allocated facility costs and non-cash stock-based compensation. Outside services consist of costs associated with clinical development, process development, preclinical discovery and development, regulatory filings and research, including fees and expenses incurred by contract research organizations, clinical study sites, and other service providers.

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2019 to 2020
Research and Development:	2020	2019	$	%
Compensation and related personnel costs	$2,197	$7,904	$(5,707)	(72)%
Outside services	3,935	8,731	(4,796)	(55)%
Facility costs	94	2,391	(2,297)	(96)%
Non-cash stock-based compensation	(1,573)	2,180	(3,753)	(172)%
Total research and development	$4,653	$21,206	$(16,553)	(78)%

Compensation and related personnel costs and non-cash stock-based compensation decreased due to lower research and development headcount as a result of our restructuring in May 2019. Stock-based compensation for the three months ended March 31, 2020 included reversal of expenses related to cancellation of certain equity grants. The decrease in outside services was the result of winding down of our immuno-oncology programs. Facility costs, which primarily comprise of occupancy and related expenses, decreased due to lower overhead allocation to research and development functions.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2019 to 2020
Selling, General and Administrative:	2020	2019	$	%
Compensation and related personnel costs	$8,300	$5,114	$3,186	62%
Outside services	6,625	8,568	(1,943)	(23)%
Legal costs	734	526	208	40%
Facility costs	2,825	1,060	1,765	167%
Non-cash stock-based compensation	2,442	3,080	(638)	(21)%
Total selling, general and administrative	$20,926	$18,348	$2,578	14%

The increase in compensation and related personnel costs and the related decrease in outside services was due to the conversion of the external sales force to our employees effective April 1, 2019. The corresponding decrease in outside services was partially offset by costs related to HEPLISAV-B post-marketing study. Facility costs, which primarily comprise of occupancy and related expenses, increased due to higher overhead allocation to selling, general and administrative functions. Non-cash stock-based compensation decreased due to the retirement of our former CEO in August 2019. In addition, non-cash stock-based compensation for the three months ending March 31, 2020 included reversal of expenses related to certain equity grants cancellations.

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities. Interest expense includes the stated interest and accretion of discount and end of term fee related to our long-term debt agreement. Sublease income is recognized in connection with our sublease of office and laboratory space. Change in fair value of warrant liability reflects the changes in fair value of warrants issued in connection with equity financing in August 2019. Other income, net includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our other income (expense), net (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2019 to 2020
	2020	2019	$	%
Interest income	$590	$735	$(145)	(20)%
Interest expense	$(4,731)	$(2,734)	$1,997	73%
Sublease income	$1,926	$-	$1,926	NM
Change in fair value of warrant liability	$8,610	$-	$8,610	NM
Other income, net	$322	$181	$141	78%

NM=Not Meaningful

Interest expense increased due to the borrowing of the remaining $75.0 million in March 2019 under the term loan agreement with CRG Servicing LLC (“Loan Agreement”). We recognized sublease income of $1.9 million in connection with our sublease of office and laboratory space located at 5959 Horton Street, Emeryville, California to a third party in July 2019. The change in the fair value of the warrant liability is primarily due to decrease in our stock price. The change in other income, net is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2020, we had $129.5 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of March 31, 2020, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

At March 31, 2020, $104.0 million of common stock remained available for sale under our At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”). Subsequent to March 31, 2020 and through May 1, 2020, we sold 4,584,591 shares of common stock for net proceeds of $15.9 million under the 2017 ATM Agreement.

During the three months ended March 31, 2020, we used $26.9 million of cash for our operations primarily due to our net loss of $12.6 million, of which $1.7 million consisted of non-cash items which included change in fair value of warrant liability, amortization of intangible assets, stock-based compensation, non-cash interest expense, depreciation and amortization, amortization of right-of-use assets and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2019, we used $39.9 million of cash for our operations primarily due to our net loss of $39.7 million, of which $11.9 million consisted of non-cash items such as stock-based compensation, amortization of intangible assets, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense and accretion and amortization on marketable securities. Cash used in our operations during the first three months of 2020 decreased by $13.0 million. For the three months ended March 31, 2020, we received tenant improvement reimbursements from the landlord of 5959 Horton Street totaling $0.9 million and invested approximately $6.8 million in HEPLISAV-B inventory. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2020 and 2019, net cash provided by investing activities was $10.6 million and $14.6 million, respectively. During the first three months of 2020 and 2019, net proceeds from maturities and redemptions of marketable securities was $19.9 million and $25.5 million, respectively. During each of the first three months of 2020 and 2019, we paid $7.0 million of sublicense payment to Merck. Cash used in net purchases of property plant and equipment decreased by $1.5 million during the first three months of 2020 compared to the same period in 2019.

During the three months ended March 31, 2020 and 2019, net cash provided by financing activities was $14.5 million and $88.3 million, respectively. Cash provided by financing activities in the first three months of 2020 included net proceeds of $14.2 million from the issuance of common stock under our 2017 ATM Agreement. Cash provided by financing activities in the first three months of 2019 included net proceeds of $74.3 million from the second tranche of the Loan Agreement and net proceeds of $13.6 million from the issuance of common stock under our 2017 ATM Agreement.

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

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Contractual Obligations

As of March 31, 2020, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and for clinical research, totaled $7.8 million.

There were no other material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by rules enacted by the Securities and Exchange Commission, and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, achieve restructuring goals, commercialize approved products, expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the following risk factors. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission on March 11, 2020.

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been launched in the United States and there is significant competition in the marketplace. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.*

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of HEPLISAV-B will require significant resources and time and, while Dynavax personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is the company’s first marketed product, the potential uptake of the product in distribution and the timing for growth in sales, if any, is unpredictable and we may not be successful in commercializing HEPLISAV-B. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may not complete or maintain all of these important contracts on favorable terms or that in a potentially evolving reimbursement environment our efforts can overcome established competition at favorable pricing.

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

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive efforts to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. Our field-based personnel have paused in-person customer interactions in healthcare settings and are solely using electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We expect that the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales.

If we, or our partners, if any, are not successful in setting our marketing, pricing and reimbursement strategies, recruiting and maintaining effective sales and marketing personnel or in building and maintaining the infrastructure to support commercial operations, we will have difficulty successfully commercializing HEPLISAV-B, which would adversely affect our business and financial condition.

Our business and operations have been and may continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic.*

Our business has been and may continue to be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization (“WHO”) as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including a California executive order, San Francisco Bay Area order and other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The San Francisco Bay Area shelter-in-place order is expected to continue until May 31, 2020, unless further extended. In response to these public health directives and orders, we have implemented work-from-home policies for all employees, except those that need to be at work in order to perform critical responsibilities.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. In accordance with guidance issued by the Centers for Disease Control and Prevention, WHO and local authorities, beginning in March 2020, most of our global workforce transitioned to working remotely. The principal purchasers of HEPLISAV-B, including independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies, have all drastically curtailed their day-to-day activities and ceased allowing access to their facilities for non-COVID-19 related business. Thus, our field sales and medical science employees began utilizing telephone and web-based means to seek to continue in their roles, but have not been able to do so as effectively as being in-person.

This has significantly and adversely impacted our sales of HEPLISAV-B and our business and operating results since mid-March. We also cannot predict to what extent the COVID-19 pandemic may disrupt demand for HEPLISAV-B, but the overall magnitude of the disruption to our business will depend, in part, on the length and ongoing severity of the restrictions, and other limitations on our ability to conduct our business in the ordinary course, and prolonged disruptions would likely materially and negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive and similar government orders related to COVID-19 have had no material impact on the supply of HEPLISAV-B and we have no current expectation that they will. However, if they continue for a substantial period of time, they could impact personnel at our manufacturing facility in Germany and third-party manufacturing facilities in the United States. This could adversely affect our ability to maintain and distribute a consistent supply of HEPLISAV-B sufficient to meet demand.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our future sales of HEPLISAV-B and revenue will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States, business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business.

We implemented a strategic restructuring to prioritize our vaccine business and explore strategic alternatives for our immuno-oncology portfolio, and we cannot assure you that we will be able to successfully execute on a strategic alternative for our immuno-oncology portfolio.

In the second quarter of 2019, we implemented a strategic restructuring that would focus our efforts on HEPLISAV-B, which included a reduction in our workforce and operations to focus resources on HEPLISAV-B commercialization and sales execution as well as assess additional opportunities to leverage our CpG 1018 adjuvant. Additionally, we are seeking strategic alternatives for our immuno-oncology portfolio, including our development stage products such as SD-101 and DV281. In connection with the restructuring, we made the determination to wind down ongoing immuno-oncology trials. Our ability to successfully execute on a strategic alternative for our immuno-oncology portfolio is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative for our immuno-oncology portfolio upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative involving our immuno-oncology may be costly and time-consuming. Our strategic restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

We are subject to ongoing FDA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we must conduct an observational comparative study of HEPLISAV-B to Energix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018 and is scheduled to continue through November 2020. We must also conduct an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct these studies or complete these studies to the satisfaction of FDA could result in withdrawal of our BLA approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We are in competition with many companies developing vaccines and vaccine adjuvants, including GSK, Pfizer, Sanofi, Merck, Seqirus, Agenus, Emergent BioSolutions, Novavax, Medicago and VBI.

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

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for three months ended March 31, 2020 and 2019 were $12.6 million and $39.7 million, respectively. As of March 31, 2020, we had an accumulated deficit of $1.2 billion.

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

As of March 31, 2020, we had $129.5 million in cash, cash equivalents and marketable securities. We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

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

We have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce our CpG 1018 for HEPLISAV-B. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing supplier for CpG 1018, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B and developing and commercializing our product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers or at all.

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

We have entered into collaborative relationships to develop vaccines utilizing CpG 1018, including collaborations to develop a vaccine for COVID-19. These collaborations may not be successful.*

As part of our business, we collaborate with others to develop new vaccines utilizing CpG 1018, including to develop a vaccine for COVID-19. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing development, the results of clinical trials, whether the vaccine will be approved for use, the extent of competition, and whether a vaccine can be successfully commercialized. As a result, these collaborative efforts may not be successful.

The term loan agreement we entered into in February 2018 imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

In February, 2018, we entered into a term loan agreement under which we have borrowed $180.9 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which is $30 million for the period July 1, 2019 through June 30, 2020, the first period for which we are subject to such requirement. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

Our business operations are vulnerable to interruptions by natural disasters, health epidemics and other catastrophic events beyond our control, the occurrence of which could materially harm our manufacturing, distribution, sales, business operations and financial results.

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

Our business could be adversely affected by health epidemics in regions where we have manufacturing facilities, sales activities or other business operations. For example, outbreaks of epidemic or pandemic diseases, such as the ongoing COVID-19 pandemic, or the fear of such events, could cause restrictions on supply chains, access to workplaces and affect employee health and availability.

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

Additionally, our corporate headquarters in Emeryville, California, is located in a seismically active region that also is subject to possible electrical shutdowns and wildfires. Because we do not carry earthquake insurance for earthquake-related losses and significant recovery time could be required to resume operations, our financial condition and operating results could be materially adversely affected in the event of a major earthquake or catastrophic event. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us in excess of insured amounts could adversely affect our business and operations.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.*

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of key business processes.

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

U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. We have recently experienced a cybersecurity incident known as a phishing e-mail scam, and although we do not consider its impact on us to be material, if we are unable to prevent this or other such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent such events.

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

•	impact of COVID-19 on our HEPLISAV-B product revenue;
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

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock. In this regard, worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our 2017 ATM Agreement with Cowen under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of March 31, 2020, we have $104.0 million remaining under this agreement. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, except as previously disclosed.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	3.1	8-K	August 8, 2019	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Series B Preferred Stock Certificate	4.3	10-Q	November 7, 2019	001-34207
4.4	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
10.1	Registration Rights Agreement, dated March 11, 2020, by and among the Company, Bain Capital Life Sciences Fund, L.P. and BCIP Life Sciences Associates, LP.	99.D	13D/A	March 12, 2020	005-80035
10.2	Warrant Exchange Agreement, dated March 11, 2020, by and among the Company, Bain Capital Life Sciences Fund, L.P. and BCIP Life Sciences Associates, LP	99.E	13D/A	March 12, 2020	005-80035
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 7, 2020	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2020	By:	/s/ DAVID JOHNSON
David Johnson
Vice President, Chief Accounting Officer
(Principal Accounting Officer)