Form 10-Q
period 2020-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2020-08-06
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, the registrant had outstanding 109,511,602 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, our anticipated market opportunity and level of sales of HEPLISAV-B, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully develop and commercialize other vaccines containing our novel adjuvant CpG 1018, including any potential vaccine for COVID-19, our ability to manufacture sufficient supply of CpG 1018 to meet potential future demand in connection with new vaccines, including any potential COVID-19 vaccine, and to meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$60,485	$39,884
Marketable securities available-for-sale	140,223	111,171
Accounts and other receivables, net	903	8,886
Inventories, net	54,392	41,332
Prepaid expenses and other current assets	9,463	7,380
Total current assets	265,466	208,653
Property and equipment, net	30,476	32,022
Intangible assets, net	-	2,500
Operating lease right-of-use assets	27,871	30,252
Goodwill	2,103	2,081
Restricted cash	217	216
Other assets	3,181	3,344
Total assets	$329,314	$279,068
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,695	$9,278
Accrued research and development	2,396	4,120
Accrued liabilities	13,181	14,802
Warrant liability	31,905	14,860
Other current liabilities	3,045	9,987
Total current liabilities	53,222	53,047
Long-term debt, net of debt discount of $1,248 and $1,394 at June 30, 2020 and December 31, 2019, respectively	179,656	178,601
Long-term portion of lease liabilities	36,231	37,845
Other long-term liabilities	1,910	1,285
Total liabilities	271,019	270,778
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:	-	-
Series B Convertible Preferred stock ̶ 4 shares and 5 shares at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock: $0.001 par value; 278,000 shares and 139,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 109,503 shares and 83,871 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	109	84
Additional paid-in capital	1,343,279	1,229,417
Accumulated other comprehensive loss	(2,095)	(2,387)
Accumulated deficit	(1,282,998)	(1,218,824)
Total stockholders’ equity	58,295	8,290
Total liabilities and stockholders’ equity	$329,314	$279,068

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$2,405	$8,301	$12,919	$13,928
Other revenue	263	-	668	146
Total revenues	2,668	8,301	13,587	14,074
Operating expenses:
Cost of sales - product	967	2,141	3,321	3,941
Cost of sales - amortization of intangible assets	202	2,297	2,500	4,570
Research and development	5,884	16,196	10,537	37,402
Selling, general and administrative	18,954	17,861	39,880	36,209
Restructuring	-	8,777	-	8,777
Total operating expenses	26,007	47,272	56,238	90,899
Loss from operations	(23,339)	(38,971)	(42,651)	(76,825)
Other income (expense):
Interest income	331	979	921	1,714
Interest expense	(4,732)	(4,598)	(9,463)	(7,332)
Sublease income	1,927	-	3,853	-
Change in fair value of warrant liability (Note 11)	(25,655)	-	(17,045)	-
Other	(111)	(123)	211	58
Net loss	(51,579)	(42,713)	(64,174)	(82,385)
Basic and diluted net loss per share	$(0.53)	$(0.66)	$(0.70)	$(1.28)
Weighted average shares used to compute basic and diluted net loss per share	97,339	65,088	91,408	64,436

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(51,579)	$(42,713)	$(64,174)	$(82,385)
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities available-for-sale	(99)	108	192	176
Foreign currency translation adjustments	579	340	100	(144)
Total other comprehensive income	480	448	292	32
Total comprehensive loss	$(51,099)	$(42,265)	$(63,882)	$(82,353)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock
Three Months Ended June 30, 2020	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at March 31, 2020	87,599	$88	5	$-	$1,245,730	$(2,575)	$(1,231,419)	$11,824
Conversion of preferred stock	700	1	(1)	-	-	-	-	1
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	7	-	-	-	14	-	-	14
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 11)	21,197	20	-	-	93,447	-	-	93,467
Stock compensation expense	-	-	-	-	4,088	-	-	4,088
Total other comprehensive income	-	-	-	-	-	480	-	480
Net loss	-	-	-	-	-	-	(51,579)	(51,579)
Balances at June 30, 2020	109,503	$109	4	$-	$1,343,279	$(2,095)	$(1,282,998)	$58,295

Six Months Ended June 30, 2020
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Conversion of preferred stock	700	1	(1)	-	-	-	-	1
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	735	1	-	-	12	-	-	13
Issuance of common stock under Employee Stock Purchase Plan	91	-	-	-	311	-	-	311
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 11)	24,106	23	-	-	107,673	-	-	107,696
Stock compensation expense	-	-	-	-	5,866	-	-	5,866
Total other comprehensive income	-	-	-	-	-	292	-	292
Net loss	-	-	-	-	-	-	(64,174)	(64,174)
Balances at June 30, 2020	109,503	$109	4	$-	$1,343,279	$(2,095)	$(1,282,998)	$58,295

	Common Stock		Preferred Stock
Three Months Ended June 30, 2019	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at March 31, 2019	65,020	$65	-	$-	$1,151,421	$(2,431)	$(1,105,896)	$43,159
Issuance of common stock upon exercise of stock options and restricted stock awards, net	91	-	-	-	19	-	-	19
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	44	-	-	-	326	-	-	326
Stock compensation expense	-	-	-	-	9,349	-	-	9,349
Total other comprehensive income	-	-	-	-	-	448	-	448
Net loss	-	-	-	-	-	-	(42,713)	(42,713)
Balances at June 30, 2019	65,155	$65	-	$-	$1,161,115	$(1,983)	$(1,148,609)	$10,588

Six Months Ended June 30, 2019
Balances at December 31, 2018	62,862	$63	-	$-	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance of common stock upon exercise of stock options and restricted stock awards, net	831	-	-	-	1	-	-	1
Issuance of common stock under Employee Stock Purchase Plan	75	-	-	-	407	-	-	407
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	1,387	2	-	-	13,947	-	-	13,949
Stock compensation expense	-	-	-	-	15,519	-	-	15,519
Total other comprehensive income	-	-	-	-	-	32	-	32
Net loss	-	-	-	-	-	-	(82,385)	(82,385)
Balances at June 30, 2019	65,155	$65	-	$-	$1,161,115	$(1,983)	$(1,148,609)	$10,588

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(64,174)	$(82,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,063	3,196
Amortization of right-of-use assets	1,261	2,046
Gain on disposal of property and equipment and from lease termination	(76)	-
Accretion of discounts on marketable securities	(78)	(875)
Change in fair value of warrant liability	17,045	-
Stock compensation expense	5,866	15,519
Cost of sales - amortization of intangible assets	2,500	4,570
Non-cash interest expense	1,726	2,135
Tenant improvements provided by the landlord	908	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	7,983	(3,878)
Inventories, net	(13,060)	(17,607)
Prepaid expenses and other current assets	(2,083)	(643)
Other assets	163	3,177
Accounts payable	(3,993)	2,817
Lease liabilities	(1,383)	(761)
Accrued liabilities and other liabilities	(3,355)	(3,574)
Net cash used in operating activities	(48,687)	(76,263)
Investing activities
Acquisition of technology licenses	(7,000)	(7,000)
Purchases of marketable securities	(103,182)	(108,341)
Proceeds from maturities and redemptions of marketable securities	74,400	99,310
Purchases of property and equipment, net	(3,038)	(11,383)
Net cash used in investing activities	(38,820)	(27,414)
Financing activities
Proceeds from long-term debt, net	-	74,250
Proceeds from issuance of common stock, net	107,697	13,949
Proceeds from exercise of stock options and restricted stock awards, net	13	1
Proceeds from Employee Stock Purchase Plan	311	407
Net cash provided by financing activities	108,021	88,607
Effect of exchange rate changes on cash, cash equivalents and restricted cash	88	(44)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,602	(15,114)
Cash, cash equivalents and restricted cash at beginning of period	40,100	49,967
Cash, cash equivalents and restricted cash at end of period	$60,702	$34,853
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,757	$5,300
Tenant improvements provided by the landlord	$908	$3,228
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$124	$6,920
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$34,807

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company developing and commercializing novel vaccines. We launched our first product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], in February 2018, following United States Food and Drug Administration (“FDA”) approval for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We are also working to develop our novel adjuvant, CpG 1018, as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza. We were incorporated in California in August 1996 under the name Double Helix Corporation, and we changed our name to Dynavax Technologies Corporation in September 1996. We reincorporated in Delaware in 2000.

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

Liquidity and Financial Condition

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $200.7 million. As of June 30, 2020, the principal amount of our term loan was $180.9 million, including paid-in-kind interest. The term loan has a maturity date of December 31, 2023, unless earlier prepaid.

In May 2020, we completed an underwritten public offering of 16,100,000 shares of our common stock at a public offering price of $5.00 per share. The net proceeds from this offering were approximately $75.4 million, after deducting the underwriting discount and other estimated offering expenses.

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

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of June 30, 2020, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the six months ended June 30, 2020 and 2019.

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

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the six months ended June 30, 2020 and 2019, there were no inventory reserves recognized.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities for the six months ended June 30, 2020 and 2019.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2020.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets
Money market funds	$24,187	$-	$-	$24,187
U.S. treasuries	-	22,222	-	22,222
U.S. government agency securities	-	54,405	-	54,405
Corporate debt securities	-	92,159	-	92,159
Total assets	$24,187	$168,786	$-	$192,973
Liabilities
Warrant liability	$-	$-	$31,905	$31,905

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets
Money market funds	$27,854	$-	$-	$27,854
U.S. treasuries	-	6,517	-	6,517
U.S. government agency securities	-	51,273	-	51,273
Corporate debt securities	-	61,373	-	61,373
Total assets	$27,854	$119,163	$-	$147,017
Liabilities
Warrant liability	$-	$-	$14,860	$14,860
Sublicense liability	-	-	6,948	6,948
Total liabilities	$-	$-	$21,808	$21,808

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

As of June 30, 2020, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	5,841,250
Expected term	1.6 years
Expected volatility	0.9
Risk-free interest rate	0.2%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for the six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$14,860
Increase in the estimated fair value of warrant liability upon revaluation	17,045
Balance at June 30, 2020	$31,905

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$60,485	$39,884	$34,225	$49,348
Restricted cash	217	216	628	619
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$60,702	$40,100	$34,853	$49,967

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2020
Cash and cash equivalents:
Cash	$7,735	$-	$-	$7,735
Money market funds	24,187	-	-	24,187
U.S. treasuries	5,999	-	-	5,999
Corporate debt securities	22,564	1	(1)	22,564
Total cash and cash equivalents	60,485	1	(1)	60,485
Marketable securities available-for-sale:
U.S. treasuries	16,159	64	-	16,223
U.S. government agency securities	54,261	151	(7)	54,405
Corporate debt securities	69,539	62	(6)	69,595
Total marketable securities available-for-sale	139,959	277	(13)	140,223
Total cash, cash equivalents and marketable securities	$200,444	$278	$(14)	$200,708
December 31, 2019
Cash and cash equivalents:
Cash	$4,038	$-	$-	$4,038
Money market funds	27,854	-	-	27,854
Corporate debt securities	7,992	-	-	7,992
Total cash and cash equivalents	39,884	-	-	39,884
Marketable securities available-for-sale:
U.S. treasuries	6,511	6	-	6,517
U.S. government agency securities	51,235	50	(12)	51,273
Corporate debt securities	53,353	28	-	53,381
Total marketable securities available-for-sale	111,099	84	(12)	111,171
Total cash, cash equivalents and marketable securities	$150,983	$84	$(12)	$151,055

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2020
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$117,285	$117,551
Mature after one year through two years	22,674	22,672
	$139,959	$140,223

There were no realized gains or losses from the sale of marketable securities during the six months ended June 30, 2020 and 2019.

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Management assesses whether declines in the fair value of investment securities are other than temporary. In determining whether a decline is other than temporary, management considers the following factors:

•	whether the investment has been in a continuous realized loss position for over 12 months;
•	the duration to maturity of our investments;
•	our intention and ability to hold the investment to maturity and if it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost bases;

•	the credit rating, financial condition and near-term prospects of the issuer; and
•	the type of investments made.

To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$24,981	$15,198
Work-in-process	21,649	22,890
Finished goods	7,762	3,244
Total	$54,392	$41,332

5. Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	June 30, 2020	December 31, 2019
Intangible assets	$19,773	$19,773
Less accumulated amortization	(19,773)	(17,273)
Total	$-	$2,500

We recorded cost of sales - amortization of intangible assets of $0.2 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively. We recorded cost of sales - amortization of intangible assets of $2.5 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively. See Note 7.

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

On September 17, 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we are entitled to a tenant improvement allowance of up to $8.3 million, of which $7.9 million has been received through June 30, 2020. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our June 30, 2020 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. For the three and six months ended June 30, 2020, we recognized $1.9 million and $3.9 million, respectively, of sublease income included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$1,561	$1,747	$3,153	$3,485

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020 and 2019 was $3.4 million and $2.4 million, respectively, and was included in operating cash flows in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,045	$3,039
Long-term portion of lease liabilities	36,231	37,845
Total operating lease liabilities	$39,276	$40,884

At June 30, 2020, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2020 (remaining)	$2,553	$3,443
2021	5,201	6,898
2022	5,357	6,214
2023	5,518	5,353
2024	5,684	5,497
Thereafter	39,595	36,299
Total	$63,908	63,704
Less:
Present value adjustment		(24,428)
Total		$39,276

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term	9.4 years	9.7 years
Weighted average discount rate	10.1%	10.1%

Commitments

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through June 30, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $180.9 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. See Note 8.

As of June 30, 2020, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and for clinical research, totaled $10.1 million.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through June 30, 2020 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of June 30, 2020.

In conjunction with a financing arrangement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. We have made no payments and have not recorded a liability as of June 30, 2020. In July 2020, we entered into an Asset Purchase Agreement to sell our SD-101 program and will be obliged to pay Holdings 50% of the upfront payment of $5 million and 50% of the contingent pre-commercialization milestone payments under the Asset Purchase Agreement. See Note 14.

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

7. Collaborative Research, Development and License Agreements

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed-upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the three months ended June 30, 2020, we recognized collaboration revenue of $0.3 million. No collaboration revenue was recognized for the three months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, we recognized collaboration revenue of $0.7 million and $0.1 million, respectively.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we were obligated to pay $21.0 million in three installments. The first, second and third installment of $7.0 million each was paid in February 2018, 2019 and 2020, respectively. The Sublicense Agreement expired in April 2020, at which time the license became perpetual, irrevocable, fully paid-up and royalty free. As of June 30, 2020, the intangible asset has been fully amortized. At December 31, 2019, the intangible asset, net balance was $2.5 million. See Note 5.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million Loan Agreement with CRG Servicing LLC. Net proceeds under the Loan Agreement were $173.3 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At June 30, 2020, the effective interest rate was 10.3%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through June 30, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $180.9 million, excluding debt discount of $1.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

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

We recorded $4.7 million and $4.5 million of interest expense related to the Term Loans during the three months ended June 30, 2020 and 2019, respectively. We recorded $9.4 million and $7.1 million of interest expense related to the Term Loans during the six months ended June 30, 2020 and 2019, respectively.

9. Revenue Recognition

All of our product revenue consisted of sales of HEPLISAV-B in the U.S. For the six months ended June 30, 2020 and 2019, our three largest Customers collectively represented approximately 66% and 64% of our product revenue, respectively. The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2020 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Six months ended June 30, 2020:
Accounts receivable reserves(1)	$2,701	$3,594	$(4,230)	$2,065
Revenue reserve accruals(2)	$3,893	$2,793	$(2,816)	$3,870

(1)	Reserves are for chargebacks, discounts and other fees.
(2)	Accruals are for returns, rebates and other fees.

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

The following were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Outstanding securities not included in diluted net loss per share calculation (in thousands):
Stock options and stock awards	11,276	10,950	11,276	10,950
Series B Convertible Preferred Stock (as converted to common stock)	4,140	-	4,140	-
Warrants (as exercisable into common stock)	5,841	-	5,841	-
	21,257	10,950	21,257	10,950

11. Common Stock, Preferred Stock and Warrants

Common Stock

On May 28, 2020, our Amended and Restated Certificate of Incorporation was amended to increase the number of authorized shares of our common stock, par value $0.001, from 139,000,000 shares to 278,000,000 shares. As of June 30, 2020, there were 109,503,242 shares of our common stock outstanding.

In August 2019, we sold (i) 18,525,000 shares of our common stock, par value $0.001 per share, (ii) 4,840 shares of our Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) and (iii) warrants to purchase up to an aggregate of 5,841,250 shares of our common stock in an underwritten public offering (the “Offering”). Each share of common stock was sold together with a warrant to purchase 0.25 shares of common stock, at a combined price of $3.00 per share of common stock and the accompanying warrant. Each share of Series B Preferred Stock was sold together with a warrant to purchase 250 shares of common stock, at a combined price of $3,000 per share and the accompanying warrant. Proceeds from the Offering were approximately $65.6 million, net of issuance costs of $4.5 million.

Investment funds associated with Bain Capital Life Sciences Investors, LLC (“Bain Capital Life Sciences”) purchased approximately $35.0 million of common stock, Series B Preferred Stock and warrants in the Offering at the public offering price. Pursuant to the Offering, (i) Bain Capital Life Sciences Fund, L.P. purchased 6,826,266 shares of common stock, 3,756 shares of Series B Preferred Stock and warrants to purchase 2,645,566 shares of common stock for a total purchase price of approximately $31.7 million and (ii) BCIP Life Sciences Associates, LP purchased 698,734 shares of common stock, 384 shares of Series B Preferred Stock and warrants to purchase 270,684 shares of common stock for a total purchase price of approximately $3.2 million (together, “Bain Life Sciences Funds”). Bain Capital Life Sciences is the general partner of Bain Life Sciences Funds. The participation by these investors was on the same terms as the other investors in the Offering.

Following the Offering, Andrew A. F. Hack, M.D., Ph.D and Managing Director of Bain Capital Life Sciences (a related party), was appointed to our board of directors.

On March 11, 2020, we entered into a warrant exchange agreement with Bain Life Sciences Funds pursuant to which we agreed that we would, upon future notice from Bain Life Sciences Funds, exchange all or a portion of the common stock warrants held by Bain Life Sciences Funds for warrants to purchase a new Series C convertible preferred stock (“Series C Warrants”). Each share of Series C convertible preferred stock would be convertible into 1,000 shares of common stock, with a conversion price of $4.50 and would have substantially identical rights to our Series B Preferred Stock. As of June 30, 2020, Bain Life Sciences Funds have not exercised their rights to exchange common stock warrants with Series C Warrants.

In May 2020, we completed an underwritten public offering of 16,100,000 shares of our common stock, par value $0.001 per share, including 2,100,000 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters. All of the shares were offered at a price to the public of $5.00 per share. The net proceeds to us from this offering were approximately $75.4 million, after deducting the underwriting discount and other estimated offering expenses payable by us. Bain Life Sciences Funds purchased 1,000,000 shares of common stock in the underwritten public offering. Bain Capital Life Sciences is the general partner of Bain Life Sciences Funds. The participation by Bain Life Sciences Funds was on the same terms as the other investors in the offering.

On November 3, 2017, we entered into an At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we were able to offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price up to $150 million through Cowen as our sales agent. We paid Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2017 ATM Agreement. For the six months ended June 30, 2020, we received net cash proceeds of $32.3 million resulting from sales of 8,005,467 shares of our common stock. As of June 30, 2020, we had $78.9 million remaining under the 2017 ATM Agreement. In connection with our public offering in May 2020, we suspended the prospectus relating to the 2017 ATM Agreement. On August 6, 2020, we entered into a new sales agreement with Cowen, which replaced the 2017 ATM Agreement, under which we can offer and sell up to $150 million of our common stock from time to time.

Preferred Stock

As of June 30, 2020, there were 4,140 shares of Series B Preferred Stock outstanding.

In the second quarter of 2020, 700 shares of our Series B Preferred Stock were converted into 700,000 shares of common stock.

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

Warrants

As of June 30, 2020, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of June 30, 2020 (in thousands)
August 12, 2019	5,841	February 12, 2022	$4.50	5,841

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

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will recognized as other income (expense) in the condensed consolidated statements of operations. At June 30, 2020, the estimated fair value of warrant liability was $31.9 million. For the three and six months ended June 30, 2020, we recognized the increase in the estimated fair value of warrant liability of $25.7 million and the $17.0 million, respectively as an expense in other income (expense) in our condensed consolidated statements of operations.

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

On May 28, 2020 and on May 30, 2019, our stockholders approved an amendment to 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the aggregate number of shares of common stock authorized for issuance by 7,600,000 and 2,300,000, respectively. Under the Amended 2018 EIP, the aggregate number of shares of our common stock that may be issued to employees and directors (subject to adjustment for certain changes in capitalization) is 22,517,869.

Option activity under our stock-based compensation plans during the six months ended June 30, 2020 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2019	8,006	$13.86
Options granted	1,574	5.36
Options exercised	(7)	5.74
Options cancelled:
Options forfeited (unvested)	(226)	7.43
Options expired (vested)	(151)	16.88
Balance at June 30, 2020	9,196	$12.52	4.36	$13,445
Vested and expected to vest at June 30, 2020	8,932	$12.72	4.30	$12,626
Exercisable at June 30, 2020	5,151	$17.29	2.92	$1,168

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2020 was as follows (in thousands except per share amounts):

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2019	1,784	$9.16
Granted	1,166	5.29
Vested	(732)	10.53
Forfeited	(138)	7.62
Non-vested as of June 30, 2020	2,080	$6.61

The aggregate intrinsic value of the restricted stock units outstanding as of June 30, 2020, based on our stock price on that date was $18.5 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of June 30, 2020, approximately 138,000 shares underlying stock options and approximately 185,000 restricted stock unit awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Weighted-average fair value per share	$3.77	$4.92	$3.61	$4.67	$2.17	$5.19
Risk-free interest rate	0.3%	2.3%	1.2%	2.2%	1.5%	2.5%
Expected life (in years)	4.5	4.5	4.5	4.5	1.2	1.2
Volatility	0.9	0.9	0.9	0.9	0.6	0.8

The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$774	$1,976	$(799)	$4,156
Selling, general and administrative	2,491	2,470	4,933	5,550
Restructuring	-	4,122	-	4,122
Cost of sales - product	179	292	315	630
Inventory	644	489	1,417	1,061
Total	$4,088	$9,349	$5,866	$15,519

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Stock-based compensation for the six months ended June 30, 2020 included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.

As of June 30, 2020, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $20.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. Additionally, as of June 30, 2020, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $0.9 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the six months ended June 30, 2020, employees have acquired 91,653 shares of our common stock under the Purchase Plan and 359,264 shares of our common stock remained available for future purchases under the Purchase Plan.

13.	Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also, in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), retired from the Company and the Board, effective August 1, 2019.

During the three months ended June 30, 2019, we recognized restructuring charges of $8.8 million, of which $4.7 million was related to severance and other termination benefits and $4.1 million was related to stock-based compensation expense as a result of accelerated vesting of stock awards and the extension of exercise period of stock options. At December 31, 2019, we have completed our restructuring activities and all of restructuring costs totaling $13.4 million have been incurred.

14.	Subsequent Event

On July 31, 2020, we entered into an Asset Purchase Agreement to sell our SD-101 program which included intellectual property, clinical trial data, clinical supply inventory, certain contracts, other data, records, goodwill and certain other assets for an upfront payment of $5 million, $4 million in December 2020, contingent milestone payments and royalty payments based on the net sales of SD-101.

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

Overview

We are a fully-integrated biopharmaceutical company focused on developing and commercializing novel vaccines. Our first commercial product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We are also working to develop our novel adjuvant, CpG 1018, as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza.

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

All of product revenue is from sales of HEPLISAV-B to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the three and six months ended June 30, 2020, product revenue, net was $2.4 million and $12.9 million, respectively.

In February 2018, we entered into a term loan agreement with CRG Servicing LLC. We borrowed $100 million at closing and the remaining $75.0 million in March 2019. At June 30, 2020, the principal amount of the term loan was $180.9 million, excluding debt discount of $1.2 million. The loan and the related unpaid interest and fees are due in December 2023.

In May 2020, we completed an underwritten public offering of 16,100,000 shares of our common stock at a public offering price of $5.00 per share. The net proceeds from this offering were approximately $75.4 million, after deducting the underwriting discount and other estimated offering expenses.

For the six months ended June 30, 2020, we received net cash proceeds of $32.3 million from sales of 8,005,467 shares of our common stock under the At Market Sales Agreement with Cowen and Company, LLC entered in November 2017.

COVID-19 Update

The ongoing COVID-19 global pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 virus, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We continue to assess the potential impact of the COVID-19 pandemic on our business and operations.

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. Due to the ongoing COVID-19 global pandemic, most medical centers have restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in mid-March. As states began phasing out restrictions in late May/early June, medical centers have been operating under limited capacity and strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines since the end of the first quarter of 2020, including HEPLISAV-B. This reduced utilization has significantly impacted sales and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to help protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to help protect the safety of patients and healthcare professionals. Our field-based personnel have paused in-person customer interactions in healthcare settings and are solely using electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are conducting a greater proportion of their work from their homes and are facing additional demands on their time during the COVID-19 pandemic. We expect that the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, could reduce the effectiveness of our sales personnel, and those of our collaborators, which could negatively affect our product sales.

Currently, our HEPLISAV-B post-marketing observational studies are fully enrolled and continuing uninterrupted. Due to the design and conduct of the studies, we do not anticipate an impact to the integrity of the studies from “shelter in place” mandates. The HEPLISAV-B dialysis study is able to continue, because the dialysis treatment is classified under “essential travel” exemptions. However, if the COVID-19 pandemic persists for an extended period of time, we could experience significant disruptions to our post-marketing studies, which could adversely affect our business and growth prospects.

The extent of the impact of the COVID-19 pandemic on our ability to generate sales and revenues, our regulatory efforts, our corporate development objectives and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For additional information on the various current and future potential risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors, included herein.

We have been actively pursuing opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging our novel toll-like receptor 9 (“TLR9”) agonist adjuvant, CpG 1018, which is the adjuvant used in our HEPLISAV-B product. In 2020, we announced multiple collaborations focused on COVID-19, including collaborations with the Coalition for Epidemic Preparedness Innovations (CEPI), the University of Queensland, and Clover Biopharmaceuticals, and we continue to work to identify other programs where CpG 1018 can be utilized to enhance the immune response to a coronavirus vaccine. We and our contract manufacturer are developing plans to help scale-up activities to support pandemic-level of production of our CpG 1018 adjuvant, as necessary to support these and any future collaborations. There can be no assurance we will be successful in our efforts to help develop an adjuvanted COVID-19 vaccine.

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

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2020, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following is a summary of our revenues (in thousands, except for percentages):

Increase	Increase
Three Months Ended	(Decrease) from	Six Months Ended	(Decrease) from
June 30,	2019 to 2020	June 30,	2019 to 2020
Revenues:	2020	2019	$	%	2020	2019	$	%
Product revenue, net	$2,405	$8,301	$(5,896)	(71)%	$12,919	$13,928	$(1,009)	(7)%
Other revenue	263	-	263	NM	668	146	522	358%
Total revenues	$2,668	$8,301	$(5,633)	(68)%	$13,587	$14,074	$(487)	(3)%

NM=Not Meaningful

Product revenue, net for the three and six months ended June 30, 2020 decreased, as compared to the same periods in 2019, primarily due to lower sales volume as a result of the COVID-19 global pandemic. Due to the ongoing COVID-19 global pandemic, most medical centers restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in mid-March. Product sales were lower than end user demand as distributors elected to reduce inventory levels during the quarter. As states began phasing out restrictions in late May/early June, medical centers have gradually expanded their services under strict social distancing rules. Adult vaccine utilization, including HEPLISAV-B, remained low in the second quarter, which significantly impacted sales, although HEPLISAV-B sales volume began to increase in mid-June as the U.S. began to return to more normal conditions.

Other revenue includes collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd.

Cost of Sales – Product

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2019 to 2020		June 30,		2019 to 2020
	2020	2019	$ %		2020	2019	$ %
Cost of sales - product	$967	$2,141	$(1,174)	(55)%	$3,321	$3,941	$(620)	(16)%

Cost of sales - product primarily includes certain fill, finish and overhead costs for pre-filled syringes (“PFS”) of HEPLISAV-B. Our HEPLISAV-B PFS finished goods inventory includes components for which a portion of the manufacturing costs were previously expensed to research and development prior to the approval of the PFS presentation by the FDA in March 2018. We expect to use this HEPLISAV-B PFS inventory over approximately the next three to six months.

For the three and six months ended June 30, 2020, cost of sales-product decreased, as compared to the same periods in 2019, primarily due to lower sales volume, lower overhead as a result of the restructuring in May 2019, partially offset by higher unit costs as we produce and then sell inventory that reflects the full cost of manufacturing.

Cost of Sales - Amortization of Intangible Assets

The following is a summary of our cost of sales – amortization of intangible assets (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2019 to 2020		June 30,		2019 to 2020
	2020	2019	$ %		2020	2019	$ %
Cost of sales - amortization of intangible assets	$202	$2,297	$(2,095)	(91)%	$2,500	$4,570	$(2,070)	(45)%

Cost of sales - amortization of intangible assets consists of amortization of the intangible asset recorded as a result of sublicense payments to Merck, Sharpe & Dohme Corp. (“Merck”), upon or after FDA approval of HEPLISAV-B in November 2017. The intangible asset has been fully amortized as of April 2020 as the sublicense agreement expired.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2019 to 2020		June 30,		2019 to 2020
Research and Development:	2020	2019	$	%	2020	2019	$	%
Compensation and related personnel costs	$2,026	$6,050	$(4,024)	(67)%	$4,223	$13,954	$(9,731)	(70)%
Outside services	2,942	6,165	(3,223)	(52)%	6,877	14,896	(8,019)	(54)%
Facility costs	142	2,005	(1,863)	(93)%	236	4,396	(4,160)	(95)%
Non-cash stock-based compensation	774	1,976	(1,202)	(61)%	(799)	4,156	(4,955)	(119)%
Total research and development	$5,884	$16,196	$(10,312)	(64)%	$10,537	$37,402	$(26,865)	(72)%

For the three and six months ended June 30, 2020, compensation and related personnel costs and non-cash stock-based compensation decreased, as compared to the same periods in 2019, due to lower research and development headcount as a result of our restructuring in May 2019. In addition, non-cash stock-based compensation for the six months ended June 30, 2020 included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020. The decrease in outside services, as compared to the same periods in 2019, was the result of winding down of our immuno-oncology programs. Facility costs, which primarily comprise of occupancy and related expenses, decreased, as compared to the same periods in 2019, due to lower overhead allocation to research and development functions.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2019 to 2020		June 30,		2019 to 2020
Selling, General and Administrative:	2020	2019	$	%	2020	2019	$	%
Compensation and related personnel costs	$7,422	$8,353	$(931)	(11)%	$15,722	$13,467	$2,255	17%
Outside services	5,584	4,564	1,020	22%	12,209	13,132	(923)	(7)%
Legal costs	582	677	(95)	(14)%	1,316	1,203	113	9%
Facility costs	2,875	1,797	1,078	60%	5,700	2,857	2,843	100%
Non-cash stock-based compensation	2,491	2,470	21	1%	4,933	5,550	(617)	(11)%
Total selling, general and administrative	$18,954	$17,861	$1,093	6%	$39,880	$36,209	$3,671	10%

For the three months ended June 30, 2020, compensation and related personnel costs decreased, as compared to the same periods in 2019, due to lower headcount and decrease in business travel due to COVID-19 travel restrictions. For the six months ended June 30, 2020, the increase in compensation and related personnel costs and the related decrease in outside services, as compared to the same period in 2019, was due to the conversion of the external sales force to our employees effective April 1, 2019. In addition, the corresponding decrease in outside services was partially offset by costs related to the HEPLISAV-B post-marketing study.

For the three and six months ended June 30, 2020, facility costs, which primarily comprise of occupancy and related expenses, increased, as compared to the same periods in 2019, due to higher overhead allocation to selling, general and administrative functions.

Non-cash stock-based compensation for the six months ended June 30, 2020 decreased, as compared to the same period in 2019, due to the retirement of our former CEO in August 2019 and included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.

Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also, in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), retired from the Company and the Board, effective August 1, 2019.

During the three months ended June 30, 2019, we recognized restructuring charges of $8.8 million, of which $4.7 million was related to severance and other termination benefits and $4.1 million was related to stock-based compensation expense as a result of accelerated vesting of stock awards and the extension of exercise period of stock options. As of December 31, 2019, we have completed our restructuring activities and all costs have been incurred.

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities. Interest expense includes the stated interest and accretion of discount and end of term fee related to our long-term debt agreement. Sublease income is recognized in connection with our sublease of office and laboratory space. Change in fair value of warrant liability reflects the changes in fair value of warrants issued in connection with equity financing in August 2019. Other includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2019 to 2020		June 30,		2019 to 2020
	2020	2019	$	%	2020	2019	$	%
Interest income	$331	$979	$(648)	(66)%	$921	$1,714	$(793)	(46)%
Interest expense	$(4,732)	$(4,598)	$134	3%	$(9,463)	$(7,332)	$2,131	29%
Sublease income	$1,927	$-	$1,927	NM	$3,853	$-	$3,853	NM
Change in fair value of warrant liability	$(25,655)	$-	$25,655	NM	$(17,045)	$-	$17,045	NM
Other	$(111)	$(123)	$(12)	(10)%	$211	$58	$153	264%

NM=Not Meaningful

Interest income for the three and six months ended June 30, 2020 decreased, as compared to the same periods in 2019, primarily due to a lower yield on our marketable securities portfolio. Interest expense for the six months ended June 30, 2020 increased due to the borrowing of the remaining $75.0 million in March 2019 under the term loan agreement with CRG Servicing LLC (“Loan Agreement”). For the three and six months ended June 30, 2020, we recognized sublease income of $1.9 million and $3.9 million, respectively, in connection with our sublease of office and laboratory space located at 5959 Horton Street, Emeryville, California to a third party in July 2019. The change in the fair value of the warrant liability is primarily due to an increase in our stock price. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2020, we had $200.7 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of June 30, 2020, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

In February 2018, we entered into a term loan agreement with CRG Servicing LLC. At June 30, 2020, the principal amount of the term loan was $180.9 million, excluding debt discount of $1.2 million. The loan and the related unpaid interest and fees are due in December 2023.

In May 2020, we completed an underwritten public offering of 16,100,000 shares of our common stock at a public offering price of $5.00 per share. The net proceeds from this offering were approximately $75.4 million, after deducting the underwriting discount and other estimated offering expenses.

At June 30, 2020, $78.9 million of common stock remained available for sale under our At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”). In connection with our public offering in May 2020, we suspended the prospectus relating to the 2017 ATM Agreement. On August 6, 2020, we entered into a new sales agreement with Cowen, which replaced the 2017 ATM Agreement, under which we can offer and sell up to $150 million of our common stock from time to time.

During the six months ended June 30, 2020, we used $48.7 million of cash for our operations primarily due to our net loss of $64.2 million, of which $30.3 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense, amortization of right-of-use assets and accretion and amortization on marketable securities. By comparison, during the six months ended June 30, 2019, we used $76.3 million of cash for our operations primarily due to our net loss of $82.4 million, of which $26.6 million consisted of non-cash items which included stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense, amortization of right-of-use assets and accretion and amortization on marketable securities. Cash used in our operations during the first six months of 2020 decreased by $27.6 million. For the six months ended June 30, 2020, we received tenant improvement reimbursements from the landlord of 5959 Horton Street totaling $0.9 million and invested approximately $13.1 million in HEPLISAV-B inventory. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2020 and 2019, net cash used in investing activities was $38.8 million and $27.4 million, respectively. Cash used in investing activities during the first six months of 2020 included $28.8 million of net purchases of marketable securities compared to $9.0 million of net purchases of marketable securities during the first six months of 2019. During each of the first six months of 2020 and 2019, we paid $7.0 million of sublicense payment to Merck. Cash used in net purchases of property plant and equipment decreased by $8.3 million during the first six months of 2020 compared to the same period in 2019. The decrease was, primarily, due to the installation of facility improvements in the first six months of 2019.

During the six months ended June 30, 2020 and 2019, net cash provided by financing activities was $108.0 million and $88.6 million, respectively. Cash provided by financing activities for the first six months of 2020 included net proceeds of $75.4 million and $32.3 million from the issuance of common stock under our underwritten public offering in May 2020 and our 2017 ATM Agreement, respectively. Cash provided by financing activities in the first six months of 2019 included net proceeds of $74.3 million from the second tranche of the Loan Agreement and net proceeds of $13.9 million from the issuance of common stock under our 2017 ATM Agreement.

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

Contractual Obligations

As of June 30, 2020, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and for clinical research, totaled $10.1 million.

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

During the six months ended June 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements concerning our future efforts to obtain regulatory approval, achieve restructuring goals, commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission on March 11, 2020.

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

In addition, due to the ongoing COVID-19 global pandemic, most medical centers have restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in mid-March. As states began phasing out restrictions in late May/early June, medical centers have been operating under limited capacity and strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines since the end of the first quarter of 2020, including HEPLISAV-B. This reduced utilization has significantly impacted sales and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions.

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

Our business and operations have been and may continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic.*

Our business has been and may continue to be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization (“WHO”) as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease. In response to these public health directives and orders, we have implemented work-from-home policies for all employees, except those that need to be at work in order to perform critical responsibilities.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. In accordance with guidance issued by the Centers for Disease Control and Prevention, WHO and local authorities, beginning in March 2020, most of our global workforce transitioned to working remotely. The principal purchasers of HEPLISAV-B, including independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies, have all drastically curtailed their day-to-day activities and ceased allowing access to their facilities for non-COVID-19 related business. Thus, our field sales and medical science employees increased their use of telephone and web-based means to seek to continue in their roles, which may not be as effective as being in-person.

This has resulted in significantly reduced utilization of adult vaccines since the end of the first quarter of 2020, including HEPLISAV-B, which in turn has significantly and adversely impacted our sales of HEPLISAV-B and our business and operating results since mid-March. This reduced utilization is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions.

We also cannot predict to what extent the COVID-19 pandemic may continue to disrupt demand for HEPLISAV-B, but the overall magnitude of the disruption to our business will depend, in part, on the length and ongoing severity of the restrictions, and other limitations on our ability to conduct our business in the ordinary course, and prolonged disruptions would likely materially and negatively impact our business, operating results and financial condition.

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

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our future sales of HEPLISAV-B and revenue will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States, business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these impacts could continue to adversely impact affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

We have entered into collaborative relationships to develop vaccines utilizing CpG 1018, including collaborations to develop a vaccine for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 are inadequate; we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018.*

As part of our business, we are working to develop our novel adjuvant, CpG 1018, as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing development, the results of clinical trials, whether the vaccine will be approved for use, the extent of competition, and whether a vaccine can be successfully commercialized. As a result, these collaborative efforts may not be successful.

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval, of potential vaccines, including any potential vaccine for COVID-19 containing CpG 1018. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. If a collaborative partner fails to conduct collaborative activities successfully, the development of a vaccine will be delayed, and may not occur at all. We also rely on a single supplier to produce CpG 1018. If we were unable to maintain our existing supplier for CpG 1018, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines by our third-party collaborators. We or other third parties may not be able to produce CpG 1018 at a cost, quantity and quality similar to that available from our current third-party supplier, or at all.

CpG 1018 has no composition of matter patent protection. We have filed patent applications claiming compositions and methods of use of CpG 1018 for COVID-19 and other vaccines. In addition, we rely on trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018. If we are unable to adequately obtain or enforce our proprietary rights relating to CpG 1018, we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

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

We have applied for, and in some cases have received, grants to help fund the scale-up of CpG 1018 production, and such grants, if and when received, may involve pricing or other restrictions.*

In order to help fund potential scale-up of production of CpG 1018 that may be required in the event that CpG 1018 is included in any approved and commercially-available novel vaccine, whether a COVID-19 vaccine or otherwise, we have applied for, and in some cases have received grants from various charitable and philanthropic organizations. These grants, if and when received, may come with certain pricing requirements, global access requirements or reporting or other covenants to ensure that any funded product is made available by us worldwide on a nondiscriminatory basis. Such covenants may limit the price we can charge for any funded product and may involve a license to use technology we own in the funded products if we do not comply. Such price limitations or licenses, if invoked, could serve to limit the prices we charge, or in some cases, our control over the manufacturing and distribution of funded products.

We implemented a strategic restructuring to prioritize our vaccine business and explore strategic alternatives for our immuno-oncology portfolio, and we cannot assure you that we will be able to successfully execute on a strategic alternative for our immuno-oncology portfolio.

In the second quarter of 2019, we implemented a strategic restructuring that would focus our efforts on HEPLISAV-B, which included a reduction in our workforce and operations to focus resources on HEPLISAV-B commercialization and sales execution as well as assess additional opportunities to leverage our CpG 1018 adjuvant. We recently announced the sale of assets related to our SD-101 program. Additionally, we are seeking strategic alternatives for other aspects of our immuno-oncology portfolio, including our development stage product DV281. In connection with the restructuring, we made the determination to wind down ongoing immuno-oncology trials. Our ability to successfully execute on a strategic alternative for our immuno-oncology portfolio is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative for our immuno-oncology portfolio upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative involving our immuno-oncology may be costly and time-consuming. Our strategic restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck and GlaxoSmithKline plc (“GSK”) and if approved outside the U.S., with vaccines from those companies as well as several additional established pharmaceutical companies. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. A three dose HBV vaccine is reported to be under development by VBI Vaccines Inc (“VBI”).

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

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for six months ended June 30, 2020 and 2019 were $64.2 million and $82.4 million, respectively. As of June 30, 2020, we had an accumulated deficit of $1.3 billion.

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

As of June 30, 2020, we had $200.7 million in cash, cash equivalents and marketable securities. We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

As a biopharmaceutical company, we engage clinical research organizations (“CROs”) to conduct clinical studies, and failure by us or our CROs to conduct a clinical study in accordance with Good Clinical Practice (“GCP”) standards and other applicable regulatory requirements could result in disqualification of the applicable clinical trial from consideration in support of approval of a potential product.

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

Third-party organizations such as patient advocacy groups and parents of trial participants may demand additional clinical trials or continued access to our drug even if our interpretation of clinical results received thus far leads us to determine that additional clinical trials or continued access are unwarranted. Any disagreement with patient advocacy groups or parents of trial participants may require management’s time and attention and may result in legal proceedings being instituted against us, which could be expensive, time-consuming and distracting, and may result in delay of the program. Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by a Data Safety Monitoring Board (“DSMB”), and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates.

The European Medicines Agency (“EMA”) and other Regulatory Authorities may require more clinical trials for our product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates and may impair our ability to generate revenues.

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

Most of our programs, including HEPLISAV-B, incorporate TLR9 agonist CpG oligonucleotides. If any of our product candidates in clinical trials or similar products from competitors produce serious adverse event data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy, or significantly reevaluate strategic alternatives. If a safety risk based on mechanism of action or the molecular structure were identified, it may hinder our ability to develop our product candidates or enter into potential collaboration or commercial arrangements. Rare diseases and a numerical imbalance in cardiac adverse events have been observed in patients in our clinical trials. If adverse event data are found to apply to our TLR agonist and/or inhibitor technology as a whole, we may be required to significantly reduce or discontinue our operations.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B surface antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. The FDA approved our pre-filled presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation, and there can be no assurance that we can successfully manufacture sufficient quantities of pre-filled syringes in compliance with GMP in order to meet market demand.

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

In February, 2018, we entered into a term loan agreement under which we have borrowed $180.9 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which are (i) $30 million for the period July 1, 2019 through June 30, 2020, (ii) $50 million for the period July 1, 2020 through June 30, 2021, (iii) $75 million for the period July 1, 2021 through June 30, 2022 and (iv) $100 million for the period July 1, 2022 through June 30, 2023. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

In addition, our data security and information technology systems, as well as those of our partners and contractors, are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data or personal information to unauthorized persons. Effective May 25, 2018, the European Union (“EU”) implemented the General Data Protection Regulation (“GDPR”) a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach.

Also, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

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

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including but not limited to HIPAA, similar state data protection regulations, and the E.U. General Data Protection Regulation, or GDPR (EU) 2016/679, resulting in significant penalties, increased costs or loss of revenue. Recent news reports have also highlighted COVID research-specific hacking and phishing attempts. Because we and our collaborators are working on vaccines, including potential COVID vaccines, we may be at higher-than-average risk for such attempts.

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

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, the value of our product candidates will decrease, and we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018.*

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

For example, CpG 1018 has no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by method of use patents relating to the use of CpG 1018 in vaccines, and trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018. We have filed patent applications claiming compositions and methods of use of CpG 1018 for COVID-19 and other vaccines, but we cannot provide any assurances that we will receive an issued patent for any of these patent applications or that, if issued, any of these patents will provide adequate protection for any intended use of CpG 1018 in vaccines. If we are unable to adequately obtain patent protection or enforce our other proprietary rights relating to CpG 1018, we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018.

The biopharmaceutical patent environment outside the U.S. is even more uncertain. We may be particularly affected by this uncertainty since several of our product candidates or our collaborators’ vaccines may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection. For example, while many countries such as the United States permit method of use patents relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving and may be unfavorably interpreted to prevent us from successfully prosecuting some or all of our pending patent applications relating to the use of CpG 1018. There are some countries that currently do not allow such method of use patents, or that significantly limit the types of uses that are patentable.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million.

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

Sale of SD-101 Program

On July 31, 2020, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”), pursuant to which we sold our SD-101 immuno-oncology program to TriSalus. In May 2019, we announced a strategic restructuring to focus on our vaccine business and curtail our investment in our immuno-oncology programs. Assets sold to TriSalus included intellectual property, clinical trial data, clinical supply inventory, certain contracts, other data, records, goodwill and certain other assets. Under the terms of the Asset Purchase Agreement, TriSalus paid us an up-front amount of $5 million, half of which we are obligated to pay to a third party pursuant to a prior financing agreement. TriSalus also agreed to pay us $4 million in December 2020 as reimbursement for certain clinical trial expenses. The foregoing amounts do not include estimated fees and expenses of approximately $2.5 million relating to the transaction. We agreed to reimburse TriSalus for certain contingent milestone payments which may become payable to the sponsor of a clinical trial, in an estimated amount of approximately $1 million. If TriSalus (including collaborators, if applicable) meets certain pre-clinical, clinical and regulatory milestones with respect to the SD-101 program sold under the Asset Purchase Agreement, TriSalus will pay us up to $170 million in development and regulatory milestone payments, and if TriSalus meets certain sales milestones, TriSalus will pay us up to $80 million in commercial milestone payments. The Asset Purchase Agreement also provides for low double-digit royalties on net sales on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances. Pursuant to the terms of the Asset Purchase Agreement, TriSalus also assumed certain contracts, liabilities and obligations of the Company relating to the SD-101 program, including those related to the SD-101 investigational new drug applications.

The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. Additionally, for a period of three years from the closing of the asset purchase, we have agreed not to engage in certain competitive activities. Both parties are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims.

At-the-Market Sales Agreement

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150,000,000 through Cowen as our sales agent. This Agreement replaces and terminates that certain At Market Sales Agreement, dated as of November 3, 2017, by and between us and Cowen.

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

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	3.1	8-K	August 8, 2019	001-34207
3.10	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Series B Preferred Stock Certificate	4.3	10-Q	November 7, 2019	001-34207
4.4	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
10.1+	Amended and Restated 2018 Equity Incentive Plan					X
10.2+	Amended and Restated 2004 Non-Employee Director Equity Program and Amended and Restated 2005 Non-Employee Director Cash Compensation Program, as amended					X
10.3	Sales Agreement, dated August 6, 2020, between the Company and Cowen and Company, LLC					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates management contract, compensatory plan or arrangement.

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 6, 2020	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2020	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller
(Principal Accounting Officer)