Form 10-Q
period 2020-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2020-11-05
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, the registrant had outstanding 110,172,859 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$32,688	$39,884
Marketable securities available-for-sale	144,473	111,171
Accounts and other receivables, net	35,023	8,886
Inventories, net	59,033	41,332
Prepaid expenses and other current assets	18,786	7,380
Total current assets	290,003	208,653
Property and equipment, net	30,379	32,022
Intangible assets, net	-	2,500
Operating lease right-of-use assets	27,353	30,252
Goodwill	2,196	2,081
Restricted cash	226	216
Other assets	3,238	3,344
Total assets	$353,395	$279,068
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,273	$9,278
Accrued research and development	2,939	4,120
Accrued liabilities	17,192	14,802
Warrant liability	10,660	14,860
Deferred revenue	21,712	-
Other current liabilities	8,849	9,987
Total current liabilities	66,625	53,047
Long-term debt, net of debt discount of $1,172 and $1,394 at September 30, 2020 and December 31, 2019, respectively	179,733	178,601
Long-term portion of lease liabilities	35,519	37,845
Other long-term liabilities	2,234	1,285
Total liabilities	284,111	270,778
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:	-	-
Series B Convertible Preferred stock ̶ 4 shares and 5 shares at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock: $0.001 par value; 278,000 shares and 139,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 110,173 shares and 83,871 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	110	84
Additional paid-in capital	1,348,793	1,229,417
Accumulated other comprehensive loss	(1,022)	(2,387)
Accumulated deficit	(1,278,597)	(1,218,824)
Total stockholders’ equity	69,284	8,290
Total liabilities and stockholders’ equity	$353,395	$279,068

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$13,276	$10,158	$26,195	$24,086
Other revenue	138	417	806	563
Total revenues	13,414	10,575	27,001	24,649
Operating expenses:
Cost of sales - product	4,031	3,824	7,352	7,765
Cost of sales - amortization of intangible assets	-	2,324	2,500	6,894
Research and development	8,521	12,660	19,058	50,062
Selling, general and administrative	21,538	18,459	61,418	54,668
Gain on sale of assets (Note 5)	(6,851)	-	(6,851)	-
Restructuring	-	3,937	-	12,714
Total operating expenses	27,239	41,204	83,477	132,103
Loss from operations	(13,825)	(30,629)	(56,476)	(107,454)
Other income (expense):
Interest income	269	890	1,190	2,604
Interest expense	(4,794)	(4,779)	(14,257)	(12,111)
Sublease income	1,926	891	5,779	891
Change in fair value of warrant liability (Note 11)	21,245	-	4,200	-
Other	(420)	168	(209)	226
Net income (loss)	4,401	(33,459)	(59,773)	(115,844)
Preferred stock deemed dividend	-	(3,267)	-	(3,267)
Net income (loss) allocable to common stockholders	$4,401	$(36,726)	$(59,773)	$(119,111)
Basic net income (loss) per share allocable to common stockholders	$0.04	$(0.49)	$(0.61)	$(1.75)
Weighted average shares used to compute basic net income (loss) per share allocable to common stockholders	109,816	75,106	97,589	68,032
Diluted net loss per share allocable to common stockholders	$(0.15)	$(0.49)	$(0.65)	$(1.75)
Weighted average shares used to compute diluted net loss per share allocable to common stockholders	111,973	75,106	98,577	68,032

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$4,401	$(33,459)	$(59,773)	$(115,844)
Other comprehensive income (loss), net of tax:
Reclassification of realized gain on available-for-sale securities recognized in interest income	(108)	-	(21)	-
Change in unrealized gain on marketable securities available- for-sale	(75)	(71)	30	105
Foreign currency translation adjustments	1,256	(1,034)	1,356	(1,178)
Total other comprehensive income (loss)	1,073	(1,105)	1,365	(1,073)
Total comprehensive income (loss)	$5,474	$(34,564)	$(58,408)	$(116,917)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended September 30, 2020	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at June 30, 2020	109,503	$109	4	$-	$1,343,279	$(2,095)	$(1,282,998)	$58,295
Issuance of common stock upon exercise of stock options and restricted stock awards, net	457	1	-	-	212	-	-	213
Issuance of common stock under Employee Stock Purchase Plan	104	-	-	-	361	-	-	361
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	109	-	-	-	839	-	-	839
Stock compensation expense	-	-	-	-	4,102	-	-	4,102
Total other comprehensive income	-	-	-	-	-	1,073	-	1,073
Net income	-	-	-	-	-	-	4,401	4,401
Balances at September 30, 2020	110,173	$110	4	$-	$1,348,793	$(1,022)	$(1,278,597)	$69,284
Nine Months Ended September 30, 2020
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Conversion of preferred stock	700	1	(1)	-	-	-	-	1
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,192	1	-	-	223	-	-	224
Issuance of common stock under Employee Stock Purchase Plan	195	-	-	-	672	-	-	672
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 11)	24,215	24	-	-	108,513	-	-	108,537
Stock compensation expense	-	-	-	-	9,968	-	-	9,968
Total other comprehensive income	-	-	-	-	-	1,365	-	1,365
Net loss	-	-	-	-	-	-	(59,773)	(59,773)
Balances at September 30, 2020	110,173	$110	4	$-	$1,348,793	$(1,022)	$(1,278,597)	$69,284

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended September 30, 2019	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at June 30, 2019	65,155	$65	-	$-	$1,161,115	$(1,983)	$(1,148,609)	$10,588
Issuance of common stock upon exercise of stock options and restricted stock awards, net	138	-	-	-	-	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	47	-	-	-	158	-	-	158
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering (see Note 11)	18,525	19	-	-	46,146	-	-	46,165
Issuance of Series B convertible preferred stock, net of issuance costs in conjunction with an underwritten public offering (see Note 11)	-	-	5	-	12,061	-	-	12,061
Stock compensation expense	-	-	-	-	4,748	-	-	4,748
Total other comprehensive loss	-	-	-	-	-	(1,105)	-	(1,105)
Net loss	-	-	-	-	-	-	(33,459)	(33,459)
Balances at September 30, 2019	83,865	$84	5	$-	$1,224,228	$(3,088)	$(1,182,068)	$39,156
Nine Months Ended September 30, 2019
Balances at December 31, 2018	62,862	$63	-	$-	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance of common stock upon exercise of stock options and restricted stock awards, net	969	1	-	-	1	-	-	2
Issuance of common stock under Employee Stock Purchase Plan	122	-	-	-	565	-	-	565
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 11)	19,912	20			60,093			60,113
Issuance of Series B convertible preferred stock, net of issuance costs in conjunction with an underwritten public offering (see Note 11)	-	-	5	-	12,061	-	-	12,061
Stock compensation expense	-	-	-	-	20,267	-	-	20,267
Total other comprehensive loss	-	-	-	-	-	(1,073)	-	(1,073)
Net loss	-	-	-	-	-	-	(115,844)	(115,844)
Balances at September 30, 2019	83,865	$84	5	$-	$1,224,228	$(3,088)	$(1,182,068)	$39,156

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(59,773)	$(115,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,166	7,838
Amortization of right-of-use assets	1,906	2,742
Gain on disposal of property and equipment and from lease termination	(76)	-
Amortization of premium (accretion of discounts) on marketable securities	193	(1,293)
Realized gain on available-for-sale securities	(56)	-
Change in fair value of warrant liability	(4,200)	234
Stock compensation expense	9,968	20,267
Cost of sales - amortization of intangible assets	2,500	6,894
Non-cash interest expense	2,129	3,533
Tenant improvements provided by the landlord	908	6,639
Gain on sale of assets	(6,851)	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(22,137)	(5,118)
Inventories, net	(17,701)	(20,334)
Prepaid expenses and other current assets	(11,406)	391
Other assets	106	1,467
Accounts payable	(1,433)	3,035
Lease liabilities	(2,131)	(1,340)
Deferred revenue	21,712	-
Accrued liabilities and other liabilities	6,668	(7,351)
Net cash used in operating activities	(76,508)	(98,240)
Investing activities
Acquisition of technology licenses	(7,000)	(7,000)
Purchases of marketable securities	(171,982)	(181,148)
Proceeds from maturities and redemptions of marketable securities	117,650	141,085
Proceeds from sales of marketable securities	20,902	-
Purchases of property and equipment, net	(3,303)	(20,570)
Proceeds from sale of assets, net of transaction costs	2,859	-
Net cash used in investing activities	(40,874)	(67,633)
Financing activities
Proceeds from long-term debt, net	-	74,250
Proceeds from issuance of common stock, net	108,537	65,948
Proceeds from issuance of preferred stock, net	-	13,586
Proceeds from exercise of stock options and restricted stock awards, net	224	2
Proceeds from Employee Stock Purchase Plan	672	565
Net cash provided by financing activities	109,433	154,351
Effect of exchange rate changes on cash, cash equivalents and restricted cash	763	(529)
Net decrease in cash, cash equivalents and restricted cash	(7,186)	(12,051)
Cash, cash equivalents and restricted cash at beginning of period	40,100	49,967
Cash, cash equivalents and restricted cash at end of period	$32,914	$37,916
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,149	$8,715
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$364	$3,135
Proceeds allocated to warrant liability at issuance	$-	$7,360
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$39,104

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

Liquidity and Financial Condition

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $177.2 million. As of September 30, 2020, the principal amount of our term loan was $180.9 million, including paid-in-kind interest. The term loan has a maturity date of December 31, 2023, unless earlier prepaid.

The Company has incurred losses and negative cash flows from operations since its inception and expects to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B and development of our CpG 1018 adjuvant. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of September 30, 2020, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

Product Revenue, Net – HEPLISAV-B

We sell HEPLISAV-B to a limited number of wholesalers and specialty distributors in the U.S. (collectively, our “Customers”).

Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the nine months ended September 30, 2020 and 2019.

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

Product Revenue, Net – CpG 1018

We also sell our novel adjuvant, CpG 1018, to our collaboration partners for use in their development and/or commercialization of COVID-19 vaccine. We have determined that our collaboration partners meet the definition of customers under ASC 606. Therefore, we accounted for our CpG 1018 sales under ASC 606. Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product to the customer. Because the timing between the recognition of revenue for product sales and the receipt of payment is less than one year, there is no significant financing component on the related receivables.

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

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the nine months ended September 30, 2020 and 2019, there were no inventory reserves recognized.

We consider regulatory approval of product candidates to be uncertain and product manufactured prior to the required regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory but are expensed as research and development costs. We begin capitalization of these inventory related costs once regulatory approval is obtained.

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

We contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows to our vendors. Payments under the contracts depend on factors such as the achievement of certain events, successful enrollment of patients, and completion of portions of the clinical trial or similar conditions. Our accrual for clinical trials is based on estimates of the services received and efforts expended pursuant to contracts with clinical trial centers and clinical research organizations. We may terminate these contracts upon written notice and we are generally only liable for actual effort expended by the organizations to the date of termination, although in certain instances we may be further responsible for termination fees and penalties. We estimate research and development expenses and the related accrual as of each balance sheet date based on the facts and circumstances known to us at that time. There have been no material adjustments to the prior period accrued estimates for clinical trial activities for the nine months ended September 30, 2020 and 2019.

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

Accounting Standards Update 2020-06

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments. This ASU also requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. The ASU is effective for annual periods beginning after December 15, 2021 with early adoption permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2020.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets
Money market funds	$25,138	$-	$-	$25,138
U.S. treasuries	-	30,673	-	30,673
U.S. government agency securities	-	48,417	-	48,417
Corporate debt securities	-	69,935	-	69,935
Total assets	$25,138	$149,025	$-	$174,163
Liabilities
Warrant liability	$-	$-	$10,660	$10,660

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets
Money market funds	$27,854	$-	$-	$27,854
U.S. treasuries	-	6,517	-	6,517
U.S. government agency securities	-	51,273	-	51,273
Corporate debt securities	-	61,373	-	61,373
Total assets	$27,854	$119,163	$-	$147,017
Liabilities
Warrant liability	$-	$-	$14,860	$14,860
Sublicense liability	-	-	6,948	6,948
Total liabilities	$-	$-	$21,808	$21,808

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

As of September 30, 2020, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	5,841,250
Expected term	1.4 years
Expected volatility	1.0
Risk-free interest rate	0.1%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for the nine months ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$14,860
Decrease in the estimated fair value of warrant liability upon revaluation	(4,200)
Balance at September 30, 2020	$10,660

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$32,688	$39,884	$37,297	$49,348
Restricted cash	226	216	619	619
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$32,914	$40,100	$37,916	$49,967

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases. See Note 6.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2020
Cash and cash equivalents:
Cash	$2,998	$-	$-	$2,998
Money market funds	25,138	-	-	25,138
Corporate debt securities	4,552	-	-	4,552
Total cash and cash equivalents	32,688	-	-	32,688
Marketable securities available-for-sale:
U.S. treasuries	30,622	51	-	30,673
U.S. government agency securities	48,408	11	(2)	48,417
Corporate debt securities	65,362	22	(1)	65,383
Total marketable securities available-for-sale	144,392	84	(3)	144,473
Total cash, cash equivalents and marketable securities	$177,080	$84	$(3)	$177,161
December 31, 2019
Cash and cash equivalents:
Cash	$4,038	$-	$-	$4,038
Money market funds	27,854	-	-	27,854
Corporate debt securities	7,992	-	-	7,992
Total cash and cash equivalents	39,884	-	-	39,884
Marketable securities available-for-sale:
U.S. treasuries	6,511	6	-	6,517
U.S. government agency securities	51,235	50	(12)	51,273
Corporate debt securities	53,353	28	-	53,381
Total marketable securities available-for-sale	111,099	84	(12)	111,171
Total cash, cash equivalents and marketable securities	$150,983	$84	$(12)	$151,055

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2020
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$108,016	$108,093
Mature after one year through two years	36,376	36,380
	$144,392	$144,473

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

For both the three and nine months ended September 30, 2020, there were gross realized gains on investments of $0.1 million and no gross realized losses. There were no gross realized gains or losses on investments for the three and nine months ended September 30, 2019. Realized gains are included in interest income in the condensed consolidated statements of operations. All investments with unrealized losses at September 30, 2020 have been in a loss position for less than twelve months. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis. To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$20,920	$15,198
Work-in-process	27,109	22,890
Finished goods	11,004	3,244
Total	$59,033	$41,332

5. Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	September 30, 2020	December 31, 2019
Intangible assets	$19,773	$19,773
Less accumulated amortization	(19,773)	(17,273)
Total	$-	$2,500

No cost of sales - amortization of intangible assets was recorded for the three months ended September 30, 2020. We recorded cost of sales - amortization of intangible assets of $2.3 million for the three months ended September 30, 2019. We recorded cost of sales - amortization of intangible assets of $2.5 million and $6.9 million for the nine months ended September 30, 2020 and 2019, respectively. See Note 7.

Sale of SD-101 Program

In May 2019, we announced a strategic restructuring to focus on our vaccine business and curtail our investment in our immuno-oncology programs. In July 2020, we sold assets related to our immuno-oncology compound, SD-101, which included intellectual property, clinical and non-clinical data, regulatory filings, clinical supply inventory and certain contracts to Surefire Medical Inc. d/b/a TriSalus Life Sciences (“TriSalus”). Pursuant to the Asset Purchase Agreement, we received $5 million upon closing of the transaction. TriSalus also agreed to pay us $4 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound. In connection with our 2009 agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we paid $2.5 million to Holdings in August 2020. See Note 6.

In the third quarter of 2020, we recognized a gain on sale of SD-101 assets of $6.9 million, based on the amount of consideration received, net of any transaction costs. As of September 30, 2020, the additional cash payment of $4 million was included in accounts and other receivables, net in our condensed consolidated balance sheets. The $2.5 million payment to Holdings was included in selling, general and administrative expense in our condensed consolidated statement of operations.

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

On September 17, 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we are entitled to a tenant improvement allowance of up to $8.3 million, of which $7.9 million has been received through September 30, 2020. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our September 30, 2020 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. Sublease income for the three months ended September 30, 2020 and 2019 were $1.9 million and $0.9 million, respectively. Sublease income for the nine months ended September 30, 2020 and 2019 were $5.8 million and $0.9 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$1,550	$1,789	$4,703	$5,274

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020 and 2019 was $5.1 million and $3.8 million, respectively, and was included in operating cash flows in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,149	$3,039
Long-term portion of lease liabilities	35,519	37,845
Total operating lease liabilities	$38,668	$40,884

At September 30, 2020, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2020 (remaining)	$1,286	$1,730
2021	5,201	6,925
2022	5,357	6,239
2023	5,518	5,377
2024	5,684	5,521
Thereafter	39,596	36,373
Total	$62,642	62,165
Less:
Present value adjustment		(23,497)
Total		$38,668

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term	9.3 years	9.7 years
Weighted average discount rate	10.1%	10.1%

Commitments

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through September 30, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $180.9 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. See Note 8.

As of September 30, 2020, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 and for clinical research, totaled $28.1 million.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through September 30, 2020 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of September 30, 2020.

In conjunction with our agreement with Holdings in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. In July 2020, we sold assets related to our SD-101 compound to TriSalus. See Note 5. We are obligated to pay Holdings 50% of the contingent pre-commercialization milestone payments that we may receive under the Asset Purchase Agreement. No liability has been recorded under this agreement as of September 30, 2020.

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

7. Collaborative Research, Development and License Agreements

Coalition for Epidemic Preparedness Innovations

In September 2020, we entered into a Reservation Agreement for the Provision of Goods (the “Reservation Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) to make available specified quantities of CpG 1018 adjuvant, for purchases at certain prices, to CEPI and its COVID-19 vaccine development partners (“CEPI Partners”). Payments received under the Reservation Agreement are considered an exchange for our CpG 1018 adjuvant which is an output of our ordinary activities. As such, we account for the arrangement under the scope of ASC 606. Payments are recorded as deferred revenue and recognized as revenue in the period when we satisfy our performance obligation to deliver CpG 1018 ordered or when CEPI’s right to place an order expires. Pursuant to the Reservation Agreement, CEPI has paid us $6.3 million for production scale-up and a fourth quarter 2020 reservation fee.

The $6.3 million payment is recorded as deferred revenue in our condensed consolidated balance sheets as of September 30, 2020. No revenue was recognized for the three months ended September 30, 2020.

In October 2020, CEPI terminated the Reservation Agreement and its right to place an order expired. Therefore, we will recognize $6.3 million as revenue in the fourth quarter of 2020.

Valneva SE

In April 2020, we entered into a Collaboration Agreement with Valneva Scotland Limited (“Valneva”) to provide CpG 1018 adjuvant for use in the development of Valneva’s COVID-19 vaccine candidate. The Collaboration Agreement was amended in July 2020, to provide additional quantities of CpG 1018 adjuvant. In September 2020, we entered into a Supply Agreement (“Supply Agreement”) with Valneva to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the commercialization of Valneva's COVID-19 vaccine candidate.

We concluded that the Collaboration Agreement and the Supply Agreement were entered into at or near the same time, with the same customer and were negotiated as a package with a single commercial objective, that is the provision of CpG 1018 adjuvant to Valneva. Therefore, the Collaboration Agreement and the Supply Agreement should be combined and accounted for as a single arrangement.

Pursuant to the Supply Agreement, we issued an invoice for $14.2 million, upon acceptance of Valneva’s binding purchase order, for advanced payment to purchase specified quantities of CpG 1018 adjuvant in the first and second quarters of 2021. In addition, we issued an invoice for $5.7 million for the first payment to purchase additional specified quantities of CpG 1018 adjuvant in the second quarter of 2021. We recorded the $14.2 million and $5.7 million as deferred revenue and other current liabilities, respectively in our condensed consolidated balance sheets.

Bill & Melinda Gates Foundation Grant Agreement

In July 2020, we entered into a grant agreement (the "Grant Agreement") with Bill & Melinda Gates Foundation (“BMGF”), under which we were awarded a grant of up to $3.4 million to scale up production of our CpG 1018 adjuvant to support the global COVID-19 response (the “Project”) and we received $1.2 million of the grant from BMGF which we accounted for as deferred revenue in our condensed consolidated balance sheets at September 30, 2020. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to BMGF upon expiration or termination of the Grant Agreement.

We and BMGF had also planned to execute a Global Access and Strategy/Commitment Agreement (“GASC Agreement”) in connection with the Grant Agreement. Upon execution of the GASC Agreement, we would receive the remaining $2.2 million in grant funding. As of November 5, 2020, the GASC Agreement has not been executed and if it is not executed we will not receive the remaining grant funding.

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed-upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the three months ended September 30, 2020, we recognized collaboration revenue of $0.1 million. No collaboration revenue was recognized for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, we recognized collaboration revenue of $0.8 million and $0.1 million, respectively.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we were obligated to pay $21.0 million in three installments. The first, second and third installment of $7.0 million each was paid in February 2018, 2019 and 2020, respectively. The Sublicense Agreement expired in April 2020, at which time the license became perpetual, irrevocable, fully paid-up and royalty free. As of September 30, 2020, the intangible asset has been fully amortized. At December 31, 2019, the intangible asset, net balance was $2.5 million. See Note 5.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million Loan Agreement with CRG Servicing LLC. Net proceeds under the Loan Agreement were $173.3 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At September 30, 2020, the effective interest rate was 10.3%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through September 30, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $180.9 million, excluding debt discount of $1.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

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

In November 2020, we entered into a third amendment to the Loan Agreement (the “Third Amendment”). The Third Amendment modified the annual net sales threshold requirement to include sales of CpG 1018 and it removed the annual net sales threshold requirement for the twelve-month period beginning July 1, 2020 and ending on June 30, 2021.

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

We recorded $4.8 million and $4.7 million of interest expense related to the Term Loans during the three months ended September 30, 2020 and 2019, respectively. We recorded $14.2 million and $11.8 million of interest expense related to the Term Loans during the nine months ended September 30, 2020 and 2019, respectively.

9. Revenue Recognition

Our product revenue, net consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
HEPLISAV-B	$11,599	$10,158	$24,518	$24,086
CpG 1018	1,677	-	1,677	-
Total	$13,276	$10,158	$26,195	$24,086

All of our HEPLISAV-B sales were in the U.S. For the nine months ended September 30, 2020 and 2019, our three largest Customers collectively represented approximately 68% and 63% of our HEPLISAV-B product revenue, respectively. All of our CpG 1018 sales were outside the U.S.

The following table summarizes balances and activity in HEPLISAV-B product revenue allowance and reserve categories for the nine months ended September 30, 2020 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Nine months ended September 30, 2020:
Accounts receivable reserves(1)	$2,701	$8,806	$(7,945)	$3,562
Revenue reserve accruals(2)	$3,893	$5,029	$(3,240)	$5,682

(1)	Reserves are for chargebacks, discounts and other fees.
(2)	Accruals are for returns, rebates and other fees.

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

The following is a reconciliation of the numerator and the denominator used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net income (loss), basic	$4,401	$(36,726)	$(59,773)	$(119,111)
Removal of change in fair value of warrant liability	(21,245)	-	(4,200)	-
Net loss, diluted	$(16,844)	$(36,726)	$(63,973)	$(119,111)
Denominator
Weighted average shares used to compute basic net loss per share	109,816	75,106	97,589	68,032
Effect of dilutive warrants	2,157	-	988	-
Weighted average shares used to compute diluted net loss per share	111,973	75,106	98,577	68,032

The following were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Outstanding securities not included in diluted net loss per share calculation (in thousands):
Stock options and stock awards	10,984	10,065	10,984	10,065
Series B Convertible Preferred Stock (as converted to common stock)	4,140	4,840	4,140	4,840
Warrants (as exercisable into common stock)	-	5,841	-	5,841
	15,124	20,746	15,124	20,746

11. Common Stock, Preferred Stock and Warrants

Common Stock

On May 28, 2020, our Amended and Restated Certificate of Incorporation was amended to increase the number of authorized shares of our common stock, par value $0.001, from 139,000,000 shares to 278,000,000 shares. As of September 30, 2020, there were 110,172,859 shares of our common stock outstanding.

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

On March 11, 2020, we entered into a warrant exchange agreement with Bain Life Sciences Funds pursuant to which we agreed that we would, upon future notice from Bain Life Sciences Funds, exchange all or a portion of the common stock warrants held by Bain Life Sciences Funds for warrants to purchase a new Series C convertible preferred stock (“Series C Warrants”). Each share of Series C convertible preferred stock would be convertible into 1,000 shares of common stock, with a conversion price of $4.50 and would have substantially identical rights to our Series B Preferred Stock. As of September 30, 2020, Bain Life Sciences Funds have not exercised their rights to exchange common stock warrants with Series C Warrants.

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

For the nine months ended September 30, 2020, we sold 8,005,467 shares of our common stock and received net cash proceeds of $32.3 million pursuant to a 2017 At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”) that terminated in August 2020.

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. For the nine months ended September 30, 2020, we received net cash proceeds of $0.8 million resulting from sales of 109,176 shares of our common stock pursuant to the 2020 ATM Agreement. As of September 30, 2020, we had $149.1 million remaining under the 2020 ATM Agreement.

Preferred Stock

As of September 30, 2020, there were 4,140 shares of Series B Preferred Stock outstanding.

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

Warrants

As of September 30, 2020, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of September 30, 2020 (in thousands)
August 12, 2019	5,841	February 12, 2022	$4.50	5,841

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

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will recognized as other income (expense) in the condensed consolidated statements of operations. At September 30, 2020, the estimated fair value of warrant liability was $10.7 million. For the three and nine months ended September 30, 2020, we recognized the decrease in the estimated fair value of warrant liability of $21.2 million and $4.2 million, respectively as income in other income (expense) in our condensed consolidated statements of operations.

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

Option activity under our stock-based compensation plans during the nine months ended September 30, 2020 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2019	8,006	$13.86
Options granted	1,860	5.83
Options exercised	(55)	4.32
Options cancelled:
Options forfeited (unvested)	(263)	7.63
Options expired (vested)	(378)	18.61
Balance at September 30, 2020	9,170	$12.27	4.27	$490
Vested and expected to vest at September 30, 2020	8,938	$12.43	4.20	$483
Exercisable at September 30, 2020	5,870	$15.23	3.23	$412

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2020 was as follows (in thousands except per share amounts):

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2019	1,784	$9.16
Granted	1,335	5.33
Vested	(1,139)	8.18
Forfeited	(166)	7.72
Non-vested as of September 30, 2020	1,814	$7.09

The aggregate intrinsic value of the restricted stock units outstanding as of September 30, 2020, based on our stock price on that date was $7.8 million. Fair value of restricted stock units is determined at the date of grant using our closing stock price.

As of September 30, 2020, approximately 136,500 shares underlying stock options and approximately 169,550 restricted stock unit awards with performance-based vesting criteria were outstanding.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model.

The fair value-based measurements and weighted-average assumptions used in the calculations of these measurements are as follows:

	Stock Options		Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Weighted-average fair value per share	$5.82	$2.74	$3.95	$4.61	$2.17	$2.72
Risk-free interest rate	0.3%	1.6%	1.1%	2.2%	1.5%	1.9%
Expected life (in years)	4.5	4.5	4.5	4.5	1.2	1.3
Volatility	1.0	0.9	0.9	0.9	0.6	0.7

The components of stock-based compensation expense were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$778	$1,661	$(21)	$5,817
Selling, general and administrative	2,504	2,278	7,437	7,828
Restructuring	-	-	-	4,122
Cost of sales - product	137	189	452	819
Inventory	683	620	2,100	1,681
Total	$4,102	$4,748	$9,968	$20,267

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Stock-based compensation for the nine months ended September 30, 2020 included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.

As of September 30, 2020, the total unrecognized compensation cost related to non-vested equity awards including all awards with time-based vesting amounted to $19.2 million, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2 years. Additionally, as of September 30, 2020, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $0.9 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the nine months ended September 30, 2020, employees have acquired 195,334 shares of our common stock under the Purchase Plan and 255,583 shares of our common stock remained available for future purchases under the Purchase Plan.

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

During the three months ended September 30, 2019, we identified certain long-lived assets installed at the Horton Street Premises that were or would be disposed of by the Subtenant. We recorded accelerated depreciation charges of $3.0 million on these assets. For the nine months ended September 30, 2019, we recognized restructuring charges of $12.7 million, of which $5.6 million was related to severance and other termination benefits $4.1 million was related to stock-based compensation expense as a result of accelerated vesting of stock awards and the extension of exercise period of stock options and $3.0 million was related to accelerated depreciation. At December 31, 2019, we have completed our restructuring activities and all of restructuring costs totaling $13.4 million have been incurred.

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

All of our HEPLISAV-B sales are to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the three and nine months ended September 30, 2020, HEPLISAV-B product revenue, net was $11.6 million and $24.5 million, respectively.

In the third quarter of 2020, we commenced selling our novel adjuvant, CpG 1018, to certain of our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. For the three months ended September 30, 2020, CpG 1018 product revenue, net was $1.7 million. During the quarter we also announced a commercial supply agreement with Valneva Scotland Limited (“Valneva”) to cover the supply of CpG 1018 for up to 190 million doses of their SARS-COV-2 vaccine candidate, subject to the terms of the agreement and contingencies contained therein.

In August 2020, we entered into a new At Market Sales Agreement with Cowen (“2020 ATM Agreement”), which replaced the 2017 At Market Sales Agreement (“2017 ATM Agreement”). Under the 2020 ATM Agreement, we can offer and sell up to $150 million of our common stock from time to time. For the nine months ended September 30, 2020, we received net cash proceeds of $33.1 million from sales of 8,114,643 shares of our common stock under the 2017 ATM Agreement and 2020 ATM Agreement.

In July 2020, we sold assets related to our immuno-oncology compound, SD-101 to Surefire Medical Inc. d/b/a TriSalus Life Sciences (“TriSalus”). Pursuant to the Asset Purchase Agreement, we received $5 million upon closing of the transaction. TriSalus also agreed to pay us $4 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound. In the third quarter of 2020, we recognized a gain on sale of SD-101 assets of $6.9 million, net of transaction costs.

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

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to help protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to help protect the safety of patients and healthcare professionals. Our field-based personnel have reduced in-person customer interactions in healthcare settings and are primarily using electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are conducting a greater proportion of their work from their homes and are facing additional demands on their time during the COVID-19 pandemic. We expect that the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, could reduce the effectiveness of our sales personnel, our customers’ procurement activities and those of our collaborators, which could negatively affect our product sales.

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

We have been actively pursuing opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging our novel toll-like receptor 9 (“TLR9”) agonist adjuvant, CpG 1018, which is the adjuvant used in our HEPLISAV-B product. In 2020, we announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 can be utilized to enhance the immune response to a coronavirus vaccine. We and our contract manufacturer are developing plans to help scale-up activities to support pandemic-level of production of our CpG 1018 adjuvant, as necessary to support these and any future collaborations. There can be no assurance we will be successful in our efforts to help develop or supply an adjuvanted COVID-19 vaccine.

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

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2020, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Revenues

Revenues consisted of amounts earned from product sales and collaboration revenue. Product revenue, net, includes sales of our HEPLISAV-B and our CpG 1018 adjuvant.

Revenue from HEPLISAV-B product sales is recorded at the net sales price, which includes estimates of product returns, chargebacks, discounts, rebates and other fees. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.

We sell our novel adjuvant, CpG 1018, to our collaboration partners for use in their development and/or commercialization of COVID-19 vaccine. Revenue from CpG 1018 product sales is recorded at the net sales price which reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.

Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2019 to 2020		September 30,		2019 to 2020
Revenues:	2020	2019	$	%	2020	2019	$	%
HEPLISAV-B	$11,599	$10,158	$1,441	14%	$24,518	$24,086	$432	2%
CpG 1018	1,677	-	1,677	NM	1,677	-	1,677	NM
Total product revenue, net	$13,276	$10,158	$3,118	31%	$26,195	$24,086	$2,109	9%
Other revenue	138	417	(279)	(67)%	806	563	243	43%
Total revenues	$13,414	$10,575	$2,839	27%	$27,001	$24,649	$2,352	10%

NM=Not Meaningful

HEPLISAV-B revenue, net for the three and nine months ended September 30, 2020 increased, as compared to the same periods in 2019, due to an increase in sales volume. For the nine months ended September 30, 2020, the increase in HEPLISAV-B product revenue, net in the first and third quarters was offset by lower sales volume in the second quarter due to lower adult vaccine utilization caused by the COVID-19 global pandemic. Utilization of adult vaccines improved during the third quarter as health care providers gradually expanded their services under strict social distancing rules and distributors replenished inventory. Sales during the third quarter also include an initial stocking order from a large retail chain and the effect of seasonal Department of Defense purchases.

In the third quarter of 2020, we began selling our novel adjuvant, CpG 1018, to our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines.

Other revenue includes collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd.

Cost of Sales – Product

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2019 to 2020		September 30,		2019 to 2020
	2020	2019	$ %		2020	2019	$ %
Cost of sales - product	$4,031	$3,824	$207	5%	$7,352	$7,765	$(413)	(5)%

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for pre-filled syringes (“PFS”) of HEPLISAV-B. Our HEPLISAV-B PFS finished goods inventory previously included components for which a portion of the manufacturing costs were expensed to research and development prior to the approval of the PFS presentation by the FDA in March 2018. Substantially all the inventory that was previously expensed to research and development had been sold to customers. For the three months ended September 30, 2020, cost of sales-product included $0.8 million of costs to produce CpG 1018 for our collaboration partners.

We expect our cost of sales - product for HEPLISAV-B, as a percentage of product sales, net, to stabilize for the foreseeable future, excluding potential unknown one-time charges. We expect our cost of sales-product for CpG 1018 to increase substantially in 2021 due to increased production of CpG 1018 for Valneva.

For the three months ended September 30, 2020, cost of sales-product increased, as compared to the same period in 2019, primarily due to higher unit costs as we produce and then sell inventory that reflects the full cost of manufacturing offset by a charge in the third quarter of 2019 related to a terminated batch.

For the nine months ended September 30, 2020, cost of sales-product decreased, as compared to the same period in 2019, primarily due to higher overhead costs in the first nine months of 2019 and a charge in the third quarter of 2019 for costs related to a terminated batch offset by higher unit costs as we produce and then sell inventory that reflects the full cost of manufacturing.

Cost of Sales - Amortization of Intangible Assets

The following is a summary of our cost of sales – amortization of intangible assets (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2019 to 2020		September 30,		2019 to 2020
	2020	2019	$	%	2020	2019	$ %
Cost of sales - amortization of intangible assets	$-	$2,324	$(2,324)	NM	$2,500	$6,894	$(4,394)	(64)%

NM=Not Meaningful

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

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2019 to 2020		September 30,		2019 to 2020
Research and Development:	2020	2019	$	%	2020	2019	$	%
Compensation and related personnel costs	$2,189	$4,026	$(1,837)	(46)%	$6,412	$17,980	$(11,568)	(64)%
Outside services	5,381	5,123	258	5%	12,258	20,019	(7,761)	(39)%
Facility costs	173	1,850	(1,677)	(91)%	409	6,246	(5,837)	(93)%
Non-cash stock-based compensation	778	1,661	(883)	(53)%	(21)	5,817	(5,838)	(100)%
Total research and development	$8,521	$12,660	$(4,139)	(33)%	$19,058	$50,062	$(31,004)	(62)%

For the three and nine months ended September 30, 2020, compensation and related personnel costs and non-cash stock-based compensation decreased, as compared to the same periods in 2019, due to lower research and development headcount as a result of our restructuring in May 2019. In addition, non-cash stock-based compensation for the nine months ended September 30, 2020 included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.

For the nine months ended September 30, 2020, the decrease in outside services, as compared to the same period in 2019, was primarily the result of winding down of our immuno-oncology programs. Outside services for the three months ended September 30, 2020 included CpG 1018 development costs at our third-party manufacturing facility to support increased CpG 1018 demand from our collaboration partners for use in their development and/or commercialization of COVID-19 vaccine.

Facility costs, which primarily comprise of occupancy and related expenses, decreased, as compared to the same periods in 2019, due to lower overhead allocation to research and development functions. In addition, facility costs for the three and nine months ended September 30, 2019 included accelerated depreciation in connection with the restructuring in May 2019.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2019 to 2020		September 30,		2019 to 2020
Selling, General and Administrative:	2020	2019	$	%	2020	2019	$	%
Compensation and related personnel costs	$7,817	$7,717	$100	1%	$23,539	$21,184	$2,355	11%
Outside services	7,700	5,817	1,883	32%	19,909	18,949	960	5%
Legal costs	722	521	201	39%	2,038	1,724	314	18%
Facility costs	2,795	2,126	669	31%	8,495	4,983	3,512	70%
Non-cash stock-based compensation	2,504	2,278	226	10%	7,437	7,828	(391)	(5)%
Total selling, general and administrative	$21,538	$18,459	$3,079	17%	$61,418	$54,668	$6,750	12%

For the nine months ended September 30, 2020, the increase in compensation and related personnel costs, as compared to the same period in 2019, was due to higher headcount resulting from the conversion of the external sales force to our employees effective April 1, 2019, offset by decrease in business travel due to COVID-19 travel restrictions.

Outside services for the three and nine months ended September 30, 2020 increased, as compared to the same periods in 2019 primarily due to the $2.5 million payment to Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in connection with the sale of our immuno-oncology compound, SD-101. The payment was required under our agreement with Holdings entered into in November 2009. In addition, for the nine months ended September 30, 2020, the increase in outside services was offset by the decrease in costs resulting from the conversion of the external sales force to our employees effective April 1, 2019 and an increase in costs related to the HEPLISAV-B post-marketing study.

For the three and nine months ended September 30, 2020, facility costs, which primarily comprise of occupancy and related expenses, increased, as compared to the same periods in 2019, due to higher overhead allocation to selling, general and administrative functions.

Non-cash stock-based compensation for the nine months ended September 30, 2020 decreased, as compared to the same period in 2019, due to the retirement of our former CEO in August 2019 and included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.

Gain on Sale of Assets

In July 2020, we sold assets related to our immuno-oncology compound, SD-101, which included intellectual property, clinical and non-clinical data, regulatory filings, clinical supply inventory and certain contracts to TriSalus. Pursuant to the Asset Purchase Agreement, we received $5 million upon closing of the transaction. TriSalus also agreed to pay us $4 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound.

In the third quarter of 2020, we recognized a gain on sale of SD-101 assets of $6.9 million, net of transaction costs.

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

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and includes realized gains on investments. Interest expense includes the stated interest and accretion of discount and end of term fee related to our long-term debt agreement. Sublease income is recognized in connection with our sublease of office and laboratory space. Change in fair value of warrant liability reflects the changes in fair value of warrants issued in connection with equity financing in August 2019. Other includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2019 to 2020		September 30,		2019 to 2020
	2020	2019	$	%	2020	2019	$	%
Interest income	$269	$890	$(621)	(70)%	$1,190	$2,604	$(1,414)	(54)%
Interest expense	$(4,794)	$(4,779)	$15	0%	$(14,257)	$(12,111)	$2,146	18%
Sublease income	$1,926	$891	$1,035	116%	$5,779	$891	$4,888	549%
Change in fair value of warrant liability	$21,245	$-	$21,245	NM	$4,200	$-	$4,200	NM
Other	$(420)	$168	$(588)	(350)%	$(209)	$226	$(435)	(192)%

NM=Not Meaningful

Interest income for the three and nine months ended September 30, 2020 decreased, as compared to the same periods in 2019, primarily due to lower yields on our marketable securities portfolio. Interest expense for the nine months ended September 30, 2020 increased, as compared to the same period in 2019, due to the borrowing of the remaining $75.0 million in March 2019 under the term loan agreement with CRG Servicing LLC (“Loan Agreement”). For the three and nine months ended September 30, 2020, we recognized sublease income of $1.9 million and $5.8 million, respectively, in connection with our sublease of office and laboratory space located at 5959 Horton Street, Emeryville, California to a third party in July 2019. The change in the fair value of the warrant liability is primarily due to a decrease in our stock price. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2020, we had $177.2 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of September 30, 2020, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

In February 2018, we entered into a term loan agreement with CRG Servicing LLC. At September 30, 2020, the principal amount of the term loan was $180.9 million, excluding debt discount of $1.2 million. The loan and the related unpaid interest and fees are due in December 2023.

In May 2020, we completed an underwritten public offering of 16,100,000 shares of our common stock at a public offering price of $5.00 per share. The net proceeds from this offering were approximately $75.4 million, after deducting the underwriting discount and other estimated offering expenses.

For the nine months ended September 30, 2020, we sold 8,005,467 shares of our common stock and received net cash proceeds of $32.3 million pursuant to a 2017 At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”) that terminated in August 2020.

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. For the nine months ended September 30, 2020, we received net cash proceeds of $0.8 million resulting from sales of 109,176 shares of our common stock pursuant to the 2020 ATM Agreement. As of September 30, 2020, we had $149.1 million remaining under the 2020 ATM Agreement.

During the nine months ended September 30, 2020, we used $76.5 million of cash for our operations primarily due to our net loss of $59.8 million, of which $8.7 million consisted of non-cash items which included change in fair value of warrant liability, gain on sale of assets, stock-based compensation, depreciation and amortization, amortization of intangible assets, non-cash interest expense, amortization of right-of-use assets and accretion and amortization on marketable securities. By comparison, during the nine months ended September 30, 2019, we used $98.2 million of cash for our operations primarily due to our net loss of $115.8 million, of which $40.2 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, amortization of right-of-use assets, depreciation and amortization, non-cash interest expense and accretion and amortization on marketable securities. Cash used in our operations during the first nine months of 2020 decreased by $21.7 million. For the nine months ended September 30, 2020, we received tenant improvement reimbursements from the landlord of 5959 Horton Street totaling $0.9 million and invested approximately $17.7 million in HEPLISAV-B inventory. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $40.9 million and $67.6 million, respectively. Cash used in investing activities during the first nine months of 2020 included $33.4 million of net purchases of marketable securities compared to $40.1 million of net purchases of marketable securities during the first nine months of 2019. During each of the first nine months of 2020 and 2019, we paid $7.0 million of sublicense payment to Merck. Cash used in net purchases of property plant and equipment decreased by $17.3 million during the first nine months of 2020 compared to the same period in 2019. The decrease was, primarily, due to the installation of facility improvements in the first nine months of 2019. In addition, for the nine months ended September 30, 2020, we received $2.9 million from sale of SD-101 assets, net of transaction costs.

During the nine months ended September 30, 2020 and 2019, net cash provided by financing activities was $109.4 million and $154.4 million, respectively. Cash provided by financing activities for the first nine months of 2020 included net proceeds of $75.4 million from our underwritten public offering in May 2020, $32.3 million from our, now terminated, 2017 ATM Agreement and $0.8 million from our 2020 ATM Agreement. Cash provided by financing activities in the first nine months of 2019 included net proceeds of $74.3 million from the second tranche of the Loan Agreement, net proceeds of $13.9 million from the issuance of common stock under our 2017 ATM Agreement and net proceeds of $65.6 million from our underwritten public offering in August 2019.

We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B and CpG 1018. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

Contractual Obligations

As of September 30, 2020, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 adjuvant and for clinical research, totaled $28.1 million.

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

During the nine months ended September 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive efforts to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. Our field-based personnel have paused in-person customer interactions in healthcare settings and are solely using electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We expect that the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, our customers’ procurement activities, as well as those of our collaborators, which could negatively affect our product sales.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. In accordance with guidance issued by the Centers for Disease Control and Prevention, WHO and local authorities, beginning in March 2020, most of our global workforce transitioned to working remotely. The principal purchasers of HEPLISAV-B, including independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies, have all drastically curtailed their day-to-day activities and ceased or significantly reduced allowing access to their facilities for non-COVID-19 related business. Thus, our field sales and medical science employees increased their use of telephone and web-based means to seek to carry out their roles where necessary, which may not be as effective as being in-person.

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

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing CpG 1018. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. If a collaborative partner fails to conduct collaborative activities successfully, the development of a vaccine will be delayed, and may not occur at all. We also rely on a single supplier to produce CpG 1018. If we were unable to maintain our existing supplier for CpG 1018, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines by our third-party collaborators. We or other third parties may not be able to produce CpG 1018 at a cost, quantity and quality similar to that available from our current third-party supplier, or at all.

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

We have applied for, and in some cases have received, grants to help fund the scale-up of CpG 1018 production, and such grants, if and when received, may involve pricing or other restrictions.*

In order to help fund potential scale-up of production of CpG 1018 that may be required in the event that CpG 1018 is included in any approved and commercially-available novel vaccine, whether a COVID-19 vaccine or otherwise, we have applied for, and in some cases have received grants from various charitable and philanthropic organizations, including from Bill and Melinda Gates Foundation. These grants, if and when received, may come with certain pricing requirements, global access requirements or reporting or other covenants to ensure that any funded product is made available by us worldwide on a nondiscriminatory basis. Such covenants may limit the price we can charge for any funded product and may involve a license to use technology we own in the funded products if we do not comply. Such price limitations or licenses, if invoked, could serve to limit the prices we charge, or in some cases, our control over the manufacturing and distribution of grant-funded products. Failure to agree with such requirements, may result in the company not receiving some or all of the grant.

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

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GCPs, ICH guidelines, and GLPs. If we are not able to meet and maintain regulatory compliance, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.

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

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient or any revenues and our business will be harmed.

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

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for nine months ended September 30, 2020 and 2019 were $59.8 million and $115.8 million, respectively. As of September 30, 2020, we had an accumulated deficit of $1.3 billion.

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

As of September 30, 2020, we had $177.2 million in cash, cash equivalents and marketable securities. We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product that we are reliant upon third parties to manufacture on our behalf. *

As our commercial business begins to expand in connection with commercial sales of HEPLISAV-B and CpG 1018, the contracts we enter into with our customers will generally carry delivery obligations that require us to deliver product in certain quantities and meeting certain quality thresholds, among other things, all within specified timeframes. If for any reason, whether due to reliance on third-party manufacturers or otherwise, we are unable to deliver timely, compliant products to our customers in quantities that meet our contractual obligation, we could be subject to lost revenue, contractual penalties, suits for damages, harm to our reputation or other problems that could materially and adversely affect our business.

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

In February 2018, we entered into a term loan agreement under which we have borrowed $180.9 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or other dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which are (i) $30 million for the period July 1, 2019 through June 30, 2020, (ii) $50 million for the period July 1, 2020 through June 30, 2021, (iii) $75 million for the period July 1, 2021 through June 30, 2022 and (iv) $100 million for the period July 1, 2022 through June 30, 2023. In November 2020, we entered into an amendment to the term loan agreement that, among other things, (i) changes the annual revenue requirement to include all revenue, including CpG 1018 net sales, rather than net sales of HEPLISAV-B only, and (ii) deletes the $50 million revenue requirement for the period from July 1, 2020 through June 30, 2021 in its entirety. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

As we plan for broader commercialization of HEPLISAV-B and for expanded capacity to manufacture CpG 1018, our financial commitments to increase supply capacity might outpace actual demand for our products.*

As we plan to scale up production capabilities for HEPLISAV-B as well as production capabilities for our advanced adjuvant, CpG 1018, to support potential vaccine collaborations and response to COVID-19 and other initiatives, we have been, and in the future will be, required to make significant financial commitments to reserve manufacturing capacity at our CMOs. Under ordinary circumstances we would make these commitments close in time and with some level of certainty that we have customers making similar commitments to us. Because of long lead times on manufacturing, uncertainty about who will ultimately buy CpG 1018 from us and in what quantities, if any, as well as the need to book manufacturing capacity in advance, the financial commitments we make to our CMOs to support manufacturing may not be recovered in its entirety, or at all, if our collaborators do not ultimately purchase from us. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. As a result, we could end up making financial commitments that we never recover if demand for CpG 1018 does not materialize in the volumes we are expecting, or at all.

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

CRG Amendment

In November 2020, we entered into a third amendment to the Loan Agreement (the “Third Amendment”). The Third Amendment modified the annual net sales threshold requirement to include sales of CpG 1018 and it removed the annual net sales threshold requirement for the twelve-month period beginning July 1, 2020 and ending on June 30, 2021.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	3.1	8-K	August 8, 2019	001-34207
3.10	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Series B Preferred Stock Certificate	4.3	10-Q	November 7, 2019	001-34207
4.4	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
10.1	Sales Agreement, dated August 6, 2020, between the Company and Cowen and Company, LLC	10.3	10-Q	August 6, 2020	001-34207
10.2^	Supply Agreement, dated September 11, 2020, by and among the Company, Valneva Scotland Limited and Valneva Austria GmbH					X
10.3+	Amended and Restated Management Continuity and Severance Agreement, dated September 22, 2020, between Michael S. Ostrach and the Company					X
10.4	Amendment No. 3 to Term Loan Agreement and Fee Letter, dated November 2, 2020, by and among Company, CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P. and CRG Servicing LLC					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates management contract, compensatory plan or arrangement.
^

Portions of this exhibit (indicated by carets) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 5, 2020	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ MICHAEL OSTRACH
Michael Ostrach
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2020	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller
(Principal Accounting Officer)