Form 10-K
period 2020-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2021-02-25
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2020 as reported on the Nasdaq Capital Market, was approximately $884.4 million. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2021, the registrant had outstanding 113,256,101 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, our anticipated market opportunity and level of sales of HEPLISAV-B, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development and commercialization of other vaccines containing our novel adjuvant CpG 1018, including any potential vaccine for COVID-19, our ability to manufacture sufficient supply of CpG 1018 to meet potential future demand in connection with new vaccines, including any potential COVID-19 vaccine, and to meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout our document and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

This Annual Report on Form 10-K includes trademarks and registered trademarks of Dynavax Technologies Corporation. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners. References herein to “we,” “our,” “us,” “Dynavax” or the “Company” refer to Dynavax Technologies Corporation and its subsidiaries.

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described herein as part of your evaluation of an investment in our securities:

•

HEPLISAV-B has been launched in the United States, and approved in the European Union, and there is significant competition in the marketplace. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

•

Our business and operations have been and may continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic. While we have entered into collaborative relationships to develop vaccines utilizing CpG 1018, including collaborations to develop a vaccine for COVID-19, our collaborators generally have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval, and these collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 are inadequate; we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018.

•

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell our product or product candidates on commercially reasonable terms.

•

We are subject to ongoing United States Food and Drug Administration (“FDA”) post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

•

If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory agencies limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant revenues, if any.

•

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient or any revenues and our business will be harmed.

•

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B or CpG 1018, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations.

•

We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates we may develop outside the U.S., requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates.

•	Clinical trials for our commercial product and product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcomes are uncertain.
•

As a biopharmaceutical company, we engage clinical research organizations (“CROs”) to conduct clinical studies, and failure by us or our CROs to conduct a clinical study in accordance with good clinical practice standards and other applicable regulatory requirements could result in disqualification of the applicable clinical trial from consideration in support of approval of a potential product.

•

Regulatory authorities may require more clinical trials for our product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates and may impair our ability to generate revenues.

•

HEPLISAV-B and most of our earlier stage programs, including our CpG 1018 adjuvant rely on oligonucleotide toll-like receptor (“TLR”) agonists. Serious adverse event data relating to TLR agonists may require us to reduce the scope of or discontinue our operations, or reevaluate the viability of strategic alternatives.

•

As we plan for broader commercialization of HEPLISAV-B and for expanded capacity to manufacture CpG 1018, our financial commitments to increase supply capacity might outpace actual demand for our products. Also, if we are unable to maintain our production operations in Dusseldorf and our existing supplier for CpG 1018, we would have to establish alternate qualified manufacturing capabilities, which could result in significant additional operating costs and delays in developing and commercializing HEPLISAV-B and any potential vaccine utilizing CpG 1018. There can be no assurance that we or other third parties will be able to produce CpG 1018 at a cost, quantity and quality sufficient to support our existing or any future collaborations.

•

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture HEPLISAV-B. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our product candidates in commercial quantities. With respect to HEPLISAV-B, we have switched to a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to manufacture sufficient supply in this presentation.

•

As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product for which we are reliant upon third parties to manufacture on our behalf.

•

HEPLISAV-B is subject to regulatory obligations and continued regulatory review, and if we receive regulatory approval for our other product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review for such products.

•

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

•

The term loan agreement we entered into in February 2018 imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

•

We rely on CROs and clinical sites and investigators for our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.

•	As we focus on commercialization of HEPLISAV-B, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.
•

If we fail to comply with the extensive requirements applicable to biopharmaceutical manufacturers and marketers under the healthcare fraud and abuse, anticorruption, privacy, transparency and other laws of the jurisdictions in which we conduct our business, we may be subject to significant liability.

•

The loss of key personnel could delay or prevent achieving our objectives. In addition, our continued growth to support commercialization may result in difficulties in managing our growth and expanding our operations successfully.

•

We face product liability exposure, which, if not covered by insurance, could result in significant financial liability. Our business operations are vulnerable to interruptions by natural disasters, health epidemics and other catastrophic events beyond our control, the occurrence of which could materially harm our manufacturing, distribution, sales, business operations and financial results. Significant disruptions of information technology systems or breaches of data security could also adversely affect our business.

•	We rely on licenses to intellectual property from third parties. Impairment of these licenses or our inability to maintain them would severely harm our business.
•

If third parties successfully assert that we have infringed their patents and proprietary rights or challenge our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming and delay or prevent development or commercialization of our product candidates.

•	Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a commercial stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted), is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine, which requires three doses over six months, with a similar safety profile. We have worldwide commercial rights to HEPLISAV-B and we market it in the United States. We received Marketing Authorization approval of HEPLISAV-B in February 2021 from the European Commission following a positive recommendation in December 2020 from the European Medicines Agency (“EMA”) Committee for Medicinal Products (“CHMP”) for Human Use for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older.  We expect to launch HEPLISAV-B in the European Union (“EU”) in late 2021, initially focusing on one or a few key countries where it would be commercially feasible to market HEPLISAV-B on our own or through third-parties.

We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B. We developed CpG 1018 to provide an increased vaccine immune response, as demonstrated in HEPLISAV-B. We are expanding the use of CpG 1018 to support the development and potential large-scale manufacturing of additional vaccines through collaborations with multiple vaccine companies and academic groups and in our own vaccine development programs. Current collaborations are focused on adjuvanted vaccines for COVID-19, with several in clinical development. In September 2020, we entered into a commercial supply agreement to provide our collaborator Valneva Scotland Limited (“Valneva”) with CpG 1018 to produce 60 to 100 million doses of their vaccine in 2021 and up to an additional 90 million doses through 2024. Our tetanus, diphtheria, and acellular pertussis (“Tdap”) booster vaccine candidate, adjuvanted with CpG 1018, is in a Phase 1 study and a CpG 1018 based influenza vaccine is expected to enter clinical development during 2021.

COVID-19 Update

We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible.

Our customers’ procurement activities coupled with restrictions at healthcare facilities during the pandemic, has negatively affected our sales of HEPLISAV-B. This is consistent with reduced utilization of adult vaccines generally, because focus in healthcare has been acutely placed on the treatment and prevention of COVID-19. The COVID-19 pandemic continued to disrupt the adult vaccine market in the fourth quarter with market utilization shifting back to a sharp decline from the third quarter recovery trend. The total adult hepatitis B market saw a reduction in utilization of approximately 35% in the fourth quarter compared to the same period last year. In the third quarter, utilization was down approximately 24% from the same period last year. Additionally, Centers for Disease Control and Prevention (“CDC”) guidance requiring 14-day spacing of vaccines before and after COVID-19 vaccine administration began to stall other adult vaccine utilization in the month of December and has continued to impact utilization into the first quarter which is a trend we believe will continue throughout the first half of 2021. Although utilization of vaccines generally has decreased during the pandemic, our sales efforts have continued to increase our market share.

We have also seen increased interest in our advanced adjuvant, CpG 1018, from our collaborators who are focused on developing COVID-19 vaccines of their own, as well as other potential vaccine candidates targeted at other indications. As a result, we have been working with our supplier to secure additional manufacturing capacity to help support this increased interest in CpG 1018.

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

Our Strategy

Our primary objectives are to make HEPLISAV-B the standard of care in the U.S. for immunization of adults against hepatitis B and to establish CpG 1018 as a premier vaccine adjuvant.

Our strategy for HEPLISAV-B is to focus our commercial efforts on:

•	converting the current market to HEPLISAV-B,
•	expanding adult immunization and coverage rates,
•	increasing second dose compliance, and
•	expanding our market to persons with diabetes.

Our strategy for CpG 1018 is to demonstrate its potential to provide a robust immune response in a range of novel vaccines by collaborating with leading commercial and academic vaccine developers throughout the world. We believe that successful development of CpG 1018 adjuvanted vaccines will enable us to become a commercial supplier of adjuvant to our commercial partners and provide a potential source of new vaccines for further advancement by Dynavax. In addition, through collaborations with our partners, we continue to pursue additional vaccine candidates adjuvanted with CpG 1018, including, but not limited to, vaccine candidates for Tdap and universal influenza. We also expect that we could attempt to develop other vaccine candidates for additional indications, either alone or with collaborators, in the future.

HEPLISAV-B

The Company's first commercial product, HEPLISAV-B (Hepatitis B Vaccine, (Recombinant), Adjuvanted), is approved by the FDA and the European Commission (approved in the EU in February 2021) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older.

HEPLISAV-B combines CpG 1018, our proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) that is manufactured by Dynavax GmbH, our wholly owned subsidiary, in Düsseldorf, Germany.

About Hepatitis B

Hepatitis B is a viral disease of the liver that can become chronic and lead to cirrhosis of the liver, liver cancer and death. Hepatitis B virus is an extremely infectious and potentially deadly virus. It can be spread through the exchange of body fluids, such as semen or blood, and is 50 to 100 times more infectious than HIV.

Hepatitis B can be either acute or chronic. Acute hepatitis B virus infection is a short-term illness that occurs within the first six months after exposure to the hepatitis B virus. Acute infection can — but does not always — lead to chronic infection. Chronic hepatitis B virus infection is a long-term illness that occurs when the hepatitis B virus remains in a person’s body.

There is no cure for hepatitis B, but the disease can be prevented through effective vaccination. The World Health Organization (“WHO”) and CDC have set a goal to eliminate all viral hepatitis infections, including hepatitis B, globally by 2030, and are calling for a continued commitment to increase services to eliminate hepatitis.

Worldwide, an estimated 257 million people are living with hepatitis B, including at least 850,000 in the United States, where an estimated 21,000 new infections occur each year.

In adults, sexual transmission of hepatitis B may occur, particularly in unvaccinated men who have sex with men and heterosexual persons who have multiple sex partners or contact with sex workers. Transmission of the virus may also occur through the reuse of needles and syringes either in healthcare settings or among persons who inject drugs. Infection also can occur during medical, surgical and dental procedures, or through tattooing or the use of razors contaminated with infected blood.

Recommendations for Adult Vaccination to Prevent Hepatitis B

Adult vaccination to prevent hepatitis B is recommended by the CDC Advisory Committee on Immunization Practices (“ACIP”) for many at-risk populations, including certain healthcare and public safety workers, people with diabetes and travelers. The ACIP recommendation includes adults with the following risks:

•

Environmental Related Risk - Health care and first responders, travelers, persons who are in close contact with hepatitis B infected patients, residents and staff of facilities for developmentally disabled persons and those who work with HBV-infected primates or HBV in the lab;

•	Increased Risk or Severity of Disease due to Chronic Conditions - Adults with diabetes, end stage renal disease, HIV and chronic liver disease;
•	Behavioral Risk – Men who have sex with men, persons with multiple sex partners, STD clinic patients, inmates, IV drug users.

Protection Against Hepatitis B by HEPLISAV-B

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

We are also conducting an open-label, single arm study evaluating a 4-dose regimen of HEPLISAV-B in adults with end-stage renal disease who are initiating or undergoing hemodialysis. In January 2021, we reported final immunogenicity results that included a seroprotection rate of 89.3% with high levels of anti-HBs antibodies. Interim safety data showed HEPLISAV-B is well tolerated and no safety concerns were observed. Interim data may not be indicative of any data post-completion of this trial and we cannot guarantee that HEPLISAV-B will be safe or effective, or otherwise successful in this clinical trial. Due to the general health condition of the patient population participating in this particular study, adults with end-stage renal disease undergoing hemodialysis, we do expect to see a higher potential incidence of adverse events reporting than what we saw with previous trials for HEPLISAV-B. We expect that the last patient visit for this trial will be in September 2021, and we expect full safety data by the end of 2021. The safety and effectiveness of HEPLISAV-B in adults on hemodialysis have not yet been established. This study alone, regardless of results, may not be sufficient to support a label change to include dialysis.

Commercialization of HEPLISAV-B

Dynavax has worldwide commercial rights to HEPLISAV-B. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (“GSK”) and Recombivax-HB® from Merck & Co. (“Merck”). HEPLISAV-B is currently approved in the U.S. and the EU for the prevention of hepatitis B. We are also exploring additional territories where it would be commercially feasible to market HEPLISAV-B on our own or through third parties.

Based on 2019 data, we estimate that the current total U.S. market opportunity for HEPLISAV-B net sales is approximately $400 million annually, excluding what we believe are temporary COVID-related reductions in utilization of adult vaccines generally. We also believe that the market opportunity could increase to over $600 million annually when allowing for expanding adult immunization and coverage rates, increased second dose compliance, price increases over time and expansion of use in persons with diabetes. The largest segments of the market are concentrated in independent hospitals and clinics, integrated delivery networks, dialysis centers, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. Our promotional activity is focused on the largest accounts in each segment. We are currently targeting approximately 60% of hepatitis B vaccine sales in the U.S., with our field sales force of approximately 65 people across 3 regions.

We are currently studying a four-dose regimen of HEPLISAV-B for patients on hemodialysis. If we receive approval of this dosing schedule, we expect to add dialysis centers to our personal promotion efforts, which could increase our coverage of the U.S. market to approximately 70%.

In late 2012, the ACIP expanded its recommendation for adults who should be vaccinated against hepatitis B to include people with diabetes mellitus (type 1 and type 2). According to the CDC, in 2018, there are 20 million adults diagnosed with diabetes and another 1.5 million new cases diagnosed each year. This population represents a significant increase in the number of adults recommended for vaccination against hepatitis B in the U.S.

The ACIP also is considering adoption of policy initiatives aimed at a universal adult recommendation and preferential use for HEPLISAV-B. Additional sources of potential growth in the market opportunity for HEPLISAV-B include improved second dose compliance and increases in adult immunization and coverage rates.

VACCINES AND VACCINE ADJUVANTS

Vaccines stimulate a person’s immune system to protect against a specific disease. Vaccines generally consist of a virus, bacteria or other pathogen, or a component, called an antigen, that can induce an immune response against that pathogen. Many antigens, including those used in recombinant subunit vaccines, are often poorly immunogenic and require additional components to help stimulate protective immunity based on antibodies and effector T cell functions. These additional components, called adjuvants, provide the help needed to enhance the immunogenicity of vaccine antigens. Adjuvants can increase the magnitude of an adaptive response to a vaccine and can guide the type of adaptive response to produce the most appropriate form of immunity for each specific pathogen.

HEPLISAV-B and each of the vaccines it directly competes against use recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) to elicit an immune response to the virus. The other FDA approved HBV vaccines use aluminum as an adjuvant and we use CpG 1018, our proprietary Toll-Like Receptor 9 (“TLR9’) agonist adjuvant. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection and increased antibody titers and increased seroconversion rates in a general adult population and in adult populations with reduced responsiveness with two doses in one month compared to three doses over six months required for a competitor product containing alum, and it had a similar safety profile.

CpG 1018

The favorable immunogenicity and safety results achieved with CpG 1018 adjuvanted HEPLISAV-B support our efforts to develop CpG 1018 as a broadly useful vaccine adjuvant platform. CpG 1018 has an established profile for the potential development of safe and effective vaccines. CpG 1018 has a well-defined mechanism of action, targeting select immune system cells, with well-characterized effects on the immune response that mimic the immune response to naturally occurring TLR9 agonists in pathogens, resulting in potent adjuvant activity for antibody responses. In HEPLISAV-B, CpG 1018 drives faster and consistently higher rates of seroprotection including in the elderly and populations known to be less responsive to other vaccines. CpG 1018 differentially elicits a preferred T Helper 1 (“Th1”) cell polarized response, driving both production of antibodies and T-cell activation. CpG 1018 has a large safety database indicating a favorable reactogenicity profile with lower reactogenicity compared to other adjuvants.

We have established several clinical and preclinical collaborations with vaccine developers to evaluate CpG 1018 adjuvanted vaccine product candidates against COVID-19, flu and other infectious diseases. Data from studies in non-human primates demonstrate CpG 1018 can elicit a robust immune response to COVID-19 and protect animals from infection in challenge studies. Initial results from Phase 1 human clinical studies demonstrated a CpG 1018 adjuvanted vaccine induced strong immune responses, including neutralizing antibodies and cell-mediated immunity and demonstrated a favorable safety and tolerability profile.

Valneva Supply Agreement

In April 2020, we entered into a collaboration agreement with Valneva to provide CpG 1018 adjuvant for use in the development of Valneva’s COVID-19 vaccine candidate, and in September 2020, we entered into a supply agreement with Valneva to manufacture and supply CpG 1018 adjuvant for use in the commercialization of Valneva's COVID-19 vaccine candidate. Under the supply agreement we will provide Valneva with CpG 1018 to produce 60 to 100 million doses of vaccine in 2021 and up to an additional 90 million doses through 2024 to support Valneva's contract with the U.K. government. Phase 1/2 clinical trials of the Valneva vaccine candidate were initiated in December 2020.

Serum Institute of India

In June 2017, we entered into an agreement with Serum Institute of India Pvt. Ltd. (“SIIPL”) to collaborate on development and commercialization of certain potential vaccines. Our initial program is the development of an improved Tdap booster vaccine candidate adjuvanted with CpG 1018. A Phase 1 clinical trial began inJanuary 2021. Under the collaboration, Dynavax has exclusive worldwide rights to commercialize the vaccine, and SIIPL has exclusive rights to distribute in India and to fulfill WHO/UNICEF tender contracts. Each party is responsible for clinical development cost in their respective territories.

Toll-like Receptor Immune Modulation Platform

Toll-like receptors (“TLRs”) are a family of transmembrane proteins that play a vital role in innate immunity and subsequent adaptive immunity. Signaling through these receptors is triggered by the binding of a variety of pathogen-associated molecules and is essential to generation of innate immunity. The innate immune response is, in effect, the first line of defense against viruses, bacteria and other potential pathogens. The innate response also initiates and regulates the generation of an adaptive immune response composed of highly specific antibodies and T cells. Our work has been focused primarily on stimulation of a subset of TLRs that have evolved to recognize bacterial and viral nucleic acids. This work resulted in the identification of proprietary synthetic oligonucleotides (short segments of DNA), that mimic the activity of microbial DNA and selectively activate one of these important receptors, TLR9. These are called CpG oligonucleotides – “CpGs” for short – referring to the presence of specific nucleotide sequences containing the CG base pair.

Our vaccine research to date has focused on the use of TLR9 agonists as novel vaccine adjuvants. B-Class TLR9 agonists, such as our CpG 1018 vaccine adjuvant, stimulate release of cytokines necessary for T cell activation and establishing long-term immunity. TLR9 stimulation also helps generate memory Th1 cells that can stimulate the immune system to induce long-lasting effects. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and durable levels of protective antibodies.

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

As of December 31, 2020, our intellectual property portfolio included over 25 issued U.S. patents, over 80 issued or granted foreign patents and over 25 additional owned or co-owned pending U.S. and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof. Some of these patents and patent applications relate to our discontinued immuno-oncology programs. Reductions in counts, relative to prior years, are reflective of the assets we sold during 2020 following such discontinuation and other decisions we took consistent with our focus on our vaccine business. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that expire in 2032.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued in the U.S. are effective for 20 years from the earliest effective filing date.

In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of patents varies in accordance with provisions of applicable local law, but typically is 20 years from the filing date. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2021 to 2041.

The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents.

Because patent applications in the U.S. and many foreign jurisdictions typically are not published until 18 months after filing and publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to file for protection of the inventions set forth in these patent applications or in our issued patents. Further, there could be proceedings such as inter partes review (IPR), post grant review (PGR), reexamination, or reissue which could result in claims in our patents being narrowed or even invalidated.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical companies and biotechnology companies, as well as universities and research institutions, may have filed patent applications or may have been granted patents that cover inventions similar to the inventions owned by or licensed to us. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our ability to make, use or sell any products. If another party controls patents or patent applications covering our products, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products.

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. The existence of third-party patent applications and patents could significantly reduce the coverage of the patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. Litigation or any other proceedings could result in substantial costs to and diversion of effort by us, and an adverse outcome in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from other parties, or require us to cease using some of our technology. We may not prevail in these actions or proceedings, if any.

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

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Our products and development programs compete with several commercially available vaccine and adjuvant products. Many companies and institutions are making substantial investments in developing additional vaccines and adjuvants that could compete directly or indirectly with our marketed products and products under development by us and our collaborators.

HEPLISAV-B, a two-dose in one month adult hepatitis B vaccine, competes directly with conventional three-dose over six months marketed vaccines Engerix-B from GSK, as well as Recombivax-HB marketed by Merck. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the EU and the U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. A three dose HBV vaccine manufactured by VBI Vaccines Inc. (“VBI”) is approved in Israel, and recently completed Phase 3 trials in the United States, Europe and Canada. While we believe that HEPLISAV-B competes very well with other approved vaccines available on the market, we are still a relatively new entrant and we face significant competition in our longer term goal to capture 60-70% of the U.S. market share. While we may explore additional territories outside of the U.S. and the EU to market HEPLISAV-B, in doing so we will likely face competition from these or other products and competitors.

We are also in competition with companies developing vaccines, and vaccine adjuvants, generally, including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Seqirus, Agenus, Inc., Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson and VBI.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations and biologics additionally under the Public Health Service Act. The process required by the FDA before biopharmaceuticals may be marketed in the United States generally involves the following:

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;
•	completion of extensive pre-clinical laboratory tests and pre-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”), regulations;
•	performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the product for each proposed indication;
•

submission to the FDA of a new drug application or a biologics license application, NDA or BLA, depending on the nature of the product after completion of all pivotal clinical trials to demonstrate the safety, purity and potency of the product for the indication for use;

•	a determination by the FDA to accept the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with the FDA’s current good manufacturing practices (“cGMP”) regulations for pharmaceuticals; and

•	FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the product in the United States.

The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates, or those of our collaborators, will be granted on a timely basis, if at all.

The results of pre-clinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the thirty-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice (“GCP”) regulations and regulations for informed consent and privacy of individually identifiable information.

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

The results of biologic development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. Applications also must contain extensive manufacturing and control information. Applications must be accompanied by a significant user fee. Once the submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, eight months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA will typically conduct a pre-approval inspection of the manufacturer to ensure that the product can be reliably produced in compliance with cGMPs and will typically inspect certain clinical trial sites for compliance with GCP. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. The FDA may deny approval of an application by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or trial(s), and/or other significant, expensive and time- consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Approval may occur with boxed warnings on product labeling or Risk Evaluation and Mitigation Strategies, or REMS, which limit the labeling, distribution or promotion of a product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” is defined as any remuneration, direct or indirect, overt or covert, in cash or in kind, and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute may have been violated, and enforcement will depend on the relevant facts and circumstances. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute to state that a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or to have offered improper inducements to federal health care program beneficiaries to select a particular provider or supplier. The federal Anti-Kickback Statute is broad, and despite a series of narrow statutory exceptions and regulatory safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. In addition, where such activities involve foreign government officials, they may also potentially be subject to the Foreign Corrupt Practices Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including our activities with physician customers, pharmacies, and patients, as well as our activities pursuant to partnerships with other companies and pursuant to contracts with contract research organizations, could be subject to challenge under one or more of such laws.

The federal criminal and civil false claims laws, including the False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, the ACA specified that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The False Claims Act has been the basis for numerous enforcement actions and settlements by pharmaceutical and other healthcare companies in connection with various alleged financial relationships with customers. In addition, a number of pharmaceutical manufacturers have reached substantial financial settlements in connection with allegedly causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. Certain marketing practices, including off-label promotion, may also violate false claims laws, as might violations of the federal physician self-referral laws, such as the Stark laws, which prohibit a physician from making a referral to certain designated health services with which the physician or the physician’s family member has a financial interest and prohibit submission of a claim for reimbursement pursuant to the prohibited referral. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted similar fraud and abuse statutes or regulations, including, without limitation, false claims laws analogous to the False Claims Act that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Privacy and Security Laws. We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA and, in the EU and the European Economic Area, or EEA, the GDPR (Regulation 2016/679). New privacy rules are being enacted in the United States and globally, and existing ones are being expanded, updated and strengthened.

Effective May 25, 2018, the EU implemented the General Data Protection Regulation (“GDPR”) a broad data protection framework that expands the scope of current EU data protection law to non-EU entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The GDPR implements more stringent operational requirements than its predecessor legislation.

Further, the Court of Justice of the EU ruled in July 2020 that the Privacy Shield, used by thousands of companies to transfer data between the EU and United States, was invalid and could no longer be used. In September 2020, Switzerland concluded that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. Alternative transfer mechanisms may be used, including the standard contractual clauses (“SCCs”), while the authorities interpret the decisions and scope of the invalidated Privacy Shield, but the SCCs have also been called into question in the same ruling that invalidated Privacy Shield.

Additionally, Brexit took effect in January 2020, which will lead to further legislative and regulatory changes. While the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful in the long term under GDPR. With the expiry of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

Further, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states and local jurisdictions have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, register pharmaceutical sales representatives, and prohibiting certain other sales and marketing practices. In addition, a similar federal requirement, known as the Physician Payments Sunshine Act, requires manufacturers, including pharmaceutical manufacturers, to track and report annually to the federal government certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and other healthcare professionals and teaching hospitals and ownership or investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. The federal government discloses the reported information on a publicly available website. Certain states, such as Massachusetts, also make the reported information publicly available. In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations. These laws may adversely affect our sales, marketing, and other activities with respect to our products in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Penalties. Because of the breadth of these laws and the narrowness of available statutory exception and regulatory safe harbors, it is possible that some of our business activities in the United States could be subject to challenge under one or more of such laws. Moreover, state governmental agencies may propose or enact laws and regulations that extend or contradict federal requirements. If we or our operations are found to be in violation of any of the state or federal laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in U.S. federal or state healthcare programs, additional reporting requirements and/or oversight, if subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, sunshine, government price reporting, and fraud laws may prove costly.

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

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access. For example, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufactures. There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Such interest has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in California, effective January 1, 2019, drug companies must notify insurers and government regulators of certain price increases and provide an explanation of the reasons for such increases.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

MANUFACTURING

We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B and our product candidates, including the manufacturing of TLR agonists, antigens, and the formulation, fill and finish of the resultant products. As is common in our industry in light of FDA inspection and licensing requirements for manufacturing sites, we have relied on a limited number of suppliers to produce products for clinical trials, conduct fill/finish operations, and a single supplier to produce our CpG 1018 adjuvant for HEPLISAV-B and for our collaborators. Switching suppliers, or bringing on additional suppliers, could be complicated and time consuming, but we generally seek to maintain inventory to help bridge any unexpected gap in supply. In order to help us successfully manufacture and commercialize HEPLISAV-B, we have secured long-term supply agreements with the key third-party suppliers and vendors for commercial supply of our component products and finished goods. To date, we have manufactured only small quantities of TLR agonists ourselves for development purposes. We currently manufacture the HBsAg for HEPLISAV-B at our Dynavax GmbH facility.

COMMITMENT TO COMPLIANCE AND ENVIRONMENT

We are committed to conducting our business in compliance with all applicable legal and ethical standards. In addition, we are committed to helping to protect the environment.

Our Ethics and Compliance program includes our Code of Business Conduct (“Code”), which sets forth our expectations of all Dynavax employees globally that they conduct their business activities in a legal and ethical manner. The Code can be found on our website under the header “Investor Relations” and within that under the header “Corporate Governance and Compliance.” We have a Chief Ethics and Compliance Officer, a Compliance Steering Committee and policies, procedures and training addressing specific aspects of our business, including advertising and promotion; engagements with healthcare providers; and regarding our business activities outside the United States to ensure they comply with the U.S. Foreign Corrupt Practices Act and all other applicable anti-corruption laws. We certify on an annual basis to having a comprehensive compliance program that meets the standards set forth under California law. This certification, which sets forth all of the elements of our healthcare compliance program, can be found on our web-site.

We also care about the environment. To that end, our headquarters is in a building certified as “Gold” level on the LEED Scorecard as set forth by the United States Green Building Committee. Additionally, we offer incentives to our employees to utilize public transit in order to reduce traffic congestion and pollution and there is a free shuttle from our building to public transportation. We also have a policy to allow our employees to telecommute one or more days a week when our offices are not closed as a COVID-19 precautions, in which case our workforce is permitted be almost fully remote, depending on the nature of their role, which further helps reduce congestion and pollution. In addition, we have an active recycling program. We continue to consider other ways in which we can conduct our business in an environmentally friendly manner.

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.

Human Capital Resources

As of December 31, 2020, we had 245 employees, comprised of 142 employees in the U.S., including 82 employees at our corporate headquarters in Emeryville, California and 60 field-based employees located throughout the U.S., as well as 103 employees in our office and manufacturing facility in Düsseldorf, Germany. Many of our employees hold advanced degrees, including masters degrees and Pharm.D., Ph.D. or M.D. degrees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be very good.

Retention

Historically, our annual turnover has typically been lower than the turnover in our industry. Our total turnover rate for 2020 was 12.5% in the U.S. and less than 7% in Düsseldorf. As a vaccine-focused company, we face stiff competition to hire and retain our employees which is exacerbated by the current and intense global focus to develop and distribute a COVID-19 vaccine, as market participants in the COVID-19 space grow their businesses and seek to do so by hiring professionals with vaccine experience in particular. The average tenure among our employees, is 5.6 years in Düsseldorf and 3.1 years in the U.S.

Development

Attracting and retaining top talent is key to the achievement of our strategic goals. The development and engagement of our employees is also a top priority of the human resources team, and in 2020, eighty of our global leaders and key contributors completed a seven-module leadership development program. In 2020, we implemented a new online recognition program in the U.S. and will expand the program to Düsseldorf in April 2021.

Response to COVID-19

In response to the pandemic, we moved to a virtual working model in the U.S. and through work-from-home and creative scheduling efforts, we reduced the number of employees required to be onsite each day in our Düsseldorf manufacturing facility by approximately 50%. Our last employee survey in October 2020 revealed that 97.3% of U.S. based employees felt that their level of engagement was the same or higher than it was in February 2020, prior to the pandemic.

Compensation

We also monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees. Each of our employees participates in our equity programs.

CORPORATE INFORMATION & AVAILABLE INFORMATION

Our principal executive offices are located at 2100 Powell Street, Suite 900, Emeryville, California, 94608. Our telephone number is (510) 848-5100. We make available, free of charge on our website located at www.dynavax.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s website at www.sec.gov. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been launched in the United States, and approved in the European Union, and there is significant competition in the marketplace. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

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

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive efforts to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. Our field-based personnel have mostly paused in-person customer interactions in healthcare settings and are generally using electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We expect that the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, our customers’ procurement activities, as well as those of our collaborators, which could negatively affect our product sales.

In addition, due to the ongoing COVID-19 global pandemic, most medical centers restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in mid-March 2020. As states began phasing out restrictions in late May/early June, medical centers began operating under limited capacity and strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines since the end of the first quarter of 2020, including HEPLISAV-B. This reduced utilization has significantly impacted sales and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions.

If we, or our partners, if any, are not successful in setting our marketing, pricing and reimbursement strategies, recruiting and maintaining effective sales and marketing personnel or in building and maintaining the infrastructure to support commercial operations, we will have difficulty successfully commercializing HEPLISAV-B, which would adversely affect our business and financial condition.

Our business and operations have been and may continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic.

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

The COVID-19 pandemic, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. In accordance with guidance issued by the Centers for Disease Control and Prevention, WHO and local authorities, beginning in March 2020, most of our global workforce transitioned to working remotely. The principal purchasers of HEPLISAV-B, including independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies, have all drastically curtailed their day-to-day activities and ceased or significantly reduced allowing access to their facilities for non-COVID-19 related business. Thus, our field sales and medical science employees increased their use of telephone and web-based means to seek to carry out their roles where necessary, which may not be as effective as being in-person.

The overall impact has generally resulted in significantly reduced utilization of all adult vaccines, (other than recently approved COVID-19 vaccines) since the end of the first quarter of 2020, including HEPLISAV-B. This shift has significantly and adversely impacted our sales of HEPLISAV-B and our business and operating results since March 2020 and continues to pose a headwind for our HEPLISAV-B business. This reduced HEPLISAV-B utilization is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions.

We also cannot predict to what extent the COVID-19 pandemic may continue to disrupt demand for HEPLISAV-B, but the overall magnitude of the disruption to our business will depend, in part, on the length and ongoing severity of the restrictions, and other limitations on our ability to conduct our business in the ordinary course. Prolonged disruptions would likely materially and negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive and similar government orders related to COVID-19 have had no material impact on the supply of HEPLISAV-B and we have no current expectation that they will. However, if such restrictions continue for a substantial period of time, they could impact personnel at our manufacturing facility in Germany and third-party manufacturing facilities in the United States. This could adversely affect our ability to maintain and distribute a consistent supply of HEPLISAV-B sufficient to meet demand.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact, and the duration of such impact, brought by COVID-19 may be difficult to assess or predict, a widespread pandemic could also potentially result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to rapidly evolve, and new variants of the virus have been discovered. While some vaccines have been recently approved, it is not clear whether, which, or to what extent these vaccines will protect against current or future variants of the virus. The extent to which the COVID-19 pandemic impacts our business, our future sales of HEPLISAV-B and revenue will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States and elsewhere, business disruptions and the effectiveness of actions taken in the United States and elsewhere to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these impacts could continue to adversely impact our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

As we continue to focus on the commercialization of HEPLISAV-B and CpG 1018, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.

As our commercial operations expand, we expect that we will also need to manage additional relationships with various third parties, including sole source suppliers, distributors, wholesalers and hospital customers. Future growth, including managing an in-house field sales team, will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize HEPLISAV-B and CpG 1018, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, or secure sufficient or timely supply from third party service providers, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

As we plan for broader commercialization of HEPLISAV-B and for expanded capacity to manufacture CpG 1018, our financial commitments to increase supply capacity might outpace actual demand for our products.

As we plan to scale up production capabilities for HEPLISAV-B as well as production capabilities for our advanced adjuvant, CpG 1018, to support potential vaccine collaborations and response to COVID-19 and other initiatives, we have been, and in the future will be, required to make significant financial commitments to reserve manufacturing capacity at our contract manufacturing organizations (“CMOs”). Under ordinary circumstances we would make these commitments close in time and with some level of certainty that we have customers making similar commitments to us. Because of long lead times on manufacturing, uncertainty about who will ultimately buy CpG 1018 from us and in what quantities, if any, as well as the need to book manufacturing capacity in advance, the financial commitments we make to our CMOs to support manufacturing may not be recovered in its entirety, or at all, if our collaborators do not ultimately purchase from us. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. As a result, we could end up making financial commitments that we never recover if demand for CpG 1018 does not materialize in the volumes we are expecting, or at all.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B surface antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. The FDA approved our pre-filled presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation and rely on a contract manufacturer to do so. Our contract manufacturer is the only approved provider that we have, and there can be no assurance that we or they can successfully manufacture sufficient quantities of pre-filled syringes in compliance with GMP in order to meet market demand.

We have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce our CpG 1018 for HEPLISAV-B and our pre-filled syringe presentation. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing supplier for CpG 1018, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B and developing and commercializing our product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers or at all.

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

We have entered into collaborative relationships to develop vaccines utilizing CpG 1018, including collaborations to develop a vaccine for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 are inadequate; we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018.

As part of our business, we are working to develop our novel adjuvant, CpG 1018, as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing vaccine development, the results of clinical trials, whether the vaccine will be approved for use, the extent of competition, and whether a vaccine can be successfully commercialized. As a result, these collaborative efforts may not be as successful as we expect, or at all.

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing CpG 1018. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. If a collaborative partner fails to conduct collaborative activities successfully, the development of a vaccine could be delayed, and may not occur at all. We also rely on a single supplier to produce CpG 1018. If we were unable to maintain our existing supplier for CpG 1018, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines by our third-party collaborators. We or other third parties may not be able to produce CpG 1018 at a cost, quantity and quality similar to that available from our current third-party supplier, or at all, and even if we add an additional supplier, there is no guarantee such supplier will be able to manufacture supplemental quantities sufficient to support commercial demand to the extent it materializes and in the timeframes required.

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

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price, as well as the availability of coverage and adequate reimbursement, from third-party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as we believe private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third-party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLSIAV-B sufficient to achieve profitability, and future acceptance of such pricing.

Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing, as well as coverage and reimbursement decisions, may not allow our future products to compete effectively with existing competitive products. Because we intend to offer products, if approved, that involve new technologies and new approaches to treating disease, the willingness of third-party payors to reimburse for our products is uncertain. We will have to charge a price for our products that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to achieve profitability, and such unavailability could harm our future prospects and reduce our stock price.

We have applied for, and in some cases have received, grants to help fund the scale-up of CpG 1018 production, and such grants, if and when received, may involve pricing or other restrictions.

In order to help fund potential scale-up of production of CpG 1018 that may be required in the event that CpG 1018 is included in any approved and commercially-available novel vaccine, whether a COVID-19 vaccine or otherwise, we have applied for, and in some cases have received grants from various charitable and philanthropic organizations, including from Bill and Melinda Gates Foundation. These grants and others, if and when received, may come with certain pricing requirements, global access requirements or reporting or other covenants to ensure that any funded product is made available by us worldwide and on a nondiscriminatory basis. Such covenants may limit the price we can charge for any funded product and may involve a license to use technology we own that is included in the funded products if we do not comply. Such price limitations or licenses, if invoked, could serve to limit the prices we charge, or in some cases, our control over the manufacturing and distribution of grant-funded products. Failure to agree with such requirements, may result in the company not receiving some or all of the grant.

We implemented a strategic restructuring to prioritize our vaccine business and explore strategic alternatives for our immuno-oncology portfolio, and we cannot assure you that we will be able to successfully execute on a strategic alternative for our immuno-oncology portfolio.

In the second quarter of 2019, we implemented a strategic restructuring that would focus our efforts on HEPLISAV-B, which included a reduction in our workforce and operations to focus resources on HEPLISAV-B commercialization and sales execution as well as assess additional opportunities to leverage our CpG 1018 adjuvant. We recently announced the sale of assets related to our SD-101 program. Additionally, we are seeking strategic alternatives for of the remaining assets in our immuno-oncology portfolio, including our development stage product DV281. In connection with the restructuring, we made the determination to wind down ongoing immuno-oncology trials. Our ability to successfully execute on a strategic alternative for the assets that remain in our immuno-oncology portfolio is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative for our immuno-oncology assets upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative involving our immuno-oncology assets may be costly and time-consuming. Our strategic restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

We are subject to ongoing FDA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we must conduct an observational comparative study of HEPLISAV-B to Energix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018, and concluded in November 2020. We must also conduct an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct these studies or complete these studies to the satisfaction of the FDA could result in withdrawal of our BLA approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”), good clinical practices (“GCP”), ICH guidelines, and good laboratory practices (“GLP”). If we are not able to meet and maintain regulatory compliance, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.

If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory agencies limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limits our marketing claims, we may be unable to generate significant revenues, if any.

Even if we obtain regulatory approval for our product candidates, such as the U.S. and European approvals of HEPLISAV-B and are able to commercialize them as we have with HEPLISAV-B, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck and GlaxoSmithKline plc (“GSK”) and if approved outside the U.S., with vaccines from those companies as well as several additional established pharmaceutical companies. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and United States. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. A three dose HBV vaccine manufactured by VBI Vaccines Inc. (“VBI”) is approved in Israel, and recently completed Phase 3 trials in the United States, Europe and Canada.

We are also in competition with companies developing vaccines and vaccine adjuvants, generally, including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Seqirus, Agenus, Inc., Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson and VBI.

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

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and CpG 1018, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net losses for the year ended December 31, 2020 and 2019 were $75.2 million and $152.6 million, respectively. As of December 31, 2020, we had an accumulated deficit of $1.3 billion.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S., we expect to continue incurring operating losses for the foreseeable future. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. While new sales of CpG 1018 may generate revenue during the pandemic, there is no guarantee that such revenues will be sustainable in the long term. The timing for uptake of our products in the U.S. has further increased losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine and pharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable or that if we are able to reach profitability that it will be sustainable for any period of time.

Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations.

As of December 31, 2020, we had $165.0 million in cash, cash equivalents and marketable securities. We expect to incur operating losses for the foreseeable future as we continue to invest in commercialization of HEPLISAV-B and development and commercialization of our CpG 1018 adjuvant. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt or equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

We may continue to develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates we may develop outside the U.S., requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our product candidates.

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets outside the U.S. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial costs as well as burdens on our personnel resources in addition to potential diversion of management’s attention from domestic operations. International operations are subject to risk, including:

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

In the event that we determine to pursue commercialization of HEPLISAV-B outside the United States and Europe, our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, there is the risk that we may not receive approval in one or more jurisdictions.

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

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA requirements are expensive and time consuming, may take more time to complete than expected or may not be completed, and may not have favorable outcomes if they are completed. In addition, results from smaller, earlier stage clinical studies may not be representative of larger, controlled clinical trials that would be required in order to obtain regulatory approval of a product candidate.

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

As our commercial business begins to expand in connection with commercial sales of HEPLISAV-B and CpG 1018, the contracts we enter into with our customers will generally carry delivery obligations that require us to deliver product in certain quantities and meeting certain quality thresholds, among other things, all within specified timeframes. If, for any reason, whether due to reliance on third-party manufacturers or otherwise, we are unable to deliver timely, compliant products to our customers in quantities that meet our contractual obligation, we could be subject to lost revenue, contractual penalties, suits for damages, harm to our reputation or other problems that could materially and adversely affect our business.

HEPLISAV-B is subject to regulatory obligations and continued regulatory review, and if we receive regulatory approval for our other product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review for such products.

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

Failure to comply with regulatory requirements could prevent or delay marketing approval or require the expenditure of money or other resources to correct. Failure to comply with applicable requirements may also result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew marketing applications and criminal prosecution, any of which could be harmful to our ability to generate revenues and to our stock price.

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

In February 2018, we entered into a term loan agreement under which we have borrowed $180.9 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or otherwise dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement based on the sales of HEPLISAV-B, which are (i) $30 million for the period July 1, 2019 through June 30, 2020, (ii) $50 million for the period July 1, 2020 through June 30, 2021, (iii) $75 million for the period July 1, 2021 through June 30, 2022 and (iv) $100 million for the period July 1, 2022 through June 30, 2023. In November 2020, we entered into an amendment to the term loan agreement that, among other things, (i) changes the annual revenue requirement to include all revenue, including CpG 1018 net sales, rather than net sales of HEPLISAV-B only, and (ii) deletes the $50 million revenue requirement for the period from July 1, 2020 through June 30, 2021 in its entirety. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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

•

federal false claims laws, including the False Claims Act, and civil monetary penalty law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to the government or its agents that are false or fraudulent;

•	the Federal Food, Drug and Cosmetic Act and governing regulations which, among other things, prohibit off-label promotion of prescription drugs;
•

the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, “ACA”) which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created, among other things, new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security, and transmission of individually identifiable health information;

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

The Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. These entities also coordinate extensively with the FDA, using legal theories that connect violations of the Federal Food, Drug and Cosmetic Act (such as off-label promotion) to the eventual submission of false claims to government healthcare programs. Prosecution of such promotion cases under the False Claims Act provides the potential for private parties (qui tam relators, or “whistleblowers”) to initiate cases on behalf of the government and provides for significantly higher penalties upon conviction.

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

It remains unclear how various state, federal, and international privacy and cybersecurity law will affect our business. For example, we don’t know how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

Internationally, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition. Also, mechanisms for legally transferring information under the GDPR remain unclear. At present, there are few if any viable alternatives to the SCCs, so future developments may necessitate further expenditures on local infrastructure, changes to internal business processes, or may otherwise affect or restrict sales and operations.

In addition, our data security and information technology systems, as well as those of our partners and contractors, are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data or personal information to unauthorized persons.

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may have an adverse effect on our operations and business.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There remain legal and political challenges to certain aspects of ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business. However, in the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We may be exposed to future litigation by third parties based on claims that our products, product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the ownership, scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. From time to time we are involved in various administrative proceedings related to our intellectual property which causes us to incur certain legal expenses. If we become involved in any litigation and/or other significant proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.

If we or our collaborators are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against our products, for example, as may arise in connection with the commercialization of HEPLISAV-B or any similar or other  product candidate, we or our collaborator could be required to pay substantial damages or be unable to commercialize our product candidates or use our proprietary technologies without a license from such third-party. A license may require the payment of substantial fees or royalties, require a grant of a cross-license to our technology or may not be available on acceptable terms, if at all. Any of these outcomes could require us to change our business strategy and could materially impact our business and operations.

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, the value of our products or product candidates will decrease, and we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018.

Our success depends on our ability to:

•	obtain and protect commercially valuable patents or the rights to patents both domestically and abroad;
•	operate without infringing upon the proprietary rights of others; and
•	prevent others from successfully challenging or infringing our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents for a commercially sufficient term or are otherwise effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. However, in certain cases such protection may be limited, depending in part on existing patents held by third parties, or other disclosures which impact patentability, which may only allow us to obtain relatively narrow patent protection. In the U.S., legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved.

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

The biopharmaceutical patent environment outside the U.S. is also uncertain. We may be particularly affected by this uncertainty since several of our product candidates or our collaborators’ vaccine candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection, if any. For example, while many countries such as the United States permit method of use patents relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving and may be unfavorably interpreted to prevent us from successfully prosecuting some or all of our pending patent applications relating to the use of CpG 1018. There are some countries that currently do not allow such method of use patents, or that significantly limit the types of uses that are patentable.

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	we may not receive an issued patent for any of our patent applications or for any patent applications that we have exclusively licensed now or in the future;
•	the pending patent applications we have filed or to which we have exclusive rights may take longer than we expect to result in issued patents;
•	the claims of any patents that are issued may not provide meaningful protection or may not be valid or enforceable;
•	we might not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our collaborators may not provide a competitive advantage;
•	patents issued to other parties may limit our intellectual property protection or harm our ability to do business;
•	other parties may independently develop similar or alternative technologies or duplicate our technologies and commercialize discoveries that we attempt to patent; and
•	other parties may design around technologies we have licensed, patented or developed;
•	pending patent applications or issued patents may be challenged by third parties in proceedings, such as inter partes review (“IPR”), pre- and post-grant oppositions, and post grant review (“PGR”).

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

•	our ability to receive timely regulatory approval for our product candidates;
•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;
•	our ability to raise additional capital to fund our operations;
•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;
•	our ability to obtain component materials and successfully enter into manufacturing relationships for our products or product candidates or establish manufacturing capacity on our own;
•	our ability to establish and maintain licensing agreements for intellectual property necessary for the development of our product candidates;
•	changes in government regulations, general economic conditions or industry announcements;
•	changes in the structure of healthcare payment systems;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	actual or anticipated fluctuations in our quarterly financial and operating results; and
•	the volume of trading in our common stock.

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

General Risk Factors

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

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal, state and/or international data breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including but not limited to HIPAA, similar state data protection regulations, and the GDPR, resulting in significant penalties; increased costs; loss of revenue; expenses of computer or forensic investigations; material fines and penalties; compensatory, special, punitive or statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; or injunctive relief. News reports have also highlighted COVID research-specific hacking and phishing attempts. Because we and our collaborators are working on vaccines, including potential COVID vaccines, we may be at higher-than-average risk for such attempts.

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

As of December 31, 2020, we lease our facilities in Emeryville, California and Düsseldorf, Germany.

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

As of February 22, 2021, there were approximately 50 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Additionally, in February 2018, we entered into a $175.0 million term loan agreement with CRG Servicing LLC, which restricts our ability to pay any dividend.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The Company has elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021 and is omitting this disclosure in reliance thereon.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto set forth in “Item 8—Financial Statements and Supplementary Data.”

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza.

In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S.

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc and Recombivax-HB® from Merck & Co. In addition, we received Marketing Authorization approval of HEPLISAV-B in February 2021 from the European Commission following a positive recommendation in December 2020 from the European Medicines Agency (“EMA”) Committee for Medicinal Products (“CHMP”) for Human Use for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We expect to launch HEPLISAV-B in the European Union in late 2021, initially focusing on one or a few key countries where it would be commercially feasible to market HEPLISAV-B on our own or through third-parties.

All of our HEPLISAV-B sales are to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the year ended December 31, 2020, HEPLISAV-B product revenue, net was $36.0 million.

In the third quarter of 2020, we commenced selling our novel adjuvant, CpG 1018, to certain of our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. For the year ended December 31, 2020, CpG 1018 product revenue, net was $3.3 million. In the third quarter of 2020, we also announced a commercial supply agreement with Valneva Scotland Limited (“Valneva”) to cover the supply of CpG 1018 for up to 190 million doses of their SARS-COV-2 vaccine candidate, subject to the terms of the agreement and contingencies contained therein.

In May 2020, we completed an underwritten public offering of 16,100,000 shares of our common stock at a public offering price of $5.00 per share. The net proceeds from this offering were approximately $75.4 million, after deducting the underwriting discount and other offering expenses.

In August 2020, we entered into a new At Market Sales Agreement with Cowen (“2020 ATM Agreement”), which replaced the 2017 At Market Sales Agreement (“2017 ATM Agreement”). Under the 2020 ATM Agreement, we can offer and sell up to $150 million of our common stock from time to time. For the year ended December 31, 2020, we received net cash proceeds of $33.1 million from sales of 8,114,643 shares of our common stock under the 2017 ATM Agreement and 2020 ATM Agreement.

In July 2020, we sold assets related to our immuno-oncology compound, SD-101, to Surefire Medical Inc. d/b/a TriSalus Life Sciences (“TriSalus”). Pursuant to the Asset Purchase Agreement, we received $5 million upon closing of the transaction and $4 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound. In the third quarter of 2020, we recognized a gain on sale of SD-101 assets of $6.9 million, net of transaction costs.

COVID-19 Update

We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible.

Our customers’ procurement activities coupled with restrictions at healthcare facilities during the pandemic, has negatively affected our sales of HEPLISAV-B. This is consistent with reduced utilization of adult vaccines generally, because focus in healthcare has been acutely placed on the treatment and prevention of COVID-19. The COVID-19 pandemic continued to disrupt the adult vaccine market in the fourth quarter with market utilization shifting back to a sharp decline from the third quarter recovery trend. The total adult hepatitis B market saw a reduction in utilization of approximately 35% in the fourth quarter compared to the same period last year. In the third quarter, utilization was down approximately 24% from the same period last year. Additionally, Centers for Disease Control and Prevention (“CDC”) guidance requiring 14-day spacing of vaccines before and after COVID-19 vaccine administration began to stall other adult vaccine utilization in the month of December and has continued to impact utilization into the first quarter which is a trend we believe will continue throughout the first half of 2021. Although utilization of vaccines generally has decreased during the pandemic, our sales efforts have continued to increase our market share.

We have also seen increased interest in our advanced adjuvant, CpG 1018, from our collaborators who are focused on developing COVID-19 vaccines of their own, as well as other potential vaccine candidates targeted at other indications. As a result, we have been working with our supplier to secure additional manufacturing capacity to help support this increased interest in CpG 1018.

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

While our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K, we believe the following accounting policies reflect the more critical and significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. We evaluate our estimates of variable considerations including, but not limited to, product returns, chargebacks and rebates, periodically or when there is an event or change in circumstances that may indicate that our estimates may change. During the fourth quarter of 2020, based on an analysis of historical product returns and customer ordering patterns, we decreased our returns reserve resulting in an increase in HEPLISAV-B product revenue, net of approximately $0.8 million. There were no material adjustments to these estimates for the years ended December 31, 2019 and 2018.

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

Trade Discounts and Allowances: We provide our Customers with discounts which include early payment incentives that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

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

Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

Collaboration and Manufacturing Service Revenue

We have entered into collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer. Collaboration and manufacturing service revenue are recorded in other revenue in the consolidated statements of operations.

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

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out (“FIFO”), basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the year ended December 31, 2020 and 2019, there were no inventory reserves recognized. During 2018, we recorded $1.0 million in inventory reserves, which is included in cost of sales – product.

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

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time we began to capitalize inventory costs associated with the vial presentation of HEPLISAV-B. In March 2018, we received regulatory approval of the pre-filled syringe (“PFS”) presentation of HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch, were charged to research and development expense in the period incurred as there was no alternative future use. Prior to regulatory approval of PFS, costs associated with resuming operating activities at the Düsseldorf manufacturing facility were also included in research and development expense. Subsequent to regulatory approval of PFS, costs associated with resuming manufacturing activities at the Düsseldorf facility were included in cost of sales – product, until commercial production resumed in mid-2018 at which time these costs were recorded as raw materials inventory.

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

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For public business entities, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2019. Furthermore, the one-time determination of whether an entity is eligible to be a smaller reporting company shall be based on an entity’s most recent determination as of November 15, 2019, in accordance with SEC regulations. Because we were a smaller reporting company based on the most recent determination as of November 15, 2019, this ASU and its subsequent updates, will be effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Accounting Standards Update 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. The ASU is effective for annual periods beginning after December 15, 2020 with early adoption permitted. We adopted this ASU on January 1, 2021 and the adoption of this standard did not have a material impact on our consolidated financial statements.

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

Results of Operations

Revenues

Revenues consist of amounts earned from product sales and other revenues. Product revenue, net, includes sales of HEPLISAV-B and CpG 1018 adjuvant.

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

The following is a summary of our revenues (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2019 to 2020		2018 to 2019
Revenues:	2020	2019	2018	$	%	$	%
HEPLISAV-B	$36,030	$34,644	$6,812	$1,386	4%	$27,832	409%
CpG 1018	3,277	-	-	3,277	NM	-	NM
Total product revenue, net	$39,307	$34,644	$6,812	$4,663	13%	$27,832	409%
Other revenue	7,244	575	1,386	6,669	1160%	(811)	(59)%
Total revenues	$46,551	$35,219	$8,198	$11,332	32%	$27,021	330%

NM = Not meaningful

2020 versus 2019

HEPLISAV-B revenue for the year ended December 31, 2020 increased primarily due to an increase in sales volume. Due to the ongoing COVID-19 global pandemic, most medical centers restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in mid-March 2020, which significantly lowered our sales volume in the second quarter. Utilization of adult vaccines, including HEPLISAV-B, improved in the second half of the year as health care providers gradually expanded their services under strict social distancing rules and our distributors replenished their inventory. Sales fluctuations during the second half of 2020 also included initial stocking orders from a large retail chain and another customer and the effect of seasonal Department of Defense purchases. During the fourth quarter of 2020, based on an analysis of historical product returns and customer ordering patterns, we decreased our returns reserve resulting in an increase in HEPLISAV-B product revenue, net of approximately $0.8 million.

Overall, vaccine utilization is expected to decline significantly in the first quarter of 2021 from the fourth quarter of 2020 to approximately 50% of pre-pandemic levels, which will result in a decrease in HEPLISAV-B revenues in the first quarter of 2021 compared to the fourth quarter of 2020. Utilization of adult vaccines will continue to be impacted throughout the first half of 2021 but is expected to return to pre-pandemic levels in the second half of 2021.

In the third quarter of 2020, we began selling our novel adjuvant, CpG 1018, to our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines.

In September 2020, we received $6.3 million from the Coalition for Epidemic Preparedness Innovations (“CEPI”) to scale up our CpG 1018 production and to make available certain quantities of CpG 1018 for purchases to CEPI and its partners. In October 2020, CEPI terminated the agreement and we recognized the $6.3 million in other revenue.

Other revenue also included collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd. and manufacturing service revenue.

2019 versus 2018

For the year ended December 31, 2019, product revenue, net increased due to higher volume as additional healthcare providers completed operational activities required to switch to HEPLISAV-B and existing customers placed repeat orders.

Included in other revenue was collaboration revenue related to services performed in 2019 under a collaboration agreement with Serum Institute of India Pvt. Ltd. Other revenue also included manufacturing service revenue of $0.4 million.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for pre-filled syringes (“PFS”) of HEPLISAV-B and inventory costs to produce CpG 1018 for our collaboration partners. Our HEPLISAV-B PFS finished goods inventory previously included components for which a portion of the manufacturing costs were expensed to research and development prior to the approval of the PFS presentation by the FDA in March 2018. Substantially all the inventory that was previously expensed to research and development has been sold to customers. The following is a summary of our cost of sales - product (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2019 to 2020		2018 to 2019
	2020	2019	2018	$ %		$ %
Cost of sales - product	$11,410	$10,172	$10,934	$1,238	12%	$(762)	(7)%

2020 versus 2019

For the year ended December 31, 2020, cost of sales-product increased, as compared to the same period in 2019, primarily due to higher unit costs as we produce and then sell inventory that reflects the full cost of manufacturing. Cost of sales – product for the year ended December 31, 2020 also includes $1.4 million of costs to produce CpG 1018 for our collaboration partners. The increase was offset by lower overhead costs and a charge in the third quarter of 2019 related to a terminated batch.

We expect our cost of sales - product for HEPLISAV-B, as a percentage of product sales, net, to stabilize for the foreseeable future, excluding potential unknown one-time charges. We expect our cost of sales-product for CpG 1018 to increase substantially in 2021 due to increased production of CpG 1018 for Valneva and other collaborators.

2019 versus 2018

Cost of sales - product for the year ended December 31, 2019 primarily included certain fill, finish and overhead costs for pre-filled syringes (“PFS”) of HEPLISAV-B and costs related to a terminated batch. Our HEPLISAV-B PFS finished goods inventory includes components for which a portion of the manufacturing costs were previously expensed to research and development prior to the approval of the PFS presentation by the FDA in March 2018.

At December 31, 2019, inventories, net increased to $41.3 million from $19.0 million at December 31, 2018 to support increased projected sales.

Cost of Sales - Amortization of Intangible Assets

The following is a summary of our cost of sales – amortization of intangible assets (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2019 to 2020		2018 to 2019
	2020	2019	2018	$ %		$ %
Cost of sales - amortization of intangible assets	$2,500	$9,217	$10,862	$(6,717)	(73)%	$(1,645)	(15)%

2020 versus 2019

Cost of sales - amortization of intangible assets consisted of amortization of the intangible asset recorded as a result of sublicense payments to Merck, Sharpe & Dohme Corp. (“Merck”), upon FDA approval of HEPLISAV-B in November 2017. The intangible asset was fully amortized as of April 2020 when the sublicense agreement expired.

2019 versus 2018

Cost of sales - amortization of intangible assets consisted of amortization of the intangible asset recorded as a result of a regulatory milestone and sublicense fees to Coley Pharmaceutical Group, Inc. (“Coley”), Merck and GlaxoSmithKline Biologicals SA (“GSK”), upon FDA approval of HEPLISAV-B in November 2017. The intangible assets related to Coley and GSK were fully amortized in 2018.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2019 to 2020		2018 to 2019
Research and Development:	2020	2019	2018	$	%	$	%
Compensation and related personnel costs	$10,328	$21,933	$30,466	$(11,605)	(53)%	$(8,533)	(28)%
Outside services	16,064	25,437	28,213	$(9,373)	(37)%	(2,776)	(10)%
Facility costs	1,215	6,903	6,668	$(5,688)	(82)%	235	4%
Non-cash stock-based compensation	1,000	8,058	9,604	$(7,058)	(88)%	(1,546)	(16)%
Total research and development	$28,607	$62,331	$74,951	$(33,724)	(54)%	$(12,620)	(17)%

2020 versus 2019

Compensation and related personnel costs and non-cash stock-based compensation decreased due to lower research and development headcount as a result of our restructuring in May 2019. In addition, non-cash stock-based compensation included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.

The decrease in outside services was primarily the result of winding down of our immuno-oncology programs, partially offset by an increase in outside services due to CpG 1018 development costs at our third-party manufacturing facility to support increased CpG 1018 demand from our collaboration partners for use in their development and/or commercialization of their COVID-19 vaccine candidates.

Facility costs, which are primarily comprised of occupancy and related expenses, decreased due to lower overhead allocation to research and development functions. In addition, facility costs for year ended December 31, 2019 included accelerated depreciation in connection with the restructuring in May 2019.

2019 versus 2018

Compensation and related personnel costs and non-cash stock-based compensation decreased in the 2019 periods compared to the 2018 periods due to lower research and development headcount as a result of our restructuring in May 2019. Outside services in 2019 decreased as compared to the comparable period in 2018 due to an overall reduction in costs to support the development of SD-101 and earlier stage immuno-oncology programs after the restructuring.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2019 to 2020		2018 to 2019
Selling, General and Administrative:	2020	2019	2018	$	%	$	%
Compensation and related personnel costs	$31,191	$28,525	$15,993	$2,666	9%	$12,532	78%
Outside services	24,759	26,269	31,758	(1,510)	(6)%	(5,489)	(17)%
Legal costs	2,296	2,293	2,792	3	0%	(499)	(18)%
Facility costs	11,425	7,675	2,466	3,750	49%	5,209	211%
Non-cash stock-based compensation	9,585	10,224	11,761	(639)	(6)%	(1,537)	(13)%
Total selling, general and administrative	$79,256	$74,986	$64,770	$4,270	6%	$10,216	16%

2020 versus 2019

The increase in compensation and related personnel costs was due to higher headcount resulting from the conversion of the external sales force to our employees effective April 1, 2019, offset by the decrease in business travel due to COVID-19 travel restrictions.

Outside services decreased due to the conversion of the external sales force to our employees effective April 1, 2019 and decrease in costs related to HEPLISAV-B post-marketing studies due to earlier completion of certain milestones in 2019. The decrease was offset by the $2.5 million payment to Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in connection with the sale of our immuno-oncology compound, SD-101 and an overall increase in costs for sales and marketing activities. The $2.5 million payment was required under our agreement with Holdings entered into in November 2009.

Facility costs, which are primarily comprised of occupancy and related expenses, increased primarily due to higher overhead allocation to selling, general and administrative functions.

Non-cash stock-based compensation decreased due to the retirement of our former CEO in August 2019 and included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020. The decrease was partially offset by the increase in headcount.

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

Gain on Sale of Assets

In July 2020, we sold assets related to our immuno-oncology compound, SD-101, which included intellectual property, clinical and non-clinical data, regulatory filings, clinical supply inventory and certain contracts to TriSalus. Pursuant to the Asset Purchase Agreement, we received $5 million upon closing of the transaction and $4 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

				Increase		Increase
				(Decrease) from		(Decrease) from
	Year Ended December 31,			2019 to 2020		2018 to 2019
	2020	2019	2018	$	%	$	%
Interest income	$1,260	$3,370	$3,828	$(2,110)	(63)%	$(458)	(12)%
Interest expense	$(19,062)	$(16,977)	$(9,338)	$2,085	12%	$7,639	82%
Sublease income	$7,706	$2,619	$-	$5,087	194%	$2,619	NM
Change in fair value of warrant liability	$4,124	$(7,500)	$-	$11,624	155%	$7,500	NM
Other	$(897)	$731	$(70)	$(1,628)	(223)%	$801	1,144%

NM = Not meaningful

2020 versus 2019

Interest income decreased primarily due to lower yields on our marketable securities portfolio. Interest expense increased due to the borrowing of the remaining $75.0 million in March 2019 under the term loan agreement with CRG Servicing LLC (“Loan Agreement”). Sublease income increased in connection with our sublease of office and laboratory space located at 5959 Horton Street, Emeryville, California to a third party in July 2019. The change in the fair value of the warrant liability was primarily due to a decrease in our stock price. The change in other was primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

2019 versus 2018

Interest expense increased due to the borrowing of the remaining $75.0 million in March 2019 under the Loan Agreement. We recognized sublease income of $2.6 million in connection with our sublease of office and laboratory space located at 5959 Horton Street, Emeryville, California to a third party in July 2019. The change in the fair value of the warrant liability was primarily due to increase in our stock price. The change in other was primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of December 31, 2020, we had $165.0 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of December 31, 2020, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

Pursuant to our supply agreement with Valneva, in the fourth quarter of 2020, we received payments from Valneva totaling $20.0 million and issued an invoice to Valneva for $17.1 million for advanced payment to purchase specified quantities of CpG 1018 adjuvant in the first half of 2021. We recorded the total amount of $37.1 million as deferred revenue in our consolidated balance sheets as of December 31, 2020.

In February 2018, we entered into a term loan agreement with CRG Servicing LLC. At December 31, 2020, the principal amount of the term loan was $180.9 million, excluding debt discount of $1.1 million. The loan and the related unpaid interest and fees are due in December 2023.

In May 2020, we completed an underwritten public offering of 16,100,000 shares of our common stock at a public offering price of $5.00 per share. The net proceeds from this offering were approximately $75.4 million, after deducting the underwriting discount and other offering expenses.

For the year ended December 31, 2020, we sold 8,005,467 shares of our common stock and received net cash proceeds of $32.3 million pursuant to a 2017 At Market Sales Agreement with Cowen and Company, LLC (“2017 ATM Agreement”) that terminated in August 2020.

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. For the year ended December 31, 2020, we received net cash proceeds of $0.8 million resulting from sales of 109,176 shares of our common stock pursuant to the 2020 ATM Agreement. As of December 31, 2020, we had $149.1 million remaining under the 2020 ATM Agreement. Subsequent to December 31, 2020 and through February 22, 2021, we sold 2,299,952 shares of common stock for net proceeds of $22.7 million under the 2020 ATM Agreement.

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

2020 versus 2019

During the year ended December 31, 2020, we used $92.3 million of cash for our operations primarily due to our net loss of $75.2 million, of which $21.6 million consisted of non-cash items which included stock-based compensation, depreciation and amortization, change in fair value of warrant liability, amortization of right-of-use assets, non-cash interest expense, amortization of intangible assets and accretion and amortization on marketable securities. By comparison, during the year ended December 31, 2019, we used $121.3 million of cash for our operations primarily due to our net loss of $152.6 million, of which $58.0 million consisted of non-cash charges such as stock-based compensation, amortization of intangible assets, depreciation and amortization, change in fair value of warrant liability, non-cash interest expense, amortization of right-of-use assets and accretion and amortization on marketable securities. Cash used in our operations during 2020 decreased by $29.0 million. For the year ended December 31, 2020, we received tenant improvement reimbursements from the landlord of 5959 Horton Street totaling $1.1 million, invested approximately $22.4 million in HEPLISAV-B inventory and approximately $30.4 million to scale up CpG 1018 production. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2020 and 2019, net cash used in investing activities was $26.5 million and $42.8 million, respectively. Cash used in investing activities during 2020 included $22.3 million of net purchases of marketable securities compared to $13.4 million of net purchases of marketable securities during 2019. During each of 2020 and 2019, we paid $7.0 million of sublicense payment to Merck. Cash used in net purchases of property plant and equipment decreased by $18.3 million during 2020 compared 2019. The decrease was, primarily, due to the installation of facility improvements in 2019. In addition, in 2020, we received $6.9 million from the sale of SD-101 assets, net of transaction costs.

During the year ended December 31, 2020 and 2019, net cash provided by financing activities was $109.5 million and $154.4 million, respectively. Cash provided by financing activities for 2020 included net proceeds of $75.4 million from our underwritten public offering in May 2020, $32.3 million from our, now terminated, 2017 ATM Agreement and $0.8 million from our 2020 ATM Agreement. Cash provided by financing activities for the year ended December 31, 2019 included net proceeds of $74.3 million from the second tranche of the Loan Agreement, net proceeds of $52.0 million and $13.6 million from the issuance of common stock and Series B Convertible Preferred Stock, respectively, from our underwritten public offering in August 2019 and net proceeds of $13.9 million from the issuance of common stock under our 2017 ATM Agreement.

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

Contractual Obligations

The following summarizes our significant contractual obligations at December 31, 2020 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligations:	Total	2021	2022- 2023	2024-2025	2026 and Thereafter
Operating leases	$60,616	$6,942	$11,671	$11,243	$30,760
Long-term debt obligation	188,141	-	188,141	-	-
Purchase commitments	21,948	21,948	-	-	-
Total contractual obligations	$270,705	$28,890	$199,812	$11,243	$30,760

We lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into an agreement to sublease 23,976 square feet of office space located at 2100 Powell Street, Emeryville, California for our new global headquarters. This sublease agreement will continue until June 30, 2022. As of December 31, 2020, we are obligated to make lease payments totaling $1.8 million, plus any operating expenses and taxes over the lease term.

In September 2018, we entered into an agreement to lease 75,662 square feet of laboratory and office space located at 5959 Horton Street, Emeryville, California at the rate of $4.75 per square foot, paid on a monthly basis (“Horton Street Lease”). As of December 31, 2020, we are obligated to make lease payments totaling $53.6 million, plus any operating expenses and taxes over the Horton Street Lease term. In July 2019, we entered into an agreement to sublease the entire 75,662 square feet to a third party at the rate of $5.50 per square foot, paid on a monthly basis (“Horton Street Sublease”). Both the Horton Street Lease and the Horton Street Sublease will continue until March 31, 2031.

We also lease our facility in Düsseldorf, Germany (“Düsseldorf Lease”) under an operating lease that expires in March 2023 with an option to renew for two five-year term. As of December 31, 2020, we are obligated to make lease payments totaling $4.2 million, plus any operating expenses and taxes over the lease term. During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through December 31, 2020 and is collateralized by a certificate of deposit for €0.2 million which has been included in restricted cash in the consolidated balance sheets as of December 31, 2020 and 2019.

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through December 31, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $180.9 million, net of debt discount of $1.1 million. Included in our total contractual obligations of $188.1 million is the principal amount of $175.0 million, paid-in-kind interest of $5.9 million and the backend facility fee of $7.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B, CpG 1018 adjuvant and for clinical research. As of December 31, 2020, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 and for clinical research totaled $21.7 million.

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

We also rely on and have entered into agreements with research institutions, contract research organizations and clinical investigators as well as clinical material manufacturers. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period. As of December 31, 2020, our non-cancelable obligation for services and materials provided by these organizations totaled $0.3 million.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. In July 2020, we sold assets related to our SD-101 compound to TriSalus. We are obligated to pay Holdings 50% of the contingent pre-commercialization milestone payments that we may receive under the Asset Purchase Agreement. We paid $2.5 million to Holdings in August 2020. No liability has been recorded under this agreement as of December 31, 2020.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules enacted by the SEC and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in short-term money market funds, U.S. government agency securities, U.S. treasuries and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of investments would be $1.2 million or $1.5 million, respectively.

Due to the short duration and nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH and Dynavax India LLP with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2020 was $0.2 million primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2020, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for returns on product revenue
Description of the Matter

During the year ended December 31, 2020, the Company’s net product revenues were $39.3 million. As explained in Note 2 of the consolidated financial statements, revenue from product sales includes estimates of variable consideration for which reserves are established, including reserves for product returns.

Auditing the Company’s measurement of reserves for product returns under its contracts with wholesalers and specialty distributors (collectively, “Customers”) was challenging because (1) the calculation involves management assumptions about inventory remaining in the distribution channel (i.e., units held by Customers) as of the balance sheet date that could be subject to return in future periods under the Company’s returns policy, and (2) the Company has limited returns history on which to base its assumptions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that identified risks related to the Company’s process used to determine reserves for returns on product revenue. For example, we tested controls over management’s review of the completeness and accuracy of the data used in the process, the assumptions about Customers reorder patterns and units in the channel as of the balance sheet date.

To test the Company’s reserves for returns on product revenue, our audit procedures included, among other procedures, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the assumptions used by management to estimate its reserves. To test management’s assumptions, we inspected agreements with significant Customers to validate the rights of return policy, obtained written representations from members of the commercial and sales functions regarding changes to the terms and conditions reported to the legal and accounting departments, examined credit memos issued during and after year end for unusual items or trends not consistent with the Company’s analysis of product returns, performed revenue cutoff testing at period end to assess whether there were unusual trends that should have been considered in the Company analysis of product returns, compared the shipment reports to Customers sell through information to assess the extent of inventory in the distribution channel and examined Customers reorder information. We also performed sensitivity analyses over the Company’s return rate to assess the effect of changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

San Francisco, California

February 25, 2021

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$32,073	$39,884
Marketable securities available-for-sale	132,963	111,171
Accounts and other receivables, net	22,661	8,886
Inventories, net	63,689	41,332
Prepaid manufacturing	29,423	-
Prepaid expenses and other current assets	9,206	7,380
Total current assets	290,015	208,653
Property and equipment, net	30,567	32,022
Intangible assets, net	-	2,500
Operating lease right-of-use assets	26,583	30,252
Goodwill	2,297	2,081
Restricted cash	237	216
Other assets	3,573	3,344
Total assets	$353,272	$279,068
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,312	$9,278
Accrued research and development	2,805	4,120
Accrued liabilities	19,099	14,802
Warrant liability	10,736	14,860
Deferred revenue	38,212	-
Other current liabilities	3,247	9,987
Total current liabilities	77,411	53,047
Long-term debt, net of debt discount of $1,094 and $1,394 at December 31, 2020 and 2019, respectively	179,811	178,601
Long-term portion of lease liabilities	34,789	37,845
Other long-term liabilities	2,568	1,285
Total liabilities	294,579	270,778
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value	-	-
Authorized: 5,000 shares; Issued and outstanding:
Series B Convertible Preferred Stock — 4 shares and 5 shares at December 31, 2020 and 2019, respectively
Common stock: $0.001 par value; 278,000 shares and 139,000 shares authorized at December 31, 2020 and 2019, respectively; 110,190 shares and 83,871 shares issued and outstanding at December 31, 2020 and 2019, respectively	110	84
Additional paid-in capital	1,352,374	1,229,417
Accumulated other comprehensive gain (loss)	273	(2,387)
Accumulated deficit	(1,294,064)	(1,218,824)
Total stockholders’ equity	58,693	8,290
Total liabilities and stockholders’ equity	$353,272	$279,068

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product revenue, net	$39,307	$34,644	$6,812
Other revenue	7,244	575	1,386
Total revenues	46,551	35,219	8,198
Operating expenses:
Cost of sales - product	11,410	10,172	10,934
Cost of sales - amortization of intangible assets	2,500	9,217	10,862
Research and development	28,607	62,331	74,951
Selling, general and administrative	79,256	74,986	64,770
Gain on sale of assets (Note 6)	(6,851)	-	-
Restructuring	-	13,356	-
Total operating expenses	114,922	170,062	161,517
Loss from operations	(68,371)	(134,843)	(153,319)
Other income (expense):
Interest income	1,260	3,370	3,828
Interest expense	(19,062)	(16,977)	(9,338)
Sublease income	7,706	2,619	-
Change in fair value of warrant liability (Note 14)	4,124	(7,500)	-
Other	(897)	731	(70)
Net loss	(75,240)	(152,600)	(158,899)
Preferred stock deemed dividend	-	(3,267)	-
Net loss allocable to common stockholders	$(75,240)	$(155,867)	$(158,899)
Basic net loss per share allocable to common stockholders	$(0.75)	$(2.16)	$(2.55)
Weighted average shares used to compute basic net loss per share allocable to common stockholders	100,753	72,024	62,362
Diluted net loss per share allocable to common stockholders	$(0.78)	$(2.16)	$(2.55)
Weighted average shares used to compute diluted net loss per share allocable to common stockholders	101,504	72,024	62,362

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(75,240)	$(152,600)	$(158,899)
Other comprehensive income (loss), net of tax:
Reclassification of realized gain on available-for-sale securities recognized in interest income	(21)	-	-
Change in unrealized gain (loss) on marketable securities available-for-sale	(20)	140	12
Cumulative foreign currency translation adjustments	2,701	(512)	(1,146)
Total other comprehensive income (loss)	2,660	(372)	(1,134)
Total comprehensive loss	$(72,580)	$(152,972)	$(160,033)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Preferred Stock
	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2017	61,533	$62	-	$-	$1,107,693	$(881)	$(907,325)	$199,549
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	1,204	1	-	-	(524)	-	-	(523)
Issuance of common stock under Employee Stock Purchase Plan	125	-	-	-	594	-	-	594
Stock compensation expense	-	-	-	-	23,478	-	-	23,478
Total other comprehensive loss	-	-	-	-	-	(1,134)	-	(1,134)
Net loss	-	-	-	-	-	-	(158,899)	(158,899)
Balances at December 31, 2018	62,862	$63	-	$-	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance of common stock upon exercise of stock options and restricted stock awards, net	975	1	-	-	1	-	-	2
Issuance of common stock under Employee Stock Purchase Plan	122	-	-	-	565	-	-	565
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 14)	19,912	20	-	-	60,093	-	-	60,113
Issuance of Series B Convertible Preferred Stock, net of issuance costs, in conjunction with an underwritten public offering (see Note 14)	-	-	5	-	12,061	-	-	12,061
Stock compensation expense	-	-	-	-	25,456	-	-	25,456
Total other comprehensive loss	-	-	-	-	-	(372)	-	(372)
Net loss	-	-	-	-	-	-	(152,600)	(152,600)
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Conversion of Preferred Stock	700	1	(1)	-	-	-	-	1
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,209	1	-	-	288	-	-	289
Issuance of common stock under Employee Stock Purchase Plan	195	-	-	-	672	-	-	672
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 14)	24,215	24	-	-	108,513	-	-	108,537
Stock compensation expense	-	-	-	-	13,484	-	-	13,484
Total other comprehensive loss	-	-	-	-	-	2,660	-	2,660
Net loss	-	-	-	-	-	-	(75,240)	(75,240)
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(75,240)	$(152,600)	$(158,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,273	8,938	3,621
Amortization of right-of-use assets	2,562	3,375	-
(Gain) loss on disposal of property and equipment and from lease termination	(98)	18	98
Amortization of premiums (accretion of discounts) on marketable securities	535	(1,462)	(1,559)
Realized gain on available-for-sale securities	(57)	-	-
Change in fair value of warrant liability	(4,124)	7,500	-
Stock compensation expense	13,484	25,456	23,478
Cost of sales - amortization of intangible assets	2,500	9,217	10,862
Non-cash interest expense	2,542	4,973	2,755
Tenant improvements provided by the landlord	1,137	6,999	-
Gain on sale of assets	(6,851)	-	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(13,775)	(5,182)	(2,850)
Inventories, net	(22,357)	(22,310)	(18,710)
Prepaid manufacturing	(29,423)	-	-
Prepaid expenses and other current assets	(1,826)	(1,278)	(2,405)
Other assets	(229)	1,632	(3,706)
Accounts payable	(3,448)	4,848	3,417
Lease liabilities	(2,872)	(2,000)	-
Deferred revenue	38,212	-	-
Accrued and other liabilities	2,804	(9,376)	12,597
Net cash used in operating activities	(92,251)	(121,252)	(131,301)
Investing activities
Acquisition of technology licenses	(7,000)	(7,000)	(11,000)
Purchases of marketable securities	(201,786)	(215,191)	(213,804)
Proceeds from maturities and redemptions of marketable securities	148,565	201,810	284,457
Proceeds from sales of marketable securities	30,910	-	-
Purchases of property and equipment, net	(4,072)	(22,401)	(4,187)
Proceeds from sale of assets, net of transaction costs	6,851	-	-
Net cash (used in) provided by investing activities	(26,532)	(42,782)	55,466
Financing activities
Proceeds from long-term debt, net	-	74,250	99,000
Proceeds from issuances of common stock, net	108,538	65,948	-
Proceeds from issuances of preferred stock, net	-	13,586	-
Proceeds (tax withholding) from exercise of stock options and restricted stock awards, net	289	2	(523)
Proceeds from Employee Stock Purchase Plan	672	565	594
Net cash provided by financing activities	109,499	154,351	99,071
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,494	(184)	(482)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,790)	(9,867)	22,754
Cash, cash equivalents and restricted cash at beginning of year	40,100	49,967	27,213
Cash, cash equivalents and restricted cash at end of year	$32,310	$40,100	$49,967
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$16,541	$12,147	$6,583
Non-cash investing and financing activities:
Non-cash acquisition of technology license	$-	$-	$12,773
Purchases of property and equipment, not yet paid	$361	$2,698	$920
Proceeds allocated to warrant liability at issuance	$-	$7,360	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$40,626	$-

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved by the United States Food and Drug Administration (“FDA”) for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza. We reincorporated in Delaware in 2000.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and those of our wholly-owned subsidiaries, Dynavax GmbH located in Düsseldorf, Germany and Dynavax India LLP in India. All significant intercompany accounts and transactions among the entities have been eliminated from the consolidated financial statements. We operate in one business segment: discovery, development and commercialization of novel vaccines.

Liquidity and Financial Condition

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $165.0 million.

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

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of December 31, 2020, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiaries, Dynavax GmbH and Dynavax India LLP. Accordingly, assets and liabilities denominated in this foreign currency are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity.

As of December 31, 2020 and 2019, the cumulative translation adjustments balance was $0.2 million and $(2.5) million, respectively, primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. For the years ended December 31, 2020, 2019 and 2018, we reported an unrealized gain (loss) of $2.7 million, $(0.5) million and $(1.1) million, respectively. Realized gains and losses resulting from currency transactions are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, we reported a (loss) gain of $(0.8) million, $0.2 million and $0.3 million, respectively, resulting from currency transactions in our consolidated statements of operations.

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

During the years ended December 31, 2020, 2019 and 2018, 77%, 100% and 83%, respectively, of our revenues were earned in the United States. As of December 31, 2020 and 2019, 57% and 62%, respectively, of our long-lived assets were located in the United States and the remaining long-lived assets were located in Germany.

Our source of product revenue consists of sales of HEPLISAV-B and CpG 1018.

We sell HEPLISAV-B to a limited number of wholesalers and specialty distributors in the U.S. All of our HEPLISAV-B revenue is from these customers. For the years ended December 31, 2020, 2019 and 2018, our three largest customers collectively represented approximately 61%, 62% and 68% of our HEPLISAV-B product revenue, respectively. All of our CpG 1018 sales were outside the U.S.

As of December 31, 2020 and 2019, our three largest customers collectively represented approximately 86% and 76% of our HEPLISAV-B trade receivable balance.

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out (“FIFO”), basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the year ended December 31, 2020 and 2019, there were no inventory reserves recognized. During 2018, we recorded $1.0 million in inventory reserves, which is included in cost of sales – product.

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

HEPLISAV-B was approved by the FDA on November 9, 2017, at which time we began to capitalize inventory costs associated with the vial presentation of HEPLISAV-B. In March 2018, we received regulatory approval of the pre-filled syringe (“PFS”) presentation of HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch, were charged to research and development expense in the period incurred as there was no alternative future use. Prior to regulatory approval of PFS, costs associated with resuming operating activities at the Düsseldorf manufacturing facility were also included in research and development expense. Subsequent to regulatory approval of PFS, costs associated with resuming manufacturing activities at the Düsseldorf facility were included in cost of sales – product, until commercial production resumed in mid-2018 at which time these costs were recorded as raw materials inventory.

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

Goodwill

Our goodwill balance relates to our April 2006 acquisition of Dynavax GmbH. Goodwill represents the excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. In performing its goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, we will proceed to perform a test for goodwill impairment. The first step involves comparing the estimated fair value of the related reporting unit against its carrying amount including goodwill. If the carrying amount exceeds the fair value, the amount by which the carrying amount exceeds the reporting unit’s fair value is recorded as a charge in the consolidated statements of operations. We determined that we have only one operating segment and there are no components of that operating segment that are deemed to be separate reporting units such that we have one reporting unit for purposes of our goodwill impairment testing. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. No impairment has been identified for the years presented.

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

Product Revenue, Net – HEPLISAV-B

We sell HEPLISAV-B to a limited number of wholesalers and specialty distributors in the U.S. (collectively, our “Customers”). Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one-year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. We evaluate our estimates of variable considerations including, but not limited to, product returns, chargebacks and rebates, periodically or when there is an event or change in circumstances that may indicate that our estimates may change. During the fourth quarter of 2020, based on an analysis of historical product returns and customer ordering patterns, we decreased our returns reserve resulting in an increase in HEPLISAV-B product revenue, net of approximately $0.8 million. There were no material adjustments to these estimates for the years ended December 31, 2019 and 2018.

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

Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

Collaboration and Manufacturing Service Revenue

We have entered into collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer. Collaboration and manufacturing service revenue is included in other revenue in our consolidated statements of operations.

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

Based on our review, we concluded that it was more likely than not that we would not be able to realize the benefit of our domestic and foreign deferred tax assets in the future. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will not generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Therefore, we have maintained a full valuation allowance on our deferred tax assets as of December 31, 2020 and 2019. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

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

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For public business entities, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2019. Furthermore, the one-time determination of whether an entity is eligible to be a smaller reporting company shall be based on an entity’s most recent determination as of November 15, 2019, in accordance with SEC regulations. Because we were a smaller reporting company based on the most recent determination as of November 15, 2019, this ASU and its subsequent updates, will be effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Accounting Standards Update 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. The ASU is effective for annual periods beginning after December 15, 2020 with early adoption permitted. We adopted this ASU on January 1, 2021 and the adoption of this standard did not have a material impact on our consolidated financial statements.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the years ended December 31, 2020 and 2019.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets
Money market funds	$23,128	$-	$-	$23,128
U.S. treasuries	-	32,579	-	32,579
U.S. government agency securities	-	40,321	-	40,321
Corporate debt securities	-	61,063	-	61,063
Total assets	$23,128	$133,963	$-	$157,091
Liabilities
Warrant liability	$-	$-	$10,736	$10,736

	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets
Money market funds	$27,854	$-	$-	$27,854
U.S. treasuries	-	6,517	-	6,517
U.S. government agency securities	-	51,273	-	51,273
Corporate debt securities	-	61,373	-	61,373
Total assets	$27,854	$119,163	$-	$147,017
Liabilities
Warrant liability	$-	$-	$14,860	$14,860
Sublicense liability	-	-	6,948	6,948
Total liabilities	$-	$-	$21,808	$21,808

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

As of December 31, 2020, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	5,841,250
Expected term	1.1 years
Expected volatility	1.0
Risk-free interest rate	0.1%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for year ended December 31, 2020 and 2019 (in thousands):

Balance at December 31, 2018	$-
Fair value of warrant liability at issuance date	7,360
Increase in estimated fair value of warrant liability upon revaluation	7,500
Balance at December 31, 2019	$14,860
Decrease in estimated fair value of warrant liability upon revaluation	(4,124)
Balance at December 31, 2020	$10,736

4.	Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31
	2020	2019	2018
Cash and cash equivalents	$32,073	$39,884	$49,348
Restricted cash	237	216	619
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$32,310	$40,100	$49,967

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements. See Note 9.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2020
Cash and cash equivalents:
Cash	$7,945	$-	$-	$7,945
Money market funds	23,128	-	-	23,128
Corporate debt securities	1,000	-	-	1,000
Total cash and cash equivalents	32,073	-	-	32,073
Marketable securities available-for-sale:
U.S. treasuries	32,548	31	-	32,579
U.S. government agency securities	40,313	14	(6)	40,321
Corporate debt securities	60,071	3	(11)	60,063
Total marketable securities available-for-sale	132,932	48	(17)	132,963
Total cash, cash equivalents and marketable securities	$165,005	$48	$(17)	$165,036
December 31, 2019
Cash and cash equivalents:
Cash	$4,038	$-	$-	$4,038
Money market funds	27,854	-	-	27,854
Corporate debt securities	7,992	-	-	7,992
Total cash and cash equivalents	39,884	-	-	39,884
Marketable securities available-for-sale:
U.S. treasuries	6,511	6	-	6,517
U.S. government agency securities	51,235	50	(12)	51,273
Corporate debt securities	53,353	28	-	53,381
Total marketable securities available-for-sale	111,099	84	(12)	111,171
Total cash, cash equivalents and marketable securities	$150,983	$84	$(12)	$151,055

The maturities of our marketable securities available-for-sale are as follows (in thousands):

.	December 31, 2020
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$122,156	$122,181
Mature after one year through two years	10,776	10,782
	$132,932	$132,963

For the year ended December 31, 2020, there were gross realized gains on investments of $0.1 million and no gross realized losses. There were no gross realized gains or losses on investments for each of the year ended December 31, 2019 and 2018. Realized gains are included in interest income in the consolidated statements of operations. All investments with unrealized losses at December 31, 2020 have been in a loss position for less than twelve months. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis. To date, there have been no declines in fair value that have been identified as other than temporary.

5.	Inventories, net

The following table presents inventories, net (in thousands):

	December 31
	2020	2019
Raw materials	$25,121	$15,198
Work-in-process	30,293	22,890
Finished goods	8,275	3,244
Total	$63,689	$41,332

As of December 31, 2020, prepaid manufacturing on the consolidated balance sheets represents prepayments totaling $29.4 million made to a third-party manufacturer to produce CpG 1018 to fulfil our collaborators’ orders which we expect to be utilized in the manufacturing process and/or sold within the next twelve months. See Note 10.
6.	Intangible Assets, net

Intangible assets are related to certain capitalized milestone and sublicense payments. The following table presents intangible assets (in thousands):

	December 31,
	2020	2019
Intangible assets	$19,773	$19,773
Less accumulated amortization	(19,773)	(17,273)
Total	$-	$2,500

We recorded cost of sales - amortization of intangible assets related to capitalized sublicense payments to Merck, Sharp & Dohme Corp. (“Merck”) that we capitalized upon FDA approval of HEPLISAV-B in November 2017. See Note 10. Cost of sales – amortization of intangible assets for the year ended 2020 and 2019 was $2.5 million and $9.2 million, respectively. At December 31, 2020, intangible assets related to Merck has been fully amortized. No impairment of intangible assets has been identified during the years presented.

Sale of SD-101 Program

In May 2019, we announced a strategic restructuring to focus on our vaccine business and curtail our investment in our immuno-oncology programs. In July 2020, we sold assets related to our immuno-oncology compound, SD-101, which included intellectual property, clinical and non-clinical data, regulatory filings, clinical supply inventory and certain contracts to Surefire Medical Inc. d/b/a TriSalus Life Sciences (“TriSalus”). Pursuant to the Asset Purchase Agreement, we received $5 million upon closing of the transaction and $4 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound. In connection with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we paid $2.5 million to Holdings in August 2020. See Note 9.

For the year ended December 31, 2020, we recognized a gain on sale of SD-101 assets of $6.9 million, based on the amount of consideration received, net of any transaction costs. The $2.5 million payment to Holdings was included in selling, general and administrative expense in our consolidated statement of operations.

7.	Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2020	2019
Manufacturing equipment	5-14	$13,884	$11,484
Lab equipment	5-13	2,888	2,522
Computer equipment	3	5,255	5,009
Furniture and fixtures	3-13	2,510	1,934
Leasehold improvements	2-12	28,417	24,724
Assets in progress		1,024	4,336
		53,978	50,009
Less accumulated depreciation and amortization		(23,411)	(17,987)
Total		$30,567	$32,022

Depreciation and amortization expense on property and equipment was $4.3 million, $8.9 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in depreciation and amortization expense for the year ended December 31, 2019 was accelerated depreciation of $3.0 million related to certain long-lived assets. See Note 17.

8.	Current Accrued Liabilities and Accrued Research and Development

Current accrued liabilities and accrued research and development consist of the following (in thousands):

	December 31,
	2020	2019
Payroll and related expenses	$8,684	$6,653
Revenue reserve accruals	6,040	3,893
Third party research expenses	1,963	2,308
Third party development expenses	842	505
Restructuring liability	-	675
Other accrued liabilities	4,375	4,888
Total	$21,904	$18,922

9.	Commitments and Contingencies

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

On September 17, 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we are entitled to a tenant improvement allowance of up to $8.3 million, of which $8.1 million was received through December 31, 2020. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our December 31, 2020 and 2019 consolidated balance sheets primarily relate to the Horton Street Master Lease.

In connection with the organizational restructuring in May 2019 (see Note 17), we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease will continue until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. For the years ended December 31, 2020 and 2019, we recognized $7.7 million and $2.6 million, respectively of sublease income included in other income (expense) in our consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord is shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease expense	$6,267	$6,886	$3,953

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019 was $6.9 million and $5.5 million, respectively and were included in change in lease liabilities in our consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,247	$3,039
Long-term portion of lease liabilities	34,789	37,845
Total operating lease liabilities	$38,036	$40,884

At December 31, 2020, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2021	$5,201	$6,942
2022	5,357	6,268
2023	5,518	5,403
2024	5,684	5,547
2025	5,854	5,696
Thereafter	33,742	30,760
Total	$61,356	60,616
Less:
Present value adjustment		(22,580)
Total		$38,036

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term	9.1 years	9.7 years
Weighted average discount rate	10.1%	10.1%

Commitments

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through December 31, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans. Included in our total contractual obligations of $188.1 million is the principal amount of $175.0 million, paid-in-kind interest of $5.9 million and the backend facility fee of $7.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. See Note 11.

As of December 31, 2020, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 and for clinical research totaled $21.7 million.

During 2004, we also established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through December 31, 2020 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2020 and 2019.

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

We also rely on and have entered into agreements with research institutions, contract research organizations and clinical investigators as well as clinical material manufacturers. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period. As of December 31, 2020, our non-cancelable obligation for services and materials provided by these organizations totaled $0.3 million.

We provided $0.1 million of guarantee as of December 31, 2020 in the form of a surety bond issued to support a certain license which requires a surety bond to ensure our compliance with a certain state’s requirements. We would only be liable for any penalty of up to the guaranteed amount in the event of a non-compliance, of which the probability is remote.

In conjunction with our agreement with Holdings in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. In July 2020, we sold assets related to our SD-101 compound to TriSalus. See Note 6. We paid $2.5 million to Holdings in August 2020. We are obligated to pay Holdings 50% of the contingent pre-commercialization milestone payments that we may receive under the Asset Purchase Agreement. No liability has been recorded under this agreement as of December 31, 2020.

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

10.	Collaborative Research, Development and License Agreements

Coalition for Epidemic Preparedness Innovations

In September 2020, we entered into a Reservation Agreement for the Provision of Goods (the “Reservation Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) to make available specified quantities of CpG 1018 adjuvant, for purchases at certain prices, to CEPI and its COVID-19 vaccine development partners (“CEPI Partners”). Payments received under the Reservation Agreement are considered an exchange for our CpG 1018 adjuvant which is an output of our ordinary activities. As such, we account for the arrangement under the scope of ASC 606. Payments are recorded as deferred revenue and recognized as revenue in the period when we satisfy our performance obligation to deliver CpG 1018 ordered or when CEPI’s right to place an order expires. Pursuant to the Reservation Agreement, we received $6.3 million from CEPI in September 2020 for production scale-up and a fourth quarter 2020 reservation fee.

In October 2020, CEPI terminated the Reservation Agreement and its right to place an order expired. Therefore, we recognized $6.3 million as other revenue in the fourth quarter of 2020.

Valneva SE

In April 2020, we entered into a Collaboration Agreement, as amended, with Valneva Scotland Limited (“Valneva”) to provide CpG 1018 adjuvant for use in the development of Valneva’s COVID-19 vaccine candidate. Then, in July 2020, we entered into a Clinical Collaboration Agreement, as amended, to provide additional quantities of CpG 1018 adjuvant. In September 2020, we entered into a Supply Agreement (“Supply Agreement”) with Valneva to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the commercialization of Valneva's COVID-19 vaccine candidate.

We concluded that the Collaboration Agreement and the Supply Agreement were entered into at or near the same time, with the same customer and were negotiated as a package with a single commercial objective, that is the provision of CpG 1018 adjuvant to Valneva. Therefore, the Collaboration Agreement and the Supply Agreement should be combined and accounted for as a single arrangement.

Pursuant to our supply agreement with Valneva, in the fourth quarter of 2020, we received payments from Valneva totaling $20.0 million and issued an invoice to Valneva for $17.1 million for advanced payment to purchase specified quantities of CpG 1018 adjuvant in the first half of 2021. We recorded the total amount of $37.1 million as deferred revenue in our consolidated balance sheets as of December 31, 2020.

Bill & Melinda Gates Foundation Grant Agreement

In July 2020, we entered into a grant agreement (the "Grant Agreement") with Bill & Melinda Gates Foundation (“BMGF”), under which we were awarded a grant of up to $3.4 million to scale up production of our CpG 1018 adjuvant to support the global COVID-19 response (the “Project”) and we received $1.2 million of the grant from BMGF which we accounted for as deferred revenue in our consolidated balance sheets at December 31, 2020. Any grant funds, plus any income, that have not been used for, or committed to, the Project must be returned promptly to BMGF upon expiration or termination of the Grant Agreement.

We and BMGF had also planned to execute a Global Access and Strategy/Commitment Agreement (“GASC Agreement”) in connection with the Grant Agreement. Upon execution of the GASC Agreement, we would receive the remaining $2.2 million in grant funding. As of February 25, 2021, the GASC Agreement has not been executed and if it is not executed we will not receive the remaining grant funding.

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the years ended December 31, 2020, 2019 and 2018, we recognized collaboration revenue of $0.9 million, $0.1 million and $1.4 million, respectively.

Merck, Sharp & Dohme Corp.

In February 2018, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with Merck. The Sublicense Agreement grants us, under certain non-exclusive U.S. patent rights controlled by Merck which relate to recombinant production of hepatitis B surface antigen, the right to manufacture, use, offer for sale, sell and import HEPLISAV-B in the United States and includes the right to grant further sublicenses. Under the terms of the Sublicense Agreement, we were obligated to pay $21.0 million in three installments. The first, second and third installment of $7.0 million each was paid in February 2018, 2019 and 2020, respectively. The Sublicense Agreement expired in April 2020, at which time the license became perpetual, irrevocable, fully paid-up and royalty free. As of December 31, 2020, the intangible asset has been fully amortized. At December 31, 2019, the intangible asset, net balance was $2.5 million. See Note 6.
11.	Long-Term Debt

Long-Term Debt

On February 20, 2018, we entered into a $175.0 million Loan Agreement with CRG Servicing LLC (“CRG”). Net proceeds under the Loan Agreement were $173.3 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At December 31, 2020, the effective interest rate was 10.3%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through December 31, 2020, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $180.9 million, net of debt discount of $1.1 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

In August 2019, we entered into a second amendment to the Loan Agreement (the “Second Amendment”). The Second Amendment amended the annual net sales threshold for sales of HEPLISAV-B, revising the twelve-month measurement periods from beginning on January 1 of each year to beginning on July 1 of each year and ending on June 30, 2023. The Second Amendment also revised the fee payable upon partial prepayment or at maturity of the Term Loans from 3% to 4% of the aggregate principal amounts.

In November 2020, we entered into a third amendment to the Loan Agreement (the “Third Amendment”). The Third Amendment modified the annual net sales threshold requirement to include sales of CpG 1018 and removed the annual net sales threshold requirement for the twelve-month period beginning July 1, 2020 and ending on June 30, 2021.

The obligations under the Loan Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Company and any future subsidiary guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by the Company and such future subsidiary guarantors (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, to 65% of the capital stock of such subsidiaries, subject to certain exceptions). The obligations under the Loan Agreement will be guaranteed by each of the Company’s future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions). The Loan Agreement contains customary covenants and requires us to comply with a $15.0 million daily minimum combined cash and investment balance covenant and a twelve-month period revenue requirement starting on July 1, 2019 for sales of HEPLISAV-B and CpG 1018.

We recorded $19.1 million, $16.5 million and $8.8 million of interest expense related to the Term Loans during the year ended December 31, 2020, 2019 and 2018, respectively.

12.	Revenue Recognition

Our product revenue, net consisted of the following:

	Year Ended
	December 31
	2020	2019	2018
HEPLISAV-B	$36,030	$34,644	$6,812
CpG 1018	3,277	-	-
Total	$39,307	$34,644	$6,812

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the year ended December 31, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Year ended December 31, 2020:
Accounts receivable reserves(1)	$2,701	$11,417	$(11,282)	$2,836
Revenue reserve accruals(2)	$3,893	$6,694	$(4,547)	$6,040
Year ended December 31, 2019:
Accounts receivable reserves(1)	$1,272	$11,042	$(9,613)	$2,701
Revenue reserve accruals(2)	$1,033	$6,632	$(3,772)	$3,893

(1)	Reserves are for chargebacks, discounts and other fees.
(2)	Accruals are for returns, rebates and other fees
13.	Net Loss Per Share

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

	Year Ended
	December 31,
	2020	2019	2018
Numerator
Net loss	$(75,240)	$(152,600)	$(158,899)
Preferred stock deemed dividend	-	(3,267)	-
Net loss allocable to common stockholders, basic	(75,240)	(155,867)	(158,899)
Removal of change in fair value of warrant liability	(4,124)	-	-
Net loss allocable to common stockholders, diluted	$(79,364)	$(155,867)	$(158,899)
Denominator
Weighted average shares used to compute net loss allocable to common stockholders per share, basic	100,753	72,024	62,362
Effect of dilutive warrants	751	-	-
Weighted average shares used to compute net loss allocable to common stockholders per share, diluted	101,504	72,024	62,362

The following were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive:

	December 31,
	2020	2019	2018
Outstanding securities not included in diluted net loss per share calculation (in thousands):
Stock options and stock awards	10,299	9,789	7,344
Series B Convertible Preferred Stock (as converted to common stock)	4,140	4,840	-
Warrants (as exercisable into common stock)	-	5,841	-

14.	Common Stock

Common Stock Outstanding

As of December 31, 2020, there were 110,189,859 shares of our common stock outstanding.

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

Investment funds associated with Bain Capital Life Sciences Investors, LLC (Bain Capital Life Sciences) purchased approximately $35.0 million of common stock, Series B Preferred Stock and warrants in this Offering at the public offering price. Pursuant to the Offering, (i) Bain Capital Life Sciences Fund, L.P. purchased 6,826,266 shares of common stock, 3,756 shares of Series B Preferred Stock and warrants to purchase 2,645,566 shares of common stock for a total purchase price of approximately $31.7 million and (ii) BCIP Life Sciences Associates, L.P. purchased 698,734 shares of common stock, 384 shares of Series B Preferred Stock and warrants to purchase 270,684 shares of common stock for a total purchase price of approximately $3.2 million (together, “Bain Life Sciences Funds”). Bain Capital Life Sciences is the general partner of Bain Life Sciences Funds. The participation by these investors was on the same terms as the other investors in the Offering.

Following the offering, Andrew A. F. Hack, M.D., Ph.D and Managing Director of Bain Capital Life Sciences (a related party), was appointed to our board of directors.

On March 11, 2020, we entered into a warrant exchange agreement with Bain Life Sciences Funds pursuant to which we agreed that we would, upon future notice from Bain Life Sciences Funds, exchange all or a portion of the common stock warrants held by Bain Life Sciences Funds for warrants to purchase a new Series C convertible preferred stock (“Series C Warrants”). Each share of Series C convertible preferred stock would be convertible into 1,000 shares of common stock, with a conversion price of $4.50 and would have substantially identical rights to our Series B Preferred Stock. As of December 31, 2020, Bain Life Sciences Funds have not exercised their rights to exchange common stock warrants with Series C Warrants.

In May 2020, we completed an underwritten public offering of 16,100,000 shares of our common stock, par value $0.001 per share, including 2,100,000 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriters. All of the shares were offered at a price to the public of $5.00 per share. The net proceeds to us from this offering were approximately $75.4 million, after deducting the underwriting discount and other offering expenses payable by us. Bain Life Sciences Funds purchased 1,000,000 shares of common stock in the underwritten public offering. The participation by Bain Life Sciences Funds was on the same terms as the other investors in the offering.

For year ended December 31, 2020, we sold 8,005,467 shares of our common stock and received net cash proceeds of $32.3 million pursuant to a 2017 At Market Sales Agreement (“2017 ATM Agreement”) with Cowen and Company, LLC (“Cowen”) that terminated in August 2020.

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen, under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. For the year ended December 31, 2020, we received net cash proceeds of $0.8 million resulting from sales of 109,176 shares of our common stock pursuant to the 2020 ATM Agreement. As of December 31, 2020, we had $149.1 million remaining under the 2020 ATM Agreement. Subsequent to December 31, 2020 and through February 22, 2021, we sold 2,299,952 shares of common stock for net proceeds of $22.7 million under the 2020 ATM Agreement.

Preferred Stock Outstanding

As of December 31, 2020, there were 4,140 shares of Series B Preferred Stock outstanding.

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

Warrants

As of December 31, 2020, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of December 31, 2020 (in thousands)
August 12, 2019	5,841	February 12, 2022	$4.50	5,841

In February 2021, 750,000 of our common stock warrants were exercised.

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

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will recognized as other income (expense) in the consolidated statements of operations. At December 31, 2020 and 2019, the estimated fair value of warrant liability was $10.7 million and $14.9 million, respectively. For the year ended December 31, 2020, we recognized $4.1 million decrease in the estimated fair value of warrant liability as income in other income (expense) in our consolidated statements of operations. For the year ended December 31, 2019, we recognized $7.5 million increase in the estimated fair value of warrant liability as a loss in other income (expense) in our consolidated statements of operations.

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

In January 2021, we adopted the Dynavax Technologies Corporation 2021 Inducement Award Plan, pursuant to which we reserved 1,500,000 shares of common stock for issuance under the plan to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company.

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of December 31, 2020, there were 8,349,853 shares of common stock reserved for issuance under the Amended 2018 EIP.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	8,006	$13.86
Options granted	2,003	5.76
Options exercised	(72)	4.20
Options cancelled:
Options forfeited (unvested)	(356)	7.24
Options expired (vested)	(1,076)	19.75
Balance at December 31, 2020	8,505	$11.57	4.25	$616
Vested and expected to vest at December 31, 2020	8,314	$11.69	4.21	$607
Exercisable at December 31, 2020	5,551	$14.13	3.35	$516

The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $26,000 and $0.2 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $13.8 million, $19.5 million and $8.1 million, respectively.

Our non-vested stock awards are comprised of restricted stock units granted with performance and time-based vesting criteria. A summary of the status of non-vested restricted stock units as of December 31, 2020, and activities during 2020 are summarized as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2019	1,784	$9.16
Granted	1,412	5.64
Vested	(1,139)	8.18
Forfeited	(263)	7.68
Non-vested as of December 31, 2020	1,794	$7.23

Stock-based compensation expense related to restricted stock units was approximately $4.9 million for the year ended December 31, 2020. The aggregate intrinsic value of the restricted stock units outstanding as of December 31, 2020, based on our stock price on that date, was $8.0 million.

The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $4.9 million, $7.9 million and $19.4 million, respectively.

Stock-Based Compensation

Under our stock-based compensation plans, option awards generally vest over a three-year or four-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). The Company has also granted performance-based equity awards to certain of our employees. As of December 31, 2020, approximately 117,000 shares underlying stock options and approximately 247,000 restricted stock unit awards with performance-based vesting criteria were outstanding. None of the awards with performance-based vesting criteria were deemed probable as of December 31, 2020. We recognized stock-based compensation expense for awards with performance-based vesting criteria during the years ended December 31, 2020, 2019 and 2018 of $0.1 million, $0.5 million and $1.9 million, respectively.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation model and the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Weighted-average fair value	$3.91	$4.58	$10.75	$2.82	$2.72	$8.30
Risk-free interest rate	1.0%	2.1%	2.5%	0.9%	1.9%	2.4%
Expected life (in years)	4.5	4.5	4.2	1.2	1.2	1.3
Expected Volatility	0.9	0.9	0.8	0.7	0.7	1.1

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

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods. For equity awards with performance-based vesting criteria, the fair value is amortized to expense when the achievement of the vesting criteria becomes probable. Stock-based compensation for the year ended December 31, 2020 included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020. Stock-based compensation cost for the year ended December 31, 2019 includes incremental cost of $4.1 million for accelerated vesting of stock awards and extension of exercise period of stock options in connection with the retirement of our Chief Executive Officer. See Note 17.

We recognized the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2020	2019	2018
Employees and directors stock-based compensation expense	$13,484	$25,456	$23,478

	Year Ended December 31,
	2020	2019	2018
Research and development	$1,000	$8,058	$9,604
Selling, general and administrative	9,585	10,224	11,761
Cost of sales - product	619	1,088	1,354
Inventory	2,280	1,964	759
Restructuring	-	4,122	-
Total	$13,484	$25,456	$23,478

As of December 31, 2020, the total unrecognized compensation cost related to non-vested stock options and awards deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $15.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. Additionally, as of December 31, 2020, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $1.2 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Purchase Plan”) provides for the purchase of common stock by eligible employees and became effective on May 28, 2014. On May 31, 2018, our stockholders approved an amendment to the Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance by 600,000 shares. The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the year ended December 31, 2020, employees have acquired 195,334 shares of our common stock under the Purchase Plan and 255,583 shares of our common stock remained available for future purchases under the Purchase Plan.

As of December 31, 2020, the total unrecognized compensation cost related to shares of our common stock under the Purchase Plan amounted to $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 1 year.

16.	Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. The Company’s contribution to the 401(k) Plan was approximately $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

17.	Restructuring

On May 23, 2019, we implemented a strategic organizational restructuring, principally to align our operations around our vaccine business and significantly curtail further investment in our immuno-oncology business. In connection with the restructuring, we reduced our workforce by approximately 80 positions, or approximately 36%, of U.S.-based personnel. Also, in connection with the restructuring, our Chief Executive Officer, also a member of the Board of Directors (the “Board”), submitted notice of his retirement from the Company and the Board, effective August 1, 2019. As of December 31, 2020, we have completed our restructuring activities and all costs have been incurred.

The major components of our restructuring costs are summarized as follows (in thousands):

Components of Restructuring Costs	Restructuring Costs Incurred for the Year Ended December 31, 2019
Severance and other termination benefits	$6,277
Stock-based compensation expense (a)	4,122
Accelerated depreciation	2,957
Total restructuring cost	$13,356

(a)	As a result of accelerated vesting of stock awards and the extension of exercise period of stock options

The outstanding restructuring liabilities are included in accrued liabilities on the consolidated balance sheets. As of December 31, 2020 and 2019, the components of the restructuring liabilities were as follows (in thousands):

Severance and Other Termination Benefits
Balance at December 31, 2018	$-
Severance and other termination benefits	6,277
Cash payments or settlements	(5,602)
Balance at December 31, 2019	$675
Cash payments or settlements	(675)
Balance at December 31, 2020	$-

18.	Income Taxes

Consolidated (loss) income before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$(76,324)	$(154,605)	$(160,032)
Non U.S.	1,084	2,005	1,133
Total	$(75,240)	$(152,600)	$(158,899)

No income tax expense was recorded for the years ended December 31, 2020, 2019 and 2018 due to our full valuation allowance position. The difference between the consolidated income tax benefit and the amount computed by applying the federal statutory income tax rate to the consolidated loss before income taxes was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax benefit at federal statutory rate	$(15,756)	$(32,046)	$(33,366)
State tax	(3,194)	(3,153)	(5,591)
Business credits	(773)	(1,757)	(3,065)
Uncertain tax positions	193	5,426	-
Deferred compensation charges	809	4,600	(1,165)
Change in valuation allowance	19,009	22,715	43,134
Section 162(m) limitation	473	2,439	-
Mark-to-market of warrants	(866)	1,575	-
Other	105	201	53
Total income tax expense	$-	$-	$-

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$224,161	$207,385
Research tax credit carry forwards	28,578	27,883
Accruals and reserves	17,264	17,312
Capitalized research costs	-	256
Other	3,250	2,437
Total deferred tax assets	273,253	255,273
Less valuation allowance	(266,100)	(247,092)
Net deferred tax assets	7,153	8,181
Deferred tax liabilities:
Fixed assets	(275)	(275)
Operating lease right-of-use assets	(6,878)	(7,906)
Total deferred tax liabilities	(7,153)	(8,181)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $19.0 million and $22.3 million for the years ended December 31, 2020 and 2019, respectively, due to an increase in our deferred tax assets.

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $955.0 million, which will begin to expire in the year 2021 and federal research and development tax credits of approximately $22.5 million, which expire in the years 2021 through 2040.

As of December 31, 2020, we had net operating loss carryforwards for California and other states for income tax purposes of approximately $373.2 million, which expire in the years 2021 through 2040, and California state research and development tax credits of approximately $19.8 million, which do not expire.

As of December 31, 2020, we had net operating loss carryforwards for foreign income tax purposes of approximately $6.7 million, which do not expire.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits was $10.6 million and $10.3 million as of December 31, 2020 and 2019, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at December 31, 2019	$(10,322)
Tax positions related to the current year
Additions	(243)
Reductions	-
Tax positions related to the prior year
Additions	-
Reductions	-
Balance at December 31, 2020	$(10,565)

Our policy is to account for interest and penalties as income tax expense. As of December 31, 2020, there was no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event there is a change in ownership, as defined, the annual utilization of such carryforwards could be limited. Based on an analysis under Section 382 of the Internal Revenue Code, completed through December 31, 2018, we experienced ownership changes in 2008, 2009 and 2012 which limit the future use of its pre-change federal net operating loss carryforwards and federal research and development tax credits. We excluded these federal net operating loss carryforwards and federal research and development tax credits that will expire as a result of the annual limitations in the deferred tax assets as of December 31, 2020. A limitation calculation has not been performed with respect to the California net operating loss carryforwards and research and development tax credits and we believe that our ability to use these California net operating loss carryforwards and research and development tax credits in the future may be limited. We have not completed an analysis and a limitation calculation has not been performed subsequent to the period ending December 31, 2018. Due to equity issuances in 2020 and 2019 and changes in ownership of our common stock, we believe that our net operating losses and tax credits in the future may be further limited.

We are subject to income tax examinations for U.S. federal and state income taxes from 2001 forward. We are subject to tax examination in Germany from 2017 forward and in India from 2018 forward.

19.	Subsequent Event

CEPI Agreement

On January 29, 2021, we entered into an agreement (the “Agreement”) with CEPI for the manufacture and reservation of a specified quantity of CpG 1018 (“CpG 1018 Materials”). The Agreement enables CEPI to direct the supply of CpG 1018 Materials to CEPI partner(s). CEPI partner(s) would purchase CpG 1018 Materials under separately negotiated agreements, subject to specified pricing requirements. The Agreement also allows us to sell CpG 1018 Materials to third-parties if not purchased by a CEPI partner within a defined period of time.

In exchange for reserving CpG 1018 Materials, CEPI has agreed to provide an interest-free, unsecured, forgivable loan of up to $99 million (the “Loan Amount”) which is equivalent to the anticipated manufacturing costs of CpG 1018 Materials. The Loan Amount will be funded in part upon the execution of the Agreement, in part upon the exercise of CEPI’s option to reserve additional quantity of CpG 1018 Materials and in part upon the release of CpG 1018 Materials. We are obligated to repay the Loan Amount, on a proportional basis, if and to the extent we receive payment for CpG 1018 Materials reserved under the Agreement. If the vaccine programs pursued by CEPI partner(s) are unsuccessful and no alternative use is found for CpG 1018 Materials reserved under the Agreement, the applicable Loan Amount will be forgiven.

Amendment to CRG Loan Agreement

On January 29, 2021, we entered into a fourth amendment to the Loan Agreement with CRG (the “Fourth Amendment”). The Fourth Amendment amended the Loan Agreement to, among other things, allow us to enter into the Agreement with CEPI and to perform our obligations thereunder.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynavax Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

February 25, 2021

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

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Elections of Directors,” “Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

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

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock	3.3	8-K	November 6, 2008	000-50577
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.9	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.10	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	3.1	8-K	August 8, 2019	001-34207
4.1	Description of Capital Stock					X
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11 above
4.3	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.4	Form of Series B Preferred Stock Certificate	4.3	10-Q	November 7, 2019	001-34207
4.5	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
10.1	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.2+	Employment Agreement, dated July 12, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.3+	Amended and Restated 2014 Employee Stock Purchase Plan	99.4	S-8	June 1, 2016	333-211747
10.4+	Form of Amended and Restated Management Continuity and Severance Agreement between the Company and certain of its executive officers	10.2	10-Q	August 7, 2019	001-34207
10.6+	2017 Inducement Award Plan	10.1	8-K	November 30, 2017	001-34207
10.7†	Commercial Manufacturing and Supply Agreement, dated November 22, 2013, between Company and Baxter Pharmaceutical Solutions LLC	10.33	10-K	March 8, 2018	001-34207
10.8†	Supply Agreement, dated November 2, 2016, between Company and Becton, Dickinson and Company	10.34	10-K	March 8, 2018	001-34207
10.9†	Supply Agreement, dated October 1, 2012, between Company and Nitto Denko Avecia, Inc.	10.35	10-K	March 8, 2018	001-34207
10.10†	Supply Agreement, dated July 27, 2016, between Company and West Pharmaceutical Services, Inc.	10.36	10-K	March 8, 2018	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.11+	Non-Employee Director Compensation Policy	10.2	10-Q	August 6, 2020	001-34207
10.12	Term Loan Agreement, dated as of February 20, 2018 among the Company, certain Lenders party hereto and CRG Servicing LLC, as agent for the Lenders	10.3	10-Q	May 9, 2018	001-34207
10.13+	Amended and Restated 2018 Equity Incentive Plan	10.1	10-Q	August 6, 2020	001-34207
10.14+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207
10.15+	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207
10.16	Office/Laboratory Lease, dated September 17, 2018, between the Company and Emery Station West, LLC	10.1	10-Q	November 6, 2018	001-34207
10.17+	Chief Executive Officer Letter, dated December 13, 2019, between the Company and Ryan Spencer	10.17	10-K	March 11, 2020	001-34207
10.18+	President and Chief Operating Officer Letter, dated December 13, 2019, between the Company and David Novack	10.18	10-K	March 11, 2020	001-34207
10.19+	Form of Indemnification Agreement	10.1	10-Q	November 7, 2019	001-34207
10.20	Sublease, by and between Dynavax Technologies Corporation and MedAmerica, Inc. (d/b/a Vituity), dated July 2, 2019	10.2	10-Q	November 7, 2019	001-34207
10.21	Sublease, by and between Dynavax Technologies Corporation and Zymergen Inc., dated July 12, 2019	10.3	10-Q	November 7, 2019	001-34207
10.22	Amendment No. 2 to Term Loan Agreement and Fee Letter, by and among Dynavax Technologies Corporation, CRG Partners III L.P., CRG Partners III–Parallel Fund “A” L.P. and CRG Servicing LLC	10.4	10-Q	November 7, 2019	001-34207
10.23+	Dynavax Technologies Corporation U.S. Annual Bonus Plan	10.23	10-K	March 11, 2020	001-34207

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
10.24	Registration Rights Agreement, dated March 11, 2020, by and among the Company, Bain Capital Life Sciences Fund, L.P. and BCIP Life Sciences Associates, LP.	99.D	13D/A	March 12, 2020	005-80035
10.25	Warrant Exchange Agreement, dated March 11, 2020, by and among the Company, Bain Capital Life Sciences Fund, L.P. and BCIP Life Sciences Associates, LP	99.E	13D/A	March 12, 2020	005-80035
10.26^	Supply Agreement, dated September 11, 2020, by and among the Company, Valneva Scotland Limited and Valneva Austria GmbH	10.2	10-Q	November 5, 2020	001-34207
10.27+	Amended and Restated Management Continuity and Severance Agreement, dated September 22, 2020, between Michael S. Ostrach and the Company	10.3	10-Q	November 5, 2020	001-34207
10.28	Amendment No. 3 to Term Loan Agreement and Fee Letter, dated November 2, 2020, by and among Company, CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P. and CRG Servicing LLC	10.4	10-Q	November 5, 2020	001-34207
10.29	Sales Agreement, dated August 6, 2020, between the Company and Cowen and Company, LLC	10.3	10-Q	August 6, 2020	001-34207
10.30+	Dynavax Technologies Corporation 2021 Inducement Award Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement.	10.1	8-K	January 12, 2021	001-34207
10.31^	Agreement, dated January 29, 2021 between Company and Coalition for Epidemic Preparedness Innovations					X
10.32	Amendment No. 4 to Term Loan Agreement and Fee Letter, dated January 29, 2021, by and among Company, CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P. and CRG Servicing LLC					X
10.33+	Kelly MacDonald Employment Letter					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL

†	We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Indicates management contract, compensatory plan or arrangement.
^

Certain portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant agrees to furnish supplementally an unredacted copy of any exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment of omitted items.

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

Dynavax Technologies Corporation
By:	/s/ RYAN SPENCER
Ryan Spencer Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2021

By:	/s/ MICHAEL OSTRACH
Michael Ostrach Chief Financial Officer (Principal Financial Officer)

Date: February 25, 2021

By:	/s/ JUSTIN BURGESS
Justin Burgess Controller (Principal Accounting Officer)

Date: February 25, 2021

Signature	Title	Date
/s/ RYAN SPENCER	Chief Executive Officer	February 25, 2021
Ryan Spencer	(Principal Executive Officer)
/s/ MICHAEL OSTRACH	Chief Financial Officer	February 25, 2021
Michael Ostrach	(Principal Financial Officer)
/s/ JUSTIN BURGESS	Controller	February 25, 2021
Justin Burgess	(Principal Accounting Officer)
/s/ ANDREW HACK	Chairman of the Board	February 25, 2021
Andrew Hack, M.D., Ph.D.
/s/ FRANCIS R. CANO	Director	February 25, 2021
Francis R. Cano, Ph.D.
/s/ JULIE EASTLAND	Director	February 25, 2021
Julie Eastland
/s/ DANIEL L. KISNER	Director	February 25, 2021
Daniel L. Kisner, M.D.
/s/ BRENT MACGREGOR	Director	February 25, 2021
Brent MacGregor
/s/ PETER R. PARADISO	Director	February 25, 2021
Peter R. Paradiso
/s/ PEGGY V. PHILLIPS	Director	February 25, 2021
Peggy V. Phillips
/s/ NATALE S. RICCIARDI	Director	February 25, 2021
Natale S. Ricciardi