Form 10-Q
period 2021-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2021-05-06
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 3, 2021, the registrant had outstanding 114,588,212 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, our anticipated market opportunity and level of sales of HEPLISAV-B, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development and commercialization of other vaccines containing our CpG 1018™ adjuvant, including any potential vaccine for COVID-19, our ability to manufacture sufficient supply of CpG 1018 to meet potential future demand in connection with new vaccines, including any potential COVID-19 vaccine, and to meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

•	Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.
•

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell our product or product candidates on commercially reasonable terms.

•

We are subject to ongoing United States Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

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

•

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B or continue to sell significant quantities of CpG 1018, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations.

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

•	Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$79,055	$32,073
Marketable securities available-for-sale	153,619	132,963
Accounts and other receivables, net	83,994	22,661
Inventories, net	68,846	63,689
Prepaid manufacturing	32,642	29,423
Prepaid expenses and other current assets	9,377	9,206
Total current assets	427,533	290,015
Property and equipment, net	30,696	30,567
Operating lease right-of-use assets	25,799	26,583
Goodwill	2,197	2,297
Restricted cash	226	237
Other assets	3,668	3,573
Total assets	$490,119	$353,272
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,154	$3,312
Accrued research and development	2,890	2,805
Accrued liabilities	16,083	19,099
Warrant liability	31,737	10,736
Deferred revenue	52,202	38,212
Other current liabilities	3,356	3,247
Total current liabilities	109,422	77,411
Long-term debt, net of debt discount of $1,016 and $1,094 at March 31, 2021 and December 31, 2020, respectively	179,889	179,811
Long-term deferred revenue	64,350	-
Long-term portion of lease liabilities	33,795	34,789
Other long-term liabilities	2,901	2,568
Total liabilities	390,357	294,579
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:	-	-
Series B Convertible Preferred stock ̶ 4 shares at March 31, 2021 and December 31, 2020	-	-
Common stock: $0.001 par value; 278,000 shares authorized at March 31, 2021 and December 31, 2020; 114,563 shares and 110,190 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	114	110
Additional paid-in capital	1,393,947	1,352,374
Accumulated other comprehensive (loss) gain	(1,126)	273
Accumulated deficit	(1,293,173)	(1,294,064)
Total stockholders’ equity	99,762	58,693
Total liabilities and stockholders’ equity	$490,119	$353,272

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2021	2020
Revenues:
Product revenue, net	$82,885	$10,514
Other revenue	450	405
Total revenues	83,335	10,919
Operating expenses:
Cost of sales - product	24,625	2,354
Cost of sales - amortization of intangible assets	-	2,298
Research and development	7,758	4,653
Selling, general and administrative	22,423	20,926
Total operating expenses	54,806	30,231
Income (loss) from operations	28,529	(19,312)
Other income (expense):
Interest income	47	590
Interest expense	(4,712)	(4,731)
Sublease income	2,022	1,926
Change in fair value of warrant liability (Note 10)	(25,552)	8,610
Other	557	322
Net income (loss)	891	(12,595)
Net income (loss) per share attributable to common stockholders
Basic	$0.01	$(0.15)
Diluted	$0.01	$(0.25)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	112,035	85,477
Diluted	113,469	85,648

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$891	$(12,595)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on marketable securities available- for-sale	(9)	291
Foreign currency translation adjustments	(1,390)	(479)
Total other comprehensive loss	(1,399)	(188)
Total comprehensive loss	$(508)	$(12,783)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended March 31, 2021	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Exercise of warrants	750	1	-	-	7,927	-	-	7,928
Issuance of common stock upon exercise of stock options and restricted stock awards, net	640	-	-	-	387	-	-	387
Issuance of common stock under Employee Stock Purchase Plan	104	-	-	-	383	-	-	383
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 10)	2,879	3	-	-	28,153	-	-	28,156
Stock compensation expense	-	-	-	-	4,723	-	-	4,723
Total other comprehensive loss	-	-	-	-	-	(1,399)	-	(1,399)
Net income	-	-	-	-	-	-	891	891
Balances at March 31, 2021	114,563	$114	4	$-	$1,393,947	$(1,126)	$(1,293,173)	$99,762

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months March 31, 2020	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	728	1	-	-	(2)	-	-	(1)
Issuance of common stock under Employee Stock Purchase Plan	91	-	-	-	311	-	-	311
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 10)	2,909	3	-	-	14,226	-	-	14,229
Stock compensation expense	-	-	-	-	1,778	-	-	1,778
Total other comprehensive loss	-	-	-	-	-	(188)	-	(188)
Net loss	-	-	-	-	-	-	(12,595)	(12,595)
Balances at March 31, 2020	87,599	$88	5	$-	$1,245,730	$(2,575)	$(1,231,419)	$11,824

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$891	$(12,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,106	1,014
Amortization of right-of-use assets	653	634
Gain on disposal of property and equipment and from lease termination	-	(76)
Amortization of premium (accretion of discounts) on marketable securities	221	(87)
Change in fair value of warrant liability	25,552	(8,610)
Stock compensation expense	4,723	1,778
Cost of sales - amortization of intangible assets	-	2,298
Non-cash interest expense	414	1,338
Tenant improvements provided by the landlord	-	908
Changes in operating assets and liabilities:
Accounts and other receivables, net	(61,333)	751
Inventories, net	(5,157)	(6,767)
Prepaid manufacturing	(3,219)	-
Prepaid expenses and other current assets	(171)	(1,000)
Other assets	(95)	43
Accounts payable	(295)	(2,095)
Lease liabilities	(751)	(672)
Deferred revenue	78,340	-
Accrued liabilities and other liabilities	(2,847)	(3,728)
Net cash provided by (used in) operating activities	38,032	(26,866)
Investing activities
Acquisition of technology licenses	-	(7,000)
Purchases of marketable securities	(72,016)	(17,985)
Proceeds from maturities and redemptions of marketable securities	51,130	37,900
Purchases of property and equipment, net	(1,747)	(2,352)
Net cash (used in) provided by investing activities	(22,633)	10,563
Financing activities
Proceeds from issuance of common stock, net	28,156	14,229
Proceeds from exercise of warrants	3,377	-
Proceeds (tax withholding) from exercise of stock options and restricted stock awards, net	387	(1)
Proceeds from Employee Stock Purchase Plan	383	311
Net cash provided by financing activities	32,303	14,539
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(731)	(225)
Net increase (decrease) in cash, cash equivalents and restricted cash	46,971	(1,989)
Cash, cash equivalents and restricted cash at beginning of period	32,310	40,100
Cash, cash equivalents and restricted cash at end of period	$79,281	$38,111
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,296	$3,412
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$411	$408

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza.

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Dynavax GmbH located in Düsseldorf, Germany and Dynavax India LLP in India. All significant intercompany accounts and transactions among these entities have been eliminated from the condensed consolidated financial statements. We operate in one business segment: discovery, development and commercialization of novel vaccines.

Liquidity and Financial Condition

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $232.7 million. As of March 31, 2021, the principal amount of our term loan was $180.9 million, including paid-in-kind interest. The term loan has a maturity date of December 31, 2023, unless earlier prepaid.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2021, we recorded net income of $0.9 million. We incurred net loss of $12.6 million for three months ended March 31, 2020. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of March 31, 2021, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the three months ended March 31, 2021 and 2020.

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

Product Revenue, Net – CpG 1018

We also sell our CpG 1018 adjuvant to our collaboration partners for use in their development and/or commercialization of COVID-19 vaccine. We have determined that our collaboration partners meet the definition of customers under ASC 606. Therefore, we accounted for our CpG 1018 sales under ASC 606. Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product to the customer.

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

Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three months ended March 31, 2021 and 2020, there were no inventory reserves recognized.

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

HEPLISAV-B was approved by the United States Food and Drug Administration (“FDA”) on November 9, 2017, at which time we began to capitalize inventory costs associated with the vial presentation of HEPLISAV-B. In March 2018, we received regulatory approval of the pre-filled syringe (“PFS”) presentation of HEPLISAV-B. Prior to FDA approval of HEPLISAV-B, all costs related to the manufacturing of HEPLISAV-B that could potentially be available to support the commercial launch of our products, were charged to research and development expense in the period incurred as there was no alternative future use. Prior to regulatory approval of PFS, costs associated with resuming operating activities at the Düsseldorf manufacturing facility were also included in research and development expense. Subsequent to regulatory approval of PFS, costs associated with resuming manufacturing activities at the Düsseldorf facility were included in cost of sales – product, until commercial production resumed in mid-2018 at which time these costs were recorded as raw materials inventory.

Recent Accounting Pronouncements

Accounting Standards Update 2019-12

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions and improving consistent application in certain areas of Topic 740. The ASU is effective for annual periods beginning after December 15, 2020 with early adoption permitted. We adopted this ASU on January 1, 2021 and the adoption of this standard did not have a material impact on our consolidated financial statements.

Accounting Standards Update 2020-06

We adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2021 using the modified retrospective method. This ASU simplifies the accounting for convertible instruments and requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. Entities also need to recombine instruments that were previously separated into two units of account if separation is no longer required. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements as there were no outstanding financial instruments that require recombination at January 1, 2021.

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For public business entities, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2019. Furthermore, the one-time determination of whether an entity is eligible to be a smaller reporting company shall be based on an entity’s most recent determination as of November 15, 2019, in accordance with SEC regulations. Because we were a smaller reporting company based on the most recent determination as of November 15, 2019, this ASU and its subsequent updates, will be effective for fiscal years beginning after December 15, 2022. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2021.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets
Money market funds	$71,374	$-	$-	$71,374
U.S. treasuries	-	28,465	-	28,465
U.S. government agency securities	-	47,472	-	47,472
Corporate debt securities	-	77,682	-	77,682
Total assets	$71,374	$153,619	$-	$224,993
Liabilities
Warrant liability	$-	$-	$31,737	$31,737

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets
Money market funds	$23,128	$-	$-	$23,128
U.S. treasuries	-	32,579	-	32,579
U.S. government agency securities	-	40,321	-	40,321
Corporate debt securities	-	61,063	-	61,063
Total assets	$23,128	$133,963	$-	$157,091
Liabilities
Warrant liability	$-	$-	$10,736	$10,736

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

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value. See Note 10. The fair value of the warrant liability is estimated using the Black-Scholes model which requires assumptions such as expected term, expected volatility and risk-free interest rate. These assumptions are subjective and require judgement to develop. Expected term is estimated using the full remaining contractual term of the warrants. We determine expected volatility based on our historical common stock price volatility. The warrant liability is classified as a Level 3 instrument as its value is based on unobservable inputs that are supported by little or no market activity.

As of March 31, 2021, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	5,090,942
Expected term	0.9 year
Expected volatility	1.2
Risk-free interest rate	0.1%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for the three months ended March 31, 2021 (in thousands):

Balance at December 31, 2020	$10,736
Increase in fair value of warrants exercised	3,172
Warrants exercised	(4,551)
Increase in the estimated fair value of warrant liability upon revaluation	22,380
Balance at March 31, 2021	$31,737

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$79,055	$32,073	$37,899	$39,884
Restricted cash	226	237	212	216
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$79,281	$32,310	$38,111	$40,100

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases. See Note 5.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2021
Cash and cash equivalents:
Cash	$7,681	$-	$-	$7,681
Money market funds	71,374	-	-	71,374
Total cash and cash equivalents	79,055	-	-	79,055
Marketable securities available-for-sale:
U.S. treasuries	28,448	17	-	28,465
U.S. government agency securities	47,462	17	(7)	47,472
Corporate debt securities	77,687	8	(13)	77,682
Total marketable securities available-for-sale	153,597	42	(20)	153,619
Total cash, cash equivalents and marketable securities	$232,652	$42	$(20)	$232,674
December 31, 2020
Cash and cash equivalents:
Cash	$7,945	$-	$-	$7,945
Money market funds	23,128	-	-	23,128
Corporate debt securities	1,000	-	-	1,000
Total cash and cash equivalents	32,073	-	-	32,073
Marketable securities available-for-sale:
U.S. treasuries	32,548	31	-	32,579
U.S. government agency securities	40,313	14	(6)	40,321
Corporate debt securities	60,071	3	(11)	60,063
Total marketable securities available-for-sale	132,932	48	(17)	132,963
Total cash, cash equivalents and marketable securities	$165,005	$48	$(17)	$165,036

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2021
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$137,849	$137,877
Mature after one year through two years	15,748	15,742
	$153,597	$153,619

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

There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2021 and 2020. All investments with unrealized losses at March 31, 2021 have been in a loss position for less than twelve months. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis. To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$25,137	$25,121
Work-in-process	20,525	30,293
Finished goods	23,184	8,275
Total	$68,846	$63,689

5. Commitments and Contingencies

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

On September 17, 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we have received tenant improvement allowance totaling $8.1 million through March 31, 2021. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our March 31, 2021 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. Sublease income for the three months ended March 31, 2021 and 2020 were $2.0 million and $1.9 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$1,560	$1,592

Cash paid for amounts included in the measurement of lease liabilities for each of the three months ended March 31, 2021 and 2020 was $1.7 million and was included in change in lease liabilities in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,356	$3,247
Long-term portion of lease liabilities	33,795	34,789
Total operating lease liabilities	$37,151	$38,036

At March 31, 2021, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2021 (remaining)	$3,915	$5,215
2022	5,357	6,240
2023	5,518	5,377
2024	5,684	5,521
2025	5,854	5,670
Thereafter	33,742	30,704
Total	$60,070	58,727
Less:
Present value adjustment		(21,576)
Total		$37,151

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term	9.0 years	9.1 years
Weighted average discount rate	10.1%	10.1%

Commitments

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through March 31, 2021, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans. Included in our total contractual obligations of $188.1 million is the principal amount of $175.0 million, paid-in-kind interest of $5.9 million and the backend facility fee of $7.2 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. See Note 7.

As of March 31, 2021, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 and for clinical research, totaled $90.9 million.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through March 31, 2021 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of March 31, 2021.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. In July 2020, we sold assets related to our SD-101 compound to TriSalus. We paid $2.5 million to Holdings in August 2020. We are obligated to pay Holdings 50% of the contingent pre-commercialization milestone payments that we may receive under the Asset Purchase Agreement. No liability has been recorded under this agreement as of March 31, 2021.

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

6. Collaboration, Development and Supply Agreements

Coalition for Epidemic Preparedness Innovations

In January 2021, we entered into an agreement (the “Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 (“CpG 1018 Materials”). The Agreement enables CEPI to direct the supply of CpG 1018 Materials to CEPI partner(s). CEPI partner(s) would purchase CpG 1018 Materials under separately negotiated agreements. The Agreement also allows us to sell CpG 1018 Materials to third-parties if not purchased by a CEPI partner within a two-year term.

In exchange for reserving CpG 1018 Materials and agreeing to sell CpG 1018 Materials to CEPI partner(s) at pre-negotiated prices, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan of up to $99.0 million (the “Advance Payments”). We are obligated to repay the Advance Payments, in proportion to quantity sold, if and to the extent we receive payments from sales of CpG 1018 Materials reserved under the Agreement. If the vaccine programs pursued by CEPI partner(s) are unsuccessful and no alternative use is found for CpG 1018 Materials reserved under the Agreement, the applicable Advance Payments will be forgiven at the end of the two-year term.

We have determined that the accounting of the Advance Payments is under the scope of ASC 606. The Advance Payments are to cover the costs of manufacture and to reserve CpG 1018 Materials, which is an output of our ordinary activities. As such, the Advance Payments are classified as deferred revenue in our condensed consolidated balance sheets.

In February 2021, we received the first Advance Payment of $45.8 million from CEPI which we recorded as long-term deferred revenue. In March 2021, CEPI executed their option to reserve additional quantity of CpG 1018 Materials. Upon the exercise, we recorded $18.6 million of accounts receivable and long-term deferred revenue. As of March 31, 2021, long-term deferred revenue balance related to CEPI’s Advance Payments was $64.4 million. No revenue was recognized for the three months ended March 31, 2021.

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

Pursuant to the Supply Agreement, we receive advanced payments to purchase specified quantities of CpG 1018 adjuvant which are recorded as deferred revenue until we deliver the product to Valneva. In the first quarter of 2021, we recognized CpG 1018 product revenue, net of $64.9 million, of which $14.2 million was reported as deferred revenue as of December 31, 2020. As of March 31, 2021, deferred revenue related to the Supply Agreement was $51.0 million.

7. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million Loan Agreement with CRG Servicing LLC. Net proceeds under the Loan Agreement were $173.3 million. The Term Loans under the Loan Agreement bear interest at a rate equal to 9.5% per annum. At March 31, 2021, the effective interest rate was 10.3%. At our option, until September 30, 2023, a portion of the interest payments may be paid in kind, and thereby added to the principal. Through March 31, 2021, a portion of our interest was paid in kind, which increased the principal amount of the Term Loans to $180.9 million, excluding debt discount of $1.0 million. The Term Loans have a maturity date of December 31, 2023, unless earlier prepaid. The Term Loans and paid-in-kind interest will be entirely payable at maturity.

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

In January 2021, we entered into a fourth amendment to the Loan Agreement (the “Fourth Amendment”). The Fourth Amendment amended the Loan Agreement to, among other things, allow us to enter into the Agreement with CEPI and to perform our obligations thereunder.

The obligations under the Loan Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) all tangible and intangible assets of the Company and any future subsidiary guarantors, except for certain customary excluded property, and (ii) all of the capital stock owned by the Company and such future subsidiary guarantors (limited, in the case of the stock of certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, to 65% of the capital stock of such subsidiaries, subject to certain exceptions). The obligations under the Loan Agreement will be guaranteed by each of the Company’s future direct and indirect subsidiaries (other than certain non-U.S. subsidiaries of the Company and certain U.S. subsidiaries substantially all of whose assets consist of equity interests in non-U.S. subsidiaries, subject to certain exceptions). The Loan Agreement contains customary covenants and requires us to comply with a $15.0 million daily minimum combined cash and investment balance covenant and a twelve-month period revenue requirement for sales of HEPLISAV-B and CpG 1018.

We recorded $4.7 million of interest expense related to the Term Loans during each of the three months ended March 31, 2021 and 2020.

8. Revenue Recognition

Our product revenue, net consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
HEPLISAV-B	$8,303	$10,514
CpG 1018	74,582	-
Total	$82,885	$10,514

All of our HEPLISAV-B sales were in the U.S. For the three months ended March 31, 2021 and 2020, our three largest Customers collectively represented approximately 75% and 68% of our HEPLISAV-B product revenue, respectively.

All of our CpG 1018 sales were outside the U.S. For the three months ended March 31, 2021, one customer represented approximately 87% of our CpG 1018 product revenue.

The following table summarizes balances and activity in HEPLISAV-B product revenue allowance and reserve categories for the three months ended March 31, 2021 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Three months ended March 31, 2021:
Accounts receivable reserves(1)	$2,836	$1,962	$(2,469)	$2,329
Revenue reserve accruals(2)	$6,040	$1,641	$(1,533)	$6,148

(1)	Reserves are for chargebacks, discounts and other fees.
(2)	Accruals are for returns, rebates and other fees.

9. Net Income (Loss) Per Share

We compute net income (loss) per share of common stock using the two-class method required for participating securities. We consider Series B Preferred Stocks and warrants to be participating securities because holders of such shares have dividend rights in the event of our declaration of a dividend for common shares. Undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income attributable to common stockholders.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of our common stock outstanding.

For the calculation of diluted net income (loss) per share, net income (loss) attributable to common stockholders for basic net income (loss) per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and change in fair value of warrant liability. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the resulting net income (loss) attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.

The numerators and denominators of the basic and diluted net income (loss) per share computations for our common stock are calculated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net income (loss)	$891	$(12,595)
Less: undistributed earnings allocated to participating securities	(70)	-
Net income (loss) attributable to common stockholders, basic	$821	$(12,595)
Less: Removal of change in fair value of warrant liability	-	(8,610)
Net income (loss) attributable to common stockholders, diluted	$821	$(21,205)
Denominator
Weighted average common stock outstanding, basic	112,035	85,477
Effect of dilutive shares:
Stock-based compensation plans	1,434	-
Effect of dilutive warrants	-	171
Weighted average common stock outstanding, diluted	113,469	85,648

The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive.

	March 31,
	2021	2020
Outstanding securities not included in diluted net income (loss) per share calculation (in thousands):
Stock options and stock awards	7,915	11,443
Series B Convertible Preferred Stock (as converted to common stock)	4,140	4,840
Warrants (as exercisable into common stock)	5,091	-
Total	17,146	16,283

10. Common Stock, Preferred Stock and Warrants

Common Stock

As of March 31, 2021, there were 114,563,212 shares of our common stock outstanding.

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

On March 11, 2020, we entered into a warrant exchange agreement with Bain Life Sciences Funds pursuant to which we agreed that we would, upon future notice from Bain Life Sciences Funds, exchange all or a portion of the common stock warrants held by Bain Life Sciences Funds for warrants to purchase a new Series C convertible preferred stock (“Series C Warrants”). Each share of Series C convertible preferred stock would be convertible into 1,000 shares of common stock, with a conversion price of $4.50 and would have substantially identical rights to our Series B Preferred Stock. As of March 31, 2021, Bain Life Sciences Funds have not exercised their rights to exchange common stock warrants with Series C Warrants.

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

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. For the three months ended March 31, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to the 2020 ATM Agreement. As of March 31, 2021, we had $120.5 million remaining under the 2020 ATM Agreement.

Preferred Stock

As of March 31, 2021, there were 4,140 shares of Series B Preferred Stock outstanding.

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

Warrants

In the first quarter of 2021, 750,308 of our common stock warrants were exercised. As of March 31, 2021, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of March 31, 2021 (in thousands)
August 12, 2019	5,091	February 12, 2022	$4.50	5,091

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

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will recognized as other income (expense) in the condensed consolidated statements of operations. At March 31, 2021, the estimated fair value of warrant liability was $31.7 million. For the three months ended March 31, 2021, we recognized the increase in the estimated fair value of warrant liability of $25.6 million as expense in other income (expense) in our condensed consolidated statements of operations.

11. Equity Plans and Stock-Based Compensation

In January 2021, we adopted the Dynavax Technologies Corporation 2021 Inducement Award Plan (“2021 Inducement Plan”), pursuant to which we reserved 1,500,000 shares of common stock for issuance under the plan to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company.

As of March 31, 2021, the 2018 Equity Incentive Plan, as amended, (“Amended 2018 EIP”), the 2021 Inducement Plan and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans. Under the Amended 2018 EIP, the aggregate number of shares of our common stock that may be issued to employees and directors (subject to adjustment for certain changes in capitalization) is 22,517,869.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). Option activity under our stock-based compensation plans during the three months ended March 31, 2021 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2020	8,505	$11.57
Options granted	1,996	9.36
Options exercised	(119)	4.16
Options cancelled:
Options forfeited (unvested)	(171)	7.50
Options expired (vested)	(164)	19.67
Balance at March 31, 2021	10,047	$11.15	4.26	$17,816
Vested and expected to vest at March 31, 2021	9,693	$11.26	4.18	$17,184
Exercisable at March 31, 2021	5,967	$13.44	3.05	$8,975

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2021 was as follows (in thousands except per share amounts):

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	1,794	$7.23
Granted	1,796	9.43
Vested	(533)	8.88
Forfeited	(120)	8.50
Non-vested as of March 31, 2021	2,937	$8.22

We granted performance-based restricted stock unit (“PSU”) to certain executives in February 2021. These PSUs vest upon a specified market condition. The summary of PSU activities for the three months ended March 31, 2021 is as follows:
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	-	$-
Granted	297	8.40
Forfeited	(30)	8.40
Non-vested as of March 31, 2021	267	$8.40

The fair value-based measurement of each option is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of each RSU is determined at the date of grant using our closing stock price. The fair value of each PSU is estimated using the Monte Carlo simulation method on the date of grant. The weighted-average assumptions used in the calculations of these fair value measurements are as follows:

	Stock Options		Market-Based Performance Stock Unit (“PSUs”)
	Three Months Ended		Three Months Ended
	March 31,		March 31, 2021
	2021	2020
Weighted-average fair value per share	$6.72	$3.58	$8.40
Risk-free interest rate	0.5%	1.4%	From 0.03% to 1.92%
Expected life (in years)	4.5	4.5	2.9
Volatility	1.0	0.9	0.9

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$872	$(1,573)
Selling, general and administrative	3,144	2,442
Cost of sales - product	170	136
Inventory	537	773
Total	$4,723	$1,778

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Stock-based compensation for the three months ended March 31, 2020 included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.

12. Subsequent Events

CEPI Amendment

On May 3, 2021, we entered into the first Amendment (the “Amendment”) to the Agreement with CEPI. The Amendment provides for the manufacture and reservation of an additional specified quantity of CpG 1018 adjuvant (the “Extra Reserved Material”) and helps to accelerate the Company’s efforts to further increase its available inventory of CpG 1018 adjuvant. In exchange for the Company’s reserving additional CpG 1018 adjuvant pursuant to the Amendment, in addition to the $99.0 million previously provided under the Agreement, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan in an amount equivalent to the anticipated manufacturing costs of all material reserved by CEPI, which, for the Extra Reserved Material covered by the Amendment, is up to an additional $77.4 million, for a total of CEPI’s  funding under the Agreement of up to $176.4 million. We intend to establish an additional qualified source of supply for CpG 1018 adjuvant, including a portion of the Extra Reserved Material, which is expected to be available for release during the fourth quarter of 2021.

Amendment to CRG Loan Agreement

On May 3, 2021, we entered into a fifth amendment to the Loan Agreement with CRG (the “Fifth Amendment”). The Fifth Amendment amended the Loan Agreement to, among other things, allow us to enter into the Amendment with CEPI and to perform our obligations thereunder.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza.

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

All of our HEPLISAV-B sales are to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the three months ended March 31, 2021, HEPLISAV-B product revenue, net was $8.3 million.

In the third quarter of 2020, we commenced selling our CpG 1018 adjuvant to certain of our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. For the three months ended March 31, 2021, CpG 1018 product revenue, net was $74.6 million.

In January 2021, we entered into an agreement with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018. The agreement enables CEPI to direct the supply of CpG 1018 to CEPI partner(s). In exchange for reserving CpG 1018, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan of up to $99.0 million. If the vaccine programs pursued by CEPI partner(s) are unsuccessful and no alternative use is found for CpG 1018 reserved under the agreement, the applicable advance payments will be forgiven. No revenue was recognized for the three months ended March 31, 2021 under the CEPI agreement.

On May 3, 2021, we entered into the first Amendment (the “Amendment”) to the agreement with CEPI. The Amendment provides for the manufacture and reservation of an additional specified quantity of CpG 1018 adjuvant (the “Extra Reserved Material”) and helps to accelerate our efforts to further increase our available inventory of CpG 1018 adjuvant. In exchange for our reserving additional CpG 1018 adjuvant pursuant to the Amendment, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan in an amount equivalent to the anticipated manufacturing costs of all material reserved by CEPI, which, for the Extra Reserved Material covered by the Amendment, is up to an additional $77.4 million, for a total of CEPI’s  funding under the agreement of up to $176.4 million. We intend to establish an additional qualified source of supply for CpG 1018 adjuvant, including a portion of the Extra Reserved Material, which is expected to be available for release during the fourth quarter of 2021.

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

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. Due to the ongoing COVID-19 global pandemic, most medical centers have restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in March 2020. As states began phasing out restrictions in the middle of 2020, medical centers have been operating under limited capacity or with strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines since the end of the first quarter of 2020, including HEPLISAV-B. This reduced utilization has significantly impacted sales of HEPLISAV-B and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions.

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

Our HEPLISAV-B post-marketing follow-up has been completed. We conducted an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018, concluded in November 2020 and final results were presented in April 2021. The results provided evidence that there is no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B. We expect data from the autoimmune portion of our observational study to be available by the end of 2021.  Our HEPLISAV-B dialysis study was also able to continue, because the dialysis treatment has been classified under “essential travel” exemptions. Final immunogenicity results of our dialysis study were presented in April 2021 and we expect the safety follow up to be completed during the fourth quarter of 2021. However, if the COVID-19 pandemic continues to persist for an extended period of time, we could experience significant disruptions to these or other studies, which could adversely affect our business and growth prospects.

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

We have been actively pursuing opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging our toll-like receptor 9 (“TLR9”) agonist adjuvant, CpG 1018, which is the adjuvant used in our HEPLISAV-B product. In 2020, we announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 can be utilized to enhance the immune response to a coronavirus vaccine. We and our contract manufacturers are developing plans to help scale-up activities to support pandemic-level of production of our CpG 1018 adjuvant, as necessary to support these and any future collaborations. There can be no assurance we will be successful in our efforts to help develop or supply an adjuvanted COVID-19 vaccine.

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

We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2021, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Revenues

Revenues consist of amounts earned from product sales and other revenues. Product revenue, net, includes sales of HEPLISAV-B and CpG 1018 adjuvant.

Revenue from HEPLISAV-B product sales is recorded at the net sales price, which includes estimates of product returns, chargebacks, discounts, rebates and other fees. We sell our CpG 1018 adjuvant to our collaboration partners for use in their development and/or commercialization of COVID-19 vaccine. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.

Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2020 to 2021
Revenues:	2021	2020	$	%
HEPLISAV-B	$8,303	$10,514	$(2,211)	(21)%
CpG 1018	74,582	-	74,582	-
Total product revenue, net	$82,885	$10,514	$72,371	688%
Other revenue	450	405	45	11%
Total revenues	$83,335	$10,919	$72,416	663%

HEPLISAV-B revenue for the three months ended March 31, 2021 decreased, compared to the same period of last year, due to lower sales volume. Adult vaccine utilization (except for COVID-19 vaccines) continued to be impacted in the three months ended March 31, 2021 due to the COVID-19 vaccine rollout.

In the three months ended September 30, 2020, we began selling our CpG 1018 adjuvant to our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. In the three months ended March 31, 2021, we continued to manufacture and ship CpG 1018 pursuant to our supply and collaboration agreements.

Other revenue included grant revenue and collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for pre-filled syringes (“PFS”) of HEPLISAV-B and inventory costs to produce CpG 1018 for our collaboration partners. Our HEPLISAV-B PFS finished goods inventory previously included components for which a portion of the manufacturing costs were expensed to research and development prior to the approval of the PFS presentation by the United States Food and Drug Administration (“FDA”) in March 2018. Substantially all the inventory that was previously expensed to research and development has been sold to customers.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2020 to 2021
Cost of Sales - Product	2021	2020	$	%
HEPLISAV-B	$2,745	$2,354	$391	17%
CpG 1018	$21,880	$-	$21,880	-
Total cost of sales - product	$24,625	$2,354	$22,271	946%

HEPLISAV-B cost of sales-product increased primarily due to higher unit costs as we produce and then sell inventory that reflects the full cost of manufacturing. The increase was partially offset by lower sales volume.

In the three months ended September 30, 2020, we began selling our CpG 1018 adjuvant to our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. In the three months ended March 31, 2021, we continued to manufacture and ship CpG 1018 pursuant to our supply and collaboration agreements.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2020 to 2021
Research and Development:	2021	2020	$	%
Compensation and related personnel costs	$3,202	$2,197	$1,005	46%
Outside services	3,422	3,935	(513)	(13)%
Facility costs	262	94	168	179%
Non-cash stock-based compensation	872	(1,573)	2,445	155%
Total research and development	$7,758	$4,653	$3,105	67%

Compensation and related personnel costs and non-cash stock-based compensation increased primarily due to higher headcount. The increase in compensation and related personnel costs was partially offset by the decrease in business travel due to COVID-19 travel restrictions. In addition, non-cash stock-based compensation in the three months ended March 31, 2020 included reversal of expenses related to cancellation of certain equity grants.

The decrease in outside services was primarily due to the winding down of our immuno-oncology programs.

Total research and development expenses were higher in the three months ended March 31, 2021, due to development activities at our Dusseldorf facility focused on process improvements.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2020 to 2021
Selling, General and Administrative:	2021	2020	$	%
Compensation and related personnel costs	$9,204	$8,300	$904	11%
Outside services	6,588	6,625	(37)	(1)%
Legal costs	486	734	(248)	(34)%
Facility costs	3,001	2,825	176	6%
Non-cash stock-based compensation	3,144	2,442	702	29%
Total selling, general and administrative	$22,423	$20,926	$1,497	7%

Compensation and related personnel costs increased due to higher headcount and an accrual of benefits for a former executive in connection with his retirement, offset by the decrease in business travel due to COVID-19 travel restrictions.

Non-cash stock-based compensation increased due to higher headcount. In addition, non-cash stock-based compensation included reversal of expenses related to cancellation of certain equity grants in the three months ended March 31, 2020.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2020 to 2021
	2021	2020	$	%
Interest income	$47	$590	$(543)	(92)%
Interest expense	$(4,712)	$(4,731)	$(19)	0%
Sublease income	$2,022	$1,926	$96	5%
Change in fair value of warrant liability	$(25,552)	$8,610	$(34,162)	(397)%
Other	$557	$322	$235	73%

Interest income for the three months ended March 31, 2021 decreased, as compared to the same periods in 2020, primarily due to lower yields on our marketable securities portfolio. The change in the fair value of the warrant liability is primarily due to increase in our stock price. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of March 31, 2021, we had $232.7 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of March 31, 2021, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

Pursuant to the CEPI agreement, advanced payments received from CEPI to reserve a specified quantity of CpG 1018 totaling $64.4 million were recorded as long-term deferred revenue in our condensed consolidated balance sheets.

Pursuant to the supply agreement with Valneva Scotland Limited (“Valneva”), we received advanced payments to purchase specified quantities of CpG 1018 adjuvant which were recorded as deferred revenue. As of March 31, 2021, deferred revenue related to the supply agreement totaling $51.0 million was recorded in our condensed consolidated balance sheets

In February 2018, we entered into a term loan agreement with CRG Servicing LLC. At March 31, 2021, the principal amount of the term loan was $180.9 million, excluding debt discount of $1.0 million. The loan and the related unpaid interest and fees are due in December 2023.

For the three months ended March 31, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to a 2020 At Market Sales Agreement with Cowen and Company, LLC (“2020 ATM Agreement”). As of March 31, 2021, we had $120.5 million remaining under the 2020 ATM Agreement.

During the three months ended March 31, 2021, we generated $38.0 million of cash from our operations primarily due to our net income of $0.9 million, of which $32.7 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2020, we used $26.9 million of cash for our operations primarily due to our net loss of $12.6 million, of which $1.7 million consisted of non-cash items which included change in fair value of warrant liability, amortization of intangible assets, stock-based compensation, non-cash interest expense, depreciation and amortization, amortization of right-of-use assets and accretion and amortization on marketable securities. Cash used in our operations during the first three months of 2021 increased by $64.9 million. For the three months ended March 31, 2021, we received an advance payment from CEPI in the amount of $45.8 million which was recorded as deferred revenue. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2021, net cash used in investing activities was $22.6 million, compared to $10.6 million of net cash provided by investing activities in the same period of last year. During the first three months of 2021, net purchases of marketable securities was $20.9 million, compared to $19.9 million of net proceeds from maturities and redemptions of marketable securities in the same period of last year. During the first three months of 2020, we paid $7.0 million of sublicense payment to Merck. Cash used in net purchases of property plant and equipment decreased by $0.6 million during the first three months of 2021 compared to the same period in 2020. The decrease was, primarily, due to the installation of facility improvements in the first three months of 2020.

During the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $32.3 million and $14.5 million, respectively. Cash provided by financing activities for the first three months of 2021 included net proceeds of $28.2 million from our 2020 ATM Agreement and $3.4 million from warrants exercised. Cash provided by financing activities in the first three months of 2020 included net proceeds of $14.2 million from the issuance of common stock under our 2017 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2021, we recorded net income of $0.9 million. We incurred net loss of $12.6 million for three months ended March 31, 2020. We cannot be certain that sales of our products, and the revenue from our other activities will not fall short of our projections or be delayed. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

Contractual Obligations

As of March 31, 2021, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 adjuvant and for clinical research, totaled $90.9 million.

There were no other material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by rules enacted by the Securities and Exchange Commission, and accordingly, no such arrangements are likely to have a current or future effect on our financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements concerning the effect of the COVID-19 pandemic our business, our future efforts to obtain regulatory approval, achieve restructuring goals, advance our collaborations, commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission on February 25, 2021.

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been launched in the United States, and approved in the European Union, and there is significant competition in the marketplace. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of HEPLISAV-B will require significant resources and time and, while Dynavax personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is the company’s first marketed product, the potential uptake of the product in distribution and the timing for growth in sales, if any, is unpredictable and we may not be successful in commercializing HEPLISAV-B. We have never launched a product in the European Union before, and despite the recent European approval of HEPLISAV-B, there can be no certainty that we will succeed in our European launch efforts. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms, or that in a potentially evolving reimbursement environment our efforts may fail to overcome established competition at favorable pricing.

We converted our contracted field sales team into full-time Dynavax employees in the second quarter of 2019. Before then we had not previously employed an in-house field sales team, and thus have limited experience in overseeing and managing an employed salesforce. In addition, retention of capable sales personnel may be more difficult with focus on a single product offering and we must retain our salesforce in order for HEPLISAV-B to establish a commercial presence.

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

In addition, due to the ongoing COVID-19 global pandemic, most medical centers restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in mid-March 2020. As states began phasing out restrictions, medical centers began operating under limited capacity and strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines since the end of the first quarter of 2020, including utilization of HEPLISAV-B. This reduced utilization has significantly impacted sales and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions.

Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Even though we have been granted a marketing authorization in the European Union for HEPLISAV-B we are yet to obtain reimbursements and pricing approval in any European Union Member State. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other European Union Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Any delay in being able to market our products in the European Union or elsewhere will adversely affect our business and financial condition.

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

As we plan for broader commercialization of HEPLISAV-B and for expanded capacity to manufacture our CpG 1018 adjuvant, our financial commitments to increase supply capacity might outpace actual demand for our products.

As we plan to scale up production capabilities for HEPLISAV-B as well as production capabilities for our CpG 1018 advanced adjuvant, to support potential vaccine collaborations and response to COVID-19 and other initiatives, we have been, and in the future will be, required to make significant financial commitments to reserve manufacturing capacity at our contract manufacturing organizations (“CMOs”). Under ordinary circumstances we would make these commitments close in time and with some level of certainty that we have customers making similar commitments to us. Because of long lead times on manufacturing, uncertainty about who will ultimately buy adjuvant from us and in what quantities, if any, as well as the need to book manufacturing capacity in advance, the financial commitments we make to our CMOs to support manufacturing may not be recovered in its entirety, or at all, if our collaborators do not ultimately purchase from us. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. As a result, we could end up making financial commitments that we never recover if demand for the adjuvant does not materialize in the volumes we are expecting, or at all.

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

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.*

A substantial portion of our revenue for the foreseeable future may depend on sales of CpG 1018 adjuvant, which are difficult to predict. We expect that our visibility into future sales of CpG 1018 adjuvant, including volumes, prices and timing, will continue to be limited and could result in significant, unexpected fluctuations in our quarterly and annual operating results.

 Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, sales of CpG 1018 accounted for 90% of our overall revenue, and one customer accounted for 78% of our revenue, during the quarter ended March 31, 2021. If orders from our top customers or the number of CpG 1018 collaborations are reduced or discontinued, our revenue in future periods may materially decrease.  Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects.  Similarly, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others.  Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance.  If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce our CpG 1018 adjuvant for HEPLISAV-B and our pre-filled syringe presentation. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing supplier for CpG 1018 adjuvant, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B and developing and commercializing our product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers or at all.

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

We have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop a vaccine for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant or otherwise are inadequate, we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018 adjuvant.*

As part of our business, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing vaccine development, the results of clinical trials, whether the vaccine will be approved for use, the extent of competition, government actions and whether a vaccine can be successfully commercialized. As a result, these collaborative efforts may not be as successful as we expect, or at all.

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. If a collaborative partner fails to conduct collaborative activities successfully, the development of a vaccine could be delayed, and may not occur at all. We also rely on a single supplier to produce our CpG 1018 adjuvant. If we were unable to maintain our existing supplier for the adjuvant, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines by our third-party collaborators. We or other third parties may not be able to produce sufficient adjuvant at a cost, quantity and quality similar to that available from our current third-party supplier, or at all, and even if we add an additional supplier, there is no guarantee such supplier will be able to manufacture supplemental quantities sufficient to support commercial demand to the extent it materializes and in the timeframes required.

Our adjuvant has no composition of matter patent protection. We have filed patent applications claiming compositions and methods of use of CpG 1018 adjuvant for COVID-19 and other vaccines. In addition, we rely on trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018 adjuvant. If we are unable to adequately obtain or enforce our proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we may not have the ability to prevent others from developing or commercializing a vaccine containing the adjuvant. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

Furthermore, restrictive government actions related to potential waivers of intellectual property rights in the case of national emergencies or in other circumstances, such as imposition of compulsory licenses related to COVID-19 vaccines, as well as other regulatory initiatives, may result in a general weakening of our or our collaborators’ intellectual property protection or otherwise diminish or eliminate our or our collaborators’ ability to realize any commercial benefit from the development of a COVID-19 vaccine containing CpG 1018. This may, in turn, adversely impact the demand for CpG 1018, which would have a material adverse effect on our business, results of operations, and financial condition.

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell our product or product candidates on commercially reasonable terms.

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price, as well as the availability of coverage and adequate reimbursement, from third-party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as we believe private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third-party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLSIAV-B sufficient to achieve profitability, and future acceptance of such pricing.

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

We are subject to ongoing FDA and EMA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018, concluded in November 2020 and final results were presented in April 2021. We are also committed to conducting an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct these studies or complete these studies to the satisfaction of the FDA could result in withdrawal of our BLA approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Similar post-marketing obligations and commitments exist in the European Union. For example, we are required to submit periodic safety update reports, or PSURs, to the EMA and to keep an up to date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPISLAV-B. Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements in the United States and the European Union. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”), good clinical practices (“GCP”), ICH guidelines, and good laboratory practices (“GLP”). If we are not able to meet and maintain regulatory compliance, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.

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

We have generated limited revenue from the sale of products and have incurred losses in each year since we commenced operations in 1996. Our net income for the three months ended March 31, 2021 was $0.9 million and net loss for the three months ended March 31, 2020 was $12.6 million. As of March 31, 2021, we had an accumulated deficit of $1.3 billion.

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

As of March 31, 2021, we had $232.7 million in cash, cash equivalents and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2021, we recorded net income of $0.9 million. We incurred net loss of $12.6 million for three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $1.3 billion. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets outside the U.S. and Europe. Developing, seeking regulatory approval for and marketing our product candidates outside the U.S. could impose substantial costs as well as burdens on our personnel resources in addition to potential diversion of management’s attention from domestic operations. International operations are subject to risk, including:

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

In the event that we determine to pursue commercialization of HEPLISAV-B outside the United States and the European Union, our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, there is the risk that we may not receive approval in one or more jurisdictions.

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

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA (and other regulatory agency) requirements are expensive and time consuming, may take more time to complete than expected or may not be completed, and may not have favorable outcomes if they are completed. In addition, results from smaller, earlier stage clinical studies may not be representative of larger, controlled clinical trials that would be required in order to obtain regulatory approval of a product candidate.

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

In February 2018, we entered into a term loan agreement under which we have borrowed $180.9 million, which includes paid-in-kind interest. The agreement contains covenants that restrict our ability to take various actions, including, among other things, incur additional indebtedness, pay dividends or distributions or make certain investments, create or incur certain liens, transfer, sell, lease or dispose of assets, enter into transactions with affiliates, consummate a merger or sell or otherwise dispose of assets. The agreement also requires us to comply with a daily minimum liquidity covenant and an annual revenue requirement, which is (i) $75 million of product revenue for the period July 1, 2021 through June 30, 2022 and (ii) $100 million of product revenue for the period July 1, 2022 through June 30, 2023. The agreement specifies a number of events of default, some of which are subject to applicable grace or cure periods, including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, and non-payment of material judgments.

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
•

the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, “ACA”) which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There have been executive, legal and political challenges to certain aspects of ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (“BBA”) among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, the value of our products or product candidates will decrease, and we may be unable to realize any commercial benefit from the development of a vaccine containing our CpG 1018 adjuvant.

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

For example, our CpG 1018 adjuvant has no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by method of use patents relating to the use of CpG 1018 in vaccines, and trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018. We have filed patent applications claiming compositions and methods of use of CpG 1018 for COVID-19 and other vaccines, but we cannot provide any assurances that we will receive an issued patent for any of these patent applications or that, if issued, any of these patents will provide adequate protection for any intended use of CpG 1018 in vaccines. If we are unable to adequately obtain patent protection or enforce our other proprietary rights relating to CpG 1018, we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018.

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

•	impact of COVID-19 on our HEPLISAV-B or other product revenue;
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

U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. In 2020 we experienced a cybersecurity incident known as a phishing e-mail scam, and although we do not consider its impact on us to be material, if we are unable to prevent this or other such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent such events.

Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	3.1	8-K	August 8, 2019	001-34207
3.10	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Series B Preferred Stock Certificate	4.3	10-Q	November 7, 2019	001-34207
4.4	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
10.1	Dynavax Technologies Corporation 2021 Inducement Award Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Grant Notice and Restricted Stock Unit Award Agreement.	10.1	8-K	January 12, 2021	001-34207
10.2^	Agreement, dated January 29, 2021, between the Company and Coalition for Epidemic Preparedness Innovations	10.31	10-K	February 25, 2021	001-34207
10.3	Amendment No. 4 to Term Loan Agreement and Fee Letter, dated January 29, 2021, by and among Company, CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P. and CRG Servicing LLC	10.32	10-K	February 25, 2021	001-34207
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates management contract, compensatory plan or arrangement.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 6, 2021	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2021	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller
(Principal Accounting Officer)