Form 10-Q
period 2021-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2021-08-04
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, the registrant had outstanding 114,760,092 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, our anticipated market opportunity and level of sales of HEPLISAV-B, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018™ adjuvant, including any potential vaccine for COVID-19 stemming from our multiple collaborations, our ability to manufacture sufficient supply of CpG 1018 to meet potential future demand in connection with new vaccines,  and to meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described herein as part of your evaluation of an investment in our securities:

•

HEPLISAV-B has been launched in the United States, and approved in the European Union, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

•

Our business and operations have been and may continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic. While we have entered into collaborative relationships to develop vaccines utilizing CpG 1018, including collaborations to develop a vaccine for COVID-19, our collaborators generally have primary responsibility for the development, conduct of clinical trials, for seeking and obtaining regulatory approval, and for the manufacture and commercialization of any approved vaccine, and these collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 are inadequate; we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018.

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

•

We are subject to ongoing United States Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B.

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

•

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Conversion of the Convertible Notes (defined below) may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

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

•

We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates we may develop outside the U.S., requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our product and product candidates.

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

•

As we plan for broader commercialization of HEPLISAV-B and for expanded capacity to manufacture CpG 1018, our financial commitments to increase supply capacity might outpace actual demand for our products. Also, if we are unable to maintain our production operations in Dusseldorf and our existing supplier for CpG 1018, we would have to establish alternate qualified manufacturing capabilities, which could result in significant additional operating costs and delays in developing and commercializing HEPLISAV-B and any approved or potential vaccine utilizing CpG 1018. There can be no assurance that we or other third parties will be able to produce CpG 1018 at a cost, quantity and quality sufficient to support our existing or any future collaborations.

•

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture HEPLISAV-B. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we and our collaborators have limited experience in manufacturing our product candidates in commercial quantities. With respect to HEPLISAV-B, we have switched to a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to manufacture sufficient supply in this presentation.

•

As we continue to grow as a commercial organization and enter into supply agreements with customers and collaborators, those supply agreements will have obligations to deliver product for which we are reliant upon third parties to manufacture on our behalf.

•

HEPLISAV-B is subject to regulatory obligations and continued regulatory review, and if we receive regulatory approval for our other product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review for such products.

•

A key part of our business strategy for products in development is to establish collaborative relationships to help fund or manage development and commercialization of our product candidates and research programs. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to continue to develop and commercialize those products and programs, if at all.

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

•	Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$129,608	$32,073
Marketable securities available-for-sale	216,196	132,963
Accounts and other receivables, net	105,900	22,661
Inventories, net	86,451	63,689
Prepaid manufacturing	36,298	29,423
Prepaid expenses and other current assets	9,453	9,206
Total current assets	583,906	290,015
Property and equipment, net	32,547	30,567
Operating lease right-of-use assets	25,164	26,583
Goodwill	2,225	2,297
Restricted cash	229	237
Other assets	3,838	3,573
Total assets	$647,909	$353,272
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,079	$3,312
Accrued research and development	4,167	2,805
Accrued liabilities	25,711	19,099
Warrant liability	29,639	10,736
Deferred revenue	129,557	38,212
Other current liabilities	3,489	3,247
Total current liabilities	204,642	77,411
Long-term debt, net of debt discount of $1,094 at December 31, 2020	-	179,811
Convertible Notes, net of debt discount of $5,541 at June 30, 2021 (see Note 7)	219,959	-
Long-term deferred revenue	106,950	-
Long-term portion of lease liabilities	32,897	34,789
Other long-term liabilities	81	2,568
Total liabilities	564,529	294,579
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:	-	-
Series B Convertible Preferred stock ̶ 4 shares at June 30, 2021 and December 31, 2020	-	-
Common stock: $0.001 par value; 278,000 shares authorized at June 30, 2021 and December 31, 2020; 114,756 shares and 110,190 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	114	110
Additional paid-in capital	1,372,679	1,352,374
Accumulated other comprehensive (loss) gain	(713)	273
Accumulated deficit	(1,288,700)	(1,294,064)
Total stockholders’ equity	83,380	58,693
Total liabilities and stockholders’ equity	$647,909	$353,272

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$52,677	$2,405	$135,562	$12,919
Other revenue	90	263	540	668
Total revenues	52,767	2,668	136,102	13,587
Operating expenses:
Cost of sales - product	14,845	967	39,470	3,321
Cost of sales - amortization of intangible assets	-	202	-	2,500
Research and development	7,167	5,884	14,925	10,537
Selling, general and administrative	21,583	18,954	44,006	39,880
Total operating expenses	43,595	26,007	98,401	56,238
Income (loss) from operations	9,172	(23,339)	37,701	(42,651)
Other income (expense):
Interest income	48	331	95	921
Interest expense	(3,109)	(4,732)	(7,821)	(9,463)
Sublease income	1,670	1,927	3,692	3,853
Loss on debt extinguishment (Note 8)	(5,232)	-	(5,232)	-
Change in fair value of warrant liability (Note 11)	2,097	(25,655)	(23,455)	(17,045)
Other	(173)	(111)	384	211
Net income (loss)	4,473	(51,579)	5,364	(64,174)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(0.53)	$0.04	$(0.70)
Diluted	$0.02	$(0.53)	$0.04	$(0.70)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	114,629	97,339	113,339	91,408
Diluted	118,830	97,339	114,978	91,408

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$4,473	$(51,579)	$5,364	$(64,174)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities available- for-sale	38	(99)	29	192
Foreign currency translation adjustments	375	579	(1,015)	100
Total other comprehensive income (loss)	413	480	(986)	292
Total comprehensive income (loss)	$4,886	$(51,099)	$4,378	$(63,882)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended June 30, 2021	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at March 31, 2021	114,563	$114	4	$-	$1,393,947	$(1,126)	$(1,293,173)	$99,762
Issuance of common stock upon exercise of stock options and restricted stock awards, net	193	-	-	-	948	-	-	948
Purchase of capped call options related to issuance of Convertible Notes (see Note 7)	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	5,024	-	-	5,024
Total other comprehensive income	-	-	-	-	-	413	-	413
Net income	-	-	-	-	-	-	4,473	4,473
Balances at June 30, 2021	114,756	$114	4	$-	$1,372,679	$(713)	$(1,288,700)	$83,380

Six Months Ended June 30, 2021
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Exercise of warrants	750	1	-	-	7,927	-	-	7,928
Issuance of common stock upon exercise of stock options and restricted stock awards, net	833	-	-	-	1,335	-	-	1,335
Issuance of common stock under Employee Stock Purchase Plan	104	-	-	-	383	-	-	383
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	2,879	3	-	-	28,153	-	-	28,156
Purchase of capped call options related to issuance of Convertible Notes (see Note 7)	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	9,747	-	-	9,747
Total other comprehensive loss	-	-	-	-	-	(986)	-	(986)
Net income	-	-	-	-	-	-	5,364	5,364
Balances at June 30, 2021	114,756	$114	4	$-	$1,372,679	$(713)	$(1,288,700)	$83,380

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months June 30, 2020	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at March 31, 2020	87,599	$88	5	$-	$1,245,730	$(2,575)	$(1,231,419)	$11,824
Conversion of preferred stock	700	1	(1)	-	-	-	-	1
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	7	-	-	-	14	-	-	14
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 11)	21,197	20	-	-	93,447	-	-	93,467
Stock compensation expense	-	-	-	-	4,088	-	-	4,088
Total other comprehensive income	-	-	-	-	-	480	-	480
Net loss	-	-	-	-	-	-	(51,579)	(51,579)
Balances at June 30, 2020	109,503	$109	4	$-	$1,343,279	$(2,095)	$(1,282,998)	$58,295

Six Months Ended June 30, 2020
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Conversion of preferred stock	700	1	(1)	-	-	-	-	1
Issuance (withholding) of common stock upon exercise of stock options and restricted stock awards, net	735	1	-	-	12	-	-	13
Issuance of common stock under Employee Stock Purchase Plan	91	-	-	-	311	-	-	311
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 11)	24,106	23	-	-	107,673	-	-	107,696
Stock compensation expense	-	-	-	-	5,866	-	-	5,866
Total other comprehensive income	-	-	-	-	-	292	-	292
Net loss	-	-	-	-	-	-	(64,174)	(64,174)
Balances at June 30, 2020	109,503	$109	4	$-	$1,343,279	$(2,095)	$(1,282,998)	$58,295

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$5,364	$(64,174)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,202	2,063
Amortization of right-of-use assets	1,326	1,261
Gain on disposal of property and equipment and from lease termination	-	(76)
Amortization of premium (accretion of discounts) on marketable securities	369	(78)
Loss on debt extinguishment	5,232	-
Change in fair value of warrant liability	23,455	17,045
Stock compensation expense	9,747	5,866
Cost of sales - amortization of intangible assets	-	2,500
Interest expense	2,806	1,726
Tenant improvements provided by the landlord	-	908
Changes in operating assets and liabilities:
Accounts and other receivables, net	(83,239)	7,983
Inventories, net	(22,762)	(13,060)
Prepaid manufacturing	(6,875)	-
Prepaid expenses and other current assets	(247)	(2,083)
Other assets	(265)	163
Accounts payable	7,209	(3,993)
Lease liabilities	(1,554)	(1,383)
Deferred revenue	91,345	-
Long-term deferred revenue	106,950	-
Accrued liabilities and other liabilities	7,757	(3,355)
Net cash provided by (used in) operating activities	148,820	(48,687)
Investing activities
Acquisition of technology licenses	-	(7,000)
Purchases of marketable securities	(164,928)	(103,182)
Proceeds from maturities and redemptions of marketable securities	81,355	74,400
Purchases of property and equipment, net	(2,812)	(3,038)
Net cash used in investing activities	(86,385)	(38,820)
Financing activities
Proceeds from issuance of common stock, net	28,156	107,697
Proceeds from issuance of Convertible Notes, net	219,822	-
Purchases of capped call options	(27,240)	-
Repayment of long-term debt	(190,194)	-
Proceeds from warrants exercises	3,376	-
Proceeds from exercise of stock options and restricted stock awards, net	1,335	13
Proceeds from Employee Stock Purchase Plan	383	311
Net cash provided by financing activities	35,638	108,021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(546)	88
Net increase in cash, cash equivalents and restricted cash	97,527	20,602
Cash, cash equivalents and restricted cash at beginning of period	32,310	40,100
Cash, cash equivalents and restricted cash at end of period	$129,837	$60,702
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,053	$7,757
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$2,131	$124

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018TM, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza.

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

Liquidity and Financial Condition

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $345.8 million. During the three months ended June 30, 2021, we issued $225.5 million in 2.50% convertible senior notes due 2026 (“Convertible Notes”). We used approximately $190.2 million of the net proceeds to retire our previous loan agreement with CRG Servicing LLC (see Note 8) and $27.2 million of the net proceeds to pay the costs of the capped call transactions (the “Capped Calls”) (see Note 7). As of June 30, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.5 million (see Note 7). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and six months ended June 30, 2021, we recorded net income of $4.5 million and $5.4 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of June 30, 2021, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that may affect the amounts reported in the condensed consolidated financial statements and accompanying notes, including amounts of revenues and expenses during the reported periods. Management’s estimates are based on historical information available as of the date of the condensed consolidated financial statements and various other assumptions we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, judgments and methodologies. Significant estimates and assumptions in the condensed consolidated financial statements include those related to revenue recognition; accounts receivable; useful lives of long-lived assets, impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; valuation of inventory; balance sheet classification of convertible notes; fair value of warrants; balance sheet classification of Convertible Notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions and could be further impacted by the COVID-19 pandemic. Changes in estimates are reflected in reported results in the period in which they become known.

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

Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. Since our performance obligation is part of a contract that has an original expected duration of one year or less, we elect not to disclose the information about our remaining performance obligations.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the three and six months ended June 30, 2021 and 2020.

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

Product Revenue, Net – CpG 1018

We also sell our CpG 1018 adjuvant to certain of our collaboration partners for use in their development and/or commercialization of their respective COVID-19 vaccine candidates. We have determined that our collaboration partners in these arrangements meet the definition of customers under ASC 606. Therefore, we account for product sales of CpG 1018 adjuvant under ASC 606. Revenues from product sales are recognized when we have satisfied our performance obligations which include the transfer of control of our product to the collaboration partner, generally upon shipment or delivery. The timing between the recognition of revenue and the receipt of payment is less than one year. As such, we do not adjust the amount of consideration for the effects of a significant financing component. Since our performance obligation is part of a contract that has an original expected duration of one year or less, we elect not to disclose the information about our remaining performance obligations.

Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contracts with our customers. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period, in accordance with ASC 606. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

Other Revenue

Other revenue includes collaboration and manufacturing service revenue. We have entered into collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer. Collaboration and manufacturing service revenue are recorded in other revenue in the condensed consolidated statements of operations.

Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three and six months ended June 30, 2021 and 2020, there were no inventory reserves recognized.

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

Convertible Notes

We evaluate all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. We accounted for the Convertible Notes (see Note 7) as a long-term liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the unamortized debt issuance and offering costs on the condensed consolidated balance sheets. The conversion feature is not required to be accounted for separately as an embedded derivative. We amortize debt issuance and offering costs over the contractual term of the Convertible Notes, using the effective interest method, as interest expense on the condensed consolidated statements of operations.

Capped Calls

We evaluate financial instruments under ASC 815. In May 2021, in connection with the issuance of the Convertible Notes, we entered into the Capped Calls (see Note 7). The Capped Calls cover the same number of shares of common stock that initially underlie the Convertible Notes (subject to anti-dilution and certain other adjustments). The Capped Calls meet the definition of derivative under ASC 815. In addition, the Capped Calls meet the conditions in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for the equity classification continue to be met.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three and six months ended June 30, 2021.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets
Money market funds	$112,600	$-	$-	$112,600
U.S. treasuries	-	23,352	-	23,352
U.S. government agency securities	-	41,725	-	41,725
Corporate debt securities	-	151,119	-	151,119
Total assets	$112,600	$216,196	$-	$328,796
Liabilities
Warrant liability	$-	$-	$29,639	$29,639

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets
Money market funds	$23,128	$-	$-	$23,128
U.S. treasuries	-	32,579	-	32,579
U.S. government agency securities	-	40,321	-	40,321
Corporate debt securities	-	61,063	-	61,063
Total assets	$23,128	$133,963	$-	$157,091
Liabilities
Warrant liability	$-	$-	$10,736	$10,736

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

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value (see Note 11). The fair value of the warrant liability is estimated using the Black-Scholes model which requires assumptions such as expected term, expected volatility and risk-free interest rate. These assumptions are subjective and require judgement to develop. Expected term is estimated using the full remaining contractual term of the warrants. We determine expected volatility based on our historical common stock price volatility. The warrant liability is classified as a Level 3 instrument as its value is based on unobservable inputs that are supported by little or no market activity.

As of June 30, 2021, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	5,090,937
Expected term	0.6 year
Expected volatility	1.0
Risk-free interest rate	0.1%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for the six months ended June 30, 2021 (in thousands):

Balance at December 31, 2020	$10,736
Increase in fair value of warrants exercised	3,172
Warrants exercised	(4,552)
Increase in the estimated fair value of warrant liability upon revaluation	20,283
Balance at June 30, 2021	$29,639

Convertible Notes

As of June 30, 2021, the fair value of the Convertible Notes was $261.8 million. The fair value was determined on the basis of the market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 7).

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$129,608	$32,073	$60,485	$39,884
Restricted cash	229	237	217	216
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$129,837	$32,310	$60,702	$40,100

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases (see Note 5).

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2021
Cash and cash equivalents:
Cash	$17,008	$-	$-	$17,008
Money market funds	112,600	-	-	112,600
Total cash and cash equivalents	129,608	-	-	129,608
Marketable securities available-for-sale:
U.S. treasuries	23,347	5	-	23,352
U.S. government agency securities	41,715	10	-	41,725
Corporate debt securities	151,074	45	-	151,119
Total marketable securities available-for-sale	216,136	60	-	216,196
Total cash, cash equivalents and marketable securities	$345,744	$60	$-	$345,804
December 31, 2020
Cash and cash equivalents:
Cash	$7,945	$-	$-	$7,945
Money market funds	23,128	-	-	23,128
Corporate debt securities	1,000	-	-	1,000
Total cash and cash equivalents	32,073	-	-	32,073
Marketable securities available-for-sale:
U.S. treasuries	32,548	31	-	32,579
U.S. government agency securities	40,313	14	(6)	40,321
Corporate debt securities	60,071	3	(11)	60,063
Total marketable securities available-for-sale	132,932	48	(17)	132,963
Total cash, cash equivalents and marketable securities	$165,005	$48	$(17)	$165,036

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$214,386	$214,446
Mature after one year through two years	1,750	1,750
	$216,136	$216,196

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

There were no realized gains or losses from the sale of marketable securities during the three and six months ended June 30, 2021 and 2020. All investments with unrealized losses at June 30, 2021 have been in a loss position for less than twelve months. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis. To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$28,041	$25,121
Work-in-process	19,852	30,293
Finished goods	38,558	8,275
Total	$86,451	$63,689

As of June 30, 2021, we recorded $36.3 million of prepaid manufacturing costs related to prepayments made to third-party manufacturers to manufacture CpG 1018 adjuvant. We expect these costs to be converted into inventory within the next twelve months.

5. Commitments and Contingencies

Leases

We lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into a sublease for office space located at 2100 Powell Street, Emeryville, California (the “Powell Street Sublease”) for our corporate headquarters. Under the terms of the Powell Street Sublease, we are leasing 23,976 square feet at the rate of $3.90 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and we are responsible for certain operating expenses and taxes throughout the life of the Powell Street Sublease. The Powell Street Sublease will continue until June 30, 2022. There is no option to extend the sublease term.

On September 17, 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we have received tenant improvement allowance totaling $8.1 million through June 30, 2021. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our June 30, 2021 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease. Lease expense related to the Horton Street Master Lease is included in operating expense in our condensed consolidated statements of operations.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. For the three and six months ended June 30, 2021, we recognized sublease income of $1.7 million and $3.7 million, respectively. For the three and six months ended June 30, 2020, we recognized sublease income of $1.9 million and $3.9 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$1,570	$1,561	$3,130	$3,153

Cash paid for amounts included in the measurement of lease liabilities for each of the six months ended June 30, 2021 and 2020 was $3.4 million and was included in change in lease liabilities in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,489	$3,247
Long-term portion of lease liabilities	32,897	34,789
Total operating lease liabilities	$36,386	$38,036

At June 30, 2021, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2021 (remaining)	$2,630	$3,486
2022	5,357	6,248
2023	5,518	5,384
2024	5,684	5,528
2025	5,854	5,677
Thereafter	33,742	30,721
Total	$58,785	57,044
Less:
Present value adjustment		(20,658)
Total		$36,386

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term	8.8 years	9.1 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of June 30, 2021, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 and for clinical research, totaled $106.8 million.

As of June 30, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.5 million (see Note 7). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through June 30, 2021 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of June 30, 2021.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. In July 2020, we sold assets related to our SD-101 compound to TriSalus. We paid $2.5 million to Holdings in August 2020. We are obligated to pay Holdings 50% of the contingent pre-commercialization milestone payments that we may receive under the Asset Purchase Agreement. No liability has been recorded under this agreement as of June 30, 2021.

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

6. Collaboration, Development and Supply Agreements

Coalition for Epidemic Preparedness Innovations

In January 2021, we entered into an agreement with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant (“CpG 1018 Materials”), (the “CEPI Agreement”). The CEPI Agreement enables CEPI to direct the supply of CpG 1018 Materials to CEPI partner(s). CEPI partner(s) would purchase CpG 1018 Materials under separately negotiated agreements. The CEPI Agreement also allows us to sell CpG 1018 Materials to third-parties if not purchased by a CEPI partner within a two-year term.

In exchange for reserving CpG 1018 Materials and agreeing to sell CpG 1018 Materials to CEPI partner(s) at pre-negotiated prices, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan (the “Advance Payments”) of up to $99.0 million. We are obligated to repay the Advance Payments, in proportion to quantity sold, if and to the extent we receive payments from sales of CpG 1018 Materials reserved under the CEPI Agreement. If the vaccine programs pursued by CEPI partner(s) are unsuccessful and no alternative use is found for CpG 1018 Materials reserved under the CEPI Agreement, the applicable Advance Payments will be forgiven at the end of the two-year term.

In May 2021, we entered into the first Amendment to the CEPI Agreement. This Amendment provides for the manufacture and reservation of an additional specified quantity of CpG 1018 adjuvant. In exchange for reserving an additional specified quantity of CpG 1018 adjuvant, CEPI has agreed to provide additional Advance Payments of up to $77.4 million, together with the initial CEPI Agreement, for total Advance Payments of up to $176.4 million.

We have determined that the accounting of the Advance Payments is under the scope of ASC 606. The Advance Payments are to cover the costs of manufacture and to reserve CpG 1018 Materials, which is an output of our ordinary activities. As such, the Advance Payments are classified as long-term deferred revenue in our condensed consolidated balance sheets. We will recognize the

Advance Payments as revenue when the amount (or a portion thereof) is forgiven by CEPI when (i) the CpG 1018 Materials are not sold through to CEPI partner(s), (ii) there is no alternative use and (iii) the CpG 1018 Materials are destroyed. When CpG 1018 Materials are sold through to CEPI partner(s) we will be obligated to repay CEPI within a certain period upon receipt of payment from CEPI partner(s) at which time the Advance Payments will be reclassified as other liability. No revenue was recognized under this arrangement for the three and six months ended June 30, 2021.

Through June 30, 2021, we have received Advance Payments totaling approximately $109.5 million pursuant to the CEPI Agreement, which we recorded as long-term deferred revenue. As of June 30, 2021, long-term deferred revenue balance related to the Advance Payments was $107.0 million, net of the amount reimbursable to CEPI. No revenue was recognized for the three and six months ended June 30, 2021.

Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc.

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc. (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”).

Pricing for CpG 1018 adjuvant is variable depending on the destination where Clover ultimately sells Clover Product to. Pursuant to the Clover Supply Agreement, our initial invoicing will be at the lowest price tier, with a true-up mechanism to issue additional invoice for the difference between the initial invoice price and the higher tiered price, if any. In addition, if the net selling price of such Clover Product exceeds a threshold specified in the Clover Supply Agreement, we are entitled to a royalty calculated as a percentage of the excess portion of such net selling price.

For CpG 1018 adjuvant reserved for Clover under the CEPI Agreement, Clover is obligated to pay the purchase price, as set forth in a purchase order submitted by Clover, upon the earliest of (i) the true-up exercise, (ii) within a specified period after Clover delivers Clover Product to a customer, or (iii) Clover’s receipt of payment for Clover Product from a customer. For CpG 1018 adjuvant ordered by Clover outside the CEPI Agreement, Clover is obligated to pay a specified percentage of the purchase price, as set forth in a purchase order submitted by Clover, upon our acceptance of such purchase order, and the remainder of the purchase price upon the release of such CpG 1018 adjuvant.

We recognize revenue at the lowest price tier upon transfer of control of CpG 1018 adjuvant to Clover. The potential true-up amount and royalties are considered constrained as we do not currently have sufficient ability to estimate these amounts. There is no significant financing component as the timing between shipment and payment is expected to be within twelve months. There was no revenue recognized for the three and six months ended June 30, 2021 under the Clover Supply Agreement.

As of June 30, 2021, we recognized approximately $72.9 million in deferred revenue for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement. There was no deferred revenue recognized for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Clover under the CEPI Agreement.

Medigen Vaccine Biologics

In February 2021, we entered into a Supply Agreement with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine candidate. For the three and six months ended June 30, 2021, we recognized CpG 1018 product revenue, net of $10.6 million and $17.5 million, respectively.

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

Pursuant to the Supply Agreement, we receive advanced payments to purchase specified quantities of CpG 1018 adjuvant which are recorded as deferred revenue until we deliver the product to Valneva. As of June 30, 2021, deferred revenue related to the Supply Agreement was $55.4 million. For the three and six months ended June 30, 2021, we recognized CpG 1018 product revenue, net of $24.5 million and $89.4 million, respectively.

7. Convertible Notes

In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 in a private placement. The purchasers partially exercised their option to purchase additional Convertible Notes in May 2021 and we issued an additional $25.5 million of the Convertible Notes.  Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under the Loan Agreement and $27.2 million of the net proceeds to pay the costs of the capped call transactions described below.

The Convertible Notes are general unsecured obligations and accrue interest at a rate of 2.50% per annum payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 95.5338 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $10.47 per share of our common stock. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2026, only under the following circumstances:

1.

During any calendar quarter commencing after September 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2.

During the five business day period after any ten consecutive trading day period (the “measurement period”), in which the “trading price” (as defined the indenture governing the Convertible Notes) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

3.	If we call such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
4.	Upon the occurrence of specified corporate events as set forth in the indenture governing the Convertible Notes.

On or after February 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes regardless of the foregoing circumstances. During the three months ended June 30, 2021, the conditions allowing holders of the Convertible Notes to convert have not been met and there were no changes to the initial conversion price of the Convertible Notes.

We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after May 20, 2024 and prior to the 31st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If we undergo a fundamental change (as set forth in the indenture governing the Convertible Notes), noteholders may require us to repurchase for cash all or any portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to the fundamental change repurchase date. In addition, following certain corporate events (as set forth in the indenture governing the Convertible Notes) or if we deliver a notice of redemption prior to the maturity date, we will, in certain circumstances, adjust the conversion rate for a noteholder who elects to convert its notes in connection with such a corporate event or such notice of redemption.

As a result of adopting ASU 2020-06, we accounted for the Convertible Notes as a single liability. As of June 30, 2021, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $5.5 million as a long-term liability on the condensed consolidated balance sheets. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stated coupon interest	$736	$-	$736	$-
Amortization of debt issuance cost	137	-	137	-
Total interest expense	$873	$-	$873	$-

Capped Calls

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with one of the initial purchasers and other financial institutions, totaling $27.2 million (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the Convertible Notes (or 21,542,871 shares of the Company’s common stock). The Capped Calls have an initial strike price and an initial cap price of $10.47 per share and $15.80 per share, respectively, subject to certain adjustments. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments to the conversion price of the Convertible Notes. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

For accounting purposes, the Capped Calls are considered separate financial instruments and not part of the Convertible Notes. As the Capped Calls transactions meet certain accounting criteria, we recorded the cost of the Capped Calls, totaling $27.2 million, as a reduction to additional paid-in capital within the condensed consolidated statements of stockholders’ equity.

8. Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term loan agreement (“Loan Agreement”) with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). Net proceeds under the Loan Agreement were $173.3 million. The Term Loans under the Loan Agreement bore interest at a rate equal to 9.5% per annum. The Term Loans had a maturity date of December 31, 2023.

In May 2021, we repaid the Term Loans Principal, in full, using the net proceeds from the Convertible Notes issuance. In connection with the early repayment of the Term Loans Principal, during the three and six months ended June 30, 2021, we recorded $5.2 million loss on debt extinguishment related to the amount we paid to terminate the Term Loans Principal in excess of its carrying value at the time of the repayment. Our final payment of $190.2 million to CRG Servicing LLC satisfied all of our obligations under the Loan Agreement. With the full repayment of the Term Loans Principal, all security interests, covenants, liens and encumbrances under the Loan Agreement were permanently released.

We recorded $2.3 million and $4.7 million of interest expense related to the Term Loans during the three months ended June 30, 2021 and 2020, respectively. We recorded $7.0. million and $9.4 million of interest expense related to the Term Loans during the six months ended June 30, 2021 and 2020, respectively.

9. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$13,688	$-	$13,688	$2,405	$-	$2,405
CpG 1018	-	38,989	38,989	-	-	-
Total product revenue, net	$13,688	$38,989	$52,677	$2,405	$-	$2,405
Other revenue	-	90	90	-	263	263
Total revenues	$13,688	$39,079	$52,767	$2,405	$263	$2,668

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$21,991	$-	$21,991	$12,919	$-	$12,919
CpG 1018	-	113,571	113,571	-	-	-
Total product revenue, net	$21,991	$113,571	$135,562	$12,919	$-	$12,919
Other revenue	260	280	540	-	668	668
Total revenues	$22,251	$113,851	$136,102	$12,919	$668	$13,587

Revenues from Major Customers

The following table summarizes HEPLISAV-B product revenue from each of our three largest Customers (as a percentage of total HEPLISAV-B product revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Largest Customer	28%	40%	28%	25%
Second largest Customer	21%	26%	23%	24%
Third largest Customer	16%	17%	17%	17%

The following table summarizes CpG 1018 product revenue from each of our two largest collaboration partners (as a percentage of total CpG 1018 product revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Largest collaboration partner	63%	0%	79%	0%
Second largest collaboration partner	27%	0%	15%	0%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the six months ended June 30, 2021 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Six months ended June 30, 2021:
Accounts receivable reserves(1)	$2,836	$7,345	$(6,820)	$3,361
Revenue reserve accruals(2)	$6,040	$4,117	$(3,104)	$7,053

(1)	Reserves are for chargebacks, discounts and other fees.
(2)	Accruals are for returns, rebates and other fees.

Payments received or invoices issued before we satisfy our performance obligations are recorded as deferred revenue until we satisfy such performance obligations. Our deferred revenue activities are related to CpG 1018 product sales. The following table summarizes balances and activities in our deferred revenue accounts for the six months ended June 30, 2021 (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Revenue recognized in the current period included in deferred revenue balance at the beginning of the period	Balance at End of Period
Six months ended June 30, 2021:
Deferred revenue	$38,212	$140,596	$(12,199)	$(37,052)	$129,557
Long-term deferred revenue	-	109,532	(2,582)	-	106,950

(1)	Additions are primarily payments received or invoices issued before we satisfy our performance obligations.
(2)	Subtractions are primarily revenues recognized in the period included in deferred revenue during the period.

10. Net Income (Loss) Per Share

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

The numerators and denominators of the basic and diluted net income (loss) per share computations for our common stock are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$4,473	$(51,579)	$5,364	$(64,174)
Less: undistributed earnings allocated to participating securities	(333)	-	(410)	-
Net income (loss) attributable to common stockholders, basic	$4,140	$(51,579)	$4,954	$(64,174)
Less: Removal of change in fair value of warrant liability	(2,097)	-	-	-
Net income (loss) attributable to common stockholders, diluted	$2,043	$(51,579)	$4,954	$(64,174)
Denominator
Weighted average common stock outstanding, basic	114,629	97,339	113,339	91,408
Effect of dilutive shares:
Stock-based compensation plans	1,630	-	1,639	-
Effect of dilutive warrants	2,571	-	-	-
Weighted average common stock outstanding, diluted	118,830	97,339	114,978	91,408

The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Outstanding securities not included in diluted net income (loss) per share calculation (in thousands):
Stock options and stock awards	6,991	11,276	8,476	11,276
Series B Convertible Preferred Stock (as converted to common stock)	4,140	4,140	4,140	4,140
Warrants (as exercisable into common stock)	-	5,841	2,474	5,841
Convertible Notes (as converted to common stock)	11,363	-	5,713	-
Total	22,494	21,257	20,803	21,257

11. Common Stock, Preferred Stock and Warrants

Common Stock

As of June 30, 2021, there were 114,756,092 shares of our common stock outstanding.

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

In June 2021, Bain Capital Life Sciences sold warrants to purchase an aggregate of 2,916,250 shares of our common stock for aggregate consideration of $11.8 million, representing all of the warrants held by Bain Capital Life Sciences. In the transaction, Bain Capital Life Sciences Fund, L.P.  sold warrants to purchase 2,645,566 shares of Common Stock and BCIP Life Sciences Associates, LP sold warrants to purchase 270,684 shares of our common stock.

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

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. For the six months ended June 30, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to the 2020 ATM Agreement. All of these shares were sold during the three months ended March 31, 2021. As of June 30, 2021, we had $120.5 million remaining under the 2020 ATM Agreement.

Preferred Stock

As of June 30, 2021, there were 4,140 shares of Series B Preferred Stock outstanding.

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

Warrants

During the six months ended June 30, 2021, 750,313 of our common stock warrants were exercised. As of June 30, 2021, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of June 30, 2021 (in thousands)
August 12, 2019	5,091	February 12, 2022	$4.50	5,091

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

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will be recognized as other income (expense) in the condensed consolidated statements of operations. At June 30, 2021, the estimated fair value of warrant liability was $29.6 million. For the three months ended June 30, 2021, we recognized the decrease in the estimated fair value of warrant liability of $2.1 million as income in other income (expense) in our condensed consolidated statements of operations. For the six months ended June 30, 2021, we recognized the increase in the estimated fair value of warrant liability of $23.5 million as expense in other income (expense) in our condensed consolidated statements of operations.

12. Equity Plans and Stock-Based Compensation

In January 2021, we adopted the Dynavax Technologies Corporation 2021 Inducement Award Plan (“2021 Inducement Plan”), pursuant to which we reserved 1,500,000 shares of common stock for issuance under the plan to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company. In June 2021, we amended the 2021 Inducement Plan (“Amended 2021 Inducement Plan”) to increase the number of shares of common stock reserved under the 2021 Inducement Plan to 3,250,000.

In May 2021, the stockholders approved the amendment and restatement of our 2014 Employee Stock Purchase Plan (the “Amended and Restated 2014 Employee Stock Purchase Plan”). The maximum number of shares of common stock that may be issued under the Amended and Restated 2014 Employee Stock Purchase Plan is 1,850,000.

As of June 30, 2021, the 2018 Equity Incentive Plan, as amended, (“Amended 2018 EIP”), the Amended 2021 Inducement Plan and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans. Under the Amended 2018 EIP, the aggregate number of shares of our common stock that may be issued to employees and directors (subject to adjustment for certain changes in capitalization) is 22,517,869.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). Option activity under our stock-based compensation plans during the six months ended June 30, 2021 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2020	8,505	$11.57
Options granted	2,817	9.31
Options exercised	(308)	4.69
Options cancelled:
Options forfeited (unvested)	(376)	7.74
Options expired (vested)	(391)	18.63
Balance at June 30, 2021	10,247	$11.03	4.36	$17,136
Vested and expected to vest at June 30, 2021	9,876	$11.12	4.29	$16,644
Exercisable at June 30, 2021	5,966	$13.04	3.03	$9,627

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2021 was as follows (in thousands except per share amounts):

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	1,794	$7.23
Granted	1,797	9.43
Vested	(537)	8.85
Forfeited	(276)	8.24
Non-vested as of June 30, 2021	2,778	$8.24

We granted performance-based restricted stock unit (“PSU”) to certain executives in February 2021. These PSUs vest upon a specified market condition. The summary of PSU activities for the six months ended June 30, 2021 is as follows:
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	-	$-
Granted	297	8.40
Forfeited	(60)	8.40
Non-vested as of June 30, 2021	237	$8.40

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

	Stock Options		Stock Options		Market-Based Performance Stock Unit (“PSUs”)
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30, 2021
	2021	2020	2021	2020
Weighted-average fair value per share	$6.20	$3.77	$6.57	$3.61	$8.40
Risk-free interest rate	0.9%	0.3%	0.6%	1.2%	From 0.03% to 1.92%
Expected life (in years)	4.5	4.5	4.5	4.5	2.9
Volatility	0.9	0.9	1.0	0.9	0.9

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$937	$774	$1,809	$(799)
Selling, general and administrative	3,445	2,491	6,589	4,933
Cost of sales - product	155	179	324	315
Inventory	487	644	1,025	1,417
Total	$5,024	$4,088	$9,747	$5,866

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Stock-based compensation for the six months ended June 30, 2020 included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.

13. Subsequent Events

Biological E. Limited

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022.

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

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc and Recombivax-HB® from Merck & Co. In addition, we received Marketing Authorization approval of HEPLISAV-B in February 2021 from the European Commission following a positive recommendation in December 2020 from the European Medicines Agency (“EMA”) Committee for Medicinal Products (“CHMP”) for Human Use for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany.

All of our HEPLISAV-B sales are to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the three and six months ended June 30, 2021, HEPLISAV-B product revenue, net was $13.7 million and $22.0 million, respectively.

In the third quarter of 2020, we commenced selling our CpG 1018 adjuvant to certain of our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. For the three and six months ended June 30, 2021, CpG 1018 product revenue, net was $39.0 million and $113.6 million, respectively.

In May 2021, we entered into the first Amendment (the “Amendment”) to the Agreement with Coalition for Epidemic Preparedness Innovations (“CEPI”). The Amendment provides for the manufacture and reservation of an additional specified quantity of CpG 1018. In exchange for reserving an additional specified quantity of CpG 1018, CEPI has agreed to provide additional advance payments of up to $77.4 million, for a total of CEPI’s funding of up to $176.4 million.

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc. (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI.

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI.

In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 (the “Convertible Notes”) in a private placement. The purchasers partially exercised their option to purchase additional Convertible Notes and we issued an additional $25.5 million of the Convertible Notes in May 2021.  Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under the Loan Agreement and $27.2 million of the net proceeds to pay the costs of the capped call transactions described below.

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with one of the initial purchasers and other financial institutions, totaling $27.2 million (the “Capped Calls”). The Capped Calls have an initial strike price and an initial cap price of $10.47 per share and $15.80 per share, respectively, subject to certain adjustments. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

In May 2021, we repaid the term loans and paid-in-kind interest (collectively “Term Loans Principal”) under the Loan Agreement with CRG Servicing LLC (“Loan Agreement”), in full, using the net proceeds from the Convertible Notes issuance described above. In connection with the early repayment of the Term Loans Principal, during the three months ended June 30, 2021, we recorded $5.2 million loss on debt extinguishment related to the amount we paid to terminate the Term Loans Principal in excess of its carrying value at the time of the repayment. Our final payment of $190.2 million to CRG Servicing LLC satisfied all of our obligations under the Loan Agreement. With the full repayment of the Term Loans Principal, all security interests, covenants, liens and encumbrances under the Loan Agreement were permanently released.

COVID-19 Update

The ongoing COVID-19 global pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 virus or current or newly discovered variants, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We continue to assess the potential impact of the COVID-19 pandemic on our business and operations.

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. Due to the ongoing COVID-19 global pandemic, most medical centers began restricting access to their facilities and focused on providing care to only the most severely affected patients beginning in March 2020. As states began phasing out restrictions in the middle of 2020, medical centers have been operating under limited capacity or with strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines since the end of the first quarter of 2020, including HEPLISAV-B. This reduced utilization has significantly impacted sales of HEPLISAV-B and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions. While we have seen utilization rates for adult vaccines generally, and HEPLISAV-B in particular, begin to increase again, their utilization still remains well below pre-COVID rates.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to help protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite and continue to actively evaluate a return to the office at an appropriate time. In the conduct of our business activities, we are also taking actions to help protect the safety of patients and healthcare professionals. Our field-based personnel have reduced in-person customer interactions in healthcare settings and are primarily using electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are conducting a greater proportion of their work from their homes and are facing additional demands on their time during the COVID-19 pandemic. We expect that the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, could reduce the effectiveness of our sales personnel, our customers’ procurement activities and those of our collaborators, which could negatively affect our overall product sales.

Our HEPLISAV-B post-marketing follow-up has been completed. We conducted an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018, concluded in November 2020 and final results were presented in April 2021. The results provided evidence that there is no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B. We expect data from the autoimmune portion of our observational study to be available in the first quarter of 2022.  Our HEPLISAV-B dialysis study was also able to continue, because the dialysis treatment has been classified under “essential travel” exemptions. Final immunogenicity results of our dialysis study were presented in April 2021 and we expect the safety follow up to be completed during the fourth quarter of 2021. However, if the COVID-19 pandemic continues to persist for an extended period of time, we could experience significant disruptions to these or other studies, which could adversely affect our business and growth prospects.

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

We have been actively pursuing opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging our toll-like receptor 9 (“TLR9”) agonist adjuvant, CpG 1018, which is the adjuvant used in our HEPLISAV-B product. Since the first half of 2021, we announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines. We and our contract manufacturers are developing plans to help scale-up activities to support pandemic-level of production of our CpG 1018 adjuvant, as necessary to support these and any future collaborations. There can be no assurance we will be successful in our efforts to help develop or supply an adjuvanted COVID-19 vaccine or other vaccines.

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

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2021, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 other than those described below:

Convertible Notes

We evaluate all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. We accounted for the issuance of the Convertible Notes as a long-term liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the unamortized debt issuance and offering costs on the condensed consolidated balance sheets. The conversion feature is not required to be accounted for separately as an embedded derivative. We amortize debt issuance and offering costs over the contractual term of the Convertible Notes, using the effective interest method, as interest expense on the condensed consolidated statements of operations.

Capped Calls

We evaluate financial instruments under ASC 815. In May 2021, in connection with the issuance of the Convertible Notes, we entered into the Capped Calls. The Capped Calls cover the same number of shares of common stock that initially underlie the Convertible Notes (subject to anti-dilution and certain other adjustments). The Capped Calls meet the definition of derivative under ASC 815. In addition, the Capped Calls meet the conditions in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for the equity classification continue to be met.

Results of Operations

Revenues

Revenues consist of amounts earned from product sales and other revenues. Product revenue, net, includes sales of HEPLISAV-B and CpG 1018 adjuvant.

Revenue from HEPLISAV-B product sales is recorded at the net sales price, which includes estimates of product returns, chargebacks, discounts, rebates and other fees. We sell our CpG 1018 adjuvant to our collaboration partners for use in their development and/or potential commercialization of COVID-19 vaccines. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.

Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2020 to 2021		June 30,		2020 to 2021
Revenues:	2021	2020	$	%	2021	2020	$	%
HEPLISAV-B	$13,688	$2,405	$11,283	469%	$21,991	$12,919	$9,072	70%
CpG 1018	38,989	-	38,989	-	113,571	-	113,571	-
Total product revenue, net	$52,677	$2,405	$50,272	2,090%	$135,562	$12,919	$122,643	949%
Other revenue	90	263	(173)	(66)%	540	668	(128)	(19)%
Total revenues	$52,767	$2,668	$50,099	1,878%	$136,102	$13,587	$122,515	902%

HEPLISAV-B revenue for the three and six months ended June 30, 2021 increased, compared to the same periods of 2020, due to higher sales volume. Adult vaccine utilization rates improved in the three months ended June 30, 2021 compared to the same period of last year during the early stages of the COVID-19 pandemic.

In September 2020, we began selling our CpG 1018 adjuvant to our collaboration partners for their use in development and/or potential commercialization of COVID-19 vaccines. In the three and six months ended June 30, 2021, we continued to manufacture and ship CpG 1018 adjuvant pursuant to our supply and collaboration agreements. We expect the increase in CpG 1018 product revenue to continue in the near term as we ramp up production and sell CpG 1018 adjuvant pursuant to our commercial/collaboration agreements.

Other revenue included grant revenue and collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd. Other revenue for the three and six months ended June 30, 2021 decreased, compared to the same periods of 2020 due to less services performed.

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

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2020 to 2021		June 30,		2020 to 2021
Cost of Sales – Product	2021	2020	$	%	2021	2020	$	%
HEPLISAV-B	$4,624	$967	$3,657	378%	$7,369	$3,321	$4,048	122%
CpG 1018	$10,221	$-	$10,221	-	$32,101	$-	$32,101	-
Total cost of sales - product	$14,845	$967	$13,878	1,435%	$39,470	$3,321	$36,149	1,088%

For the three and six months ended June 30, 2021, HEPLISAV-B cost of sales-product increased, as compared to the same periods in 2020, primarily due to higher sales volume and higher unit costs as we produce and then sell inventory that reflects the full cost of manufacturing.

In September 2020, we began selling our CpG 1018 adjuvant to our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. In the three and six months ended June 30, 2021, we continued to manufacture and ship CpG 1018 adjuvant pursuant to our supply and collaboration agreements.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2020 to 2021		June 30,		2020 to 2021
Research and Development:	2021	2020	$	%	2021	2020	$	%
Compensation and related personnel costs	$2,131	$2,026	$105	5%	$5,333	$4,223	$1,110	26%
Outside services	4,108	2,942	1,166	40%	7,530	6,877	653	9%
Facility costs	(9)	142	(151)	(106)%	253	236	17	7%
Non-cash stock-based compensation	937	774	163	21%	1,809	(799)	2,608	326%
Total research and development	$7,167	$5,884	$1,283	22%	$14,925	$10,537	$4,388	42%

For the three and six months ended June 30, 2021, compensation and related personnel costs and non-cash stock-based compensation increased, as compared to the same periods in 2020, primarily due to higher headcount to support vaccine clinical and development activities. In addition, non-cash stock-based compensation for the six months ended June 30, 2020 included reversal of expenses related to cancellation of certain equity grants.

For the three and six months ended June 30, 2021, the increase in outside services, as compared to the same periods in 2020, was due to an overall increase in our vaccine clinical and development activities.

Facility costs, which primarily comprise of allocated occupancy and related expenses, for the three months ended June 30, 2021 decreased due to a common area maintenance credit that can be applied to future rent.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2020 to 2021		June 30,		2020 to 2021
Selling, General and Administrative:	2021	2020	$	%	2021	2020	$	%
Compensation and related personnel costs	$9,172	$7,422	$1,750	24%	$18,376	$15,722	$2,654	17%
Outside services	5,699	5,584	115	2%	12,287	12,209	78	1%
Legal costs	508	582	(74)	(13)%	994	1,316	(322)	(24)%
Facility costs	2,759	2,875	(116)	(4)%	5,760	5,700	60	1%
Non-cash stock-based compensation	3,445	2,491	954	38%	6,589	4,933	1,656	34%
Total selling, general and administrative	$21,583	$18,954	$2,629	14%	$44,006	$39,880	$4,126	10%

For the three and six months ended June 30, 2021, compensation and related personnel costs increased, as compared to the same periods in 2020, primarily, due to higher headcount. In addition, compensation and related personnel costs for the six months ended June 30, 2021 included an accrual of benefits for a former executive in connection with their retirement.

For the three and six months ended June 30, 2021, non-cash stock-based compensation increased, as compared to the same periods in 2020, due to higher headcount. In addition, non-cash stock-based compensation included reversal of expenses related to cancellation of certain equity grants in the three months ended March 31, 2020.

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and includes realized gains on investments. Interest expense includes the stated interest and accretion of discount and end of term fee related to our terminated long-term debt agreement and Convertible Notes. Sublease income is recognized in connection with our sublease of office and laboratory space. Loss on debt extinguishment reflects the amount we paid to terminate our long-term debt in excess of its carrying value at the time of the extinguishment. Change in fair value of warrant liability reflects the changes in fair value of warrants issued in connection with equity financing in August 2019. Other includes gains and losses on foreign currency transactions and disposal of property and equipment.

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2020 to 2021		June 30,		2020 to 2021
	2021	2020	$	%	2021	2020	$	%
Interest income	$48	$331	$(283)	(85)%	$95	$921	$(826)	(90)%
Interest expense	$(3,109)	$(4,732)	$(1,623)	(34)%	$(7,821)	$(9,463)	$(1,642)	(17)%
Sublease income	$1,670	$1,927	$(257)	(13)%	$3,692	$3,853	$(161)	(4)%
Loss on debt extinguishment	$(5,232)	$-	$5,232	-	$(5,232)	$-	$5,232	-
Change in fair value of warrant liability	$2,097	$(25,655)	$27,752	(108)%	$(23,455)	$(17,045)	$(6,410)	38%
Other	$(173)	$(111)	$(62)	56%	$384	$211	$173	82%

Interest income for the three and six months ended June 30, 2021 decreased, as compared to the same periods in 2020, primarily due to lower yields on our marketable securities portfolio. Interest expense for the three and six months ended June 30, 2021 decreased, as compared to the same periods in 2020, due to the repayment of our long-term debt in May 2021, replaced by the issuance of Convertible Notes in May 2021. In connection with the repayment of our long-term debt, we recorded a one-time loss on debt extinguishment of $5.2 million during the three months ended June 30, 2021. The change in the fair value of warrant liability is primarily due to the decrease in our stock price during the three months ended June 30, 2021 and the increase in our stock price during the six months ended June 30, 2021. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of June 30, 2021, we had $345.8 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of June 30, 2021, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

Pursuant to the CEPI agreement, advanced payments received from CEPI to reserve a specified quantity of CpG 1018 totaling $107.0 million, net of the amount payable to CEPI of $2.6 million, were recorded as long-term deferred revenue in our condensed consolidated balance sheets.

Pursuant to the supply agreement with Clover, we recognized deferred revenue pursuant to an initial invoice for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant, outside of the CEPI Agreement. As of June 30, 2021, deferred revenue related to Clover’s supply agreement totaling $72.9 million was recorded in our condensed consolidated balance sheets.

Pursuant to the supply agreement with Valneva Scotland Limited (“Valneva”), we received advanced payments to purchase specified quantities of CpG 1018 adjuvant which were recorded as deferred revenue. As of June 30, 2021, deferred revenue related to the supply agreement totaling $55.4 million was recorded in our condensed consolidated balance sheets.

For the six months ended June 30, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to a 2020 At Market Sales Agreement with Cowen and Company, LLC (“2020 ATM Agreement”). All of these shares were sold during the three months ended March 31, 2021. As of June 30, 2021, we had $120.5 million remaining under the 2020 ATM Agreement.

During the six months ended June 30, 2021, we generated $148.8 million of cash from our operations primarily due to our net income of $5.4 million, of which $37.9 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the six months ended June 30, 2020, we used $48.7 million of cash for our operations primarily due to our net loss of $64.2 million, of which $30.3 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, amortization of intangible assets, depreciation and amortization, non-cash interest expense, amortization of right-of-use assets and accretion and amortization on marketable securities. Cash provided by our operations during the first half of 2021 increased by $197.5 million. For the six months ended June 30, 2021, we received an advance payment from CEPI in the amount of $109.5 million which was recorded as long-term deferred revenue. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2021 and 2020, net cash used in investing activities was $86.4 million and $38.8 million, respectively. Cash used in investing activities during the first six months of 2021 and 2020 included $83.6 million and $28.8 million of net purchases of marketable securities, respectively. During the first six months of 2020, we paid $7.0 million of sublicense payment to Merck.

During the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $35.6 million and $108.0 million, respectively. Cash provided by financing activities for the first six months of 2021 included net proceeds of $219.8 million from the issuance of our Convertible Notes, $28.2 million from our 2020 ATM Agreement, $3.4 million from warrants exercised offset by $190.2 million repayment of our long-term debt and $27.2 million purchases of capped call options. Cash provided by financing activities for the first six months of 2020 included net proceeds of $75.4 million and $32.3 million from the issuance of common stock under our underwritten public offering in May 2020 and our, now terminated, 2017 ATM Agreement, respectively.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and six months ended June 30, 2021, we recorded net income of $4.5 million and $5.4 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

Contractual Obligations

As of June 30, 2021, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 adjuvant and for clinical research, totaled $106.8 million.

As of June 30, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.5 million. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

In May 2021, we repaid the Term Loans Principal under the Loan Agreement, in full. With the full repayment of the Term Loans Principal, all security interests, covenants, liens and encumbrances under the Loan Agreement were permanently released.

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

During the six months ended June 30, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements concerning the effect of the COVID-19 pandemic on our business, our future efforts to obtain regulatory approval, achieve restructuring goals, advance our collaborations, manufacture and commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission on February 25, 2021.

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been launched in the United States, and approved in the European Union, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of HEPLISAV-B will require significant resources and time and, while Dynavax personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is the company’s first marketed product, the potential uptake of the product in distribution and the timing for growth in sales, if any, is unpredictable and we may not be successful in commercializing HEPLISAV-B. We have never launched a product in the European Union before, and despite the recent European approval of HEPLISAV-B, there can be no certainty that we will succeed in our European launch efforts. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms, or that in a potentially evolving reimbursement environment our efforts may fail to overcome established competition at favorable pricing or at all.

We converted our contracted U.S. field sales team into full-time Dynavax employees in the second quarter of 2019. Before then we had not previously employed an in-house field sales team, and thus have limited experience in overseeing and managing an employed salesforce. In addition, retention of capable sales personnel may be more difficult with focus on a single product offering and we must retain our salesforce in order for HEPLISAV-B to establish a commercial presence.

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
•

whether we will maintain sufficient financial resources to cover the costs and expenses associated with creating and sustaining a capable sales and marketing organization and related commercial infrastructure.

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

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive efforts to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. Our field-based personnel have mostly paused in-person customer interactions in healthcare settings and are generally using electronic communication, such as emails, phone calls and video conferences. Many healthcare and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We expect that the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, our customers’ procurement activities, as well as those of our collaborators, which could negatively affect our product sales.

In addition, due to the ongoing COVID-19 global pandemic, most medical centers restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in mid-March 2020. As states began phasing out restrictions, medical centers began operating under limited capacity and strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines began in the first quarter of 2020, including utilization of HEPLISAV-B. This reduced utilization has significantly impacted sales and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions. While utilization rates have begun to improve more recently, there can be no assurance of the timing or likelihood for adult vaccine utilization rates to return to pre-COVID levels.

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

If we, or our partners, are not successful in setting our marketing, pricing and reimbursement strategies, recruiting and maintaining effective sales and marketing personnel or building and maintaining the infrastructure to support commercial operations in the U.S. and elsewhere, we will have difficulty successfully commercializing HEPLISAV-B, which would adversely affect our business and financial condition.

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

The COVID-19 pandemic, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. In accordance with guidance issued by the Centers for Disease Control and Prevention, WHO and local authorities, beginning in March 2020, most of our global workforce transitioned to working remotely. The principal purchasers of HEPLISAV-B, including independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies, have all drastically curtailed their day-to-day activities and ceased allowing or significantly reduced access to their facilities for non-COVID-19 related business. Thus, our field sales and medical science employees increased their use of telephone and web-based means to seek to carry out their roles where necessary, which may not be as effective as being in-person.

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

Current quarantines, shelter-in-place, executive and similar government orders related to COVID-19 have had no material impact on the supply of HEPLISAV-B and we have no current expectation that they will. However, if such restrictions are increased or continue for a substantial period of time, they could impact personnel at our manufacturing facility in Germany and third-party manufacturing facilities in the United States or abroad. This could adversely affect our ability to maintain and distribute a consistent supply of HEPLISAV-B or CpG 1018 adjuvant sufficient to meet demand.

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

The COVID-19 pandemic continues to rapidly evolve, and new variants of the virus continue to emerge. While some vaccines have been recently approved, it is not clear whether, which, or to what extent these vaccines will protect against current or future variants of the virus. The extent to which the COVID-19 pandemic impacts our business, our future sales of HEPLISAV-B, sales of CpG 1018 adjuvant and revenue will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures in the United States and elsewhere, business disruptions and the effectiveness of actions taken in the United States and elsewhere to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these impacts could continue to adversely impact our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

As we continue to focus on the commercialization of HEPLISAV-B and CpG 1018, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.

As our commercial operations expand, we expect that we will also need to manage additional relationships with various third parties, including sole source suppliers, distributors, wholesalers and hospital customers. Future growth, including managing an in-house field sales team, will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize HEPLISAV-B and CpG 1018, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train and integrate additional management, administrative and sales and marketing personnel, or secure sufficient or timely supply from third party service and product providers, and our failure to accomplish any of these activities could prevent us from successfully growing our company.

As we plan for broader commercialization of HEPLISAV-B and for expanded capacity to manufacture our CpG 1018 adjuvant, our financial commitments to increase supply capacity might outpace actual demand for our products.

As we plan to scale up production capabilities for HEPLISAV-B as well as production capabilities for our CpG 1018 advanced adjuvant, to support potential vaccine collaborations and response to COVID-19 and other initiatives, we have been, and in the future will be, required to make significant financial commitments to reserve manufacturing capacity at our contract manufacturing organizations (“CMOs”). Under ordinary circumstances we would make these commitments close in time and with some level of certainty that we have customers making similar commitments to us. Because of long lead times on manufacturing, uncertainty about who will ultimately buy adjuvant from us and in what quantities, if any, as well as the need to book manufacturing capacity in advance, the financial commitments we make to our CMOs to support manufacturing may not be recovered in its entirety, or at all, if our collaborators do not ultimately purchase from us. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. As a result, we could end up making financial commitments that we never recover if demand for the adjuvant does not materialize in the volumes we are expecting.

As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product that we are reliant upon third parties to manufacture on our behalf.

As our commercial business begins to expand in connection with commercial sales of HEPLISAV-B and CpG 1018, the contracts we enter into with our customers will generally carry delivery obligations that require us to deliver product in certain quantities and meeting certain quality thresholds, among other things, all within specified timeframes. If, for any reason, whether due to reliance on third-party manufacturers or otherwise, we are unable to deliver timely, compliant products to our customers in quantities that meet our contractual obligations, we could be subject to lost revenue, contractual penalties, suits for damages, harm to our reputation or other problems that could materially and adversely affect our business.

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

Numerous other factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, sales of CpG 1018 accounted for 83% of our overall revenue, and one CpG 1018 customer accounted for 66% of our revenue, during the six months ended June 30, 2021. If orders from our top customers or the number of CpG 1018 collaborations are reduced or discontinued, our revenue in future periods may materially decrease.  Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects.  Similarly, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our products and our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our product candidates in commercial quantities. With respect to HEPLISAV-B, we have switched to a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to manufacture sufficient supply in this presentation.

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

We have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce our CpG 1018 adjuvant for HEPLISAV-B and our pre-filled syringe presentation. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing supplier for CpG 1018 adjuvant, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B and developing and commercializing our and our collaborators’ product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers or at all.

In countries outside of the U.S., we may not be able to comply with ongoing and comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or disrupt the commercialization of our products or our and our collaborators’ product candidates and could result in significant expense.

We have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop a vaccine for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant or otherwise are inadequate, we may be unable to realize recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant.

As part of our business, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing vaccine development, the results of clinical trials, whether the vaccine will be approved for use, the extent of competition, government actions and whether a vaccine can be successfully manufactured and commercialized. As a result, these collaborative efforts may not be as successful as we expect, or at all.

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. If a collaborative partner fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. We also rely on a single supplier to produce our CpG 1018 adjuvant. If we were unable to maintain our existing supplier for the adjuvant, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines by our third-party collaborators. We or other third parties may not be able to produce sufficient adjuvant at a cost, quantity and quality similar to that available from our current third-party supplier, or at all, and even if we add an additional supplier, there is no guarantee such supplier will be able to manufacture supplemental quantities sufficient to support commercial demand to the extent it materializes and in the timeframes required.

Our adjuvant has no composition of matter patent protection. We have filed patent applications claiming compositions and methods of use of CpG 1018 adjuvant for COVID-19 and other vaccines. In addition, we rely on trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018 adjuvant. If we are unable to adequately obtain or enforce our proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we may not have the ability to prevent others from developing or commercializing a vaccine containing the adjuvant. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

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

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell certain of our products or product candidates on commercially reasonable terms.

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

In the second quarter of 2019, we implemented a strategic restructuring that would focus our efforts on HEPLISAV-B, which included a reduction in our workforce and operations to focus resources on HEPLISAV-B commercialization and sales execution as well as assess additional opportunities to leverage our CpG 1018 adjuvant. In 2020, we announced the sale of assets related to our SD-101 program. Additionally, we are seeking strategic alternatives for of the remaining assets in our immuno-oncology portfolio, including our development stage product DV281. In connection with the restructuring, we made the determination to wind down ongoing immuno-oncology trials. Our ability to successfully execute on a strategic alternative for the assets that remain in our immuno-oncology portfolio is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative for our immuno-oncology assets upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if any at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative involving our immuno-oncology assets may be costly and time-consuming. Our strategic restructuring may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

We are subject to ongoing FDA and EMA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with HEPLISAV-B.

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018, concluded in November 2020 and final results were presented in April 2021, with the study report being prepared for submission to the FDA. We are also committed to conducting an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct and/or complete these studies to the satisfaction of the FDA could result in withdrawal of our BLA approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck and GlaxoSmithKline plc (“GSK”) and if approved outside the U.S., with vaccines from those companies as well as several additional established pharmaceutical companies. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and United States. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. A three-dose HBV vaccine manufactured by VBI Vaccines Inc. (“VBI”) is approved in Israel, and recently completed Phase 3 trials in the United States, Europe and Canada.

We are also in competition with companies developing vaccines and vaccine adjuvants, generally, including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Seqirus, Agenus, Inc., Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson and VBI.

Existing and potential competitors or other market participants may also compete with us for qualified commercial, scientific and management personnel, as well as for technology that would otherwise be advantageous to our business. Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified personnel in the near-term, particularly with respect to HEPLISAV-B commercialization. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to obtain financing, enter into collaborative arrangements, sell our product candidates or generate revenues.

We have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and CpG 1018, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have generated limited revenue from the sale of products and, prior to January 1, 2021, have incurred losses in each year since we commenced operations in 1996. Our net income for the six months ended June 30, 2021 was $5.4 million compared to net loss of $64.2 million for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $1.3 billion.

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

As of June 30, 2021, we had $345.8 million in cash, cash equivalents and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and six months ended June 30, 2021, we recorded net income of $4.5 million and $5.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $1.3 billion. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

The FDA or other foreign regulatory agencies or we ourselves could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including with respect to our product candidates and those of our partners in combination agent studies:

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
•

the inability to retain participants who have initiated a clinical trial but may withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are otherwise unavailable for further follow-up.

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

With respect to HEPLISAV-B and our other product candidates in development, we and our third-party manufacturers and suppliers are required to comply with applicable GMP regulations and other international regulatory requirements. The regulations require that our products and product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of key components and materials must be named in a BLA submitted to the FDA for any product candidate for which we are seeking FDA approval. Additionally, third-party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the manufacture of our products or product candidates, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

If, as a result of the FDA’s inspections, it determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may not approve the product or may suspend the manufacturing operations. If the manufacturing operations of any of the suppliers for our products or product candidates are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would harm our business. In addition, if delivery of material from our suppliers were interrupted for any reason, we might be unable to ship our approved product for commercial supply or to supply our products in development for clinical trials. Significant and costly delays can occur if the qualification of a new supplier is required.

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

•

our ability to generate future payments and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and successfully manufacture and commercialize the products developed from our drug candidates;

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

•

federal false claims laws, including the False Claims Act, and Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to the government or its agents that are false or fraudulent;

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

Internationally, the General Data Protection Regulation (“GDPR”) requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition. Also, mechanisms for legally transferring information under the GDPR remain unclear. At present, there are few if any viable alternatives to the standard contractual clauses, or SCCs, so future developments may necessitate further expenditures on local infrastructure, changes to internal business processes, or may otherwise affect or restrict sales and operations.

In addition, our data security and information technology systems, as well as those of our partners and contractors, are potentially vulnerable to data security breaches, whether by employees or others, that may expose sensitive data or personal information to unauthorized persons.

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may have an adverse effect on our operations and business.*

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There have been executive, legal and political challenges to certain aspects of ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (“BBA”) among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare reform measures will impact the ACA and our business.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

For example, our HEPLISAV-B and CpG 1018 adjuvant have no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by method of use patents relating to HEPLISAV-B and the use of CpG 1018 in vaccines, and trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to HEPLISAV-B and CpG 1018. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that expire in 2032. We have filed patent applications claiming compositions and methods of use of CpG 1018 for COVID-19 and other vaccines, but we cannot provide any assurances that we will receive an issued patent for any of these patent applications or that, if issued, any of these patents will provide adequate protection for any intended use of CpG 1018 in vaccines. If we are unable to adequately obtain patent protection or enforce our other proprietary rights relating to CpG 1018, we may be unable to realize any recurring commercial benefit from the development of a vaccine containing CpG 1018, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018.

The biopharmaceutical patent environment outside the U.S. is also uncertain. We may be particularly affected by this uncertainty since several of our product candidates or our collaborators’ vaccine candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection, if any. For example, while many countries such as the U.S. permit method of use patents relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving and may be unfavorably interpreted to prevent us from successfully prosecuting some or all of our pending patent applications relating to the use of CpG 1018. There are some countries that currently do not allow such method of use patents, or that significantly limit the types of uses that are patentable.

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	we may not receive an issued patent for any of our patent applications or for any patent applications that we have exclusively licensed now or in the future;
•	the pending patent applications we have filed or to which we have exclusive rights may take longer than we expect to result in issued patents;
•	the claims of any patents that are issued may not provide meaningful protection or may not be valid or enforceable;
•	we might not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our collaborators may not provide a competitive advantage;
•	patents issued to other parties may limit our intellectual property protection or harm our ability to do business;
•	other parties may independently develop similar or alternative technologies or duplicate our technologies and commercialize discoveries that we attempt to patent;
•	other parties may design around technologies we have licensed, patented or developed; and
•	pending patent applications or issued patents may be challenged by third parties in proceedings, such as inter partes review (“IPR”), pre- and post-grant oppositions, and post grant review (“PGR”).

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

Risks Related to our Common Stock

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

•	our ability to receive timely regulatory approval for our product candidates;
•	our ability to establish and maintain collaborations for the development and commercialization of our product candidates;
•	our ability to raise additional capital to fund our operations;
•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•	changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;
•	our ability to obtain component materials and successfully enter into manufacturing relationships for our products or product candidates or establish manufacturing capacity on our own;
•	our ability to establish and maintain licensing agreements for intellectual property necessary for the development of our product candidates;
•	changes in government regulations, general economic conditions or industry announcements;
•	changes in the structure of healthcare payment systems;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	the volume of trading in our common stock;
•	investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance; and
•

industry conditions and general financial, economic and political instability, as well as developments with respect to the COVID-19 global pandemic, including but not limited to regulatory initiatives, such as the imposition of compulsory licenses related to COVID-19 vaccines, that may result in a general weakening of intellectual property protections.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, (the “Cowen Agreement”) under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million.

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

Risks Related to the Convertible Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.*

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $225.5 million in 2.50% convertible senior notes due 2026 (“Convertible Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.*

Holders of the Convertible Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. Moreover, we will be required to repay the Convertible Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay cash with respect to Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible Notes or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes. A default under the indenture governing the Convertible Notes or the occurrence of a fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the Convertible Notes could constitute an event of default under any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.*

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Certain provisions in the indenture governing the notes may delay or prevent an otherwise beneficial takeover attempt of us.*

Certain provisions in the indenture governing the notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the notes will require us, subject to certain exceptions, to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The Capped Calls may affect the value of the Convertible Notes and our common stock.*

In connection with the issuance of the Convertible Notes, we have entered into Capped Calls with the option counterparties. The Capped Calls cover, subject to customary adjustments, the number of shares of common stock that initially underlie the Capped Calls. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

In connection with establishing their initial hedges of the Capped Calls, we have been advised that the option counterparties and/or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Convertible Notes. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so on each exercise date of the Capped Calls, which are expected to occur during the 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of the Convertible Notes, or following any termination of any portion of the Capped Calls in connection with any repurchase, redemption or early conversion of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes.

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

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal, state and/or international data breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including, but not limited to, HIPAA, similar state data protection regulations, and the GDPR, resulting in significant penalties; increased costs; loss of revenue; expenses of computer or forensic investigations; material fines and penalties; compensatory, special, punitive or statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; or injunctive relief. News reports have also highlighted COVID research-specific hacking and phishing attempts. Because we and our collaborators are working on vaccines, including potential COVID vaccines, we may be at higher-than-average risk for such attempts.

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

U.S. and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. In 2020, we experienced a cybersecurity incident known as a phishing e-mail scam, and although we do not consider its impact on us to be material, if we are unable to prevent this or other such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent such events.

Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	3.1	8-K	August 8, 2019	001-34207
3.10	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Series B Preferred Stock Certificate	4.3	10-Q	November 7, 2019	001-34207
4.4	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
4.5	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.6	Form of Global Note, representing Dynavax Technologies Corporation’s 2.5% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.5)	4.2	8-K	May 13, 2021	001-34207
10.1^	First Amendment to Agreement, dated May 3, 2021, between the Company and Coalition for Epidemic Preparedness Innovations					X
10.2	Amendment No. 5 to Term Loan Agreement and Fee Letter, dated May 3, 2021, by and among Company, CRG Partners III L.P., CRG Partners III-Parallel Fund “A” L.P. and CRG Servicing LLC					X
10.3+	Amended and Restated Dynavax Technologies Corporation 2021 Inducement Award Plan					X
10.4+	Dynavax Technologies Corporation Amended and Restated 2014 Employee Stock Purchase Plan	Appendix A	DEF 14A	April 16, 2021	001-34207
10.5	Form of Confirmation for Capped Call Transactions	10.1	8-K	May 13, 2021	001-34207
10.6^	Supply Agreement dated June 29, 2021 by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited					X
10.7^	Supply Agreement dated July 1, 2021 by and between Company and Biological E. Limited					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

+	Indicates management contract, compensatory plan or arrangement.
^

Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 4, 2021	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2021	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller
(Principal Accounting Officer)