Form 10-Q
period 2021-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2021-11-04
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, the registrant had outstanding 119,952,132 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, our anticipated market opportunity and level of sales of HEPLISAV-B, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018® adjuvant, including any potential vaccine for COVID-19 stemming from our multiple collaborations, our ability to manufacture sufficient supply of CpG 1018 to meet potential future demand in connection with new vaccines, and to meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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
•
Our business and operations have been and may continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic. While we have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop a vaccine for COVID-19, our collaborators generally have primary responsibility for the development, conduct of clinical trials, for seeking and obtaining regulatory approval, and for the manufacture and commercialization of any approved vaccine, and these collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant are inadequate; we may be unable to realize any commercial benefit from the development of a vaccine containing CpG 1018 adjuvant.
•
Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.
•
We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell our products or product candidates on commercially reasonable terms.
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
•
Despite recent profitability, we have incurred annual net losses in each year since our inception and anticipate that we could continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant, and if we are unable to sustain profitability, the market value of our common stock will likely decline. Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we could require substantial additional capital to finance our operations.
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
•
HEPLISAV-B and most of our earlier stage programs, including our CpG 1018 adjuvant, rely on oligonucleotide toll-like receptor (“TLR”) agonists. Serious adverse event data relating to TLR agonists may require us to reduce the scope of or discontinue our operations, or reevaluate the viability of strategic alternatives.
•
As we plan for broader commercialization of HEPLISAV-B and for expanded capacity to manufacture our CpG 1018 adjuvant, our financial commitments to increase supply capacity might outpace actual demand for our products. Also, if we are unable to maintain our production operations in Dusseldorf and our existing supplier for CpG 1018 adjuvant, we would have to establish alternate qualified manufacturing capabilities, which could result in significant additional operating costs and delays in developing and commercializing HEPLISAV-B and any approved or potential vaccine utilizing CpG 1018. There can be no assurance that we or other third parties will be able to produce CpG 1018 at a cost, quantity and quality sufficient to support our existing or any future collaborations.
•
We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture HEPLISAV-B. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we and our collaborators have limited experience in manufacturing our products and product candidates in commercial quantities. With respect to HEPLISAV-B, we use a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our or our contract manufacturer's ability to provide sufficient supply in this presentation.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$246,351	$32,073
Marketable securities available-for-sale	167,804	132,963
Accounts and other receivables, net	200,362	22,661
Inventories, net	67,297	63,689
Prepaid manufacturing	109,763	29,423
Prepaid expenses and other current assets	61,093	9,206
Total current assets	852,670	290,015
Property and equipment, net	34,251	30,567
Operating lease right-of-use assets	26,772	26,583
Goodwill	2,171	2,297
Restricted cash	224	237
Other assets	3,623	3,573
Total assets	$919,711	$353,272
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,596	$3,312
Accrued research and development	3,935	2,805
Accrued liabilities	87,910	19,099
Warrant liability	72,017	10,736
Deferred revenue	358,588	38,212
Other current liabilities	2,889	3,247
Total current liabilities	528,935	77,411
Long-term debt, net of debt discount of $1,094 at December 31, 2020	-	179,811
Convertible Notes, net of debt discount of $5,277 at September 30, 2021 (see Note 7)	220,223	-
Long-term deferred revenue	67,969	-
Long-term portion of lease liabilities	34,929	34,789
Other long-term liabilities	79	2,568
Total liabilities	852,135	294,579
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value
Authorized: 5,000 shares; Issued and outstanding:	-	-
Series B Convertible Preferred stock ̶ no shares and 4 shares at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock: $0.001 par value; 278,000 shares authorized at September 30, 2021 and December 31, 2020; 119,787 shares and 110,190 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	120	110
Additional paid-in capital	1,386,114	1,352,374
Accumulated other comprehensive (loss) gain	(1,528)	273
Accumulated deficit	(1,317,130)	(1,294,064)
Total stockholders’ equity	67,576	58,693
Total liabilities and stockholders’ equity	$919,711	$353,272

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$106,996	$13,276	$242,558	$26,195
Other revenue	1,274	138	1,814	806
Total revenues	108,270	13,414	244,372	27,001
Operating expenses:
Cost of sales - product	60,090	4,031	99,560	7,352
Cost of sales - amortization of intangible assets	-	-	-	2,500
Research and development	6,186	8,521	21,111	19,058
Selling, general and administrative	26,926	21,538	70,932	61,418
Gain on sale of assets (Note 5)	(1,000)	(6,851)	(1,000)	(6,851)
Total operating expenses	92,202	27,239	190,603	83,477
Income (loss) from operations	16,068	(13,825)	53,769	(56,476)
Other income (expense):
Interest income	39	269	134	1,190
Interest expense	(1,676)	(4,794)	(9,497)	(14,257)
Sublease income	2,022	1,926	5,714	5,779
Loss on debt extinguishment (Note 8)	-	-	(5,232)	-
Change in fair value of warrant liability (Note 11)	(45,121)	21,245	(68,576)	4,200
Other	238	(420)	622	(209)
Net (loss) income	(28,430)	4,401	(23,066)	(59,773)
Net (loss) income per share attributable to common stockholders
Basic	$(0.24)	$0.04	$(0.20)	$(0.61)
Diluted	$(0.24)	$(0.15)	$(0.20)	$(0.65)
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	116,903	109,816	114,540	97,589
Diluted	116,903	111,973	114,540	98,577

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(28,430)	$4,401	$(23,066)	$(59,773)
Other comprehensive (loss) income, net of tax:
Reclassification of realized gain on available-for-sale securities recognized in interest income	-	(108)	-	(21)
Change in unrealized gain (loss) on marketable securities available- for-sale	(18)	(75)	11	30
Foreign currency translation adjustments	(797)	1,256	(1,812)	1,356
Total other comprehensive (loss) income	(815)	1,073	(1,801)	1,365
Total comprehensive (loss) income	$(29,245)	$5,474	$(24,867)	$(58,408)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended September 30, 2021	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at June 30, 2021	114,756	$114	4	$-	$1,372,679	$(713)	$(1,288,700)	$83,380
Issuance of common stock upon exercise of stock options and restricted stock awards, net	582	2	-	-	3,980	-	-	3,982
Issuance of common stock upon exercise of warrants	196	-	-	-	3,625	-	-	3,625
Conversion of preferred stock	4,140	4	(4)	-	(4)	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	113	-	-	-	458	-	-	458
Stock compensation expense	-	-	-	-	5,376	-	-	5,376
Total other comprehensive loss	-	-	-	-	-	(815)	-	(815)
Net loss	-	-	-	-	-	-	(28,430)	(28,430)
Balances at September 30, 2021	119,787	$120	-	$-	$1,386,114	$(1,528)	$(1,317,130)	$67,576

Nine Months Ended September 30, 2021
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,415	2	-	-	5,315	-	-	5,317
Issuance of common stock upon exercise of warrants	946	1	-	-	11,552	-	-	11,553
Conversion of preferred stock	4,140	4	(4)	-	(4)	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	217	-	-	-	841	-	-	841
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	2,879	3	-	-	28,153	-	-	28,156
Issuance of capped call options	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	15,123	-	-	15,123
Total other comprehensive loss	-	-	-	-	-	(1,801)	-	(1,801)
Net loss	-	-	-	-	-	-	(23,066)	(23,066)
Balances at September 30, 2021	119,787	$120	-	$-	$1,386,114	$(1,528)	$(1,317,130)	$67,576

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended September 30, 2020	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at June 30, 2020	109,503	$109	4	$-	$1,343,279	$(2,095)	$(1,282,998)	$58,295
Issuance of common stock upon exercise of stock options and restricted stock awards, net	457	1	-	-	212	-	-	213
Issuance of common stock under Employee Stock Purchase Plan	104	-	-	-	361	-	-	361
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	109	-	-	-	839	-	-	839
Stock compensation expense	-	-	-	-	4,102	-	-	4,102
Total other comprehensive income	-	-	-	-	-	1,073	-	1,073
Net income	-	-	-	-	-	-	4,401	4,401
Balances at September 30, 2020	110,173	$110	4	$-	$1,348,793	$(1,022)	$(1,278,597)	$69,284

Nine Months Ended September 30, 2020
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Conversion of preferred stock	700	1	(1)	-	-	-	-	1
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,192	1	-	-	223	-	-	224
Issuance of common stock under Employee Stock Purchase Plan	195	-	-	-	672	-	-	672
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 11)	24,215	24	-	-	108,513	-	-	108,537
Stock compensation expense	-	-	-	-	9,968	-	-	9,968
Total other comprehensive income	-	-	-	-	-	1,365	-	1,365
Net loss	-	-	-	-	-	-	(59,773)	(59,773)
Balances at September 30, 2020	110,173	$110	4	$-	$1,348,793	$(1,022)	$(1,278,597)	$69,284

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(23,066)	$(59,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,280	3,166
Amortization of right-of-use assets	2,013	1,906
Gain on disposal of property and equipment and from lease termination	-	(76)
Amortization of premium (accretion of discounts) on marketable securities	442	193
Realized gain on available-for-sale securities	-	(56)
Loss on debt extinguishment	5,232	-
Change in fair value of warrant liability	68,576	(4,200)
Stock compensation expense	15,123	9,968
Cost of sales - amortization of intangible assets	-	2,500
Non-cash interest expense	2,546	2,129
Tenant improvements provided by the landlord	-	908
Gain on sale of assets	(1,000)	(6,851)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(177,701)	(22,137)
Inventories, net	(3,608)	(17,701)
Prepaid manufacturing	(80,340)	-
Prepaid expenses and other current assets	(51,887)	(11,406)
Other assets	(50)	106
Accounts payable	(545)	(1,433)
Lease liabilities	(2,416)	(2,131)
Deferred revenue	320,376	21,712
Long-term deferred revenue	67,969	-
Accrued liabilities and other liabilities	70,087	6,668
Net cash provided by (used in) operating activities	215,031	(76,508)
Investing activities
Acquisition of technology licenses	-	(7,000)
Purchases of marketable securities	(164,927)	(171,982)
Proceeds from maturities and redemptions of marketable securities	129,655	117,650
Proceeds from sales of marketable securities	-	20,902
Purchases of property and equipment, net	(6,441)	(3,303)
Proceeds from sale of assets, net of transaction costs	1,000	2,859
Net cash used in investing activities	(40,713)	(40,874)
Financing activities
Proceeds from issuance of common stock, net	28,156	108,537
Proceeds from issuance of Convertible Notes, net	219,822	-
Purchases of capped call options	(27,240)	-
Repayment of long-term debt	(190,194)	-
Proceeds from warrants exercises	4,258	-
Proceeds from exercise of stock options and restricted stock awards, net	5,317	224
Proceeds from Employee Stock Purchase Plan	841	672
Net cash provided by financing activities	40,960	109,433
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,013)	763
Net increase (decrease) in cash, cash equivalents and restricted cash	214,265	(7,186)
Cash, cash equivalents and restricted cash at beginning of period	32,310	40,100
Cash, cash equivalents and restricted cash at end of period	$246,575	$32,914
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,965	$12,149
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$1,561	$-
Right-of-use assets obtained in exchange of lease liabilities (modification)	$2,468	$364

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018®, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis, plague and universal influenza.

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

Liquidity and Financial Condition

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $414.2 million. In May 2021, we issued $225.5 million in 2.50% convertible senior notes due 2026 (“Convertible Notes”). We used approximately $190.2 million of the net proceeds to retire our previous loan agreement with CRG Servicing LLC (see Note 8) and $27.2 million of the net proceeds to pay the costs of the capped call transactions (the “Capped Calls”) (see Note 7). As of September 30, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.3 million (see Note 7). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and nine months ended September 30, 2021, we recorded net loss of $28.4 million and $23.1 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of September 30, 2021, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. There have been no material adjustments to these estimates for the three and nine months ended September 30, 2021 and 2020.

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

Inventories, net

HEPLISAV-B Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three and nine months ended September 30, 2021 and 2020, there were no inventory reserves recognized.

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

CpG 1018 Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three and nine months ended September 30, 2021 and 2020, there were no inventory reserves recognized.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three and nine months ended September 30, 2021.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets
Money market funds	$241,451	$-	$-	$241,451
U.S. treasuries	-	12,281	-	12,281
U.S. government agency securities	-	36,343	-	36,343
Corporate debt securities	-	119,180	-	119,180
Total assets	$241,451	$167,804	$-	$409,255
Liabilities
Warrant liability	$-	$-	$72,017	$72,017

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets
Money market funds	$23,128	$-	$-	$23,128
U.S. treasuries	-	32,579	-	32,579
U.S. government agency securities	-	40,321	-	40,321
Corporate debt securities	-	61,063	-	61,063
Total assets	$23,128	$133,963	$-	$157,091
Liabilities
Warrant liability	$-	$-	$10,736	$10,736

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

As of September 30, 2021, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	4,895,100
Expected term	0.4 year
Expected volatility	0.8
Risk-free interest rate	0.1%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for the nine months ended September 30, 2021 (in thousands):

Balance at December 31, 2020	$10,736
Increase in fair value of warrants exercised	4,776
Warrants exercised	(7,295)
Increase in the estimated fair value of warrant liability upon revaluation	63,800
Balance at September 30, 2021	$72,017

Convertible Notes

As of September 30, 2021, the fair value of the Convertible Notes was $457.2 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy (see Note 7). estimate of fair value using their proprietary model

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$246,351	$32,073	$32,688	$39,884
Restricted cash	224	237	226	216
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$246,575	$32,310	$32,914	$40,100

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases (see Note 5).

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2021
Cash and cash equivalents:
Cash	$4,900	$-	$-	$4,900
Money market funds	241,451	-	-	241,451
Total cash and cash equivalents	246,351	-	-	246,351
Marketable securities available-for-sale:
U.S. treasuries	12,279	2	-	12,281
U.S. government agency securities	36,338	5	-	36,343
Corporate debt securities	119,145	35	-	119,180
Total marketable securities available-for-sale	167,762	42	-	167,804
Total cash, cash equivalents and marketable securities	$414,113	$42	$-	$414,155
December 31, 2020
Cash and cash equivalents:
Cash	$7,945	$-	$-	$7,945
Money market funds	23,128	-	-	23,128
Corporate debt securities	1,000	-	-	1,000
Total cash and cash equivalents	32,073	-	-	32,073
Marketable securities available-for-sale:
U.S. treasuries	32,548	31	-	32,579
U.S. government agency securities	40,313	14	(6)	40,321
Corporate debt securities	60,071	3	(11)	60,063
Total marketable securities available-for-sale	132,932	48	(17)	132,963
Total cash, cash equivalents and marketable securities	$165,005	$48	$(17)	$165,036

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$167,762	$167,804
Mature after one year through two years	-	-
	$167,762	$167,804

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
•
the type of investments made.

There were no realized gains or losses from the sale of marketable securities during the three and nine months ended September 30, 2021. For both the three and nine months ended September 30, 2020, there were gross realized gains on investments of $0.1 million and no gross realized losses. All investments with unrealized losses at September 30, 2021 have been in a loss position for less than twelve months. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis. To date, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$30,332	$25,121
Work-in-process	9,956	30,293
Finished goods	27,009	8,275
Total	$67,297	$63,689

As of September 30, 2021 and December 31, 2020, included in finished goods inventory was $22.2 million and $6.7 million of HEPLISAV-B inventory, respectively. The remaining balance in finished goods inventory was CpG 1018. There was no CpG 1018 balance within raw materials and work-in-process inventory as of September 30, 2021 and December 31, 2020.

We recorded prepaid manufacturing costs related to prepayments made to third-party manufacturers of CpG 1018 adjuvant, of $109.8 million and $29.4 million as of September 30, 2021 and December 31, 2020, respectively. We expect these costs to be converted into inventory within the next twelve months.

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

In September 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we have received tenant improvement allowance totaling $8.1 million through September 30, 2021. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our September 30, 2021 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease. Lease expense related to the Horton Street Master Lease is included in operating expense in our condensed consolidated statements of operations.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. For the three and nine months ended September 30, 2021, we recognized sublease income of $2.0 million and $5.7 million, respectively. For the three and nine months ended September 30, 2020, we recognized sublease income of $1.9 million and $5.8 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

In September 2021, we entered into a commercial lease agreement in Düsseldorf, Germany (the "New Düsseldorf Lease"). The New Düsseldorf Lease is for the same space that we currently lease in Düsseldorf, Germany and with the same landlord. Our existing lease will continue until December 31, 2021, at which point the New Düsseldorf Lease will be in effect. We have determined that the New Düsseldorf Lease qualifies as a modification not accounted for as a separate contract. The New Düsseldorf Lease has an initial term of 10 years, beginning on January 1, 2022, with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use assets and liabilities as we did not consider it reasonably certain that we would exercise the options. Beginning on January 1, 2024, the base rent is subject to an annual increase at the same percentage of Consumer Price Index of Germany. We are also responsible for certain operating expenses and taxes throughout the life of the New Düsseldorf Lease. We used our estimated incremental borrowing rate of 10.1% to recognize the initial right-of-use asset for the New Düsseldorf Lease.

Our lease expense comprises of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$1,535	$1,550	$4,665	$4,703

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2021 and 2020 was $5.2 million and $5.1 million, respectively, was included in change in lease liabilities in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$2,889	$3,247
Long-term portion of lease liabilities	34,929	34,789
Total operating lease liabilities	$37,818	$38,036

At September 30, 2021, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2021 (remaining)	$1,324	$1,768
2022	5,357	6,186
2023	5,518	5,652
2024	5,684	5,796
2025	5,854	5,945
Thereafter	33,742	34,444
Total	$57,479	59,791
Less:
Present value adjustment		(21,973)
Total		$37,818

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	9.2 years	9.1 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of September 30, 2021, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 and for clinical research, totaled $149.3 million.

As of September 30, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.3 million (see Note 7). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through September 30, 2021 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of September 30, 2021.

Sales of SD-101 Program

In July 2020, we sold assets related to our immuno-oncology compound, SD-101, which included intellectual property, clinical and non-clinical data, regulatory filings, clinical supply inventory and certain contracts, to Surefire Medical Inc. d/b/a TriSalus Life Sciences (“TriSalus”). Pursuant to the Asset Purchase Agreement, we received $5 million upon closing of the transaction and $4 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound.

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

In September 2021, we received payment of $1 million from TriSalus for their meeting a pre-commercialization milestone. In connection with the milestone payment received from TriSalus and under our agreement with Holdings, we paid Holdings $0.5 million. For the three and nine months ended September 30, 2021, we recognized a gain on sale of SD-101 assets of $1 million in our condensed consolidated statements of operations. The $0.5 million payment to Holdings was included in selling, general and administrative expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

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

6. Collaboration, Development and Supply Agreements

Coalition for Epidemic Preparedness Innovations

In January 2021, we entered into an agreement (the “CEPI Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant (“CpG 1018 Materials”). The CEPI Agreement enables CEPI to direct the supply of CpG 1018 Materials to CEPI partner(s). CEPI partner(s) would purchase CpG 1018 Materials under separately negotiated agreements. The CEPI Agreement also allows us to sell CpG 1018 Materials to third parties if not purchased by a CEPI partner within a two-year term.

In exchange for reserving CpG 1018 Materials and agreeing to sell CpG 1018 Materials to CEPI partner(s) at pre-negotiated prices, CEPI agreed to provide payments in the form of an interest-free, unsecured, forgivable loan (the “Advance Payments”) of up to $99.0 million. We are obligated to repay the Advance Payments, in proportion to quantity sold, if and to the extent we receive payments from sales of CpG 1018 Materials reserved under the CEPI Agreement. If the vaccine programs pursued by CEPI partner(s)

are unsuccessful and no alternative use is found for CpG 1018 Materials reserved under the CEPI Agreement, the applicable Advance Payments will be forgiven at the end of the two-year term.

In May 2021, we entered into the first Amendment to the CEPI Agreement. This Amendment provided for the manufacture and reservation of an additional specified quantity of CpG 1018 adjuvant. In exchange for reserving an additional specified quantity of CpG 1018 adjuvant, CEPI agreed to provide additional Advance Payments of up to $77.4 million, together with the initial CEPI Agreement, for total Advance Payments of up to $176.4 million.

We determined that the accounting of the Advance Payments is under the scope of ASC 606. The Advance Payments are to cover the costs of manufacture and to reserve CpG 1018 Materials, which is an output of our ordinary activities. As such, the Advance Payments are initially classified as long-term deferred revenue in our condensed consolidated balance sheets. We are obligated to repay CEPI, in proportion to quantity sold and within a certain period, upon receipt of payment from CEPI partner(s). Thus, when we deliver CpG 1018 Materials to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the Advanced Payments from long-term deferred revenue to accrued liabilities. We recognize the Advance Payments as revenue when the amount (or a portion thereof) is forgiven by CEPI when (i) the CpG 1018 Materials are not sold through to CEPI partner(s), (ii) there is no alternative use and (iii) the CpG 1018 Materials are destroyed.

Through September 30, 2021, we have received Advance Payments totaling approximately $129.4 million pursuant to the CEPI Agreement. As of September 30, 2021, Advance Payments totaling $68.0 million and $58.9 million, were recorded as long-term deferred revenue and accrued liabilities, respectively, in our condensed consolidated balance sheets. No revenue was recognized for the three and nine months ended September 30, 2021.

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

Pricing for CpG 1018 adjuvant is variable depending on the destination where Clover ultimately sells Clover Product to. Pursuant to the Clover Supply Agreement, our initial invoicing is at the lowest price tier, with a true-up mechanism to issue additional invoice for the difference between the initial invoice price and the higher tiered price, if any. In addition, if the net selling price of such Clover Product exceeds a threshold specified in the Clover Supply Agreement, we are entitled to a royalty calculated as a percentage of the excess portion of such net selling price.

For CpG 1018 adjuvant reserved for Clover under the CEPI Agreement, Clover is obligated to pay the purchase price upon the earliest of (i) the true-up exercise, (ii) within a specified period after Clover delivers Clover Product to a customer, or (iii) Clover’s receipt of payment for Clover Product from a customer. For CpG 1018 adjuvant ordered by Clover outside the CEPI Agreement, Clover is obligated to pay a specified percentage of the purchase price, as set forth in a purchase order submitted by Clover, upon our acceptance of such purchase order, and the remainder of the purchase price upon the release of such CpG 1018 adjuvant.

We recognize revenue at the lowest price tier upon transfer of control of CpG 1018 adjuvant to Clover. The potential true-up amount and royalties are considered constrained. There is no significant financing component, as the timing between shipment and payment is expected to be within twelve months. Payments received or invoices issued before we transfer control of CpG 1018 adjuvant are recorded as deferred revenue. When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement, we recognize product revenue and a corresponding contract asset as our right to consideration is contingent on something other than the passage of time, as outlined above.

As of September 30, 2021, our contract asset balance of $52.4 million was included in other current assets in our condensed consolidated balance sheets. There was no contract asset balance at the beginning of the period. As of September 30, 2021, we recognized approximately $192.9 million in deferred revenue for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement. There was no deferred revenue recognized for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Clover under the CEPI Agreement. For the three and nine months ended September 30,2021, we recognized CpG 1018 product revenue of $52.4 million and $58.2 million, respectively.

Biological E. Limited

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI.

Pricing for CpG 1018 adjuvant is variable depending on the destination where Bio E ultimately sells Bio E Product to. Pursuant to the Bio E Supply Agreement, our initial invoicing will be at the lowest price tier, with a true-up mechanism to issue additional invoice for the difference between the initial invoice price and the higher tiered price, if any. In addition, if the net selling price of such Bio E Product exceeds a threshold specified in the Bio E Supply Agreement, we are entitled to a royalty calculated as a percentage of the excess portion of such net selling price.

For CpG 1018 adjuvant reserved for Bio E under the CEPI Agreement, Bio E is obligated to pay, in full, the aggregate purchase price, as set forth in a purchase order submitted by Bio E, upon delivery of CpG 1018 adjuvant. For CpG 1018 adjuvant ordered by Bio E outside the CEPI Agreement, Bio E is obligated to pay a specified percentage of the purchase price, as set forth in a purchase order submitted by Bio E, upon our acceptance of such purchase order, and the remainder of the purchase price upon the delivery of such CpG 1018 adjuvant.

We recognize revenue at the lowest price tier upon transfer of control of CpG 1018 adjuvant to Bio E. The potential true-up amount and royalties are considered constrained. There is no significant financing component, as the timing between shipment and payment is expected to be within twelve months. Payments received or invoices issued before we transfer control of CpG 1018 adjuvant are recorded as deferred revenue.

As of September 30, 2021, we recognized approximately $110.2 million in deferred revenue for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement. There was no deferred revenue recognized for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Bio E under the CEPI Agreement. For the three and nine months ended September 30,2021, we recognized CpG 1018 product revenue of $25.0 million and $25.9 million, respectively.

Medigen Vaccine Biologics

In February 2021, we entered into a Supply Agreement (“Medigen Supply Agreement”) with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine for delivery in the first and second quarters of 2021. Pursuant to the Medigen Supply Agreement, we recognized CpG 1018 product revenue of $6.9 million and $10.6 million in the first and second quarter of 2021, respectively.

In August 2021, we entered into a second supply agreement (“Medigen Supply Agreement No. 2”) to manufacture and supply additional specified quantities of CpG 1018 adjuvant for delivery in the third and fourth quarter of 2021.

Under Medigen Supply Agreement No. 2, pricing for CpG 1018 adjuvant is variable depending on the destination where Medigen ultimately sells Medigen Product to. Pursuant to the Medigen Supply Agreement No. 2, we invoice Medigen based on the highest-tier price, with a true-up mechanism to issue credit to Medigen for the difference between the initial invoice price and the lower tiered price, if any. We invoice Medigen a specified percentage of the aggregate price of the order upon acceptance of the order and the remaining upon delivery. In addition, we are entitled to a royalty calculated as a percentage of the adjusted net sales.

We recognize revenue upon transfer of control of CpG 1018 adjuvant to Medigen at the highest-tiered price. The potential royalties are considered constrained. There is no significant financing component, as the timing between shipment and payment is expected to be within twelve months. Payments received or invoices issued before we transfer control of CpG 1018 adjuvant are recorded as deferred revenue.

Pursuant to the Supply Agreement No. 2, we recognized CpG 1018 product revenue of $6.9 million in the third quarter of 2021.

Valneva SE

In April 2020, we entered into a collaboration agreement ("Valneva Collaboration Agreement") with Valneva Scotland Limited (“Valneva”) to provide CpG 1018 adjuvant for use in the development of Valneva’s COVID-19 vaccine candidate ("VLA2001). The

Valneva Collaboration Agreement was amended in July 2020, to provide additional quantities of CpG 1018 adjuvant. In September 2020, we entered into a supply agreement (“Valneva Supply Agreement”) with Valneva to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the commercialization of VLA2001.

We concluded that the Valneva Collaboration Agreement and the Valneva Supply Agreement were entered into at or near the same time, with the same customer and were negotiated as a package with a single commercial objective to provide CpG 1018 adjuvant to Valneva. Therefore, the Valneva Collaboration Agreement and the Valneva Supply Agreement should be combined and accounted for as a single arrangement.

Pursuant to the Valneva Supply Agreement, we received advanced payments to purchase specified quantities of CpG 1018 adjuvant which were recorded as deferred revenue until we deliver CpG 1018 adjuvant to Valneva. As of September 30, 2021, deferred revenue related to the Valneva Supply Agreement was $55.4 million. No CpG 1018 product revenue was recognized for the three months ended September 30, 2021. For the nine months ended September 30, 2021, we recognized CpG 1018 product revenue of $89.4 million.

In October 2021, we entered into a letter agreement with Valneva, amending the Valneva Supply Agreement. See Note 13.

Bill & Melinda Gates Foundation Grant

In July 2020, we entered into a grant agreement (the "BMGF Grant Agreement") with Bill & Melinda Gates Foundation (“BMGF”), under which we were awarded a grant of up to $3.4 million to scale up production of our CpG 1018 adjuvant to support the global COVID-19 response and we received $1.2 million of the grant from BMGF which we accounted for as deferred revenue in our condensed consolidated balance sheets since September 30, 2020.

In July 2021, the BMGF Grant Agreement expired. Pursuant to the BMGF Grant Agreement, we were not obligated to return the $1.2 million funding that we spent on grant-related activities. In the three and nine months ended September 30, 2021, we recognized $1.2 million as other revenue in our condensed consolidated statements of operations.

U.S. Department of Defense

In September 2021, we entered into an agreement with the U.S. Department of Defense ("DOD") for the development of a recombinant plague vaccine adjuvanted with CpG 1018 for approximately $22.0 million over two and a half years. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DOD's rF1V vaccine. We anticipate the Phase 2 trial will commence in 2022.

7. Convertible Notes

In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 in a private placement. The purchasers also partially exercised their option to purchase additional Convertible Notes in May 2021 and we issued an additional $25.5 million of the Convertible Notes. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under the Loan Agreement and $27.2 million of the net proceeds to pay the costs of the capped call transactions described below.

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

On or after February 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes regardless of the foregoing circumstances. During the period from issuance to September 30, 2021, the conditions allowing holders of the Convertible Notes to convert have not been met and there were no changes to the initial conversion price of the Convertible Notes.

On October 1, 2021, the conditional conversion feature of the Convertible Notes was triggered as the last reported sale price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on September 30, 2021 (the last trading day of the immediately preceding fiscal quarter), and therefore the Convertible Notes are currently convertible, in whole or in part, at the option of the holders between October 1, 2021 through December 31, 2021. Whether the Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of November 4, 2021, we had not received any conversion notices. Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of September 30, 2021.

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

As a result of adopting ASU 2020-06, we accounted for the Convertible Notes as a single liability. As of September 30, 2021, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $5.3 million as a long-term liability on the condensed consolidated balance sheets. As of September 30, 2021, the fair value of the Convertible Notes was $457.2 million. See Note 2. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stated coupon interest	$1,409	$-	$2,145	$-
Amortization of debt issuance cost	265	-	402	-
Total interest expense	$1,674	$-	$2,547	$-

Capped Calls

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with one of the initial purchasers of the Convertible Notes and other financial institutions, totaling $27.2 million (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the Convertible Notes (or 21,542,871 shares of our common stock). The Capped Calls have an initial strike price and an initial cap price of $10.47 per share and $15.80 per share, respectively, subject to certain adjustments. Conditions that cause adjustments to the initial strike price of the

Capped Calls mirror conditions that result in corresponding adjustments to the conversion price of the Convertible Notes. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

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

In May 2021, we repaid the principal on the Term Loans, in full, using the net proceeds from the Convertible Notes issuance. In connection with the early repayment of the Term Loans, in the second quarter of 2021, we recorded $5.2 million loss on debt extinguishment related to the amount we paid to terminate the Term Loans in excess of its carrying value at the time of the repayment. Our final payment of $190.2 million to CRG Servicing LLC satisfied all of our obligations under the Loan Agreement. With the full repayment of the Term Loans, all security interests, covenants, liens and encumbrances under the Loan Agreement were permanently released.

No interest expense related to the Term Loans was recorded in the three months ended September 30, 2021. We recorded $4.8 million of interest expense related to the Term Loans during the three months ended September 30, 2020. We recorded $7.0 million and $14.2 million of interest expense related to the Term Loans during the nine months ended September 30, 2021 and 2020, respectively.

9. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$22,707	$-	$22,707	$11,599	$-	$11,599
CpG 1018	-	84,289	84,289	-	1,677	1,677
Total product revenue, net	$22,707	$84,289	$106,996	$11,599	$1,677	$13,276
Other revenue	1,200	74	1,274	-	138	138
Total revenues	$23,907	$84,363	$108,270	$11,599	$1,815	$13,414

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$44,698	$-	$44,698	$24,518	$-	$24,518
CpG 1018	-	197,860	197,860	-	1,677	1,677
Total product revenue, net	$44,698	$197,860	$242,558	$24,518	$1,677	$26,195
Other revenue	1,460	354	1,814	-	806	806
Total revenues	$46,158	$198,214	$244,372	$24,518	$2,483	$27,001

Revenues from Major Customers

The following table summarizes HEPLISAV-B product revenue from each of our three largest Customers (as a percentage of total HEPLISAV-B product revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Largest Customer	22%	28%	21%	25%
Second largest Customer	20%	25%	21%	22%
Third largest Customer	19%	17%	18%	21%

The following table summarizes CpG 1018 product revenue from each of our two largest collaboration partners (as a percentage of total CpG 1018 product revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Largest collaboration partner	62%	71%	45%	71%
Second largest collaboration partner	30%	25%	29%	25%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the nine months ended September 30, 2021 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Nine months ended September 30, 2021:
Accounts receivable reserves(1)	$2,836	$13,549	$(12,369)	$4,016
Revenue reserve accruals(2)	$6,040	$8,962	$(6,653)	$8,349

(1)
Reserves are for chargebacks, discounts and other fees.
(2)
Accruals are for returns, rebates and other fees.

When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement to Clover, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 6 for further discussion.

Payments received or invoices issued before we satisfy our performance obligations are recorded as deferred revenue until we satisfy such performance obligations. Our deferred revenue activities are related to CpG 1018 product sales. The following table summarizes balances and activities in our deferred revenue accounts for the nine months ended September 30, 2021 (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Revenue recognized in the current period included in deferred revenue balance at the beginning of the period	Balance at End of Period
Nine months ended September 30, 2021:
Deferred revenue	$38,212	$371,860	$(13,272)	$(38,212)	$358,588
Long-term deferred revenue	-	129,420	(61,451)	-	67,969

(1)
Additions are primarily payments received or invoices issued before we satisfy our performance obligations.
(2)
Subtractions are primarily revenues recognized in the period included in deferred revenue during the period and reclassification from long-term deferred revenue to accrued liabilities.

10. Net (Loss) Income Per Share

We compute net (loss) income per share of common stock using the two-class method required for participating securities. We consider Series B Preferred Stocks and warrants to be participating securities because holders of such shares have dividend rights in the event of our declaration of a dividend for common shares. Undistributed earnings allocated to participating securities are subtracted from net (loss) income in determining net (loss) income attributable to common stockholders.

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of our common stock outstanding.

For the calculation of diluted net (loss) income per share, net (loss) income attributable to common stockholders for basic net (loss) income per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and change in fair value of warrant liability. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the resulting net (loss) income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.

The numerators and denominators of the basic and diluted net (loss) income per share computations for our common stock are calculated as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net (loss) income	$(28,430)	$4,401	$(23,066)	$(59,773)
Less: undistributed earnings allocated to participating securities	-	(367)	-	-
Net (loss) income attributable to common stockholders, basic	$(28,430)	$4,034	$(23,066)	$(59,773)
Less: Removal of change in fair value of warrant liability	-	(21,245)	-	(4,200)
Net loss attributable to common stockholders, diluted	$(28,430)	$(17,211)	$(23,066)	$(63,973)
Denominator
Weighted average common stock outstanding, basic	116,903	109,816	114,540	97,589
Effect of dilutive shares:
Effect of dilutive warrants	-	2,157	-	988
Weighted average common stock outstanding, diluted	116,903	111,973	114,540	98,577

The following were excluded from the calculation of diluted net (loss) income per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Outstanding securities not included in diluted net (loss) income per share calculation:
Stock options and stock awards	5,924	10,984	6,274	10,984
Series B Convertible Preferred Stock (as converted to common stock)	-	4,140	-	4,140
Warrants (as exercisable into common stock)	4,895	-	4,895	-
Convertible Notes (as converted to common stock)	21,543	-	21,543	-
Total	32,362	15,124	32,712	15,124

11. Common Stock, Preferred Stock and Warrants

Common Stock

As of September 30, 2021, there were 119,787,380 shares of our common stock outstanding.

In August 2019, we sold 18,525,000 shares of our common stock, par value $0.001 per share, 4,840 shares of our Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) and warrants to purchase up to an aggregate of

5,841,250 shares of our common stock in an underwritten public offering (the “Offering”) for aggregate net proceeds of approximately $65.6 million.

Investment funds associated with Bain Capital Life Sciences Investors, LLC (“Bain Capital Life Sciences”) purchased approximately $35.0 million of common stock, Series B Preferred Stock and warrants in the Offering on the same terms as the other investors in the Offering. Following the Offering, Andrew A. F. Hack, M.D., Ph.D., a Managing Director of Bain Capital Life Sciences, was appointed to our board of directors.

In June 2021, Bain Capital Life Sciences and its affiliates sold warrants to purchase an aggregate of 2,916,250 shares of our common stock for aggregate consideration of $11.8 million, representing all of the warrants held by Bain Capital Life Sciences and its affiliates.

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

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. For the nine months ended September 30, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to the 2020 ATM Agreement. All of these shares were sold during the three months ended March 31, 2021. As of September 30, 2021, we had $120.5 million remaining under the 2020 ATM Agreement.

Preferred Stock

In August 2021, all of the 4,140 shares of Series B Preferred Stock were converted into 4,140,000 shares of common stock. As of September 30, 2021, there were no shares of Series B Preferred Stock outstanding.

Warrants

During the nine months ended September 30, 2021, 946,150 of our common stock warrants were exercised. As of September 30, 2021, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of September 30, 2021 (in thousands)
August 12, 2019	4,895	February 12, 2022	$4.50	4,895

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

The warrants contain provisions that may obligate us to repurchase them for an amount that does not represent fair value in the event of a change of control. Due to this provision, the warrants do not meet the criteria to be considered indexed to our own stock. Accordingly, we recorded the warrants as a derivative liability.

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will be recognized as other income (expense) in the condensed consolidated statements of operations. At September 30, 2021, the estimated fair value of warrant liability was $72.0 million. For the three and nine months ended September 30, 2021, we recognized the increase in the estimated fair value of warrant liability of $45.1 million and $68.6 million, respectively, as expense in other income (expense) in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, we recognized the decrease in the estimated fair value of warrant liability of $21.2 million and $4.2 million, respectively, as income in other income (expense) in our condensed consolidated statements of operations.

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

As of September 30, 2021, the 2018 Equity Incentive Plan, as amended, (“Amended 2018 EIP”), the Amended 2021 Inducement Plan and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans. Under the Amended 2018 EIP, the aggregate number of shares of our common stock that may be issued to employees and directors (subject to adjustment for certain changes in capitalization) is 22,517,869.

Under our stock-based compensation plans, option awards generally vest over a three or four-year period contingent upon continuous service, and expire seven to ten years from the date of grant (or earlier upon termination of continuous service). Option activity under our stock-based compensation plans during the nine months ended September 30, 2021 was as follows (in thousands except per share amounts):

	Shares Underlying Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2020	8,505	$11.57
Options granted	3,562	9.96
Options exercised	(890)	6.10
Options cancelled:
Options forfeited (unvested)	(477)	7.92
Options expired (vested)	(436)	18.22
Balance at September 30, 2021	10,264	$11.37	4.33	$15,032
Vested and expected to vest at September 30, 2021	9,837	$11.43	4.23	$14,656
Exercisable at September 30, 2021	5,668	$13.32	2.80	$8,435

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2021 was as follows (in thousands except per share amounts):

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	1,794	$7.23
Granted	1,797	9.43
Vested	(537)	8.85
Forfeited	(392)	8.22
Non-vested as of September 30, 2021	2,662	$8.24

We granted performance-based restricted stock unit (“PSU”) to certain executives in February 2021. These PSUs vest upon a specified market condition. The summary of PSU activities for the nine months ended September 30, 2021 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	-	$-
Granted	297	8.40
Forfeited	(60)	8.40
Non-vested as of September 30, 2021	237	$8.40

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

	Stock Options		Stock Options		Market-Based Performance Stock Unit (“PSUs”)
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30, 2021
	2021	2020	2021	2020
Weighted-average fair value per share	$7.91	$5.82	$6.85	$3.95	$8.40
Risk-free interest rate	0.7%	0.3%	0.6%	1.1%	From 0.03% to 1.92%
Expected life (in years)	4.5	4.5	4.5	4.5	2.9
Volatility	0.9	1.0	1.0	0.9	0.9

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$798	$778	$2,607	$(21)
Selling, general and administrative	3,930	2,504	10,519	7,437
Cost of sales - product	124	137	448	452
Inventory	524	683	1,549	2,100
Total	$5,376	$4,102	$15,123	$9,968

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. Stock-based compensation for the nine months ended September 30, 2020 included reversal of expenses related to cancellation of certain equity grants in the first quarter of 2020.
13. Subsequent Events

Amendment to CpG 1018 Adjuvant Supply Agreement with Valneva

In October 2021, we entered into a letter agreement (the “Valneva Amendment”), amending the Valneva Supply Agreement. Under the Valneva Amendment, we and Valneva agreed to the cancellation of the two then outstanding purchase orders for CpG 1018 adjuvant under the Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment and that we are entitled to retain the advance payments made by Valneva under such cancelled purchase orders which total approximately $36.4 million.

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

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing novel vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis, plague and universal influenza.

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

All of our HEPLISAV-B sales are to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the three and nine months ended September 30, 2021, HEPLISAV-B product revenue, net was $22.7 million and $44.7 million, respectively.

In January 2021, we entered into an agreement (the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant. The agreement enables CEPI to direct the supply of CpG 1018 adjuvant to CEPI partner(s). In exchange for reserving CpG 1018 adjuvant, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan of up to $99.0 million. In May 2021, we entered into the first amendment (the “Amendment”) to the CEPI Agreement. The Amendment provides for the manufacture and reservation of an additional specified quantity of CpG 1018 adjuvant. In exchange for reserving an additional specified quantity of CpG 1018 adjuvant, CEPI has agreed to provide additional advance payments of up to $77.4 million, for total funding of up to $176.4 million.

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI.

In February 2021, we entered into a Supply Agreement (“Medigen Supply Agreement”) with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, MVC-COV1901, for delivery in the first and second quarters of 2021. In August 2021, we entered into a second supply agreement (“Medigen Supply Agreement No. 2”) to manufacture and supply additional specified quantities of CpG 1018 adjuvant for delivery in the third and fourth quarter of 2021. In August 2021, Medigen launched MVC-COV1901. Medigen received Taiwan Emergency Use Authorization and approval for inclusion in Taiwan's COVID-19 vaccine immunization program in July 2021. In October 2021, MVC-COV1901, was recommended by an independent vaccine prioritization advisory group to be included in the World Health Organization ("WHO") Solidarity Trial Vaccines ("STv"). The recommendation came after the approval from WHO Ethics Review Committee and relevant regulatory authorities and ethics committees of Colombia, Mali and Philippines.

In the third quarter of 2020, we announced a commercial supply agreement (the “Valneva Supply Agreement”) with Valneva Scotland Limited (“Valneva”) to cover the supply of CpG 1018 adjuvant for its SARS-COV-2 vaccine candidate, VLA2001, in support of its supply agreement with the United Kingdom Government and subject to the terms of such agreement. In September 2021, Valneva received a termination notice from the United Kingdom Government in relation to such supply agreement. However, Valneva continues the clinical development of VLA2001 and the pivotal Phase 3 trial for VLA2001, COV-COMPARE, remains ongoing at Public Health England. In October 2021, Valneva reported that VLA2001 met both co-primary endpoints in the COV-COMPARE trial, and that VLA2001 was well-tolerated, demonstrating a statistically significant better tolerability profile compared to active comparator vaccine, AstraZeneca's AZD1222 (ChAdOx1-S).

In October 2021, we entered into a letter agreement (the “Valneva Amendment”), amending the Valneva Supply Agreement. Under the Valneva Amendment, we and Valneva agreed to the cancellation of the two then outstanding purchase orders for CpG 1018 adjuvant under the Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment and that we are entitled to retain the advance payments made by Valneva under such cancelled purchase orders which total approximately $36.4 million.

In June 2021, we entered into an agreement (the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc. (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, adjuvanted with our CpG 1018 adjuvant, SCB-2019. In September 2021, Clover reported that SCB-2019 achieved the primary and secondary efficacy endpoints, and with favorable safety profile, in a global Phase 2/3 clinical trial.

In September 2021, we entered into an agreement with the U.S. Department of Defense ("DOD") for the development of an improved recombinant plague vaccine adjuvanted with CpG 1018, whereby the DOD will provide funding of up to approximately $22.0 million over two and a half years. Under the agreement, we agreed to conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DOD's rF1V vaccine. We anticipate the Phase 2 trial will commence in 2022.

In the third quarter of 2020, we commenced selling our CpG 1018 adjuvant to certain of our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. For the three and nine months ended September 30, 2021, CpG 1018 product revenue, net, was $84.3 million and $197.9 million, respectively.

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

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. Due to the ongoing COVID-19 global pandemic, most medical centers began restricting access to their facilities and focused on providing care to only the most severely affected patients, beginning in March 2020. As states began phasing out restrictions in the middle of 2020, medical centers have been operating under limited capacity or with strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines since the end of the first quarter of 2020, including HEPLISAV-B. This reduced utilization has significantly impacted sales of HEPLISAV-B and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions. While we have seen utilization rates for adult vaccines generally, and HEPLISAV-B in particular, begin to increase again, their utilization still remains well below pre-COVID rates.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to help protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite and continue to actively evaluate a return to the office at an appropriate time. In the conduct of our business activities, we are also taking actions to help protect the safety of patients and healthcare professionals. In the early stages of the pandemic, our field-based personnel reduced in-person customer interactions in healthcare settings and primarily used electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact began conducting a greater proportion of their work from their homes and are facing additional demands on their time during the COVID-19 pandemic. While the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, impacted the effectiveness of our sales personnel, we have gradually moved back to in-person interactions. With the rise of the delta variant, and related precautions, however, our customers’ procurement activities and those of our collaborators continue to be impacted which could negatively affect our overall product sales.

Our HEPLISAV-B post-marketing follow-up has been completed. We conducted an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018, concluded in November 2020 and final results were presented in April 2021. The results provided evidence that there is no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B. We expect data from the autoimmune portion of our observational study to be available in the first quarter of 2022. Our HEPLISAV-B dialysis study has also been completed. Final immunogenicity results of our dialysis study along with interim safety results were published in June 2021. Safety follow up was completed in September 2021 with no observed safety concerns.

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

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2021, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 other than those described below:

Convertible Notes

We evaluate all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. We accounted for the issuance of the 2.50% convertible senior notes due

2026 (“Convertible Notes”) as a long-term liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the unamortized debt issuance and offering costs on the condensed consolidated balance sheets. The conversion feature is not required to be accounted for separately as an embedded derivative. We amortize debt issuance and offering costs over the contractual term of the Convertible Notes, using the effective interest method, as interest expense on the condensed consolidated statements of operations.

Capped Calls

We evaluate financial instruments under ASC 815. In May 2021, in connection with the issuance of the Convertible Notes, we entered into capped call transactions with one of the initial purchasers of the Convertible Notes and other financial institutions (the “Capped Calls”). The Capped Calls cover the same number of shares of common stock that initially underlie the Convertible Notes (subject to anti-dilution and certain other adjustments). The Capped Calls meet the definition of derivative under ASC 815. In addition, the Capped Calls meet the conditions in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for the equity classification continue to be met.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2020 to 2021		September 30,		2020 to 2021
Revenues:	2021	2020	$	%	2021	2020	$	%
HEPLISAV-B	$22,707	$11,599	$11,108	96%	$44,698	$24,518	$20,180	82%
CpG 1018	84,289	1,677	82,612	4,926%	197,860	1,677	196,183	11,698%
Total product revenue, net	$106,996	$13,276	$93,720	706%	$242,558	$26,195	$216,363	826%
Other revenue	1,274	138	1,136	823%	1,814	806	1,008	125%
Total revenues	$108,270	$13,414	$94,856	707%	$244,372	$27,001	$217,371	805%

HEPLISAV-B revenue for the three and nine months ended September 30, 2021 increased, compared to the same periods of 2020, due to gains in market share and improvements in utilization of adult vaccines.

In September 2020, we began selling our CpG 1018 adjuvant to our collaboration partners for their use in development and/or potential commercialization of COVID-19 vaccines. In the three and nine months ended September 30, 2021, we continued to manufacture and ship CpG 1018 adjuvant pursuant to our supply and collaboration agreements.

Other revenue included grant revenue and collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd. Other revenue for the three and nine months ended September 30, 2021 increased, compared to the same periods of 2020, primarily due to the recognition of $1.2 million as revenue in connection with the termination of a certain grant agreement.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for pre-filled syringes (“PFS”) of HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners. Our HEPLISAV-B PFS finished goods inventory previously included components for which a portion of the manufacturing costs were expensed to research and development prior to the approval of the PFS presentation by the United States Food and Drug Administration (“FDA”) in March 2018. Substantially all the inventory that was previously expensed to research and development has been sold to customers.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2020 to 2021		September 30,		2020 to 2021
Cost of Sales - Product	2021	2020	$	%	2021	2020	$	%
HEPLISAV-B	$10,544	$3,225	$7,319	227%	$17,913	$6,546	$11,367	174%
CpG 1018	49,546	806	48,740	6,047%	81,647	806	80,841	10,030%
Total cost of sales - product	$60,090	$4,031	$56,059	1,391%	$99,560	$7,352	$92,208	1,254%

For the three and nine months ended September 30, 2021, HEPLISAV-B cost of sales-product increased, as compared to the same periods in 2020, primarily due to higher sales volume and higher unit costs as we produce and then sell inventory that reflects the full cost of manufacturing. In addition, included in HEPLISAV-B cost of sales - product for each of the three and nine months ended September 30, 2021 was an excess capacity charge in connection with an expansion project at our manufacturing facility in Düsseldorf of $3.2 million.

In September 2020, we began selling our CpG 1018 adjuvant to our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. In the three and nine months ended September 30, 2021, we continued to manufacture and ship CpG 1018 adjuvant pursuant to our supply and collaboration agreements.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2020 to 2021		September 30,		2020 to 2021
Research and Development:	2021	2020	$	%	2021	2020	$	%
Compensation and related personnel costs	$2,314	$2,189	$125	6%	$7,647	$6,412	$1,235	19%
Outside services	3,074	5,381	(2,307)	(43)%	10,604	12,258	(1,654)	(13)%
Facility costs	-	173	(173)	(100)%	253	409	(156)	(38)%
Non-cash stock-based compensation	798	778	20	3%	2,607	(21)	2,628	12514%
Total research and development	$6,186	$8,521	$(2,335)	(27)%	$21,111	$19,058	$2,053	11%

For the nine months ended September 30, 2021, compensation and related personnel costs and non-cash stock-based compensation increased, as compared to the same periods in 2020, primarily due to higher headcount to support vaccine clinical and development activities. In addition, non-cash stock-based compensation for the nine months ended September 30, 2020 included reversal of expenses related to cancellation of certain equity grants.

For the three and nine months ended September 30, 2021, the decrease in outside services, as compared to the same periods in 2020, was primarily due to winding down of our immuno-oncology study. In addition, outside services for the three and nine months ended September 30, 2020 included the cost of CpG 1018 adjuvant used in clinical trials.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2020 to 2021		September 30,		2020 to 2021
Selling, General and Administrative:	2021	2020	$	%	2021	2020	$	%
Compensation and related personnel costs	$11,389	$7,817	$3,572	46%	$29,765	$23,539	$6,226	26%
Outside services	8,020	7,700	320	4%	20,307	19,909	398	2%
Legal costs	487	722	(235)	(33)%	1,481	2,038	(557)	(27)%
Facility costs	3,100	2,795	305	11%	8,860	8,495	365	4%
Non-cash stock-based compensation	3,930	2,504	1,426	57%	10,519	7,437	3,082	41%
Total selling, general and administrative	$26,926	$21,538	$5,388	25%	$70,932	$61,418	$9,514	15%

For the three and nine months ended September 30, 2021, compensation and related personnel costs increased, as compared to the same periods in 2020, primarily, due to higher headcount. In addition, compensation and related personnel costs for the nine months September 30, 2021 included benefits for a former executive in connection with their retirement.

For the three and nine months ended September 30, 2021, outside services increased, as compared to the same periods in 2020, primarily due to an overall increase in commercial and marketing efforts. This increase was offset by the decrease in the amount we paid to Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”). In connection with the sale of our immuno-oncology compound, SD-101, we paid $0.5 million to Holdings in September 2021 as compared to $2.5 million in September 2020.

For the three and nine months ended September 30, 2021, non-cash stock-based compensation increased, as compared to the same periods in 2020, primarily due to higher headcount and higher equity grant valuation. In addition, non-cash stock-based compensation included reversal of expenses related to cancellation of certain equity grants in the three months ended March 31, 2020.

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

In September 2021, we received payment of $1 million from TriSalus for their meeting a pre-commercialization milestone. In the three and nine months ended September 30 2021, we recognized a gain on sale of SD-101 assets of $1 million in our condensed consolidated statements of operations.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2020 to 2021		September 30,		2020 to 2021
	2021	2020	$	%	2021	2020	$	%
Interest income	$39	$269	$(230)	(86)%	$134	$1,190	$(1,056)	(89)%
Interest expense	$(1,676)	$(4,794)	$(3,118)	(65)%	$(9,497)	$(14,257)	$(4,760)	(33)%
Sublease income	$2,022	$1,926	$96	5%	$5,714	$5,779	$(65)	(1)%
Loss on debt extinguishment	$-	$-	$-	-	$(5,232)	$-	$5,232	-
Change in fair value of warrant liability	$(45,121)	$21,245	$(66,366)	(312)%	$(68,576)	$4,200	$(72,776)	(1,733)%
Other	$238	$(420)	$658	(157)%	$622	$(209)	$831	(398)%

Interest income for the three and nine months ended September 30, 2021 decreased, as compared to the same periods in 2020, primarily due to lower yields on our marketable securities portfolio. Interest expense for the three and nine months ended September 30, 2021 decreased, as compared to the same periods in 2020, due to the repayment of our long-term debt in May 2021, replaced by the issuance of Convertible Notes in May 2021 at a lower effective interest rate. In connection with the repayment of our long-term debt, we recorded a one-time loss on debt extinguishment of $5.2 million in the second quarter of 2021. The change in the fair value of warrant liability is primarily due to the increase in our stock price during the three and nine months ended September 30, 2021. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Liquidity and Capital Resources

As of September 30, 2021, we had $414.2 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of September 30, 2021, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of September 30, 2021, advance payments totaling $68.0 million and $58.9 million were recorded as long-term deferred revenue and accrued liabilities, respectively, in our condensed consolidated balance sheets.

As of September 30, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.3 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

For the nine months ended September 30, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to a 2020 At Market Sales Agreement with Cowen and Company, LLC (“2020 ATM Agreement”). All of these shares were sold during the three months ended March 31, 2021. As of September 30, 2021, we had $120.5 million remaining under the 2020 ATM Agreement.

During the nine months ended September 30, 2021, we generated $215.0 million of cash from our operations primarily due to our net loss of $23.1 million, of which $92.0 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, provision for write-down of inventories, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the nine months ended September 30, 2020, we used $76.5 million of cash for our operations primarily due to our net loss of $59.8 million, of which $15.5 million consisted of non-cash items which included stock-based compensation, change in fair value of warrant liability, depreciation and amortization, amortization of intangible assets, non-cash interest expense, amortization of right-of-use assets and accretion and amortization on marketable securities. Cash provided by our operations during the nine months ended September 30, 2021 increased by $291.5 million compared to the same period in 2020. For the nine months ended September 30, 2021, we received advance payments from collaboration partners totaling $371.9 million to manufacture and supply CpG 1018 adjuvant for delivery in future dates. We classified such payments as deferred revenue until we satisfy our performance obligation to transfer control of CpG

1018 adjuvant to collaboration partners. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $40.7 million and $40.9 million, respectively. Cash used in investing activities during the first nine months of 2021 and 2020 included $35.3 million and $33.4 million of net purchases of marketable securities, respectively. During the first nine months of 2020, we paid $7.0 million of sublicense payment to Merck. In addition, for the nine months ended September 30, 2021 and 2020, we received $1 million and $2.9 million, respectively, from sale of SD-101 assets, net of transaction costs. Cash used in net purchases of property plant and equipment increased by $3.1 million during the first nine months of 2021 compared to the same period in 2020. The increase was, primarily, due to the ongoing facility expansion in the first nine months of 2021.

During the nine months ended September 30, 2021 and 2020, net cash provided by financing activities was $41.0 million and $109.4 million, respectively. Cash provided by financing activities for the first nine months of 2021 included net proceeds of $219.8 million from the issuance of our Convertible Notes, $28.2 million from our 2020 ATM Agreement, $6.2 million from options exercised and employee stock purchase plan, $4.3 million from warrants exercised, offset by $190.2 million repayment of our long-term debt and $27.2 million purchases of capped call options. Cash provided by financing activities for the first nine months of 2020 included net proceeds of $75.4 million from our underwritten public offering in May 2020, $32.3 million from our, now terminated, 2017 At Market Sales Agreement with Cowen and Company, LLC and $0.8 million from our 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and nine months ended September 30, 2021, we recorded net loss of $28.4 million and $23.1 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent or future disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Contractual Obligations

As of September 30, 2021, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B, CpG 1018 adjuvant and for clinical research, totaled $149.3 million.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of September 30, 2021, advance payments totaling $68.0 million and $58.9 million were recorded as long-term deferred revenue and accrued liabilities, respectively, in our condensed consolidated balance sheets.

As of September 30, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.3 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

In May 2021, we repaid the principal on the term loans (the "Term Loans") under the term loan agreement (“Loan Agreement”) with CRG Servicing LLC in full. With the full repayment of the Term Loans, all security interests, covenants, liens and encumbrances under the Loan Agreement were permanently released.

In November 2013, we entered into a Commercial Manufacturing and Supply Agreement with Baxter Pharmaceutical Solutions LLC (“Baxter”) that was amended in September 2021 (as amended, the “Baxter Agreement”). Baxter provides formulation, fill and finish services and produces pre-filled syringes (“PFS”) of HEPLISAV-B for commercial use. Pursuant to the Baxter Agreement, we are obligated to purchase an annual minimum number of batches of PFS for each of the next five calendar years, and there are certain limits on the number of batches that Baxter is required to produce. As of September 30, 2021, our aggregate minimum commitment under the Baxter Agreement was $47.3 million which is included in the material non-cancelable purchase and other commitments in the first paragraph.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2021, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of HEPLISAV-B will require significant resources and time and, while Dynavax personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is our first marketed product, the potential uptake of the product in distribution and the timing for growth in sales, if any, is unpredictable and we may not be successful in commercializing HEPLISAV-B. We have never launched a product in the European Union before, and despite the recent European approval of HEPLISAV-B, there can be no certainty that we will succeed in our European launch efforts. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment our efforts may fail to overcome established competition at favorable pricing or at all.

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

Moreover, we expect that significant resources will need to be invested in order to successfully market, sell and distribute HEPLISAV-B for use with diabetes patients, one of our targeted patient populations. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that patients with diabetes receive hepatitis B vaccinations, we are unable to predict how many of those patients may actually receive HEPLISAV-B.

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

In addition, due to the ongoing COVID-19 global pandemic, most medical centers restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in mid-March 2020. As states began phasing out restrictions, medical centers began operating under limited capacity and strict social distancing rules. This has resulted in significantly reduced utilization of adult vaccines which began in the first quarter of 2020, including utilization of HEPLISAV-B. This reduced utilization has significantly impacted sales and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions. While utilization rates have begun to improve more recently, there can be no assurance of the timing or likelihood for adult vaccine utilization rates to return to pre-COVID levels.

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

As we continue to focus on the commercialization of HEPLISAV-B and our CpG 1018 adjuvant, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.

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

A substantial portion of our revenue for the foreseeable future may depend on sales of CpG 1018 adjuvant, which are difficult to predict. For example, as of September 30, 2021, we received advanced payments from certain of our customers to purchase specified quantities of CpG 1018 adjuvant which were recorded as deferred revenue until we deliver CpG 1018 and meet all criteria to recognize revenue. In accordance with our stated revenue policy, we expect to record revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. The occurrence and timing of such transfer of control can be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. We expect that our visibility into future revenue relating to sales of CpG 1018 adjuvant, including volumes, prices and timing, will continue to be limited and could result in significant, unexpected fluctuations in our quarterly and annual operating results.

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, sales of CpG 1018 accounted for 82% of our overall revenue, and one CpG 1018 customer accounted for 45% of our revenue, during the nine months ended September 30, 2021. If orders from our top customers or the number of CpG 1018 collaborations are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Similarly, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our products and our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our products or product candidates in commercial quantities. With respect to HEPLISAV-B, we use a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to manufacture or have manufactured sufficient supply in this presentation.

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

We have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce (i) our CpG 1018 adjuvant for HEPLISAV-B and for our collaborators and (ii) our pre-filled syringe presentation. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing supplier for CpG 1018 adjuvant, we would have to establish an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B, or CpG 1018, and developing and commercializing our and our collaborators’ product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers, or at all.

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

We have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop vaccines for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant or otherwise are inadequate, we may be unable to realize recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant.

As part of our business, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, pertussis and universal influenza. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing vaccine development, the results of clinical trials, whether a vaccine will be approved for use, the extent of competition, government actions and whether a vaccine can be successfully manufactured and commercialized. As a result, these collaborative efforts may not be as successful as we expect, or at all.

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. If a collaborative partner fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of September 30, 2021, only one of our collaborators has received approval from an applicable regulatory authority for any vaccine for COVID-19 containing our adjuvant. We also rely on a single supplier to produce our CpG 1018 adjuvant, and are in the process of establishing an alternate qualified supplier. If we were unable to maintain our existing supplier for the adjuvant, we would have to establish and maintain an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines by our third-party collaborators. We or other third parties may not be able to produce sufficient adjuvant at a cost, quantity and quality similar to that available from our current third-party supplier, or at all, and even if we are successful in adding an additional supplier, there is no guarantee such supplier will be able to manufacture compliant supplemental quantities sufficient to support commercial demand, to the extent it materializes, and in the timeframes required.

Our adjuvant has no composition of matter patent protection. We have filed patent applications claiming compositions and methods of use of CpG 1018 adjuvant for COVID-19 and other vaccines. Such patents may or may not be allowed. In addition, we rely on trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018 adjuvant. If we are unable to adequately obtain or enforce our proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we may not have the ability to prevent others from developing or commercializing a vaccine containing the adjuvant. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

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

In order to help fund potential scale-up of production of CpG 1018 adjuvant that may be required in the event that our CpG 1018 adjuvant is included in any approved and commercially-available novel vaccine, whether a COVID-19 vaccine or otherwise, we have applied for, and in some cases have received grants from various charitable and philanthropic organizations. We may seek such grants in the future. These grants and others, if and when received, may come with certain pricing requirements, global access requirements or reporting or other covenants to ensure that any funded product is made available by us worldwide and on a nondiscriminatory basis. Such covenants may limit the price we can charge for any funded product and may involve a license to use technology we own that is included in the funded products if we do not comply. Such price limitations or licenses, if invoked, could serve to limit the prices we charge, or our control over the manufacturing and distribution of grant-funded products. Failure to agree with such requirements, may result in us not receiving some or all of the grant.

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

Despite recent profitability, we have incurred annual net losses in each year since our inception and anticipate that we could continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant, and if we are unable to sustain profitability, the market value of our common stock will likely decline.*

We have generated limited revenue from the sale of products and, prior to January 1, 2021, have incurred losses in each year since we commenced operations in 1996. Our net loss for the nine months ended September 30, 2021 was $23.1 million compared to net loss of $59.8 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $1.3 billion.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S., we expect to continue incurring operating losses for the foreseeable future. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. While new sales of CpG 1018 adjuvant may generate revenue during the pandemic, there is no guarantee that such revenues will be sustainable in the long term. The timing for uptake of our products in the U.S. has further increased losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine and pharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual basis or that if we are able to reach profitability that it will be sustainable for any period of time.

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we will require substantial additional capital to finance our operations.

As of September 30, 2021, we had $414.2 million in cash, cash equivalents and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and nine months ended September 30, 2021, we recorded net loss of $28.4 million and $23.1 million, respectively. As of September 30, 2021, we had an accumulated deficit of $1.3 billion. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates we may develop outside the U.S., requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

In connection with our work with the Department of Defense, we have become a defense contractor, and are therefore subject to new administrative burdens and control requirements in connection with the maintenance of that relationship.*

In September of 2021, we entered into an agreement with the department of defense relating to the conduct of a clinical trial in connection with the development of an improved plague vaccine. In connection with this agreement we became subject to new administrative and control requirements, including certain reporting obligations as well as a requirement to develop, implement and maintain an ITAR compliance program, among other things. Further, if our efforts result in an improved plague vaccine and we enter into a supply agreement for finished plague vaccines with the DoD, we expect that such a supply contract would impose additional administrative, control, compliance and other obligations. We have limited experience developing and administering such programs. Development and maintenance of such programs can be burdensome and costly and there can be no guarantee that we will be able to maintain compliance with all of the terms of such an agreement. Failure to comply with these requirements could have a significant reputational or financial impact on our business and on our stock price.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million.

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

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*

As of October 1, 2021, the conditions allowing holders to convert all or any portion of their Convertible Notes have been met, and holders of Convertible Notes are entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*

The conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. As of October 1, 2021, the conditions allowing holders to convert all or any portion of their Convertible Notes have been met. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Amendment to CpG 1018 Adjuvant Supply Agreement with Valneva

On September 13, 2021, Valneva SE, an affiliate of Valneva, announced that the UK Government had terminated its supply agreement with Valneva Austria GmbH for VLA2001, resulting in a reduction of Valneva’s requirements of CpG 1018 for use in the commercialization of vaccines containing VLA2001 and CpG 1018.

On October 29, 2021, Dynavax Technologies Corporation (the “Company”) entered into a letter agreement (the “Amendment”) with Valneva Scotland Limited and Valneva Austria GmbH (collectively, “Valneva”), amending the Supply Agreement between the Company and Valneva dated September 12, 2020, for the commercial supply of the Company’s novel toll-like receptor 9 agonist adjuvant, CpG 1018, for use with Valneva’s inactivated SARS-CoV-2 vaccine candidate, VLA2001 (the “Supply Agreement”).

Under the Amendment, the Company and Valneva agreed to the cancellation of the two then outstanding purchase orders for CpG 1018 under the Supply Agreement that had not been fulfilled as of the date of the Amendment and that the Company is entitled to retain the advance payments made by Valneva under such cancelled purchase orders.

Pursuant to the Amendment, Valneva submitted, and the Company accepted, a new purchase order for a specified quantity of CpG 1018 for delivery in 2022 (the “New Purchase Order”), which Valneva has the right, in its sole discretion, to cancel by written notice to the Company on or before December 1, 2021. In addition, under the Amendment, the Company agreed to deliver notice to Valneva as to whether or not the Company can reasonably extend the shelf life of the CpG 1018 previously delivered to Valneva, and if the Company notifies Valneva that the Company has determined not to extend such shelf life, Valneva has the option, exercisable within a specified period after receipt of such notice, to submit one additional purchase order for an additional specified quantity of CpG 1018 for delivery in 2022 (the “Optional Purchase Order”). Other than the New Purchase Order and, if applicable, the Optional Purchase Order, Valneva has no right to submit any additional purchase orders for CpG 1018 under the Supply Agreement.

Under the Amendment, the Company acknowledged and agreed that it is deemed to have received advance payment of a specified percentage of the price of the CpG 1018 under the New Purchase Order and, if Valneva submits the Optional Purchase Order, the Company will be deemed to have received advance payment of a specified percentage of the price of the CpG 1018 under the Optional Purchase Order. The remainder of the price of the CpG 1018 under the New Purchase Order (unless cancelled on or before December 1, 2021), and, if Valneva submits the Optional Purchase Order, the remainder of the price of the CpG 1018 under the Optional Purchase Order, will be payable by Valneva upon delivery of such CpG 1018.

Under the Amendment, the parties amended the term of the Supply Agreement to expire, unless earlier terminated as permitted by the Supply Agreement, upon delivery of the CpG 1018 ordered under the New Purchase Order, except that if Valneva submits the Optional Purchase Order in accordance with the Amendment, the term will expire, unless earlier terminated as permitted by the Supply Agreement, upon delivery of the CpG 1018 ordered under the Optional Purchase Order.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
4.4	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.5	Form of Global Note, representing Dynavax Technologies Corporation’s 2.5% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1^	Supply Agreement dated July 1, 2021 by and between Company and Biological E. Limited	10.7	10-Q	August 4, 2021	001-34207
10.2	Commercial Lease Agreement dated September 13, 2021 by and between Onyx Düsseldorf S.à r.l. and Dynavax GmbH					X
10.3^	First Amendment to Commercial Manufacturing and Supply Agreement dated September 10, 2021 by and between Baxter Pharmaceutical Solutions LLC and Dynavax Technologies Corporation					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract, compensatory plan or arrangement.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 4, 2021	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2021	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller
(Principal Accounting Officer)