Form 10-K
period 2021-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2022-02-28
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2021 as reported on the Nasdaq Capital Market, was approximately $1.0 billion. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2022, the registrant had outstanding 124,921,757 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Francisco, California

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine for COVID-19 that stem from any collaborations, our ability to manufacture sufficient supply of CpG 1018 to meet potential future demand in connection with new vaccines, including any potential COVID-19 vaccine, our ability to develop and expand our clinical research pipeline, our ability to meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions for our business. These statements appear throughout this Annual Report on Form 10-K and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or words of similar import. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Actual results may vary materially from those in our forward-looking statements as a result of various factors that are identified in “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

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
•
Our business and operations have been and may continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic. We have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop vaccines for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant or otherwise are inadequate, we may be unable to realize recurring commercial benefit from the development of any vaccines containing CpG 1018 adjuvant.
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
•
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Conversion of our Convertible Notes (defined below) may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
•
Despite recent profitability, we have incurred annual net losses in each year since our inception and anticipate that we could continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant, and if we are unable to sustain profitability, the market value of our common stock will likely decline. Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
•
We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates we may develop outside the U.S. or Europe, requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
•
Clinical trials for our commercial product and product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and may have uncertain outcomes.
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

•
Regulatory authorities may require more clinical trials for our product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates and may impair our ability to generate revenue from such product candidates.
•
HEPLISAV-B and most of our earlier stage programs, including our CpG 1018 adjuvant, rely on oligonucleotide toll-like receptor (“TLR”) agonists. In the event of any serious adverse event data relating to TLR agonists, we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.
•
As we plan for broader commercialization of HEPLISAV-B and for expanded capacity to manufacture our CpG 1018 adjuvant, our financial commitments to increase supply capacity might outpace actual demand for our products. Also, if we are unable to maintain our production operations in Düsseldorf, Germany, and our existing suppliers for CpG 1018 adjuvant, we would have to establish alternate qualified manufacturing capabilities, which could result in significant additional operating costs and delays in developing and commercializing HEPLISAV-B and any approved or potential vaccine utilizing CpG 1018. There can be no assurance that we, our existing suppliers, or other third parties will be able to produce CpG 1018 at a cost, quantity and quality sufficient to support our existing or any future collaborations.
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
•
A key part of our business strategy for products in development is to establish collaborative relationships to help fund or manage development and commercialization of our product candidates and research programs. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to continue to develop and commercialize those products and programs, if at all. These relationships may not succeed on expected timelines, or at all.
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

PART I

ITEM 1. BUSINESS

Our Company

We are a commercial stage biopharmaceutical company dedicated to developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven vaccine adjuvant technology. We are currently focused on our efforts to drive long-term shareholder value by maximizing utilization of our HEPLISAV-B® hepatitis B vaccine, advancing our CpG 1018® adjuvant supply strategy, most notably through COVID-19 collaborations, and expanding our portfolio of innovative vaccine candidates leveraging our proven adjuvant technology.

Our first marketed product, HEPLISAV-B (Hepatitis B Vaccine (Recombinant), Adjuvanted), is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus ("HBV") in adults age 18 years and older. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S. and European Union. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine, which requires three doses over six months, with a similar safety profile. We have worldwide commercial rights to HEPLISAV-B and we market it in the United States. We received Marketing Authorization approval of HEPLISAV-B in February 2021 from the European Commission for prevention of infection caused by all known subtypes of HBV in adults age 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany and we expect to begin distribution in 2022.

We also manufacture and sell CpG 1018 adjuvant, the vaccine adjuvant used in HEPLISAV-B. We developed CpG 1018 adjuvant to provide an increased vaccine immune response, which has been demonstrated in real world commercial use and in a wide range of clinical trials. We are expanding the use of our adjuvant to support the development and potential large-scale manufacturing of additional vaccines through collaborations with multiple vaccine companies, academic groups and in our own vaccine development programs. Current adjuvant supply collaborations primarily include a diverse, global portfolio of COVID-19 vaccine developers.

We expect to drive future innovation through our clinical pipeline and discovery efforts. Currently, we have three clinical development programs, and additional pre-clinical and clinical collaborations:

-
Our tetanus, diphtheria, and acellular pertussis (“Tdap”) booster vaccine candidate, adjuvanted with CpG 1018, is in a Phase 1 clinical trial evaluating the safety, tolerability, and immunogenicity of the vaccine, with topline data for adults expected in the first half of 2022, and topline data for adolescents expected in the second half of 2022.
-
Our investigational shingles vaccine candidate, adjuvanted with CpG 1018, is currently in a Phase 1 clinical trial evaluating the safety, tolerability, and immunogenicity of the vaccine, with topline data expected by the end of 2022.
-
In collaboration with, and fully funded by, the U.S. Department of Defense, we plan to conduct a phase 2 clinical trial for a plague vaccine adjuvanted with CpG 1018, which is anticipated to begin in the second half of 2022.
-
We are also working to advance product candidates utilizing our CpG 1018 adjuvant through pre-clinical and clinical collaborations and additional discovery efforts with third-party research organizations, including an ongoing collaboration with the Icahn School of Medicine at Mount Sinai ("Mount Sinai"), investigating universal and seasonal influenza vaccine candidates.

Adjuvant Technology Overview: Toll-like Receptor Immune Modulation Platform

Toll-like receptors (“TLRs”) are a family of transmembrane proteins that play a vital role in innate immunity and subsequent adaptive immunity. Signaling through these receptors is triggered by the binding of a variety of pathogen-associated molecules and is essential to generation of innate immunity. The innate immune response is, in effect, the first line of defense against viruses, bacteria and other potential pathogens. The innate response also initiates and regulates the generation of an adaptive immune response composed of highly specific antibodies and T cells. Compounds that stimulate enhanced immune responses are generally referred to as adjuvants.

Our work in this area has been focused primarily on stimulation of a subset of TLRs that have evolved to recognize bacterial and viral nucleic acids. This work resulted in the identification of proprietary unmethlyated synthetic oligonucleotides (short segments of deoxyribonucleic acid (“DNA”)), that mimic the activity of microbial DNA, and selectively activate one of these important receptors, TLR9. These TLR9 agonists are called CpG oligonucleotides – or “CpGs” for short – referring to the presence of specific nucleotide sequences containing the CG base pair.

Our vaccine research to date has focused on the use of TLR9 agonists as novel vaccine adjuvants. B-Class TLR9 agonists, such as our CpG 1018 adjuvant, stimulate release of cytokines necessary for T cell activation and establishing long-term immunity. TLR9 stimulation also helps generate memory Th1 cells that can stimulate the immune system to induce long-lasting effects. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and more durable levels of protective antibodies relative to non-adjuvanted vaccines. Our CpG 1018 adjuvant has an established tolerability profile demonstrated in a wide range of clinical trials and real-world, commercial use, and has consistently demonstrated its ability to enhance the immune response without excessive reactogenicity in HEPLISAV-B and multiple COVID-19 clinical trials.

Key 2021 Highlights and Performance Against Core Priorities

Maximize Growth of HEPLISAV-B [Hepatitis B Vaccine (Recombinant), Adjuvanted]

-
We recognized approximately $61.9 million in product revenue related to sales of HEPLISAV-B in the U.S. during the year ended December 31, 2021, representing a 72% increase compared to the year ended December 31, 2020. This increase was primarily driven by an increase in HEPLISAV-B demand and market share gains in the U.S. in 2021, compared to 2020;
-
In April 2021, we announced the results of the post-marketing study assessing the rates of occurrence of acute myocardial infarction ("AMI") in persons receiving HEPLISAV-B compared with Engerix-B. The results provided evidence there is no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B; and
-
In October 2021, the U.S. Centers for Disease Control and Prevention’s (“CDC”) Advisory Committee on Immunization Practices (“ACIP”) recommended that all adults aged 19-59 be vaccinated against hepatitis-B. This universal recommendation created a significantly expanded market opportunity in the U.S., compared to the more limited prior recommendation to vaccinate at-risk populations, which we believe has greatly simplified prescribing practices.

Expand CpG 1018 Adjuvant Supply Business for COVID-19 Vaccines

-
We recognized approximately $375.2 million in product revenue related to sales of CpG 1018 adjuvant to our global portfolio of partners developing COVID-19 vaccines during the year ended December 31, 2021. This represented a transformative increase compared to $3.3 million in adjuvant sales during the year ended December 31, 2020;
-
Two of our adjuvant collaborators’ COVID-19 vaccine candidates, adjuvanted with CpG 1018, were approved for emergency use during the year ended December 31, 2021; additional collaborators’ successful phase 3 clinical data consistently demonstrated the value of CpG 1018 adjuvant across multiple vaccine platforms; and
-
We continued to expand our manufacturing capacity to meet our partners’ needs for adjuvant in 2022 and beyond.

Drive Innovation Through Clinical Pipeline Expansion and Discovery

-
We continued enrollment and made progress on our Tdap-1018 phase 1 clinical trial evaluating the safety, tolerability, and immunogenicity of the vaccine, with topline data in adults and adolescents expected during 2022;
-
In September 2021, we entered into a fully-funded collaboration with the U.S. Department of Defense to conduct a Phase 2 clinical trial for a plague vaccine adjuvanted with CpG 1018, which is expected to start in 2022;
-
In January 2022, we announced the initiation of a phase 1 clinical trial evaluating the safety, tolerability, and immunogenicity of our investigational shingles vaccine candidate adjuvanted with CpG 1018; and
-
During the year, we further invested in our pre-clinical and clinical collaborations and discovery efforts, including our ongoing collaboration with Mount Sinai investigating universal and seasonal influenza.

Corporate and Financial Highlights

-
We delivered net income of $76.7 million during the year ended December 31, 2021, representing our first full year of profitability;

-
We generated $335.5 million in positive cash flow from operations during the year ended December 31, 2021, and ended the year with $546.0 million in cash, cash equivalents and marketable securities;
-
We issued $225.5 million in 2.50% convertible senior notes due 2026. We used $190.2 million of the net proceeds to repay, in full, our previously outstanding 9.5% term loan due 2023, and $27.2 million to pay the costs of capped call transactions; and
-
We increased the funding under our arrangement with Coalition for Epidemic Preparedness Innovations (“CEPI”) in May 2021 to approximately $176.4 million, which supported the advance manufacturing cost of CpG 1018 adjuvant sold to or reserved for certain of our collaborators working to advance COVID-19 vaccine candidates, adjuvanted with CpG 1018.

Impact of COVID-19 Pandemic to our Business

Significant uncertainties remain with respect to the extent and duration of the impact of COVID-19 on our business and operations. The pandemic has resulted in changes to our business and operations which impacted our financial condition and results of operations for the year ended December 31, 2021, and 2020, and it may have a material adverse impact on our business and financial condition in the future. We continue to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. In the process, we have made proactive efforts designed to help protect the health and safety of our workforce, as well as those of patients and healthcare professionals, while preserving the continuity of our business operations and advancing our goal of bringing important new vaccines to patients as rapidly as possible. While adult hepatitis B vaccine utilization rates have continued to stay below pre-pandemic levels, we are starting to see a recovery in such utilization from all-time lows. Additionally, HEPLISAV-B continues to gain market share in the U.S. hepatitis B adult vaccine market. The impact of COVID-19 on our business and financial condition is more fully described below in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Strategy

Our vision is to become a leading vaccines company dedicated to developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven vaccine adjuvant technology. Our strategy is focused on three core priorities: drive growth in our HEPLISAV-B vaccine, execute on our CpG 1018 adjuvant supply business and drive innovation through clinical pipeline expansion and discovery. Key elements of our strategy include:

•
driving growth in our HEPLISAV-B vaccine (i) in the U.S. through expansion of overall market share and market share for the accounts which we target directly with our field-based salesforce and (ii) collaborating with global partners who share our vision, values, culture, and processes to develop and commercialize our HEPLISAV-B vaccine outside of the U.S.;
•
delivering our proprietary CpG 1018 adjuvant to a diverse portfolio of global collaborators for COVID-19 vaccine development;
•
expanding our clinical research pipeline by leveraging our demonstrated expertise and proven adjuvant technology in areas of unmet need, including for improved vaccines that may provide greater immunogenicity, lower reactogenicity and longer immune durability compared to currently marketed products;
•
assembling a passionate team with demonstrated clinical and commercial success in discovering, developing and marketing vaccines that protect the world against infectious diseases;
•
evaluating innovative, externally developed products for in-licensing or acquisition opportunities, with priority given to vaccine assets that address clear unmet need, provide scientific innovation, sound mechanistic rationale, a strong clinical safety profile, and a clear development path towards commercialization in disease areas primarily managed by our existing field-based salesforce footprint; and
•
executing our strategy with our stockholders’ long-term interests in mind and focusing on long-term, sustainable value creation over time.

HEPLISAV-B (Hepatitis B Vaccine, (Recombinant), Adjuvanted)

Our first commercial product, HEPLISAV-B (Hepatitis B Vaccine, (Recombinant), Adjuvanted), is approved by the United States Food and Drug Administration (“FDA”) and the European Commission for prevention of infection caused by all known subtypes of HBV in adults age 18 years and older. HEPLISAV-B combines CpG 1018, our proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) that is manufactured by Dynavax GmbH, our wholly owned subsidiary, in Düsseldorf, Germany. HEPLISAV-B and each of the vaccines it directly competes against use rHBsAg to elicit an immune response to the virus.

About Hepatitis B

Hepatitis B is a potentially life-threatening liver infection caused by the HBV which may cause chronic infection and put people at high risk of death from cirrhosis and liver cancer. There is no cure for hepatitis B, but the disease can be prevented through effective vaccination. The World Health Organization (“WHO”) and the CDC have set a goal to eliminate all viral hepatitis infections, including hepatitis B, globally by 2030, and are calling for a continued commitment to increase services to eliminate hepatitis. The WHO estimates that worldwide, approximately 296 million people were living with chronic hepatitis B in 2019. In addition, the CDC estimated that in 2016 approximately 862,000 people in the U.S. were living with HBV infection. There were a total of 3,322 new cases of acute hepatitis B reported to the CDC in 2018. However, after adjusting for under-ascertainment and under reporting, the CDC estimated that 21,600 acute hepatitis B cases occurred in the U.S. in 2018.

Recommendations for Adult Vaccination to Prevent Hepatitis B

The CDC’s ACIP unanimously voted at its November 2021 meeting to recommend that all adults 19 to 59 years of age should receive a hepatitis B vaccination. This universal recommendation greatly simplifies the identification of patients who need a hepatitis B vaccine compared to the previous risk-based recommendation, and significantly expands the number of adults in the United States who should be vaccinated against hepatitis B under CDC recommendation.

This recommendation is a significant milestone for hepatitis B prevention, making hepatitis B the fifth vaccine routinely recommended for adult immunization along with influenza, Tdap, shingles and pneumococcal. Based on this opportunity, we have begun to launch innovative marketing campaigns targeting consumers and healthcare providers to increase the awareness of HEPLISAV-B as the only two-dose hepatitis B vaccine option, with broad protection across most patient types.

Protection Against Hepatitis B by HEPLISAV-B

The approval of HEPLISAV-B by the FDA was based on data from three Phase 3 non-inferiority trials involving nearly 10,000 adult participants who received HEPLISAV-B. These pivotal studies compared HEPLISAV-B administered in two doses over one month to Engerix-B® administered in three doses over a six-month schedule. Results from HBV-23, the largest Phase 3 trial, which included 6,665 participants, showed that HEPLISAV-B demonstrated a statistically significantly higher rate of protection of 95% compared with 81% for Engerix-B. Across the three clinical trials, the most common local reaction was injection site pain (23% to 39%). The most common systemic reactions were fatigue (11% to 17%) and headache (8% to 17%).

Dynavax has worldwide commercial rights to HEPLISAV-B. In addition to HEPLISAV-B, there are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (GSK), Recombivax-HB® from Merck & Co. (“Merck”) and PreHevbrio™ from VBI Vaccines Inc. HEPLISAV-B is currently approved in the U.S. and the EU for the prevention of hepatitis B in adults. We are also considering additional territories where it would be commercially feasible to market HEPLISAV-B.

The largest segments of the market are concentrated in independent hospitals and clinics, integrated delivery networks, dialysis centers, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. Our promotional activity is focused on the largest accounts in each segment. Our field sales force of approximately 100 people are targeting customers that we believe represent, in the aggregate, approximately 60% of hepatitis B vaccine doses administered in the U.S., with an overall objective to increase market share.

We continue to explore ways to enhance the clinical profile of HEPLISAV-B. We completed an open-label, single arm study of a 4-dose regimen of HEPLISAV-B in adults with end-stage renal disease who are initiating or undergoing hemodialysis. Final immunogenicity results included a seroprotection rate of 89.3% with high levels of anti-HBs antibodies. Safety data showed HEPLISAV-B was well tolerated and no safety concerns were observed. The safety and effectiveness of HEPLISAV-B in adults on hemodialysis have not yet been established. This study alone, regardless of results, may not be sufficient to support a label change to include dialysis patients. If we receive approval of this dosing schedule, we expect to add dialysis centers to our personal promotion efforts, which could increase our coverage of the U.S. market to approximately 75%.

PROPRIETARY CpG 1018 Vaccine ADJUVANT

We believe the favorable immunogenicity and safety results achieved with HEPLISAV-B utilizing our CpG 1018 adjuvant support our efforts to develop it as a broadly useful vaccine adjuvant platform. CpG 1018 adjuvant has an established profile for the potential development of safe and effective vaccines. It has a well-defined mechanism of action, targeting select immune system cells, with well-characterized effects on the immune response that mimic the immune response to naturally occurring TLR9 agonists in pathogens. This results in potent adjuvant activity for antibody responses. In HEPLISAV-B, our CpG 1018 adjuvant drives faster and consistently higher rates of seroprotection than Engerix-B, even in the elderly and populations known to be less responsive to other vaccines. CpG 1018 adjuvant differentially elicits a preferred T Helper 1 (“Th1”) cell polarized response and drives protective antibody production. CpG 1018 adjuvant has a large safety database that indicates a favorable reactogenicity profile with lower reactogenicity compared to other adjuvants.

We have established several clinical and preclinical collaborations with vaccine developers to evaluate CpG 1018 adjuvanted vaccine product candidates against flu, other infectious diseases, and particularly COVID-19 across a variety of vaccine platforms. Data from studies in non-human primates demonstrate our CpG 1018 adjuvant can elicit a robust immune response to COVID-19 and protect animals from infection in challenge studies. Results from Phase 2 and 3 human clinical studies demonstrated CpG 1018 adjuvanted vaccines induced a high level of efficacy and strong immune responses, including neutralizing antibodies and Th1-biased cell-mediated immunity, and demonstrated a favorable safety and tolerability profile.

CpG 1018 Adjuvant Supply Partnerships for COVID-19 Vaccine Development

To support the fight against COVID-19, we have entered into certain supply relationships with a diverse portfolio of vaccine developers to supply CpG 1018 adjuvant for their use in development and/or commercialization of COVID-19 vaccines. To-date, two of our supply partners’ vaccine candidates utilizing CpG 1018 adjuvant, have been approved for emergency use. Additionally, Phase 3 clinical data from other partnered programs consistently demonstrated the value of our adjuvant across multiple vaccine platforms with additional regulatory authorization for partners' COVID-19 vaccines anticipated in 2022. We continue to expand manufacturing capacity to meet our collaborators’ needs for our adjuvant in 2022 and beyond.

Clover Biopharmaceuticals

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc. (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (“Clover Supply Agreement”). Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”), for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant. The Clover Supply Agreement also provides specified terms for Clover to order and take delivery of additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In September 2021, Clover reported that SCB-2019 achieved the primary and secondary efficacy endpoints, with a favorable safety profile, in a global Phase 2/3 clinical trial.

Biological E. Limited

In July 2021, we entered into an agreement with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™ (the “Bio E Supply Agreement”). Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides specified terms for Bio E to order and take delivery of additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In December 2021, CORBEVAX received approval for emergency use from the Drugs Controller General of India.

Medigen Vaccine Biologics

In February 2021, we entered into a Supply Agreement with Medigen Vaccine Biologics (Medigen) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, MVC-COV1901, for delivery in the first and second quarters of 2021. In August 2021, we entered into a second supply agreement to manufacture and supply additional specified quantities of CpG 1018 adjuvant for delivery in the third and fourth quarter of 2021. In August 2021, Medigen launched MVC-COV1901 after receiving Taiwan Emergency Use Authorization and approval for inclusion in Taiwan's COVID-19 vaccine immunization program.

Valneva Scotland Limited

In the third quarter of 2020, we entered into a commercial supply agreement with Valneva Scotland Limited (”Valneva”) to supply CpG 1018 adjuvant for its SARS-COV-2 vaccine candidate, VLA2001, in connection with Valneva’s supply agreement with the United Kingdom Government and subject to the terms of such agreement (“Valneva Supply Agreement”). In September 2021, the United Kingdom Government terminated its supply agreement with Valneva. In October 2021, Valneva reported that VLA2001 met both co-primary endpoints in the COV-COMPARE trial, and that VLA2001 was well-tolerated, demonstrating a statistically significant better tolerability profile compared to active comparator vaccine, AstraZeneca's AZD1222 (ChAdOx1-S).

In October 2021, we entered into a letter agreement (the “Valneva Amendment”), amending the Valneva Supply Agreement. Under the Valneva Amendment, we and Valneva agreed to the cancellation of the two then-outstanding purchase orders for CpG 1018 adjuvant under the Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment, and Valneva concurrently committed to purchase a reduced amount of CpG 1018 adjuvant under a new purchase order. We were entitled to retain the advance payments made by Valneva under such cancelled purchase orders to the extent such advance payments did not count towards the advance payments due under the Valneva Amendment.

Our Vaccine Research and Development Pipeline

We are building an innovative pipeline of investigational vaccine product candidates, leveraging our proven adjuvant technology. A summary of our pipeline programs follows:

Tdap Vaccine Phase 1 Study

Pertussis (whooping cough) is a serious illness in people of all ages and can be life-threatening, especially in infants. Whooping cough is caused by the highly contagious respiratory bacterium, Bordetella pertussis. People with pertussis usually spread the disease to others by coughing, sneezing or spending time in the same breathing environment. According to the CDC, there are an estimated 24.1 million cases of pertussis and about 160,700 deaths per year globally. The resurgence of B. pertussis in multiple countries has been attributed to the Tdap vaccine’s limited duration of protection and inability to block nasal colonizing infections, thereby failing to alter transmission. Our Tdap booster vaccine candidate adjuvanted with CpG 1018 is anticipated to improve the durability and protection against pertussis colonization in the upper airways by redirecting T cell responses and enhancing protective antibody responses in a booster vaccine. Initial proof-of-concept preclinical animal model data demonstrated that inclusion of CpG 1018 adjuvant in prime/boost vaccinations reduces bacterial burden in the upper and lower airways compared Tdap vaccination alone.

In June 2017, we entered into an agreement with Serum Institute of India Pvt. Ltd. (“SIIPL”) to collaborate on development and commercialization of certain potential vaccines including Tdap booster adjuvated with CpG1018. Topline data is expected in 2022 from our ongoing Tdap-1018 phase 1 clinical trial evaluating the safety, tolerability, and immunogenicity in adults and adolescents. Under the collaboration, we have exclusive worldwide rights to commercialize the vaccine, except that SIIPL has exclusive rights to distribute in India and to fulfill WHO/United Nations Children's Fund (“UNICEF”) tender contracts. Each party is responsible for clinical development cost in their respective territories.

Herpes Zoster Virus (Shingles) Vaccine Phase 1 Study

Shingles is an extremely painful consequence of the reactivation of a latent varicella-zoster virus (“VZV”) infection, with attacks leading to potential complications including chronic pain. The current shingles vaccine market is approximately $2 billion and expected to grow over time. Our CpG 1018 adjuvant has demonstrated its ability to enhance the immune response without excessive reactogenicity in both HEPLISAV-B and multiple COVID-19 clinical trials. Importantly, CpG 1018 has shown the ability to generate high levels of CD4+-cells which have been demonstrated to be key cell types in controlling latent VZV infection to avoid reactivation leading to shingles, with potentially lower reactogenicity compared to the current standard of care.

In January 2022, we announced the initiation of a phase 1 clinical trial of our shingles vaccine candidate, adjuvanted with CpG 1018. The global phase 1 study is designed to evaluate safety, tolerability and immunogenicity of the vaccine candidate which is comprised of glycoprotein E (gE) plus CpG 1018 adjuvant. Topline data from this trial is expected by the end of 2022.

U.S. Department of Defense (Plague Vaccine) Phase 2 Study

In September 2021, we entered into an agreement with the U.S. Department of Defense ("DoD") for the development of a recombinant plague vaccine adjuvanted with CpG 1018 for approximately $22.0 million over two and a half years. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine to show that two doses of CpG 1018 adjuvanted vaccine is non-inferior compared to three doses of the aluminum-adjuvanted vaccine. We anticipate the Phase 2 trial will commence in 2022.

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

As of December 31, 2021, our intellectual property portfolio included over 25 issued U.S. patents, over 60 granted foreign patents and over 25 additional owned or co-owned pending U.S. and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof. Some of these patents and patent applications relate to our discontinued immuno-oncology programs. Reductions in counts, relative to prior years, are reflective of the expiration of or decision to discontinue maintenance of older foreign patents that were not relevant to our active vaccine programs. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that expire in 2032.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued in the U.S. are effective for 20 years from the earliest effective filing date.

In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The duration of patents varies in accordance with provisions of applicable local law, but typically is 20 years from the filing date. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, will expire on dates ranging from 2022 to 2042.

The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents.

Because patent applications in the U.S. and many foreign jurisdictions typically are not published until 18 months after filing and publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to file for protection of the inventions set forth in these patent applications or in our issued patents. Further, there could be proceedings such as inter partes review (IPR), post grant review (PGR), reexamination, reissue or opposition which could result in claims in our patents being narrowed or even invalidated.

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

We may rely, in some circumstances, on trade secrets and confidentiality agreements to protect our technology. Although trade secrets are difficult to protect, wherever possible, we use confidential disclosure agreements to protect the proprietary nature of our technology. Our policy is to require each of our collaborators, commercial partners, employees, consultants and advisors to enter into an agreement before beginning their employment, consulting or advisory relationship with us that in general provides that the individuals must keep confidential and not disclose to other parties any of our confidential information developed or learned by the individuals during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we own all inventions conceived by the individuals in the course of rendering their employment or services to us. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and/or proprietary information will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Our products and development programs compete with several commercially available vaccine and adjuvant products. Many companies and institutions are making substantial investments in developing additional vaccines and adjuvants that could compete directly or indirectly with our marketed products and products under development by us and our collaborators. For example, while we recently announced a new shingles vaccine candidate, around the same time, Pfizer and Biontech also announced competing shingles programs. The approved products from these programs will all need to compete with a single approved vaccine currently available in the U.S.

We also believe our CpG 1018 adjuvant, which we use in our own products and product candidates and provide to our collaborators, is as or more effective than other available adjuvants and, being a yeast-derived product, is far more sustainable that other available products that are derived from, for example, shark squalene or tree bark. Regardless, there can be no guarantee that we can compete with other companies for sales of adjuvant, or any approved vaccine.

Competition for HEPLISAV-B

HEPLISAV-B, a two-dose in one month adult hepatitis B vaccine, competes directly with conventional three-dose over six months marketed vaccines Engerix-B from GSK, as well as Recombivax-HB marketed by Merck. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the EU and the U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. A three dose HBV vaccine manufactured by VBI Vaccines Inc. (“VBI”) is approved in Israel and the U.S. While we believe that HEPLISAV-B competes very well with other approved vaccines available on the market, we are still a relatively new entrant and we face significant competition in our longer term goal to capture a majority of U.S. market share. While we may explore additional territories outside of the U.S. and the EU to market HEPLISAV-B, in doing so we will likely face competition from these or other products and competitors.

Competition for our adjuvant supply supporting COVID-19 and our development pipeline including pertussis, shingles and other potential pipeline indications

We are also in competition with companies developing vaccines, and vaccine adjuvants, generally, including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Novartis International AG, Agenus, Inc., Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson and VBI.

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
•
completion of extensive pre-clinical laboratory tests and pre-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;
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

The results of biologic development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. Applications also must contain extensive manufacturing and control information. Applications must be accompanied by a significant user fee. Once the submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, eight months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA will typically conduct a pre-approval inspection of the manufacturer to ensure that the product can be reliably produced in compliance with cGMPs and will typically inspect certain clinical trial sites for compliance with GCP. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. The FDA may deny approval of an application by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or trial(s), and/or other significant, expensive and time- consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Approval may occur with boxed warnings on product labeling or Risk Evaluation and Mitigation Strategies, which limit the labeling, distribution or promotion of a product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

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

Physicians may, in their independent medical judgment, prescribe legally available pharmaceuticals for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If our promotional activities, including any promotional activities that a contracted sales force may perform on our behalf, fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require corrective advertising or a recall or institute fines or civil fines, additional reporting requirements and/or oversight or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” is defined as any remuneration, direct or indirect, overt or covert, in cash or in kind, and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute may have been violated, and enforcement will depend on the relevant facts and circumstances. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), among other things, amended the intent requirement of the federal Anti-Kickback Statute to state that a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or to have offered improper inducements to federal health care program beneficiaries to select a particular provider or supplier. The federal Anti-Kickback Statute is broad, and despite a series of narrow statutory exceptions and regulatory safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. In addition, where such activities involve foreign government officials, they may also potentially be subject to the Foreign Corrupt Practices Act. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including our activities with physician customers, pharmacies, and patients, as well as our activities pursuant to partnerships with other companies and pursuant to contracts with contract research organizations, could be subject to challenge under one or more of such laws.

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

Separately, there are a number of other fraud and abuse laws that pharmaceutical manufacturers must be mindful of, particularly after a product candidate has been approved for marketing in the United States. For example, a federal criminal law enacted as part of, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. There are also federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Healthcare Privacy and Security Laws. We may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, which established uniform standards for certain “covered entities” (certain healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” — independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. In addition to possible civil and criminal penalties for violations, HITECH created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. State laws also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we are required to comply with international personal data protection laws and regulations, particularly as the result of our operations in Düsseldorf, Germany.

Privacy and Security Laws. We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA and, in the EU and the European Economic Area ("EEA") the GDPR (Regulation 2016/679). New privacy rules are being enacted in the United States and globally, and existing ones are being expanded, updated and strengthened.

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

Further, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA") in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states and local jurisdictions have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, register pharmaceutical sales representatives, and prohibiting certain other sales and marketing practices. In addition, a similar federal requirement, known as the Physician Payments Sunshine Act, requires manufacturers, including pharmaceutical manufacturers, to track and report annually to the federal government certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals and information regarding ownership or investment interests held by such physicians and their immediate family members. The federal government discloses the reported information on a publicly available website. Certain states, such as Massachusetts, also make the reported information publicly available. In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations. These laws may adversely affect our sales, marketing, and other activities with respect to our products in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Coverage and Reimbursement. Sales of any marketed product, in particular for HEPLISAV-B, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any marketed product or a decision by a third-party payor not to cover a market product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

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

The U.S. and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs (including a number of proposals pertaining to prescription drugs, specifically), improving quality and/or expanding access. For example, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufactures. There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Such interest has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law.

The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in California, effective January 1, 2019, drug companies must notify insurers and government regulators of certain price increases and provide an explanation of the reasons for such increases.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding. Further, Congress is considering additional health reform measures.

MANUFACTURING

We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B and our product candidates, including the manufacturing of TLR agonists, antigens, and the formulation, fill and finish of the resultant products. As is common in our industry in light of FDA inspection and licensing requirements for manufacturing sites, we have relied on a limited number of suppliers to produce products for clinical trials and conduct fill/finish operations. We also rely on a single supplier to produce our CpG 1018 adjuvant for HEPLISAV-B and for our collaborators, and have established an additional qualified supplier to produce CpG 1018 adjuvant for our collaboration partners. Switching suppliers, or bringing on additional suppliers, could be complicated and time consuming, but we generally seek to maintain inventory to help bridge any unexpected gap in supply. In order to help us successfully manufacture and commercialize HEPLISAV-B, we have secured long-term supply agreements with the key third-party suppliers and vendors for commercial supply of our component products and finished goods. We currently manufacture the HBsAg for HEPLISAV-B at our Dynavax GmbH facility.

COMMITMENT TO COMPLIANCE AND ENVIRONMENT

We are committed to conducting our business in compliance with all applicable legal and ethical standards. In addition, we are committed to helping to protect the environment.

Our Ethics and Compliance program includes our Code of Business Conduct and Ethics (“Code”), which sets forth our expectations of all Dynavax employees globally that they conduct their business activities in a legal and ethical manner. The Code can be found on our website under the header “Investors” and within that under the header “Corporate Governance Documents.” We have a Chief Ethics and Compliance Officer, a Compliance Steering Committee and policies, procedures and training addressing specific aspects of our business, including advertising and promotion; engagements with healthcare providers; and regarding our business activities outside the United States to ensure they comply with the U.S. Foreign Corrupt Practices Act and all other applicable anti-corruption laws. We certify on an annual basis to having a comprehensive compliance program that meets the standards set forth under California law. This certification, which sets forth all of the elements of our healthcare compliance program, can be found on our web-site.

We also care about the environment. To that end, our headquarters is in a building certified as “Gold” level on the LEED Scorecard as set forth by the United States Green Building Committee. Additionally, we offer incentives to our employees to utilize public transit in order to reduce traffic congestion and pollution and there is a free shuttle from our building to public transportation. Access to our offices has been limited to essential workers since the beginning of the pandemic. We do not plan to have our headquarter-based employees return to our headquarters full-time once the pandemic subsides. This transition to a largely virtual environment further helps reduce congestion and pollution. Additionally, we have plans in 2022 to significantly reduce the size of our headquarters office space which will further reduce our carbon footprint. In addition, we have an active recycling program. We continue to consider other ways in which we can conduct our business in an environmentally friendly manner.

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.

Human Capital Resources

As of December 31, 2021, we had 311 employees, comprised of 201 employees in the U.S., including 96 members of our field sales team located throughout the U.S., as well as 110 employees in our office and manufacturing facility in Düsseldorf, Germany. Many of our employees hold advanced degrees, including Masters degrees and Pharm.D., Ph.D., M.D. or J.D. degrees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be very good.

Retention

Our regrettable turnover rate for 2021 was 12.0% in the U.S. and less than 7.7% in Düsseldorf. As a vaccine-focused company, we face stiff competition to hire and retain our employees which is exacerbated by the current and intense global focus to develop and distribute a COVID-19 vaccine, as market participants in the COVID-19 space grow their businesses and seek to do so by hiring professionals with vaccine experience in particular. The average tenure among our employees, is 5.6 years in Düsseldorf and 2.6 years in the U.S.

Development

Attracting and retaining top talent is key to the achievement of our strategic goals. The development and engagement of our employees is also a top priority of the human resources team, and in 2021, an additional 28 leaders and key contributors completed a leadership development program.

In 2021 we offered a diversity and inclusion program called Awareness & Understanding in Action to our U.S.-based employees. This program consisted of five modules facilitated by an external Diversity, Equity and Inclusion ("DEI") consultant. Later in the year we implemented the following three global DEI Commitments:

•
Fostering a culture where all employees are recognized and appreciated for the unique individuals they are and for their accomplishments in the workplace.
•
Providing education to our employees on the negative effects of unconscious bias.

•
Building and sustaining a team filled with a diversity of personal experiences, backgrounds, and perspectives.

In 2021 we also partnered with certain non-profit organizations committed to addressing the impact of poverty and inequality in our communities and we added two additional paid days for our employees to volunteer in their communities each year.

Response to the COVID-19 pandemic

In response to the COVID-19 pandemic, we moved to a virtual working model in the U.S. and through work-from-home and creative scheduling efforts, we continued to reduce the number of employees required to be onsite each day in our Düsseldorf manufacturing facility by approximately 50%. Also, in response to the pandemic we implemented a wellness mobile phone application for employees with free exercise, nutrition and other health related resources. We held several internal competitions among employees and rewarded employees for making healthy lifestyle choices. In the U.S. we implemented an additional mental health benefit providing greater access to resources and care for our employees and their family members.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones facing us. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

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

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. Successful commercialization of HEPLISAV-B in the U.S. or elsewhere will require significant resources and time and, while our personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is our first marketed product, the potential uptake of the product in distribution and the timing for growth in sales, if any, is unpredictable and we may not be successful in commercializing HEPLISAV-B in the long term. Additionally, while we have received European approval for HEPLISAV-B and we entered a commercialization agreement for the marketing and distribution of HEPLISAV-B in Germany in May 2021, we have never launched a product in the European Union before and there can be no certainty that we will succeed in our European launch efforts. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment, our efforts may fail to overcome established competition at favorable pricing or at all.

We converted our contracted U.S. field sales team into full-time employees in the second quarter of 2019. Before then we had not previously employed an in-house field sales team, and thus have limited experience in overseeing and managing an employed salesforce. In 2021 we significantly expanded our field sales force. It will take time for this expanded team to generate significant sales momentum, if it does so at all. In addition, retention of capable sales personnel may be more difficult as we focus on a single product offering and we must retain our salesforce in order for HEPLISAV-B to establish a commercial presence.

Moreover, we expect that significant resources will need to be invested in order to successfully market, sell and distribute HEPLISAV-B for use with diabetes patients, one of our targeted patient populations. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that all adults aged 19-59, including patients with diabetes, receive hepatitis B vaccinations, we are unable to predict how many of those patients may actually receive HEPLISAV-B.

In addition to the risks with employing and maintaining our own commercial capabilities and with contracting, other factors that may inhibit our efforts to successfully commercialize HEPLISAV-B include:

•
whether we are able to recruit and retain adequate numbers of effective sales and marketing personnel;
•
whether we are able to access key health care providers to discuss HEPLISAV-B;
•
whether we can compete successfully as a relatively new entrant in established distribution channels for vaccine products; and
•
whether we will maintain sufficient financial resources to cover the costs and expenses associated with creating and sustaining a capable sales and marketing organization and related commercial infrastructure.

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

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive efforts to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. Our field-based personnel previously paused in-person customer interactions in healthcare settings and generally used electronic communication, such as emails, phone calls and video conferences. We may be required to do again so in the future. Many healthcare and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. The different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, our customers’ procurement activities, as well as those of our collaborators, which could negatively affect our product sales.

In addition, due to the ongoing COVID-19 global pandemic, most medical centers initially restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in March 2020. As states began phasing out these restrictions, medical centers began operating under limited capacity and strict social distancing rules. The overall impact has generally resulted in significantly reduced utilization of all adult vaccines (other than COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B. This reduced utilization has significantly impacted sales and is likely to continue to impact us until restrictions affecting us are lifted and the U.S. returns to more normal conditions. There can be no assurance of the timing or likelihood for adult vaccine utilization rates to return to pre-pandemic levels.

Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Even though we have been granted a marketing authorization in the European Union for HEPLISAV-B, we have yet to obtain reimbursements and pricing approval in any European Union member state. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other European Union member states allow companies to fix their own prices for medicines, but monitor and control company profits. Any delay in being able to market our products in the European Union or elsewhere will adversely affect our business and financial condition.

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

Our business and operations have been, and may continue to be, adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business has been, and may continue to be, adversely affected by the effects of the COVID-19 virus and its variants, which was declared by the World Health Organization (“WHO”) as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease. In response to these public health directives and orders, we have implemented work-from-home policies for all employees, except those that need to be at work in order to perform critical responsibilities.

The COVID-19 pandemic, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. In accordance with guidance issued by the Centers for Disease Control and Prevention, WHO and local authorities, beginning in March 2020, most of our global workforce transitioned to working remotely and has continued to do so since. The principal purchasers of HEPLISAV-B, including independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies, have all drastically curtailed their day-to-day activities and ceased allowing or significantly reduced access to their facilities for non-COVID-19 related business. Thus, our field sales and medical science employees have increased their use of telephone and web-based means to carry out their roles where necessary, which may not be as effective as being in-person.

The overall impact has generally resulted in significantly reduced utilization of all adult vaccines, (other than COVID-19 vaccines), including HEPLISAV-B, since the end of the first quarter of 2020. This shift has significantly and adversely impacted our sales of HEPLISAV-B and our business and operating results since March 2020 and continues to pose a headwind for our HEPLISAV-B business. This reduced HEPLISAV-B utilization is likely to continue to impact us until restrictions affecting us are lifted, and the U.S. returns to more normal conditions.

We also cannot predict to what extent the COVID-19 pandemic may continue to disrupt demand for HEPLISAV-B, but the overall magnitude of the disruption to our business will depend, in part, on the length and ongoing severity of the restrictions, and other limitations on our ability to conduct our business in the ordinary course. Utilization rates for adult vaccines (other than COVID-19 vaccines) are well below pre-pandemic levels. Prolonged disruptions would likely materially and negatively impact our business, operating results and financial condition.

If the effect of any quarantines, shelter-in-place, executive and similar government orders related to COVID-19 increase, they could impact personnel at our manufacturing facility in Germany and third-party manufacturing facilities in the United States or abroad. This could adversely affect our ability to maintain and distribute a consistent supply of HEPLISAV-B or CpG 1018 adjuvant sufficient to meet demand.

The spread of COVID-19, which has caused a broad impact globally, has resulted in changes to our business and operations which has impacted our business and operations and may materially affect us economically in the future. While the potential economic impact, and the duration of such impact, brought by the COVID-19 pandemic may be difficult to assess or predict, a widespread pandemic could also potentially result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to rapidly evolve, and new variants of the virus continue to emerge. While some vaccines have been recently approved, it is not clear whether, which, or to what extent these vaccines will protect against current or future variants of the virus. The extent to which the COVID-19 pandemic impacts our business, our future sales of HEPLISAV-B, sales of CpG 1018 adjuvant and our total revenue will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak including current and future variants, travel restrictions, quarantines, social distancing requirements and business closures in the United States and elsewhere, business disruptions and the effectiveness of actions taken in the U.S. and elsewhere to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these impacts could continue to adversely impact our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

As we continue to focus on the commercialization of our HEPLISAV-B vaccine and our CpG 1018 adjuvant, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.

As our commercial operations expand, we expect that we will also need to manage additional relationships with various third parties, including sole source suppliers, distributors, wholesalers and hospital customers. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize our HEPLISAV-B vaccine and CpG 1018 adjuvant, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train, retain and integrate additional management, administrative and sales and marketing personnel, or secure sufficient or timely supply from third party service and product providers, and our failure to accomplish any of these activities could prevent us from successfully growing or our company or maintaining the same level of commercial growth.

As we plan for broader commercialization of our HEPLISAV-B vaccine and for expanded capacity to manufacture our CpG 1018 adjuvant, our financial commitments to increase supply capacity might outpace actual demand for our products.

As we plan to scale up production capabilities for HEPLISAV-B as well as production capabilities for our CpG 1018 adjuvant, to support market share gains or potential vaccine collaborations in response to COVID-19 and other initiatives, we have been, and in the future will be, required to make significant financial commitments to reserve manufacturing capacity at our contract manufacturing organizations (“CMOs”). Under ordinary circumstances we would make these commitments close in time and with some level of certainty that we have customers making similar commitments to us. Because of long lead times on manufacturing, uncertainty about who will ultimately buy adjuvant from us and in what quantities, if any, as well as the need to book manufacturing capacity in advance, the financial commitments we make to our CMOs to support manufacturing may not be recovered in its entirety, or at all, if our collaborators or customers do not ultimately purchase from us. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. As a result, we could end up making financial commitments that we never recover if demand for the adjuvant or any other product does not materialize in the volumes we are expecting or at all.

As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product that we are reliant upon third parties to manufacture on our behalf.

As our commercial business begins to expand in connection with commercial sales of HEPLISAV-B and CpG 1018 adjuvant, the contracts we enter into with our customers will generally carry delivery obligations that require us to deliver product in certain quantities and meet certain quality thresholds, among other things, all within specified timeframes. If, for any reason, whether due to reliance on third-party manufacturers or otherwise, we are unable to deliver timely, compliant products to our customers in quantities that meet our contractual obligations, we could be subject to lost revenue, contractual penalties, suits for damages, harm to our reputation or other problems that could materially and adversely affect our business.

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.

A substantial portion of our revenue for the foreseeable future may depend on sales of CpG 1018 adjuvant, which are difficult to predict. For example, as of December 31, 2021, we received advanced payments from certain of our customers to purchase specified quantities of CpG 1018 adjuvant which were recorded as deferred revenue until we deliver the adjuvant and meet all criteria to recognize revenue. In accordance with our stated revenue policy, we expect to record revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. The occurrence and timing of such transfer of control can be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. We expect that our visibility into future revenue relating to sales of CpG 1018 adjuvant, including volumes, prices and timing, will continue to be limited and could result in significant, unexpected fluctuations in our quarterly and annual operating results.

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2021, sales of CpG 1018 accounted for 85% of our overall revenue, and one CpG 1018 customer accounted for 42% of our revenue. If orders from our top customers or the number of CpG 1018 collaborations are reduced or discontinued, our revenue in future periods may materially decrease. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Similarly, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B surface antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. The FDA approved our pre-filled presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation and rely on a contract manufacturer to do so. Our contract manufacturer is the only approved provider that we have, and there can be no assurance that we or they can successfully manufacture sufficient quantities of pre-filled syringes in compliance with good manufacturing practice ("GMP") in order to meet market demand.

Historically, we have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce (i) our CpG 1018 adjuvant for HEPLISAV-B and for our collaborators and (ii) our pre-filled syringe presentation. Recently, we qualified a second supplier to manufacture CpG 1018 adjuvant, but have a limited operating relationship with them. To date, we have manufactured only small quantities of oligonucleotides ourselves for development purposes. If we were unable to maintain our existing suppliers for CpG 1018 adjuvant, we would have to establish an alternate qualified manufacturing capability ourselves, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B, or CpG 1018 adjuvant, and developing and commercializing our and our collaborators’ product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers, or at all.

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

We have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop vaccines for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant or otherwise are inadequate, we may be unable to realize recurring commercial benefit from the development of any vaccines containing CpG 1018 adjuvant.

As part of our business, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, plague, Tdap, seasonal influenza, universal influenza and shingles. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing vaccine development, the results of clinical trials, whether a vaccine will be approved for use, the extent of competition, government actions and whether a vaccine can be successfully manufactured and commercialized. As a result, these collaborative efforts may not be as successful as we expect, or at all.

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. Our collaborators may not purchase as much adjuvant as we anticipate, and they may delay placing orders or delay taking certain deliveries under certain circumstances which can affect our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of December 31, 2021, only two of our collaborators have received emergency use authorization from an applicable regulatory authority for any vaccine for COVID-19 containing our adjuvant. We have historically relied on a single supplier to produce our CpG 1018 adjuvant, and only recently have qualified an alternate supplier to produce the adjuvant with whom we have a limited operating relationship. If we were unable to maintain our existing suppliers for the adjuvant, we would have to establish and maintain an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines by our third-party collaborators. We or other third parties may not be able to produce sufficient adjuvant at a cost, quantity and quality similar to that available from our current third-party suppliers, or at all, and even if we are successful in adding an additional supplier, there is no guarantee such supplier will be able to manufacture compliant supplemental quantities sufficient to support commercial demand, to the extent it materializes, and in the timeframes required.

Our adjuvant has no composition of matter patent protection. We have filed patent applications claiming compositions and methods of use of CpG 1018 adjuvant for COVID-19 and other vaccines. Such patents may or may not be allowed. In addition, we rely on trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018 adjuvant. If we are unable to adequately obtain or enforce our proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we may not have the ability to prevent others from developing or commercializing a vaccine containing the adjuvant. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

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

Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing, as well as coverage and reimbursement decisions, may not allow our future products to compete effectively with existing competitive products. Because we intend to offer products, if approved, that involve new technologies and new approaches to treating disease, the willingness of third-party payors to reimburse for our products is uncertain. We will have to charge a price for our products that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Further, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to achieve profitability, and such unavailability could harm our future prospects and reduce our stock price.

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

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction, or AMI. This study was initiated in August 2018, concluded in November 2020 and the final study report has been submitted to the FDA. We are also committed to conducting an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct and/or complete these studies to the satisfaction of the FDA could result in withdrawal of our BLA approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Similar post-marketing obligations and commitments exist in the European Union. For example, we are required to submit periodic safety update reports to the EMA and to keep an up to date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPISLAV-B. Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.

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

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient, or any, revenues and our business will be harmed.

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck and GlaxoSmithKline plc (“GSK”) and, if commercialized outside the U.S., with vaccines from those companies as well as several additional established pharmaceutical companies who market abroad. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and United States. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. A three-dose HBV vaccine manufactured by VBI Vaccines Inc. (“VBI”) is approved in Israel and U.S.

We are also in competition with companies developing vaccines and vaccine adjuvants, generally including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Novartis International AG, Agenus, Inc., Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson and VBI. We will likely compete with several of these companies in the hepatitis space, Tdap space, shingles space and spaces occupied by any other product candidates we ultimately choose to advance through our pipeline in the future.

Products in our clinical pipeline, if approved, will also face competition from competitors who have competing clinical programs or already approved products. Existing and potential competitors or other market participants may also compete with us for qualified commercial, scientific and management personnel, as well as for technology that would otherwise be advantageous to our business. Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified personnel in the near-term, particularly with respect to HEPLISAV-B commercialization. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to obtain financing as needed, enter into collaborative arrangements, sell our product candidates or generate revenues.

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

We have generated limited revenue from the sale of products and, prior to January 1, 2021, have incurred losses in each year since we commenced operations in 1996. Our net income for the year ended December 31, 2021 was $76.7 million compared to net loss of $75.2 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $1.2 billion.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S., we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. While new sales of CpG 1018 adjuvant have generated significant revenue during the pandemic, there is no guarantee that such revenues will be sustainable in the long term. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.

As of December 31, 2021, we had $546.0 million in cash, cash equivalents and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the year ended December 31, 2021, we had net income of $76.7 million. As of December 31, 2021, we had an accumulated deficit of $1.2 billion. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

Our registration and commercial timelines depend on further discussions with regulatory agencies and requirements and any requests that they may make for additional data or completion of additional clinical trials. Any such requirements or requests could:

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

We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S. and Europe, requiring a significant commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets outside of the U.S. and Europe. Developing, seeking regulatory approval for and marketing our product candidates outside of the U.S. could impose substantial costs, as well as burdens on our personnel resources, in addition to potential diversion of management’s attention from domestic operations. International operations are subject to risk, including:

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
•
foreign tax compliance and diverse tax consequences;
•
the fluctuation of conversion rates between foreign currencies and the U.S. dollar; and
•
regional and geopolitical risks.

In the event that we determine to pursue commercialization of HEPLISAV-B outside the United States and the European Union, our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, there is the risk that we may not receive approval in one or more jurisdictions, even if we undertake these efforts.

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

Clinical trials for our commercial product and product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and have uncertain outcomes.

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

Negative or inconclusive results or adverse medical events, including participant fatalities that may be attributable to our product candidates, during a clinical trial may necessitate that it be redesigned, repeated or terminated. Further, some of our clinical trials may be overseen by a Data Safety Monitoring Board (“DSMB”), and the DSMB may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. Any such delay, suspension, termination or request to repeat or redesign a trial could increase our costs and prevent or significantly delay our ability to commercialize our product candidates. Even if we complete all such activities without issue, final results may not actually support approval of a particular product candidate.

HEPLISAV-B and most of our earlier stage programs rely on oligonucleotide TLR agonists. In the event of serious adverse event data relating to TLR agonists we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.

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

We have and may in the future need to establish collaborative relationships to obtain domestic and/or international sales, marketing, research, development and distribution capabilities for our product candidates and our discovery research programs. Failure to obtain a collaborative relationship for those product candidates and programs or HEPLISAV-B in markets outside the U.S. requiring extensive sales efforts, may significantly impair the potential for those products and programs and we may be required to raise additional capital to continue them. The process of establishing and maintaining collaborative relationships is difficult and time-consuming, and even if we establish such relationships, they may involve significant uncertainty, including:

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
•
our ability to generate future payments and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of product candidates, obtain regulatory approvals and successfully manufacture and commercialize the products developed from product candidates;
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
•
the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, “ACA”) which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members;

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

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing.

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

In connection with our work with the U.S. Department of Defense, we have become a defense contractor, and are therefore subject to new administrative burdens and control requirements in connection with the maintenance of that relationship.

In September of 2021, we entered into an agreement with the U.S. Department of Defense ("DoD") relating to the conduct of a clinical trial in connection with the development of an improved plague vaccine. In connection with this agreement we became subject to new administrative and control requirements, including certain reporting obligations as well as a requirement to develop, implement and maintain an ITAR compliance program, among other things. Further, if our efforts result in an improved plague vaccine and we enter into a supply agreement for finished plague vaccines with the DoD, we expect that such a supply contract would impose additional administrative, control, compliance and other obligations. We have limited experience developing and administering such programs. Development and maintenance of such programs can be burdensome and costly and there can be no guarantee that we will be able to maintain compliance with all of the terms of such an agreement. Failure to comply with these requirements could have a significant reputational or financial impact on our business and on our stock price.

We face product liability exposure, which, if not covered by insurance, could result in significant financial liability.

While we have not experienced any product liability claims to date, the use of any of our product candidates in clinical trials and the sale of any approved products, including HEPLISAV-B, will subject us to potential product liability claims and may raise questions about a product’s safety and efficacy. As a result, we could experience a delay in our ability to commercialize one or more of our product candidates or reduced sales of any approved product candidates. In addition, a product liability claim may exceed the limits of our insurance policies and exhaust our internal resources. We have obtained limited clinical trial liability and umbrella insurance coverage for our clinical trials. This coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost, or at all. While we have obtained product liability insurance coverage for HEPLISAV-B, there is a risk that this coverage may not be adequate or may not continue to be available in sufficient amounts, at an acceptable cost or at all. We also may not be able to obtain commercially reasonable product liability insurance for any product approved for marketing in the future. A product liability claim, product recalls or other claims, as well as any claims for uninsured liabilities or in excess of insured liabilities, would divert our management’s attention from our business and could result in significant financial liability.

Risks Related to our Intellectual Property

If third parties successfully assert that we have infringed their patents and proprietary rights or challenge our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming and delay or prevent development or commercialization of our product candidates.

We may be exposed to future litigation or other dispute by third parties based on claims that our products, product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the ownership, scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. From time to time we have been, and in the future may become, involved in various administrative proceedings related to our intellectual property which causes us to incur certain legal expenses. If we become involved in any litigation and/or other significant proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.

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

For example, our HEPLISAV-B and CpG 1018 adjuvant have no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by method of use patents relating to HEPLISAV-B and the use of CpG 1018 in vaccines, and trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to HEPLISAV-B and CpG 1018. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that expire in 2032. We have filed patent applications claiming compositions and methods of use of CpG 1018 for COVID-19 and other vaccines, but we cannot provide any assurances that we will receive an issued patent for any of these patent applications or that, if issued, any of these patents will provide adequate protection for any intended use of CpG 1018 in vaccines. In addition, we may be subject to co-ownership of the underlying intellectual property with our collaborators and not the sole owner. If we are unable to adequately obtain patent protection or enforce our other proprietary rights relating to CpG 1018, we may be unable to realize any recurring commercial benefit from the development of a vaccine containing CpG 1018, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018.

The biopharmaceutical patent environment outside the U.S. is also uncertain. We may be particularly affected by this uncertainty since several of our product candidates or our collaborators’ vaccine candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection, if any at all. For example, while many countries such as the U.S. permit method of use patents relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving, or may prohibit certain activities, and may be unfavorably interpreted to prevent us from successfully prosecuting some or all of our pending patent applications relating to the use of CpG 1018. There are some countries that currently do not allow such method of use patents, or that significantly limit the types of uses that are patentable.

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
•
other parties may design around technologies we have licensed, patented or developed; and
•
pending patent applications or issued patents may be challenged by third parties in proceedings, such as inter partes review, pre- and post-grant oppositions, and post grant review.

We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We cannot be certain that we will be able to protect our trade secrets or other proprietary know-how adequately. Any disclosure of confidential data in the public domain or to third parties could allow our competitors to learn our trade secrets. If we are unable to adequately obtain or enforce proprietary rights, we may be unable to commercialize our products, enter into collaborations, generate revenues or maintain any advantage we may have with respect to existing or potential competitors.

We have in the past, and may in the future, rely on licenses to intellectual property from third parties. Impairment of these licenses or our inability to obtain or maintain them could severely harm our business.

Our current or future research and development efforts may depend in part upon our license arrangements for certain intellectual property owned by third parties. Our dependence on these licenses could subject us to numerous risks, such as disputes regarding the use of the licensed intellectual property and the creation and ownership of new discoveries under such license agreements. In addition, these license arrangements could require us to make timely payments to maintain our licenses and typically contain diligence or milestone-based termination provisions. Our failure to meet any obligations pursuant to such agreements could allow licensors to terminate our agreements or undertake other remedies such as converting exclusive to non-exclusive licenses if we are unable to cure or obtain waivers for such failures or amend such agreements on terms acceptable to us or at all. In addition, license agreements may be terminated or may expire by their terms, and we may not be able to maintain the exclusivity of these licenses. If we cannot obtain and maintain licenses that are advantageous or necessary to the development or the commercialization of our product candidates, we may be required to expend significant time and resources to develop or license similar technology or to find other alternatives to maintaining the competitive position of our products. If such alternatives are not available to us in a timely manner or on acceptable terms, we may be unable to develop or commercialize certain of our product candidates. In the absence of a current license, we may be required to redesign our technology so it does not infringe a third-party’s patents, which may not be possible or could require substantial funds and time.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future, to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•
impact of the COVID-19 pandemic on our HEPLISAV-B vaccine, CpG 1018 adjuvant, or other product revenue;
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

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock. In this regard, worsening economic conditions, interest rate increases and/or other tapering policies from the government, and other adverse effects or developments relating to the ongoing COVID-19 pandemic or general economic environment may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of December 31, 2021, we had $120.5 million remaining under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

Risks Related to Our Outstanding Convertible Notes

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

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

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

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.

As of October 1, 2021, the conditions allowing holders to convert all or any portion of their Convertible Notes were met, and holders of Convertible Notes are entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. As of October 1, 2021, the conditions allowing holders to convert all or any portion of their Convertible Notes were met. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Certain provisions in the indenture governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Convertible Notes will require us, subject to certain exceptions, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The Capped Calls may affect the value of the Convertible Notes and our common stock.

In connection with the issuance of the Convertible Notes, we have entered into capped call transactions with the option counterparties totaling $27.2 million (the "Capped Calls"). The Capped Calls cover, subject to customary adjustments, the number of shares of common stock that initially underlie the Capped Calls. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

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

Our business operations are vulnerable to interruptions by natural disasters, health epidemics (such as the ongoing COVID-19 pandemic) and other catastrophic events beyond our control, the occurrence of which could materially harm our manufacturing, distribution, sales, business operations and financial results.

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

Our business could be adversely affected by health epidemics in regions where we have manufacturing facilities, sales activities or other business operations. For example, outbreaks of epidemic or pandemic diseases, such as the ongoing COVID-19 pandemic, or the fear of such events, have and could again in the future cause restrictions on supply chains, restrict access to workplaces and affect employee health and availability.

Although we maintain inventories of HEPLISAV-B and its components, our ability and those of our contractors and distributors to produce and distribute HEPLISAV-B could be adversely affected. A pandemic or similar health challenge could severely impact the U.S. healthcare system, which may have an adverse effect on usage and sales of HEPLISAV-B. In addition, any such event could result in widespread global health crisis that could adversely affect global economies and financial markets resulting in an economic downturn that could affect the demand for HEPLISAV-B and future revenue and operating results and our ability to raise additional capital when needed on acceptable terms, if at all. For example, the COVID-19 pandemic has generally resulted in significantly reduced utilization of all adult vaccines (other than the COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into an agreement to sublease 23,976 square feet of office space located at 2100 Powell Street, Emeryville, California for our global headquarters. This sublease agreement will continue until June 30, 2022.

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

We also lease approximately 5,600 square meters of manufacturing and office space in Düsseldorf, Germany. In September 2021, we entered into a new Düsseldorf lease for the same space we previously leased, with the same landlord. The new lease will continue until December 31, 2031.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “DVAX”.

As of February 21, 2022, there were approximately 40 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The chart below compares total stockholder return on an investment of $100 in cash on December 31, 2016, for: our common stock, the Nasdaq Stock Market (U.S. companies), and the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends.

Note: Dynavax management cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 -YEAR CUMULATIVE TOTAL RETURN
AMONG DYNAVAX TECHNOLOGIES, NASDAQ MARKET INDEX, AND SIC CODE INDEX

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
DYNAVAX TECHNOLOGIES CORPORATION
NASDAQ U.S.
NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2016
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2021

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Dynavax Technologies Corporation under the Securities Act, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

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

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, plague, Tdap, seasonal influenza, universal influenza and shingles.

In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S. and the European Union.

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States. There are three other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc and Recombivax-HB® from Merck & Co. We received Marketing Authorization approval of HEPLISAV-B in February 2021 from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany.

All of our HEPLISAV-B sales are to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the year ended December 31, 2021, HEPLISAV-B product revenue, net was $61.9 million.

In January 2021, we entered into an agreement (the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant. In May 2021, we entered into the first amendment (the “Amendment”) to the CEPI Agreement. The agreement enables CEPI to direct the supply of CpG 1018 adjuvant to CEPI partner(s). In exchange for reserving CpG 1018 adjuvant, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan of up to $176.4 million.

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In December 2021, CORBEVAX received approval for emergency use from the Drugs Controller General of India.

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

In February 2021, we entered into a Supply Agreement (“Medigen Supply Agreement”) with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, MVC-COV1901, for delivery in the first and second quarters of 2021. In August 2021, we entered into a second supply agreement (“Medigen Supply Agreement No. 2”) to manufacture and supply additional specified quantities of CpG 1018 adjuvant for delivery in the third and fourth quarter of 2021. In August 2021, Medigen launched MVC-COV1901 after Medigen received Taiwan Emergency Use Authorization and approval for inclusion in Taiwan's COVID-19 vaccine immunization program.

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

In October 2021, we entered into a letter agreement (the “Valneva Amendment”), amending the Valneva Supply Agreement. Under the Valneva Amendment, we and Valneva agreed to the cancellation of the two then outstanding purchase orders for CpG 1018 adjuvant under the Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment, while concurrently committing to purchase a reduced amount of CpG 1018 adjuvant under a new purchase order. We are entitled to retain the advance payments made by Valneva under such cancelled purchase orders to the extent such advance payments do not count towards the advance payment dues under the Valneva Amendment.

For the year ended December 31, 2021, CpG 1018 product revenue, net, was $375.2 million.

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

COVID-19 Update

The ongoing COVID-19 global pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 virus or current or newly discovered variants, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We continue to assess the potential evolving impact of the COVID-19 pandemic on our business and operations.

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. Due to the ongoing COVID-19 global pandemic, most medical centers began restricting access to their facilities and focused on providing care to only the most severely affected patients, beginning in March 2020. As states began phasing out restrictions in the middle of 2020, medical centers have been operating under limited capacity or with strict social distancing rules. There has been a significant reduction in the utilization of adult vaccines (other than COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B which has impacted sales of HEPLISAV-B. While adult hepatitis B vaccine utilization rates have continued to stay below pre-pandemic levels, we are starting to see a recovery in such utilization from all-time lows. Additionally, HEPLISAV-B continues to gain market share in the U.S. hepatitis B adult vaccine market.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have implemented measures to help protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite and continue to actively evaluate a return to the office at an appropriate time. In the conduct of our business activities, we are also taking actions to help protect the safety of patients and healthcare professionals. In the early stages of the pandemic, our field-based personnel reduced in-person customer interactions in healthcare settings and primarily used electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact began conducting a greater proportion of their work from their homes and are facing additional demands on their time during the COVID-19 pandemic. While the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, impacted the effectiveness of our sales personnel, we have gradually moved back to in-person interactions in many cases. With the rise of new variants, and related precautions, however, our customers’ procurement activities and those of our collaborators continue to be impacted which could negatively affect our overall product sales. It is possible that we may have to limit in-person engagement again in the future.

Our HEPLISAV-B post-marketing follow-up has been completed. In April 2021, we announced the results of the post-marketing study assessing the rates of occurrence of acute myocardial infarction ("AMI") in persons receiving HEPLISAV-B compared with Engerix-B. The results provided evidence there is no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B. We expect data from the autoimmune portion of our observational study to be available in the first quarter of 2022. Our HEPLISAV-B dialysis study has also been completed. Final immunogenicity results included a seroprotection rate of 89.3% with high levels of anti-HBs antibodies. Safety data showed HEPLISAV-B was well tolerated and no safety concerns were observed.

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

We have been actively pursuing opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging CpG 1018 adjuvant, our toll-like receptor 9 (“TLR9”) agonist, which is also used in our HEPLISAV-B product. Since the first half of 2021, we announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines. To date, two of our collaborators have received emergency use authorizations for their

COVID-19 vaccines, and we anticipate that more will be announced during 2022. We and our contract manufacturers are developing plans to help scale-up activities to support pandemic-level of production of our CpG 1018 adjuvant, as necessary to support these and any future collaborations. There can be no assurance we will be successful in our efforts to help develop or supply adjuvanted COVID-19 vaccines or other vaccines.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In doing so, we are required to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

See Note 2 to the Consolidated Financial Statements in this Annual Report on Form 10-K for a summary of our significant accounting policies.

Revenue Recognition

Product Revenue, Net – HEPLISAV-B

We recognize revenue when we transfer control of promised goods to the customer at the net sales price, which includes estimates such as product returns, chargebacks, discounts, rebates and other fees. While each item is more fully described in Note 2 to the Consolidated Financial Statements, the following items reflect the more critical and significant estimates used in the preparation of our consolidated financial statements. Our estimates of such items are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of accounts receivable reserves or revenue reserves accrual that we report in a particular period.

Product Returns: Consistent with industry practice, we offer our customers a limited right of return based on the product’s expiration date for product that has been purchased from us. We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We consider several factors in the estimation of potential product returns including expiration dates of the product shipped, the limited product return rights, available information about our customers’ inventory and other relevant factors.

Chargebacks: Our customers subsequently resell our product to healthcare providers, pharmacies and others. In addition to distribution agreements with our customers, we enter into arrangements with qualified healthcare providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are determined at the time of resale to the qualified healthcare providers by customers, and we issue credits for such amounts generally within a few weeks of the customer’s notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to the qualified healthcare providers, and chargebacks for units that our customers have sold to the qualified healthcare providers, but for which credits have not been issued.

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

Stock-Based Compensation

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model requires us to make estimates and assumptions. Our estimate of volatility is based on the historical volatility of our stock price over the term of the awards. We derive the expected term assumption based on our historical settlement experience. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future.

Income Taxes

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we believe that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, we have determined a need for a full valuation allowance. Given our current earnings, we believe that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance recorded against the deferred tax assets held may be reversed. A reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release the valuation allowance. However, the exact timing and amount of a valuation allowance release are subject to change on the basis of the level of profitability that we actually achieve.

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding recent accounting pronouncements that are of significance, or potential significance to us..

Results of Operations

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The following is a summary of our revenues (in thousands, except for percentages):

				Increase
				(Decrease) from
	Year Ended December 31,			2020 to 2021
Revenues:	2021	2020	2019	$	%
HEPLISAV-B	$61,870	$36,030	$34,644	$25,840	72%
CpG 1018	375,229	3,277	-	371,952	11,350%
Total product revenue, net	437,099	39,307	34,644	397,792	1,012%
Other revenue	2,343	7,244	575	(4,901)	(68)%
Total revenues	$439,442	$46,551	$35,219	$392,891	844%

2021 versus 2020

HEPLISAV-B product revenue for the year ended December 31, 2021 increased compared to the same period in 2020. Approximately $21.4 million of the increase was due to higher volume driven by an increase in HEPLISAV-B demand and market share gains in the U.S. Approximately $4.5 million of the increase was due to higher net sales price.

In September 2020, we began selling our CpG 1018 adjuvant to our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. In 2021, we executed supply agreements with several major collaboration partners. The increase in CpG 1018 adjuvant product revenue for the year ended December 31, 2021, compared to the same period in 2020, was due to an increase sales volume as we continued to manufacture and ship CpG 1018 adjuvant pursuant to our supply and collaboration agreements.

The decrease in other revenue for the year ended December 31, 2021, compared to the same period of 2020, was due to the termination of an agreement with CEPI resulting in the recognition of $6.3 million in previously received reservation payments. We entered into a new agreement with CEPI in January 2021 (see Note 9 to the Consolidated Financial Statements). The decrease was partially offset by an increase in other revenue due to the recognition of $1.2 million, in the third quarter of 2021, in connection with the termination of a certain grant agreement. Other revenue also includes grant revenue from our agreement with the U.S. Department of Defense and collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd.

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

The following is a summary of our cost of sales - product (in thousands, except for percentages):

				Increase
				(Decrease) from
	Year Ended December 31,			2020 to 2021
Cost of Sales - Product	2021	2020	2019	$	%
HEPLISAV-B	$26,999	$10,057	$10,172	$16,942	168%
CpG 1018	146,573	1,353	-	$145,220	10,733%
Total cost of sales - product	$173,572	$11,410	$10,172	$162,162	1,421%

2021 versus 2020

For the year ended December 31, 2021, HEPLISAV-B cost of sales-product increased compared to the same period in 2020. Approximately $5.0 million of the increase was due to higher sales volume and approximately $3.7 million of the increase was due to higher unit costs. In addition, included in HEPLISAV-B cost of sales - product for the year ended December 31, 2021 was a $4.8 million of excess capacity charge in connection with an expansion project at our manufacturing facility in Düsseldorf. Additionally, due to the COVID-19 pandemic and its prolonged impact on vaccine utilization and corresponding revisions to our sales forecast, we recorded an approximately $2.6 million write-off to cost of sales – product associated with HEPLISAV-B slow moving short-dated inventory that had been manufactured prior to the beginning of the COVID-19 pandemic. We expect to incur additional excess capacity charge in 2022 as the manufacturing facility expansion project in Düsseldorf continues.

In September 2020, we began selling our CpG 1018 adjuvant to our collaboration partners for their use in development and/or commercialization of COVID-19 vaccines. In 2021, we executed supply agreements with several major collaboration partners. The increase in CpG 1018 adjuvant cost of sales-product for the year ended December 31, 2021, compared to the same period in 2020, was due to an increase sales volume as we continued to manufacture and ship CpG 1018 adjuvant pursuant to our supply and collaboration agreements.

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

The following is a summary of our research and development expense (in thousands, except for percentages):

				Increase
				(Decrease) from
	Year Ended December 31,			2020 to 2021
Research and Development:	2021	2020	2019	$	%
Compensation and related personnel costs	$12,136	$10,328	$21,933	$1,808	18%
Outside services	15,767	16,064	25,437	$(297)	(2)%
Facility costs	507	1,215	6,903	$(708)	(58)%
Non-cash stock-based compensation	3,818	1,000	8,058	$2,818	282%
Total research and development	$32,228	$28,607	$62,331	$3,621	13%

2021 versus 2020

Compensation and related personnel costs and non-cash stock-based compensation for the year ended December 31, 2021 increased, compared to the same period in 2020, primarily due to higher headcount to support vaccine clinical and development activities. In addition, non-cash stock-based compensation for year ended December 31, 2020 included reversal of expenses related to cancellation of certain equity grants.

For the year ended December 31, 2021, outside services decreased, compared to the same period in 2020, due to (i) approximately $2.3 million decrease due to winding down of our immuno-oncology study (ii) offset by approximately $1.8 million increase in vaccine clinical and development activities.

Facility costs, which primarily comprise of occupancy and related expenses, decreased, as compared to the same period in 2020, due to lower overhead allocation to research and development functions.

We expect research and development expenses to increase in 2022 as we continue to advance our product candidates with CpG 1018 adjuvant through pre-clinical and clinical collaborations and additional discovery efforts.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

				Increase
				(Decrease) from
	Year Ended December 31,			2020 to 2021
Selling, General and Administrative:	2021	2020	2019	$	%
Compensation and related personnel costs	$43,135	$31,191	$28,525	$11,944	38%
Outside services	27,981	24,759	26,269	3,222	13%
Legal costs	1,906	2,296	2,293	(390)	(17)%
Facility costs	12,240	11,425	7,675	815	7%
Non-cash stock-based compensation	14,894	9,585	10,224	5,309	55%
Total selling, general and administrative	$100,156	$79,256	$74,986	$20,900	26%

2021 versus 2020

For the year ended December 31, 2021, compensation and related personnel costs increased, as compared to the same period in 2020, due to higher headcount in connection with the expansion of our field sales force in July 2021, increase in business travel as COVID-19 travel restrictions were easing and increase in recruiting expenses.

For the year ended December 31, 2021, outside services increased, as compared to the same period in 2020 primarily due to an overall increase in sales and marketing efforts, offset by $2 million decrease in the amount we paid to Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC in connection with the sale of our immuno-oncology compound, SD-101 in July 2020.

Facility costs, which primarily comprise of occupancy and related expenses, increased, as compared to the same period in 2020, due to higher overhead allocation to selling, general and administrative functions.

The increase in non-cash stock-based compensation for the year ended December 31, 2021, compared to the same period in 2020, was primarily due to higher headcount in connection with the expansion of our field sales force in July 2021. In addition, non-cash stock-based compensation for the year ended December 31, 2020 included reversal of expenses related to cancellation of certain equity grants.

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

In September 2021, we received payment of $1 million from TriSalus for their meeting a pre-commercialization milestone which was recognized as a gain on sale of SD-101 assets our consolidated statements of operations.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

				Increase
				(Decrease) from
	Year Ended December 31,			2020 to 2021
	2021	2020	2019	$	%
Interest income	$140	$1,260	$3,370	$(1,120)	(89)%
Interest expense	$(11,176)	$(19,062)	$(16,977)	$(7,886)	(41)%
Sublease income	$7,735	$7,706	$2,619	$29	0%
Loss on debt extinguishment	$(5,232)	$-	$-	$5,232	NM
Change in fair value of warrant liability	$(49,354)	$4,124	$(7,500)	$(53,478)	(1,297)%
Other	$922	$(897)	$731	$1,819	203%

NM = Not meaningful

2021 versus 2020

Interest income for the year ended December 31, 2021 decreased, as compared to the same period in 2020, primarily due to lower yields on our marketable securities portfolio. Interest expense for the year ended December 31, 2021 decreased, as compared to the same period in 2020, due to the repayment of our long-term debt in May 2021, replaced by the issuance of Convertible Notes in May 2021 at a lower effective interest rate. In connection with the repayment of our long-term debt, we recorded a one-time loss on debt extinguishment of $5.2 million in the second quarter of 2021. The change in the fair value of warrant liability is primarily due to the increase in our stock price during the year ended December 31, 2021. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Income Taxes

Our income tax expense and effective income tax rate were as follows (in thousands, except for percentages):

				Increase
				(Decrease) from
	Year Ended December 31,			2020 to 2021
	2021	2020	2019	$	%
Income tax expense	$808	$-	$-	$808	NM
Effective income tax rate	1.0%	0%	0%	1.0%	NM

2021 versus 2020

We recorded income tax expense of $0.8 million for the year ended December, 31, 2021 resulting from taxable income compared to zero income tax expense in the years ending December 31, 2020 and 2019 where we recorded taxable losses. Our effective tax rate for the year ended December 31, 2021 was 1.03% which is primarily comprised of net operating losses and research and development credits as well as changes in our valuation allowance.

Liquidity and Capital Resources

As of December 31, 2021, we had $546.0 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of December 31, 2021, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of December 31, 2021, advance payments totaling $5.4 million were included in other long-term liabilities in our consolidated balance sheets. As of December 31, 2021, advance payments totaling $128.8 million was recorded as CEPI accrual in our consolidated balance sheets.

As of December 31, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.0 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

For the year ended December 31, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to a 2020 At Market Sales Agreement with Cowen and Company, LLC (“2020 ATM Agreement”). All of these shares were sold during the three months ended March 31, 2021. As of December 31, 2021, we had $120.5 million remaining under the 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the year ended December 31, 2021, we recorded net income of $76.7 million. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

2021 versus 2020

During the year ended December 31, 2021, we generated $335.5 million of cash from our operations primarily due to our net income of $76.7 million, of which $82.4 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, inventory write-off, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the year ended December 31, 2020, we used $92.3 million of cash for our operations primarily due to our net loss of $75.2 million, of which $21.6 million consisted of non-cash items which included stock-based compensation, depreciation and amortization, change in fair value of warrant liability, amortization of right-of-use assets, non-cash interest expense, amortization of intangible assets and accretion and amortization on marketable securities. Cash provided by our operations during 2021 increased by $427.8 million. For the year ended December 31, 2021, we received advance payments from collaboration partners totaling $371.9 million to manufacture and supply CpG 1018 adjuvant for delivery in future dates. We classified such payments as deferred revenue until we satisfy our performance obligation to transfer control of CpG 1018 adjuvant to collaboration partners. We invested approximately $130.2 million in prepaid manufacturing. We expect prepaid manufacturing to be converted into CpG 1018 adjuvant inventory within the next twelve months. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2021, net cash provided by investing activities was $14.2 million compared to $26.5 million of cash used in investing activities for the year ended December 31, 2020. Cash provided by investing activities during the year ended December 31, 2021 included $22.7 million of net proceeds from maturities of marketable securities during 2021 compared to $22.3 million of net purchases of marketable securities during 2020. During the year ended December 31, 2020, we paid $7.0 million of sublicense payment to Merck. In addition, during the year ended December 31, 2021 and 2020, we received $1 million and $6.9 million, respectively, from sale of SD-101 assets, net of transaction costs. Cash used in net purchases of property plant and equipment increased by $5.4 million during the year ended December 31, 2021 compared to the same period in 2020. The increase was, primarily, due to the ongoing manufacturing facility expansion project in Düsseldorf during the year ended December 31, 2021.

During the year ended December 31, 2021 and 2020, net cash provided by financing activities was $55.8 million and $109.5 million, respectively. Cash provided by financing activities for the year ended December 31, 2021 included net proceeds of $219.8 million from the issuance of our Convertible Notes, $28.2 million from our 2020 ATM Agreement, $17.8 million from warrants exercised, $7.4 million from options exercised and employee stock purchase plan, offset by $190.2 million repayment of our long-term debt and $27.2 million purchases of capped call options. Cash provided by financing activities for the year ended December 31, 2020 included net proceeds of $75.4 million from our underwritten public offering in May 2020, $32.3 million from our, now terminated, 2017 ATM Agreement and $0.8 million from our 2020 ATM Agreement.

Contractual Obligations

We lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into an agreement to sublease 23,976 square feet of office space located at 2100 Powell Street, Emeryville, California for our new global headquarters. This sublease agreement will continue until June 30, 2022. As of December 31, 2021, we are obligated to make lease payments totaling $0.6 million within the next 12 months, plus any operating expenses and taxes.

In September 2018, we entered into an agreement to lease 75,662 square feet of laboratory and office space located at 5959 Horton Street, Emeryville, California at the rate of $4.75 per square foot, paid on a monthly basis (“Horton Street Lease”). As of December 31, 2021, we are obligated to make lease payments totaling $4.7 million within the next 12 months and $44.3 million beyond the next 12 months, plus any operating expenses and taxes over the Horton Street Lease term. In July 2019, we entered into an agreement to sublease the entire 75,662 square feet to a third party at the rate of $5.50 per square foot, paid on a monthly basis (“Horton Street Sublease”). Both the Horton Street Lease and the Horton Street Sublease will continue until March 31, 2031.

In September 2021, we entered into a commercial lease agreement in Düsseldorf, Germany (the "New Düsseldorf Lease"). The New Düsseldorf Lease is for the same space that we currently lease in Düsseldorf, Germany and with the same landlord. Our existing lease will continue until December 31, 2021, at which point the New Düsseldorf Lease will be in effect. As of December 31, 2021, we are obligated to make lease payments totaling $0.5 million within the next 12 months and $7.3 million beyond the next 12 months, plus any operating expenses and taxes over the lease term.

In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 in a private placement. The purchasers also partially exercised their option to purchase additional Convertible Notes in May 2021 and we issued an additional $25.5 million of the Convertible Notes. As of December 31, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.0 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

In May 2021, we repaid the principal on the term loans (the "Term Loans") under the term loan agreement (“Loan Agreement”) with CRG Servicing LLC in full. With the full repayment of the Term Loans, all security interests, covenants, liens and encumbrances under the Loan Agreement were permanently released.

In November 2013, we entered into a Commercial Manufacturing and Supply Agreement with Baxter Pharmaceutical Solutions LLC (“Baxter”) that was amended in September 2021 (as amended, the “Baxter Agreement”). Baxter provides formulation, fill and finish services and produces pre-filled syringes (“PFS”) of HEPLISAV-B for commercial use. Pursuant to the Baxter Agreement, we are obligated to purchase an annual minimum number of batches of PFS for each of the next five calendar years, and there are certain limits on the number of batches that Baxter is required to produce. As of December 31, 2021, our aggregate minimum commitment under the Baxter Agreement was $3.2 million within the next 12 months and $43.4 million beyond the next 12 months, which is included in the material non-cancelable purchase commitments below.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B and CpG 1018 adjuvant. As of December 31, 2021, our material non-cancelable purchase commitments, for the supply of HEPLISAV-B and CpG 1018 adjuvant totaled $52.1 million within the next 12 months.

In addition to the non-cancelable commitments noted above, we have entered into contractual arrangements that obligate us to make payments to the contractual counterparties upon the occurrence of future events. In addition, in the normal course of operations, we have entered into license and other agreements and intend to continue to seek additional rights relating to compounds or technologies in connection with our discovery, manufacturing and development programs. Under the terms of the agreements, we may be required to pay future up-front fees, milestones and royalties on net sales of products originating from the licensed technologies, if any, or other payments contingent upon the occurrence of future events that cannot reasonably be estimated.

We also rely on and have entered into agreements with research institutions, contract research organizations and clinical investigators as well as clinical material manufacturers. These agreements are terminable by us upon written notice. Generally, we are liable only for actual effort expended by the organizations at any point in time during the contract through the notice period.

In conjunction with our agreement with Holdings in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. In July 2020, we sold assets related to our SD-101 compound to TriSalus. We are obligated to pay Holdings 50% of the contingent pre-commercialization milestone payments that we may receive under the Asset Purchase Agreement. We paid $2.5 million to Holdings in August 2020 and $0.5 million in September 2021. No liability has been recorded under this agreement as of December 31, 2021.

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

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH and Dynavax India LLP with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2021 was a $2.3 million loss primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2021, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

During the year ended December 31, 2021, the Company’s net product revenues for HEPLISAV-B were $61.9 million. As explained in Note 2 of the consolidated financial statements, revenue from product sales includes estimates of variable consideration for which reserves are established, including reserves for product returns.

Auditing the Company’s measurement of reserves for HEPLISAV-B product returns under its contracts with wholesalers and specialty distributors (collectively, “Customers”) was challenging because (1) the calculation involves management assumptions about inventory remaining in the distribution channel (i.e., units held by Customers) as of the balance sheet date that could be subject to return in future periods under the Company’s returns policy, and (2) the Company has limited returns history on which to base its assumptions.

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

San Francisco, California

February 28, 2022

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$436,189	$32,073
Marketable securities available-for-sale	109,761	132,963
Accounts receivables, net	116,216	22,305
Other receivables	15,600	356
Inventories, net	61,335	63,689
Prepaid manufacturing	159,655	29,423
Prepaid expenses and other current assets	73,764	9,206
Total current assets	972,520	290,015
Property and equipment, net	35,020	30,567
Operating lease right-of-use assets	25,964	26,583
Goodwill	2,125	2,297
Restricted cash	219	237
Other assets	3,398	3,573
Total assets	$1,039,246	$353,272
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,600	$3,312
Accrued research and development	4,688	2,805
CEPI accrual (see Note 9)	128,848	-
Accrued liabilities (see Note 7)	49,796	19,099
Warrant liability	18,016	10,736
Deferred revenue	349,864	38,212
Other current liabilities	2,590	3,247
Total current liabilities	556,402	77,411
Long-term debt, net of debt discount of $1,094 at December 31, 2020	-	179,811
Convertible Notes, net of debt discount of $5,010 at December 31, 2021 (see Note 10)	220,490	-
Long-term portion of lease liabilities	34,316	34,789
Other long-term liabilities	5,664	2,568
Total liabilities	816,872	294,579
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value	-	-
Authorized: 5,000 shares; Issued and outstanding:
Series B Convertible Preferred Stock — no shares and 4 shares at December 31, 2021 and 2020, respectively		-
Common stock: $0.001 par value; 278,000 shares authorized at December 31, 2021 and 2020; 122,945 shares and 110,190 shares issued and outstanding at December 31, 2021 and 2020, respectively	123	110
Additional paid-in capital	1,441,868	1,352,374
Accumulated other comprehensive (loss) gain	(2,266)	273
Accumulated deficit	(1,217,351)	(1,294,064)
Total stockholders’ equity	222,374	58,693
Total liabilities and stockholders’ equity	$1,039,246	$353,272

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenue, net	$437,099	$39,307	$34,644
Other revenue	2,343	7,244	575
Total revenues	439,442	46,551	35,219
Operating expenses:
Cost of sales - product	173,572	11,410	10,172
Cost of sales - amortization of intangible assets	-	2,500	9,217
Research and development	32,228	28,607	62,331
Selling, general and administrative	100,156	79,256	74,986
Gain on sale of assets (Note 8)	(1,000)	(6,851)	-
Restructuring	-	-	13,356
Total operating expenses	304,956	114,922	170,062
Income (loss) from operations	134,486	(68,371)	(134,843)
Other income (expense):
Interest income	140	1,260	3,370
Interest expense	(11,176)	(19,062)	(16,977)
Sublease income	7,735	7,706	2,619
Loss on debt extinguishment (Note 11)	(5,232)	-	-
Change in fair value of warrant liability (Note 14)	(49,354)	4,124	(7,500)
Other	922	(897)	731
Income (loss) before income taxes	77,521	(75,240)	(152,600)
Provision for income taxes	(808)	-	-
Net income (loss)	76,713	(75,240)	(152,600)
Undistributed earnings allocated to participating securities	(4,569)	-	-
Preferred stock deemed dividend	-	-	(3,267)
Net income (loss) allocable to common stockholders	$72,144	$(75,240)	$(155,867)
Net income (loss) per share allocable to common stockholders
Basic	$0.62	$(0.75)	$(2.16)
Diluted	$0.57	$(0.78)	$(2.16)
Weighted-average shares used in computing net income (loss) per share allocable to common stockholders:
Basic	116,264	100,753	72,024
Diluted	133,006	101,504	72,024

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$76,713	$(75,240)	$(152,600)
Other comprehensive (loss) income, net of tax:
Reclassification of realized gain on available-for-sale securities recognized in interest income	-	(21)	-
Change in unrealized gain on marketable securities available-for-sale	(30)	(20)	140
Cumulative foreign currency translation adjustments	(2,509)	2,701	(512)
Total other comprehensive (loss) income	(2,539)	2,660	(372)
Total comprehensive income (loss)	$74,174	$(72,580)	$(152,972)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Preferred Stock
	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2018	62,862	$63	-	$-	$1,131,241	$(2,015)	$(1,066,224)	$63,065
Issuance of common stock upon exercise of stock options and restricted stock awards, net	975	1	-	-	1	-	-	2
Issuance of common stock under Employee Stock Purchase Plan	122	-	-	-	565	-	-	565
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 14)	19,912	20	-	-	60,093	-	-	60,113
Issuance of Series B Convertible Preferred Stock, net of issuance costs, in conjunction with an underwritten public offering (see Note 14)	-	-	5	-	12,061	-	-	12,061
Stock compensation expense	-	-	-	-	25,456	-	-	25,456
Total other comprehensive loss	-	-	-	-	-	(372)	-	(372)
Net loss	-	-	-	-	-	-	(152,600)	(152,600)
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Conversion of Preferred Stock	700	1	(1)	-	-	-	-	1
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,209	1	-	-	288	-	-	289
Issuance of common stock under Employee Stock Purchase Plan	195	-	-	-	672	-	-	672
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (see Note 14)	24,215	24	-	-	108,513	-	-	108,537
Stock compensation expense	-	-	-	-	13,484	-	-	13,484
Total other comprehensive loss	-	-	-	-	-	2,660	-	2,660
Net loss	-	-	-	-	-	-	(75,240)	(75,240)
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Conversion of preferred stock	4,140	4	(4)	-	(4)	-	-	-
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,560	2	-	-	6,575	-	-	6,577
Issuance of common stock under Employee Stock Purchase Plan	217	-	-	-	841	-	-	841
Issuance of common stock upon exercise of warrants	3,959	4	-	-	59,884	-	-	59,888
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 14)	2,879	3	-	-	28,153	-	-	28,156
Issuance of capped call options (see Note 10)	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	21,285	-	-	21,285
Total other comprehensive loss	-	-	-	-	-	(2,539)	-	(2,539)
Net income	-	-	-	-	-	-	76,713	76,713
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$76,713	$(75,240)	$(152,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,296	4,273	8,938
Amortization of right-of-use assets	2,715	2,562	3,375
Inventory write-off	2,588	-	-
Loss (gain) on disposal of property and equipment and from lease termination	47	(98)	18
Amortization of premiums (accretion of discounts) on marketable securities	470	535	(1,462)
Realized gain on available-for-sale securities	-	(57)	-
Loss on debt extinguishment	5,232	-	-
Change in fair value of warrant liability	49,354	(4,124)	7,500
Stock compensation expense	21,285	13,484	25,456
Cost of sales - amortization of intangible assets	-	2,500	9,217
Non-cash interest expense	1,608	2,542	4,973
Tenant improvements provided by the landlord	-	1,137	6,999
Gain on sale of assets	(1,000)	(6,851)	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(109,155)	(13,775)	(5,182)
Inventories, net	(234)	(22,357)	(22,310)
Prepaid manufacturing	(130,232)	(29,423)	-
Prepaid expenses and other current assets	(64,558)	(1,826)	(1,278)
Other assets	175	(229)	1,632
Accounts payable	(767)	(3,448)	4,848
CEPI accrual (see Note 9)	128,848	-	-
Lease liabilities	(3,234)	(2,872)	(2,000)
Deferred revenue	311,652	38,212	-
Accrued and other liabilities	39,725	2,804	(9,376)
Net cash provided by (used in) operating activities	335,528	(92,251)	(121,252)
Investing activities
Acquisition of technology licenses	-	(7,000)	(7,000)
Purchases of marketable securities	(164,928)	(201,786)	(215,191)
Proceeds from maturities and redemptions of marketable securities	187,630	148,565	201,810
Proceeds from sales of marketable securities	-	30,910	-
Purchases of property and equipment, net	(9,477)	(4,072)	(22,401)
Proceeds from sale of assets, net of transaction costs	1,000	6,851	-
Net cash provided by (used in) investing activities	14,225	(26,532)	(42,782)
Financing activities
Proceeds from long-term debt, net	-	-	74,250
Proceeds from issuances of common stock, net	28,156	108,538	65,948
Proceeds from issuances of preferred stock, net	-	-	13,586
Proceeds from issuance of Convertible Notes, net	219,822	-	-
Purchases of capped call options	(27,240)	-	-
Repayment of long-term debt	(190,194)	-	-
Proceeds from warrants exercises	17,814	-	-
Proceeds from exercise of stock options and restricted stock awards, net	6,577	289	2
Proceeds from Employee Stock Purchase Plan	841	672	565
Net cash provided by financing activities	55,776	109,499	154,351
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,431)	1,494	(184)
Net increase (decrease) in cash, cash equivalents and restricted cash	404,098	(7,790)	(9,867)
Cash, cash equivalents and restricted cash at beginning of year	32,310	40,100	49,967
Cash, cash equivalents and restricted cash at end of year	$436,408	$32,310	$40,100
Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$1,312	$-	$-
Cash paid during the year for interest	$9,815	$16,541	$12,147
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$591	$361	$2,698
Proceeds allocated to warrant liability at issuance	$-	$-	$7,360
Right-of-use assets obtained in exchange for operating lease liabilities	$2,468	$-	$40,626

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018®, the adjuvant used in HEPLISAV-B. We are working to develop CpG 1018 as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, plague, Tdap, seasonal influenza, universal influenza and shingles. We reincorporated in Delaware in 2000.

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and those of our wholly-owned subsidiaries, Dynavax GmbH located in Düsseldorf, Germany and Dynavax India LLP in India. All significant intercompany accounts and transactions among the entities have been eliminated from the consolidated financial statements. We operate in one business segment: discovery, development and commercialization of innovative vaccines.

Liquidity and Financial Condition

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $546.0 million. In May 2021, we issued $225.5 million in 2.50% convertible senior notes due 2026 (“Convertible Notes”). We used approximately $190.2 million of the net proceeds to retire our previous loan agreement with CRG Servicing LLC ("Loan Agreement") (see Note 11) and $27.2 million of the net proceeds to pay the costs of the capped call transactions (the “Capped Calls”) (see Note 10). As of December 31, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.0 million (see Note 10). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the year ended December 31, 2021, we recorded net income of $76.7 million. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development and procurement of our CpG 1018 adjuvant, and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Adequate financing may not be available to us on acceptable terms, or at all.

We currently anticipate that our cash, cash equivalents and short-term marketable securities as of December 31, 2021, and anticipated revenues from HEPLISAV-B and CpG 1018 will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

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

As of December 31, 2021 and 2020, the cumulative translation adjustments balance was $(2.3) million and $0.2 million, respectively, primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. For the years ended December 31, 2021, 2020 and 2019, we reported an unrealized (loss) gain of $(2.5) million, $2.7 million and $(0.5) million, respectively. Realized gains and losses resulting from currency transactions are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, we reported a gain (loss) of $0.9 million, $(0.8) million and $0.2 million, respectively, resulting from currency transactions in our consolidated statements of operations.

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

Our accounts receivable balance consists, primarily, of amounts due from product sales. Accounts receivable are recorded net of reserves for chargebacks, distribution fees, trade discounts and doubtful accounts. We estimate our allowance for doubtful accounts based on an evaluation of the aging of our receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, we have not recorded any allowance for doubtful accounts. As of December 31, 2021 and 2020, three customers collectively represented approximately 76% and 86% of our HEPLISAV-B trade receivable balance, respectively. As of December 31, 2021 and 2020, one customer represented approximately 94% and 100% of our CpG 1018 trade receivable balance, respectively.

Our product candidates will require approval from the United States Food and Drug Administration ("FDA") and foreign regulatory agencies before commercial sales can commence. There can be no assurance that our products will receive any of these required approvals. The denial or delay of such approvals may have a material adverse impact on our business and may impact our business in the future. In addition, after the approval of HEPLISAV-B by the FDA, there is still an ongoing risk of adverse events that did not appear during the drug approval process.

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

As of December 31, 2021 and 2020, 43% and 57%, respectively, of our long-lived assets were located in the United States and the remaining long-lived assets were located in Germany.

Inventories, net

HEPLISAV-B Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. Additionally, for the year ended December 31, 2021, due to the COVID-19 pandemic and its prolonged impact on vaccine utilization and corresponding revisions to our sales forecast, we recorded an approximately $2.6 million write-off to cost of sales – product associated with HEPLISAV-B slow moving short-dated inventory that had been manufactured prior to the beginning of the COVID-19 pandemic. For the year ended December 31, 2020 and 2019, there were no inventory write-offs recognized.

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

CpG 1018 Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the year ended December 31, 2021 and 2020, there were no inventory reserves recognized.

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

We evaluate the carrying value of long-lived assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate, based on undiscounted future operating cash flows, that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. When an indicator of impairment exists, undiscounted future operating cash flows of long-lived assets are compared to their respective carrying value. If the carrying value is greater than the undiscounted future operating cash flows of long-lived assets, the long-lived assets are written down to their respective fair values and an impairment loss is recorded. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. In the third quarter of 2019, we recorded accelerated depreciation of $3.0 million related to certain long-lived assets in connection with our restructuring. See Note 17. There was no accelerated depreciation recorded during the year ended December 31, 2021 and 2020.

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

Convertible Notes

We accounted for the Convertible Notes (see Note 10) as a long-term liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the unamortized debt issuance and offering costs on the consolidated balance sheets. We evaluate all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The conversion feature is not required to be accounted for separately as an embedded derivative. We amortize debt issuance and offering costs over the contractual term of the Convertible Notes, using the effective interest method, as interest expense on the consolidated statements of operations.

Capped Calls

We evaluate financial instruments under ASC 815. In May 2021, in connection with the issuance of the Convertible Notes, we entered into the Capped Calls (see Note 10). The Capped Calls cover the same number of shares of common stock that initially underlie the Convertible Notes (subject to anti-dilution and certain other adjustments). The Capped Calls meet the definition of derivative under ASC 815. In addition, the Capped Calls meet the conditions in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for the equity classification continue to be met.

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

Product Returns: Consistent with industry practice, we offer our Customers a limited right of return based on the product’s expiration date for product that has been purchased from us. We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We consider several factors in the estimation of potential product returns including expiration dates of the product shipped, the limited product return rights, available information about Customers’ inventory and other relevant factors.

There were no material adjustments to these estimates for the years ended December 31, 2021 and 2019. During the fourth quarter of 2020, based on an analysis of historical product returns and customer ordering patterns, we decreased our returns reserve resulting in an increase in HEPLISAV-B product revenue, net of approximately $0.8 million.

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

Other Revenue

Other revenue includes grant, collaboration and manufacturing service revenue. We have entered into grant agreements, collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer.

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

Stock-Based Compensation

Stock-based compensation expense for restricted stock units ("RSUs") and stock options is estimated at the grant date based on the award’s estimated fair value.

For awards that vest based on service conditions and market conditions, the Company uses a straight-line method to recognize compensation expense over the award’s requisite service period, assuming estimated forfeiture rates. For awards that contain performance conditions, the Company determines the appropriate amount to expense at each reporting date based on the anticipated achievement of performance targets, which requires judgement, including forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, the Company records a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, the Company re-assesses the estimated performance and updates the number of performance-based awards that it believes will ultimately vest.

Fair value of restricted stock units is determined at the date of grant using the Company’s closing stock price, with the exception of performance-based RSUs with market conditions, which are measured using the Monte Carlo simulation method on the date of grant. Our determination of the fair value of stock options on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value-based measurement of our stock options. The Black-Scholes model requires the use of subjective assumptions which determine the fair value-based measurement of stock options. These assumptions include, but are not limited to, our expected stock price volatility over the term of the awards, and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. Changes in the fair value of stock awards could materially impact our operating results.

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

Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we believe that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, we have determined a need for a full valuation allowance. Given our current earnings, we believe that, within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance recorded against the deferred tax assets held may be reversed. A reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release the valuation allowance. However, the exact timing and amount of a valuation allowance release are subject to change on the basis of the level of profitability that we actually achieve.

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

Accounting Standards Update 2020-06

We adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on January 1, 2021 using the modified retrospective method. This ASU simplifies the accounting for convertible instruments and requires entities to use the if-converted method for all convertible instruments in calculating diluted earnings-per-share. Entities also need to recombine instruments that were previously separated into two units of account if separation is no longer required. The adoption of this ASU did not have a material impact on our consolidated financial statements as there were no outstanding financial instruments that require recombination at January 1, 2021.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the years ended December 31, 2021 and 2020.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets
Money market funds	$429,194	$-	$-	$429,194
U.S. treasuries	-	4,004	-	4,004
U.S. government agency securities	-	26,548	-	26,548
Corporate debt securities	-	79,209	-	79,209
Total assets	$429,194	$109,761	$-	$538,955
Liabilities
Warrant liability	$-	$-	$18,016	$18,016

	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets
Money market funds	$23,128	$-	$-	$23,128
U.S. treasuries	-	32,579	-	32,579
U.S. government agency securities	-	40,321	-	40,321
Corporate debt securities	-	61,063	-	61,063
Total assets	$23,128	$133,963	$-	$157,091
Liabilities
Warrant liability	$-	$-	$10,736	$10,736

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

As of December 31, 2021, we used the following key assumptions to estimate the fair value of warrant liability:

Number of shares	1,882,600
Expected term	0.1 years
Expected volatility	0.7
Risk-free interest rate	0.1%
Dividend yield	0%

The following table provides a summary of changes in the fair value warrant liability for year ended December 31, 2021 and 2020 (in thousands):

Balance at December 31, 2019	$14,860
Decrease in estimated fair value of warrant liability upon revaluation	(4,124)
Balance at December 31, 2020	$10,736
Decrease in fair value of warrants exercised	(4,765)
Warrants exercised	(42,074)
Increase in the estimated fair value of warrant liability upon revaluation	54,119
Balance at December 31, 2021	$18,016

4.
Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31
	2021	2020	2019
Cash and cash equivalents	$436,189	$32,073	$39,884
Restricted cash	219	237	216
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$436,408	$32,310	$40,100

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements. See Note 8.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2021
Cash and cash equivalents:
Cash	$6,995	$-	$-	$6,995
Money market funds	429,194	-	-	429,194
Total cash and cash equivalents	436,189	-	-	436,189
Marketable securities available-for-sale:
U.S. treasuries	4,005	-	(1)	4,004
U.S. government agency securities	26,555	-	(7)	26,548
Corporate debt securities	79,200	9	-	79,209
Total marketable securities available-for-sale	109,760	9	(8)	109,761
Total cash, cash equivalents and marketable securities	$545,949	$9	$(8)	$545,950
December 31, 2020
Cash and cash equivalents:
Cash	$7,945	$-	$-	$7,945
Money market funds	23,128	-	-	23,128
Corporate debt securities	1,000	-	-	1,000
Total cash and cash equivalents	32,073	-	-	32,073
Marketable securities available-for-sale:
U.S. treasuries	32,548	31	-	32,579
U.S. government agency securities	40,313	14	(6)	40,321
Corporate debt securities	60,071	3	(11)	60,063
Total marketable securities available-for-sale	132,932	48	(17)	132,963
Total cash, cash equivalents and marketable securities	$165,005	$48	$(17)	$165,036

The maturities of our marketable securities available-for-sale are as follows (in thousands):

.	December 31, 2021
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$109,760	$109,761
Mature after one year through two years	-	-
	$109,760	$109,761

There were no gross realized gains or losses on investments for each of the year ended December 31, 2021 and 2019. For the year ended December 31, 2020, there were gross realized gains on investments of $0.1 million and no gross realized losses. Realized gains are included in interest income in the consolidated statements of operations. All investments with unrealized losses at December 31, 2021 have been in a loss position for less than twelve months. We do not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis. To date, there have been no declines in fair value that have been identified as other than temporary.

5.
Inventories, net

The following table presents inventories, net (in thousands):

	December 31
	2021	2020
Raw materials	$26,637	$25,121
Work-in-process	14,748	30,293
Finished goods	19,950	8,275
Total	$61,335	$63,689

As of December 31, 2021 and 2020, included in finished goods inventory was $18.6 million and $8.3 million of HEPLISAV-B inventory, respectively. The remaining balance in finished goods inventory was CpG 1018 adjuvant. There was no CpG 1018 adjuvant within raw materials and work-in-process inventory balance as of December 31, 2021 and 2020. Additionally, for the year ended December 31, 2021, due to the COVID-19 pandemic and its prolonged impact on vaccine utilization and corresponding revisions to our sales forecast, we recorded an approximately $2.6 million write-off to cost of sales – product associated with HEPLISAV-B slow moving short-dated inventory that had been manufactured prior to the beginning of the COVID-19 pandemic. For the year ended December 31, 2020 and 2019, there were no inventory write-offs recognized.

We recorded prepaid manufacturing costs related to prepayments made to third-party manufacturers of CpG 1018 adjuvant, of $159.7 million and $29.4 million as of December 31, 2021 and 2020, respectively. We expect these costs to be converted into inventory within the next twelve months.

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2021	2020
Manufacturing equipment	5-13	$12,532	$13,884
Lab equipment	5-13	2,492	2,888
Computer equipment	3	5,336	5,255
Furniture and fixtures	3-13	2,463	2,510
Leasehold improvements	2-10	27,634	28,417
Assets in progress		9,941	1,024
		60,398	53,978
Less accumulated depreciation and amortization		(25,378)	(23,411)
Total		$35,020	$30,567

Depreciation and amortization expense on property and equipment was $4.3 million, $4.3 million and $8.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Included in depreciation and amortization expense for the year ended December 31, 2019 was accelerated depreciation of $3.0 million related to certain long-lived assets. See Note 17.

7.
Current Accrued Liabilities and Accrued Research and Development

Current accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Payroll and related expenses	$13,011	$8,684
Revenue reserve accruals	8,253	6,040
Accrued inventory	20,868	338
Other accrued liabilities	7,664	4,037
Total	$49,796	$19,099

8.
Commitments and Contingencies

Leases

We lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into a sublease for office space located at 2100 Powell Street, Emeryville, California (the “Powell Street Sublease”). Under the terms of the Powell Street Sublease, we are leasing 23,976 square feet at the rate of $3.90 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and we are responsible for certain operating expenses and taxes throughout the life of the Powell Street Sublease. The Powell Street Sublease will continue until June 30, 2022. There is no option to extend the sublease term.

In September 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we have received tenant improvement allowance totaling $8.1 million through December 31, 2021. The Horton Street Master Lease has an initial term of 12 years, following the Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our December 31, 2021 and 2020 consolidated balance sheets primarily relate to the Horton Street Master Lease. Lease expense related to the Horton Street Master Lease is included in operating expense in our consolidated statements of operations.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Subtenant has no option to extend the sublease term. For the years ended December 31, 2021, 2020 and 2019, we recognized $7.7 million, $7.7 million and $2.6 million, respectively of sublease income included in other income (expense) in our consolidated statements of operations.

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

Our lease expense comprises of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$6,265	$6,267	$6,886

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2021 and 2020 was $7.0 million and $6.9 million, respectively and were included in change in lease liabilities in our consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$2,577	$3,247
Long-term portion of lease liabilities	34,316	34,789
Total operating lease liabilities	$36,893	$38,036

At December 31, 2021, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2022	$5,357	$6,174
2023	5,518	5,634
2024	5,684	5,778
2025	5,854	5,927
2026	6,030	6,080
Thereafter	27,712	28,259
Total	$56,155	57,852
Less:
Present value adjustment		(20,959)
Total		$36,893

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term	9.1 years	9.1 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of December 31, 2021, our purchase commitments include non-cancelable purchase for the supply of HEPLISAV-B and CpG 1018 adjuvant. The following summarizes our material purchase commitments at December 31, 2021 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Years ending December 31,	(in thousands)
2022	$55,318
2023	9,312
2024	10,857
2025	11,367
2026	11,872
Thereafter	-
Total	98,726

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

As of December 31, 2021, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $5.0 million (see Note 10). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through December 31, 2021 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2021 and 2020.

Sale of SD-101 Program

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

For the year ended December 31, 2021 and 2020, we recognized a gain on sale of SD-101 assets of $1 million and $6.9 million, respectively based on the amount of consideration received, net of any transaction costs.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including SD-101. Pursuant to this agreement, we paid Holdings $0.5 million in September 2021 and $2.5 million in August 2020 which were included in selling, general and administrative expense in our consolidated statements of operations for the year ended December 31, 2021 and 2020, respectively.

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

9.
Collaborative Research, Development and License Agreements

Coalition for Epidemic Preparedness Innovations

In September 2020, we entered into a Reservation Agreement for the Provision of Goods (the “Reservation Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) to make available specified quantities of CpG 1018 adjuvant, for purchases at certain prices, to CEPI and its COVID-19 vaccine development partners. Payments received under the Reservation Agreement are considered an exchange for our CpG 1018 adjuvant which is an output of our ordinary activities. As such, we account for the arrangement under the scope of ASC 606. Payments are recorded as deferred revenue and recognized as revenue in the period when we satisfy our performance obligation to deliver CpG 1018 ordered or when CEPI’s right to place an order expires. Pursuant to the Reservation Agreement, we received $6.3 million from CEPI in September 2020 for production scale-up and a fourth quarter 2020 reservation fee. In October 2020, CEPI terminated the Reservation Agreement and its right to place an order expired. Therefore, we recognized $6.3 million as other revenue in the fourth quarter of 2020.

In January 2021, we entered into an agreement (the “CEPI Agreement”) with CEPI for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant (“CpG 1018 Materials”). The CEPI Agreement enables CEPI to direct the supply of CpG 1018 Materials to CEPI partners. CEPI partner(s) would purchase CpG 1018 Materials under separately negotiated agreements. The CEPI Agreement also allows us to sell CpG 1018 Materials to third parties if not purchased by a CEPI partner within a two-year term.

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

We determined that the accounting of the Advance Payments is under the scope of ASC 606. The Advance Payments are to cover the costs of manufacture and to reserve CpG 1018 Materials, which is an output of our ordinary activities. As such, the Advance Payments are initially classified as long-term deferred revenue in our consolidated balance sheets. We are obligated to repay CEPI, in proportion to quantity sold and within a certain period, upon receipt of payment from CEPI partner(s). Thus, when we deliver CpG 1018 Materials to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the Advanced Payments from long-term deferred revenue to accrued liabilities. We recognize the Advance Payments as revenue when the amount (or a portion thereof) is forgiven by CEPI when (i) the CpG 1018 Materials are not sold through to CEPI partner(s), (ii) there is no alternative use and (iii) the CpG 1018 Materials are destroyed.

Through December 31, 2021, we have received Advance Payments totaling approximately $168.5 million pursuant to the CEPI Agreement. As of December 31, 2021, advance payments totaling $5.4 million were included in other long-term liabilities and $128.8 million were recorded as CEPI accrual in our consolidated balance sheets. As of December 31, 2021, we recorded $14.6 million in CEPI receivable which is included in other receivables in our consolidated balance sheets. There were no such balances recorded in our consolidated balance sheets as of December 31, 2020.

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

As of December 31, 2021, our contract asset balance of $62.5 million was included in other current assets in our consolidated balance sheets. As of December 31, 2021, we recorded accounts receivable balance of $2.1 million from Clover. As of December 31, 2021, we recognized approximately $191.1 million in deferred revenue for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement. There was no deferred revenue recognized for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Clover under the CEPI Agreement. There was no contract asset, accounts receivable or deferred revenue balance at the beginning of the period.

For the year ended December 31, 2021, we recognized CpG 1018 product revenue of $72.2 million from Clover. There was no CpG 1018 product revenue from Clover recognized during the year ended December 31, 2020 and 2019.

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

As of December 31, 2021, we recorded accounts receivable balance of $96.1 million from Bio E. As of December 31, 2021, we recognized approximately $103.3 million in deferred revenue for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement. There was no deferred revenue recognized for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Bio E under the CEPI Agreement. There was no accounts receivable or deferred revenue balance at the beginning of the period.

For the year ended December 31, 2021, we recognized CpG 1018 product revenue of $185.7 million from Bio E. There was no CpG 1018 product revenue from Bio E recognized during the year ended December 31, 2020 and 2019.

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

As of December 31, 2021, we recorded accounts receivable balance of $2.4 million from Medigen. There was no accounts receivable balance at the beginning of the period. For the year ended December 31, 2021 and 2020, we recognized CpG 1018 product revenue from Medigen of $26.7 million and $1.2 million, respectively. There was no CpG 1018 product revenue from Medigen recognized during the year ended December 31, 2019.

Valneva SE

In April 2020, we entered into a collaboration agreement ("Valneva Collaboration Agreement") with Valneva Scotland Limited (“Valneva”) to provide CpG 1018 adjuvant for use in the development of Valneva’s COVID-19 vaccine candidate ("VLA2001"). The Valneva Collaboration Agreement was amended in July 2020, to provide additional quantities of CpG 1018 adjuvant. In September 2020, we entered into a supply agreement (“Valneva Supply Agreement”) with Valneva to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the commercialization of VLA2001.

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

In October 2021, we and Valneva entered into a letter agreement (the “Valneva Amendment”) modifying certain deliverables of the Valneva Supply Agreement. Specifically, the Valneva Amendment modifies the original Valneva Supply Agreement as follows: (1) cancels certain purchase orders for CpG 1018 adjuvant previously issued under the original Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment; and (2) provides a future delivery schedule for commercial supply of CpG 1018 adjuvant through 2022. As of the date of the Valneva Amendment, we had received non-refundable advance payments of approximately $55.4 million associated with the cancelled purchase orders.

In accordance with revenue recognition guidance in ASC 606, the Valneva Amendment was determined to be a contract modification and will be accounted for prospectively as one agreement with consideration allocated to future performance obligations. We have identified one remaining performance obligation which is the delivery of CpG 1018 adjuvant through 2022. The total amount of consideration allocated to the remaining performance obligation includes approximately $55.4 million of advance payments received as of the date of the Valneva Amendment plus additional future consideration to be received in connection with final delivery of product. As of December 31, 2021, approximately $55.4 million of advance payments remain recorded as deferred revenue and will be recognized as product revenue when we satisfy our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment.

As of December 31, 2021 and 2020, deferred revenue related to Valneva was $55.4 million and $37.0 million, respectively. For the year ended December 31, 2021 and 2020, we recognized CpG 1018 product revenue of $89.4 million and $2.0 million, respectively. There was no CpG 1018 product revenue from Valneva recognized during the year ended December 31, 2019.

Bill & Melinda Gates Foundation Grant Agreement

In July 2020, we entered into a grant agreement (the "BMGF Grant Agreement") with Bill & Melinda Gates Foundation (“BMGF”), under which we were awarded a grant of up to $3.4 million to scale up production of our CpG 1018 adjuvant to support the global COVID-19 response and we received $1.2 million of the grant from BMGF which we accounted for as deferred revenue in our consolidated balance sheets as of December 31, 2020.

In July 2021, the BMGF Grant Agreement expired. Pursuant to the BMGF Grant Agreement, we were not obligated to return the $1.2 million funding that we spent on grant-related activities. For the year ended December 31, 2021, we recognized $1.2 million as other revenue in our consolidated statements of operations.

U.S. Department of Defense

In September 2021, we entered into an agreement with the U.S. Department of Defense ("DoD") for the development of a recombinant plague vaccine adjuvanted with CpG 1018 for approximately $22.0 million over two and a half years. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We anticipate the Phase 2 trial will commence in 2022. For the year ended December 31, 2021, we recognized revenue of $0.5 million which are included in other revenue in our consolidated statements of operations.

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the years ended December 31, 2021, 2020 and 2019, we recognized collaboration revenue of $0.4 million, $0.9 million and $0.1 million, respectively which are included in other revenue in our consolidated statements of operations.

10.
Convertible Notes

In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 in a private placement. The purchasers also partially exercised their option to purchase additional Convertible Notes in May 2021 and we issued an additional $25.5 million of the Convertible Notes. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under the Loan Agreement (see Note 11) and $27.2 million of the net proceeds to pay the costs of the capped call transactions described below.

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

On or after February 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes regardless of the foregoing circumstances. The Convertible Notes were convertible, in whole or in part, at the option of the holders between October 1, 2021 through December 31, 2021 as the conditions allowing holders of the Convertible Notes to convert have been met. None of the Convertible Notes had been converted during this period.

On January 1, 2022, the conditional conversion feature of the Convertible Notes was triggered as the last reported sale price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on December 31, 2021 (the last trading day of the immediately preceding fiscal quarter), and therefore the Convertible Notes are currently convertible, in whole or in part, at the option of the holders between January 1, 2022 through March 31, 2022. Whether the Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. We had not received any conversion notices. Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the consolidated balance sheets as of December 31, 2021.

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

As a result of adopting ASU 2020-06, we accounted for the Convertible Notes as a single liability. As of December 31, 2021, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $5.0 million as a long-term liability on the consolidated balance sheets. As of December 31, 2021, the fair value of the Convertible Notes was $368.6 million. See Note 2. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

Year Ended December 31, 2021
Stated coupon interest	$3,555
Amortization of debt issuance cost	669
Total interest expense	$4,224

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

For accounting purposes, the Capped Calls are considered separate financial instruments and not part of the Convertible Notes. As the Capped Calls transactions meet certain accounting criteria, we recorded the cost of the Capped Calls, totaling $27.2 million, as a reduction to additional paid-in capital within the consolidated statements of stockholders’ equity.

11.
Long-Term Debt

Long-Term Debt

On February 20, 2018, we entered into a $175.0 million term Loan Agreement with CRG Servicing LLC. We borrowed $100.0 million under the Loan Agreement at closing and the remaining $75.0 million in March 2019 (collectively, “Term Loans”). Net proceeds under the Loan Agreement were $173.3 million. The Term Loans under the Loan Agreement bore interest at a rate equal to 9.5% per annum. The Term Loans had a maturity date of December 31, 2023.

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

We recorded $7.0 million, $19.1 million and $16.5 million of interest expense related to the Term Loans during the year ended December 31, 2021, 2020 and 2019, respectively.

12.
Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$61,870	$-	$61,870	$36,030	$-	$36,030	$34,644	$-	$34,644
CpG 1018	-	375,229	375,229	-	3,277	3,277	-	-	-
Total product revenue, net	$61,870	$375,229	$437,099	$36,030	$3,277	$39,307	$34,644	$-	$34,644
Other revenue	1,915	428	2,343	-	7,244	7,244	410	165	575
Total revenues	$63,785	$375,657	$439,442	$36,030	$10,521	$46,551	$35,054	$165	$35,219

Revenues from Major Customers

The following table summarizes HEPLISAV-B product revenue from each of our three largest Customers (as a percentage of total HEPLISAV-B product revenue):

	Year Ended
	December 31,
	2021	2020	2019
Largest Customer	21%	21%	22%
Second largest Customer	19%	20%	21%
Third largest Customer	19%	20%	19%

The following table summarizes CpG 1018 product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 product revenue):

	Year Ended
	December 31,
	2021	2020	2019
Largest collaboration partner	49%	62%	0%
Second largest collaboration partner	24%	36%	0%
Third largest collaboration partner	19%	2%	0%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Year ended December 31, 2021:
Accounts receivable reserves(1)	$2,836	$18,209	$(17,222)	$3,823
Revenue reserve accruals(2)	$6,040	$13,077	$(10,864)	$8,253
Year ended December 31, 2020:
Accounts receivable reserves(1)	$2,701	$11,417	$(11,282)	$2,836
Revenue reserve accruals(2)	$3,893	$6,694	$(4,547)	$6,040

(1)
Reserves are for chargebacks, discounts and other fees.
(2)
Accruals are for returns, rebates and other fees.

When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement to Clover, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 9 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions	Balance at End of Period
Year ended December 31, 2021:
Contract asset	$-	$62,525	$-	$62,525
Year ended December 31, 2020:
Contract asset	$-	$-	$-	$-
(1)
Additions are revenues recognized for CpG 1018 adjuvant transferred to Clover that is reserved under the CEPI Agreement.

Payments received or invoices issued before we satisfy our performance obligations are recorded as deferred revenue until we satisfy such performance obligations. Our deferred revenue activities are related to CpG 1018 product sales. The following table summarizes balances and activities in our deferred revenue accounts (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Revenue recognized in the current period included in deferred revenue balance at the beginning of the period	Balance at End of Period
Year ended December 31, 2021:
Deferred revenue	$38,212	$371,860	$(21,996)	$(38,212)	$349,864
Long-term deferred revenue	-	168,467	(163,082)	-	5,385
Year ended December 31, 2020:
Deferred revenue	$-	$38,212	$-	$-	$38,212
Long-term deferred revenue	-	-	-	-	-
(1)
Additions are primarily payments received or invoices issued before we satisfy our performance obligations.
(2)
Subtractions are primarily revenues recognized in the period and reclassification from long-term deferred revenue to CEPI accrual.

13.
Net Income (Loss) Per Share

We compute net income (loss) per share of common stock using the two-class method required for participating securities. We consider Series B Preferred Stocks and warrants to be participating securities because holders of such shares have dividend rights in the event of our declaration of a dividend for common shares. Undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income (loss) attributable to common stockholders.

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

	Year Ended
	December 31,
	2021	2020	2019
Numerator
Net income (loss)	$76,713	$(75,240)	$(152,600)
Less: undistributed earnings allocated to participating securities	(4,569)	-	-
Less: preferred stock deemed dividend	-	-	(3,267)
Net income (loss) allocable to common stockholders, basic	72,144	(75,240)	(155,867)
Add: undistributed earnings allocated to Series B and warrants	4,569	-	-
Less: undistributed earnings allocated to Series B and warrants	(4,190)	-	-
Add: interest expense on convertible notes	3,168	-	-
Less: removal of change in fair value of warrant liability	-	(4,124)	-
Net income (loss) allocable to common stockholders, diluted	$75,691	$(79,364)	$(155,867)
Denominator
Weighted average shares used to compute net income (loss) allocable to common stockholders per share, basic	116,264	100,753	72,024
Effect of dilutive shares:
Stock-based compensation plans	3,075	-	-
Convertible Notes (as converted to common stock)	13,667	-	-
Effect of dilutive warrants	-	751	-
Weighted average shares used to compute net income (loss) allocable to common stockholders per share, diluted	133,006	101,504	72,024

The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive:

	December 31,
	2021	2020	2019
Outstanding securities not included in diluted net income (loss) allocable to common stockholders per share calculation (in thousands):
Stock options and stock awards	5,953	10,299	9,789
Series B Convertible Preferred Stock (as converted to common stock)	-	4,140	4,840
Warrants (as exercisable into common stock)	1,883	-	5,841
Convertible Notes (as converted to common stock)	-	-	-

14.
Common Stock

Common Stock Outstanding

As of December 31, 2021, there were 122,945,357 shares of our common stock outstanding.

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

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. For the year ended December 31, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to the 2020 ATM Agreement. All of these shares were sold during the three months ended March 31, 2021. As of December 31, 2021, we had $120.5 million remaining under the 2020 ATM Agreement.

Preferred Stock Outstanding

In August 2021, all of the 4,140 shares of Series B Preferred Stock were converted into 4,140,000 shares of common stock. As of December 31, 2021, there were no shares of Series B Preferred Stock outstanding.

Warrants

During the year ended December 31, 2021, 3,958,650 of our common stock warrants were exercised. There was no exercise of our common stock warrants during the year ended December 31, 2020 and 2019. As of December 31, 2021, the following common stock warrants were outstanding:

Warrants Issuance Date	Shares Issuable (in thousands)	Expiration Date	Exercise Price per Share	Outstanding as of December 31, 2021 (in thousands)
August 12, 2019	1,883	February 12, 2022	$4.50	1,883

As of February 28, 2022, all 1,882,600 of the outstanding warrants as of December 31, 2021 have been exercised or expired resulting in cash settlement of $8.5 million.

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

The warrants will be revalued at each reporting period using the Black-Scholes model and the change in the fair value of the warrants will recognized as other income (expense) in the consolidated statements of operations. At December 31, 2021 and 2020, the estimated fair value of warrant liability was $18.0 million and $10.7 million, respectively. For the year ended December 31, 2021 and 2019, we recognized $49.4 million and $7.5 million increase in the estimated fair value of warrant liability, respectively, as a loss in other income (expense) in our consolidated statements of operations. For the year ended December 31, 2020, we recognized $4.1 million decrease in the estimated fair value of warrant liability as income in other income (expense) in our consolidated statements of operations.

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

As of December 31, 2021, the 2018 Equity Incentive Plan, as amended, (“Amended 2018 EIP”), the Amended 2021 Inducement Plan and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans. Under the Amended 2018 EIP, the aggregate number of shares of our common stock that may be issued to employees and directors (subject to adjustment for certain changes in capitalization) is 22,517,869.

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of December 31, 2021, there were 4,851,391 shares of common stock reserved for issuance under the Amended 2018 EIP.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	8,505	$11.57
Options granted	3,894	10.49
Options exercised	(1,035)	6.46
Options cancelled:
Options forfeited (unvested)	(521)	8.13
Options expired (vested)	(444)	18.48
Balance at December 31, 2021	10,399	$11.55	4.16	$42,756
Vested and expected to vest at December 31, 2021	10,029	$11.57	4.08	$41,321
Exercisable at December 31, 2021	5,796	$13.07	2.64	$20,488

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $7.9 million, $0.1 million and $26,000, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $9.0 million, $13.8 million and $19.5 million, respectively.

Our non-vested stock awards are comprised of restricted stock units granted with performance and time-based vesting criteria. A summary of the status of non-vested restricted stock units as of December 31, 2021, and activities during 2021 are summarized as follows:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2020	1,794	$7.23
Granted	1,818	9.50
Vested	(537)	8.85
Forfeited	(424)	8.21
Non-vested as of December 31, 2021	2,651	$8.30

Stock-based compensation expense related to restricted stock units was approximately $7.9 million for the year ended December 31, 2021. The aggregate intrinsic value of the restricted stock units outstanding as of December 31, 2021, based on our stock price on that date, was $37.3 million.

The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $4.7 million, $4.9 million and $7.9 million, respectively.

We granted performance-based restricted stock unit (“PSU”) to certain executives in February 2021. These PSUs vest upon a specified market condition. The summary of PSU activities for the year ended December 31, 2021 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	-	$-
Granted	297	8.40
Forfeited	(60)	8.40
Non-vested as of December 31, 2021	237	$8.40

Stock-based compensation expense related to PSUs was approximately $1.8 million for the year ended December 31, 2021. The aggregate intrinsic value of the PSUs outstanding as of December 31, 2021, based on our stock price on that date, was $3.3 million. None of the PSUs vested as of December 31, 2021.

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

	Stock Options			Market-Based Performance Stock Unit (“PSUs”)	Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,	Year Ended December 31,
	2021	2020	2019	2021	2021	2020	2019
Weighted-average fair value	$7.17	$3.91	$4.58	$8.40	$6.48	$2.82	$2.72
Risk-free interest rate	0.7%	1.0%	2.1%	From 0.03% to 1.92%	0.1%	0.9%	1.9%
Expected life (in years)	4.5	4.5	4.5	2.9	1.2	1.2	1.2
Expected Volatility	0.9	0.9	0.9	0.9	1.0	0.7	0.7

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

The Company has also granted performance-based equity awards to certain of our employees. For equity awards with performance-based vesting criteria, the fair value is amortized to expense when the achievement of the vesting criteria becomes probable. No stock-based compensation expense for awards with performance-based vesting criteria was recognized during the year ended December 31, 2021. We recognized stock-based compensation expense for awards with performance-based vesting criteria during the years ended December 31, 2020 and 2019 of $0.1 million and $0.5 million, respectively. As of December 31, 2021, approximately 117,000 shares underlying stock options and approximately 202,050 restricted stock unit awards with performance-based vesting criteria were outstanding. None of the awards with performance-based vesting criteria were deemed probable as of December 31, 2021.

We recognized the following amounts of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2021	2020	2019
Employees and directors stock-based compensation expense	$21,285	$13,484	$25,456

	Year Ended December 31,
	2021	2020	2019
Research and development	$3,818	$1,000	$8,058
Selling, general and administrative	14,894	9,585	10,224
Cost of sales - product	553	619	1,088
Inventory	2,020	2,280	1,964
Restructuring	-	-	4,122
Total	$21,285	$13,484	$25,456

As of December 31, 2021, the total unrecognized compensation cost related to non-vested stock options and awards deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $33.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2 years. As of December 31, 2021, the total unrecognized compensation cost related to equity awards with performance-based vesting criteria amounted to $1.0 million. As of December 31, 2021, the total unrecognized compensation cost related to PSUs amounted to $0.2 million.

Employee Stock Purchase Plan

The Amended and Restated 2014 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) provides for the purchase of common stock by eligible employees. In May 2021, our stockholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the authorized number of shares of common stock by 1,000,000. The maximum number of shares of common stock that may be issued under the Employee Stock Purchase Plan will not exceed 1,850,000 shares of common stock.

The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the year ended December 31, 2021, employees have acquired 217,270 shares of our common stock under the Employee Stock Purchase Plan and 1,038,313 shares of our common stock remained available for future purchases under the Employee Stock Purchase Plan.

As of December 31, 2021, the total unrecognized compensation cost related to shares of our common stock under the Employee Stock Purchase Plan amounted to $1.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

16.
Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. The Company’s contribution to the 401(k) Plan was approximately $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

(a)
As a result of accelerated vesting of stock awards and the extension of exercise period of stock options
18.
Income Taxes

Consolidated income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$75,954	$(76,324)	$(154,605)
Non U.S.	1,567	1,084	2,005
Total	$77,521	$(75,240)	$(152,600)

There was no income tax provision for the years ended December 31, 2020 and 2019. The components of the consolidated income tax provision for the year ended December 31, 2021 were as follows (in thousands):

Year Ended December 31, 2021
Current
Federal	$345
State	260
Non-US	203
Total current tax expense	808
Deferred
Federal	-
State	-
Non-US	-
Total deferred tax expense	-

Total income tax expense	$808

No income tax expense was recorded for the years ended December 31, 2020 and 2019 due to a full valuation allowance. The difference between the consolidated income tax provision (benefit) and the amount computed by applying the federal statutory income tax rate to the consolidated income before income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax provision (benefit) at federal statutory rate	$16,397	$(15,756)	$(32,046)
State tax	3,576	(3,194)	(3,153)
Business credits	(982)	(773)	(1,757)
Uncertain tax positions	424	193	5,426
Deferred compensation charges	131	809	4,600
Change in valuation allowance	(86,847)	19,009	22,715
Section 162(m) limitation	1,241	473	2,439
Mark-to-market of warrants	10,364	(866)	1,575
Net operating loss and tax credit limitation	56,459	-	-
Other	45	105	201
Total income tax expense	$808	$-	$-

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$155,503	$224,161
Research credit carryforwards	12,870	28,578
Lease liability	8,515	-
Stock compensation	5,798	-
Accruals and reserves	5,792	17,264
Other	212	3,250
Total deferred tax assets	188,690	273,253
Less valuation allowance	(179,253)	(266,100)
Net deferred tax assets	9,437	7,153
Deferred tax liabilities:
Fixed assets	(3,283)	(275)
Operating lease right-of-use assets	(6,124)	(6,878)
Other	(30)	-
Total deferred tax liabilities	(9,437)	(7,153)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance. Given our current earnings, management believes that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a portion of the valuation allowance recorded against the deferred tax assets held may be reversed. A reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we release the valuation allowance. However, the exact timing and amount of a valuation allowance release are subject to change on the basis of the level of profitability that we actually achieve.

The valuation allowance decreased by $86.8 million during the year ended December 31, 2021 and increased by $19.0 million during the year ended December 31, 2020. The decrease in valuation allowance during the year ended December 31, 2021 was due to a decrease in our deferred tax assets, predominantly related to utilization of net operating losses and Section 382 limitations.

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $303.8 million which begin to expire in the year 2022, federal net operating loss carryforwards of approximately $333.4 million, which do not expire and federal research and development tax credits of approximately $1.9 million, which expire in the years 2022 through 2041.

As of December 31, 2021, we had net operating loss carryforwards for California and other states for income tax purposes of approximately $345.9 million, which expire in the years 2022 through 2041, and California state research and development tax credits of approximately $19.6 million, which do not expire.

As of December 31, 2021, we had net operating loss carryforwards for foreign income tax purposes of approximately $3.5 million, which do not expire.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits was $5.6 million and $10.6 million as of December 31, 2021 and 2020, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at December 31, 2020	$(10,565)
Tax positions related to the current year
Additions	(308)
Reductions	-
Tax positions related to the prior year
Additions	-
Reductions	5,258
Settlements	-
Lapses in statute	-
Balance at December 31, 2021	$(5,615)

Our policy is to account for interest and penalties as income tax expense. As of December 31, 2021, there was no interest and $0.2 million of penalties recognized in the provision for income taxes. As of December 31, 2020, there was no interest or penalties related to unrecognized tax benefits recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event there is a change in ownership, as defined, the annual utilization of such carryforwards could be limited. Based on an analysis under Section 382 of the Internal Revenue Code, completed through December 31, 2021, we experienced ownership changes in 2008, 2009, 2012, and 2019 which limit the future use of our pre-change federal and state net operating loss carryforwards and federal research and development tax credits. We excluded the net operating loss carryforwards and research and development tax credits that will expire as a result of the annual limitations in the deferred tax assets and corresponding uncertain tax positions as of December 31, 2021.

We are subject to income tax examinations for U.S. federal and state income taxes from 2002 forward. We are subject to tax examination in Germany from 2018 forward and in India from 2019 forward.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The Company’s independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynavax Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Elections of Directors,” “Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the section entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” and “Corporate Governance” in the Proxy Statement.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207

3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Description of Capital Stock	4.1	10-K			X
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.3	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.5	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.6	Form of Global Note, representing Dynavax Technologies Corporation’s 2.5% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1	Amended and Restated Purchase Option Agreement, dated November 9, 2009, between the Company and Symphony Dynamo Holdings LLC and Symphony Dynamo, Inc.	10.47	10-K	March 16, 2010	001-34207
10.2+	Employment Agreement, dated July 12, 2013, by and between Robert Janssen, M.D. and the Company	10.85	10-K	March 10, 2014	001-34207
10.3+	Form of Amended and Restated Management Continuity and Severance Agreement between the Company and certain of its executive officers	10.2	10-Q	August 7, 2019	001-34207
10.4†	Commercial Manufacturing and Supply Agreement, dated November 22, 2013, between Company and Baxter Pharmaceutical Solutions LLC	10.33	10-K	March 8, 2018	001-34207

10.5†	Supply Agreement, dated November 2, 2016, between Company and Becton, Dickinson and Company	10.34	10-K	March 8, 2018	001-34207
10.6†	Supply Agreement, dated October 1, 2012, between Company and Nitto Denko Avecia, Inc.	10.35	10-K	March 8, 2018	001-34207
10.7†	Supply Agreement, dated July 27, 2016, between Company and West Pharmaceutical Services, Inc.	10.36	10-K	March 8, 2018	001-34207
10.8+	Amended and Restated 2018 Equity Incentive Plan	10.1	10-Q	August 6, 2020	001-34207
10.9+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207
10.10+	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207
10.11+	Restricted Stock Unit Award Agreement for Directors under the 2018 Equity Incentive Plan					X
10.12	Office/Laboratory Lease, dated September 17, 2018, between the Company and Emery Station West, LLC	10.1	10-Q	November 6, 2018	001-34207
10.13+	Chief Executive Officer Letter, dated December 13, 2019, between the Company and Ryan Spencer	10.17	10-K	March 11, 2020	001-34207
10.14+	President and Chief Operating Officer Letter, dated December 13, 2019, between the Company and David Novack	10.18	10-K	March 11, 2020	001-34207
10.15+	Form of Indemnification Agreement	10.1	10-Q	November 7, 2019	001-34207
10.16	Sublease, by and between Dynavax Technologies Corporation and MedAmerica, Inc. (d/b/a Vituity), dated July 2, 2019	10.2	10-Q	November 7, 2019	001-34207

10.17	Sublease, by and between Dynavax Technologies Corporation and Zymergen Inc., dated July 12, 2019	10.3	10-Q	November 7, 2019	001-34207
10.18+	Dynavax Technologies Corporation U.S. Annual Bonus Plan	10.23	10-K	March 11, 2020	001-34207
10.19	Registration Rights Agreement, dated March 11, 2020, by and among the Company, Bain Capital Life Sciences Fund, L.P. and BCIP Life Sciences Associates, LP.	99.D	13D/A	March 12, 2020	005-80035
10.20^	Supply Agreement, dated September 11, 2020, by and among the Company, Valneva Scotland Limited and Valneva Austria GmbH	10.2	10-Q	November 5, 2020	001-34207
10.21^	Letter Agreement, dated October 29, 2021, by and among the Company, Valneva Scotland Limited and Valneva Austria GmbH					X
10.22+	Amended and Restated Management Continuity and Severance Agreement, dated September 22, 2020, between Michael S. Ostrach and the Company	10.3	10-Q	November 5, 2020	001-34207
10.23	Sales Agreement, dated August 6, 2020, between the Company and Cowen and Company, LLC	10.3	10-Q	August 6, 2020	001-34207
10.24^	Agreement, dated January 29, 2021 between Company and Coalition for Epidemic Preparedness Innovations	10.31	10-K	February 25, 2021	001-34207
10.25+	Offer Letter, dated December 14, 2020, by and between the Company and Kelly MacDonald	10.33	10-K	February 25, 2021	001-34207
10.26^	First Amendment to Agreement, dated May 3, 2021, by and between the Company and Coalition for Epidemic Preparedness Innovations	10.1	10-Q	August 4, 2021	001-34207
10.27+	Amended and Restated Dynavax Technologies Corporation 2021 Inducement Award Plan	10.3	10-Q	August 4, 2021	001-34207

10.28+	Dynavax Technologies Corporation Amended and Restated 2014 Employee Stock Purchase Plan	Appendix A	DEF 14A	April 16, 2021	001-34207
10.29	Form of Confirmation for Capped Call Transactions	10.1	8-K	May 13, 2021	001-34207
10.30^	Supply Agreement, dated June 29, 2021, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.6	10-Q	August 4, 2021	001-34207
10.31^	Supply Agreement, dated July 1, 2021, by and between Company and Biological E. Limited	10.7	10-Q	August 4, 2021	001-34207
10.32	Commercial Lease Agreement, dated September 13, 2021, by and between Onyx Düsseldorf S.à r.l. and Dynavax GmbH	10.2	10-Q	November 4, 2021	001-34207
10.33^	First Amendment to Commercial Manufacturing and Supply Agreement, dated September 10, 2021, by and between Baxter Pharmaceutical Solutions LLC and Dynavax Technologies Corporation	10.3	10-Q	November 4, 2021	001-34207
10.34+	Non-Employee Director Compensation Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL

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

Dynavax Technologies Corporation
By:	/s/ RYAN SPENCER
Ryan Spencer Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2022

By:	/s/ KELLY MACDONALD
Kelly MacDonald Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2022

By:	/s/ JUSTIN BURGESS
Justin Burgess Controller (Principal Accounting Officer)

Date: February 28, 2022

Signature	Title	Date
/s/ RYAN SPENCER	Chief Executive Officer	February 28, 2022
Ryan Spencer	(Principal Executive Officer)
/s/ KELLY MACDONALD	Chief Financial Officer	February 28, 2022
Kelly MacDonald	(Principal Financial Officer)
/s/ JUSTIN BURGESS	Controller	February 28, 2022
Justin Burgess	(Principal Accounting Officer)
/s/ SCOTT MYERS	Chairman of the Board	February 28, 2022
Scott Myers
/s/ FRANCIS R. CANO	Director	February 28, 2022
Francis R. Cano, Ph.D.
/s/ JULIE EASTLAND	Director	February 28, 2022
Julie Eastland
/s/ ANDREW HACK	Director	February 28, 2022
Andrew Hack, M.D., Ph.D.
/s/ DANIEL L. KISNER	Director	February 28, 2022
Daniel L. Kisner, M.D.
/s/ BRENT MACGREGOR	Director	February 28, 2022
Brent MacGregor
/s/ PETER R. PARADISO	Director	February 28, 2022
Peter R. Paradiso
/s/ PEGGY V. PHILLIPS	Director	February 28, 2022
Peggy V. Phillips
/s/ NATALE S. RICCIARDI	Director	February 28, 2022
Natale S. Ricciardi
/s/ ELAINE D. SUN	Director	February 28, 2022
Elaine D. Sun