Form 10-Q
period 2022-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2022-05-05
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 2, 2022, the registrant had outstanding 126,312,469 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate for COVID-19 that stem from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 to meet potential future demand in connection with new vaccines, including COVID-19 vaccines, our ability to develop and expand our clinical research pipeline, our ability to meet regulatory requirements, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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
•
Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 global pandemic. We have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop vaccines for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant or otherwise are inadequate, we may be unable to realize recurring commercial benefit from the development of any vaccines containing CpG 1018 adjuvant.
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
•
Despite recent profitability, we have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant, and if we are unable to sustain profitability, the market value of our common stock will likely decline. Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
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
•
HEPLISAV-B and most of our earlier stage programs rely on oligonucleotide toll-like receptor (“TLR”) agonists. In the event of serious adverse event data relating to TLR agonists, we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$179,421	$436,189
Marketable securities available-for-sale	323,795	109,761
Accounts receivables, net	133,968	116,216
Other receivables	2,968	15,600
Inventories, net	79,038	61,335
Prepaid manufacturing	138,330	159,655
Prepaid expenses and other current assets	82,995	73,764
Total current assets	940,515	972,520
Property and equipment, net	36,407	35,020
Operating lease right-of-use assets	26,310	25,964
Goodwill	2,082	2,125
Restricted cash	214	219
Other assets	3,447	3,398
Total assets	$1,008,975	$1,039,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,194	$2,600
Accrued research and development	6,359	4,688
CEPI accrual	107,370	128,848
Accrued liabilities	16,108	49,796
Warrant liability	-	18,016
Deferred revenue	313,203	349,864
Other current liabilities	2,969	2,590
Total current liabilities	466,203	556,402
Convertible Notes, net of debt discount of $4,741 and $5,010 at March 31, 2022 and December 31, 2021, respectively	220,759	220,490
Long-term portion of lease liabilities	34,253	34,316
Other long-term liabilities	276	5,664
Total liabilities	721,491	816,872
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock: $0.001 par value; 278,000 shares authorized at March 31, 2022 and December 31, 2021; 126,297 shares and 122,945 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	126	123
Additional paid-in capital	1,476,013	1,441,868
Accumulated other comprehensive loss	(4,163)	(2,266)
Accumulated deficit	(1,184,492)	(1,217,351)
Total stockholders’ equity	287,484	222,374
Total liabilities and stockholders’ equity	$1,008,975	$1,039,246

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product revenue, net	$112,327	$82,885
Other revenue	1,665	450
Total revenues	113,992	83,335
Operating expenses:
Cost of sales - product	39,962	24,625
Research and development	11,095	7,758
Selling, general and administrative	32,172	22,423
Total operating expenses	83,229	54,806
Income from operations	30,763	28,529
Other income (expense):
Interest income	261	47
Interest expense	(1,680)	(4,712)
Sublease income	1,609	2,022
Change in fair value of warrant liability (Note 10)	1,801	(25,552)
Other	105	557
Net income	32,859	891
Net income per share attributable to common stockholders
Basic	$0.26	$0.01
Diluted	$0.22	$0.01
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	124,555	112,035
Diluted	149,425	113,469

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$32,859	$891
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on marketable securities available- for-sale	(1,272)	(9)
Foreign currency translation adjustments	(625)	(1,390)
Total other comprehensive loss	(1,897)	(1,399)
Total comprehensive income	$30,962	$(508)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended March 31, 2022	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of stock options and/or release of restricted stock awards, net	1,391	1	-	-	1,121	-	-	1,122
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Issuance of common stock under Employee Stock Purchase Plan	82	-	-	-	710	-	-	710
Stock compensation expense	-	-	-	-	7,646	-	-	7,646
Total other comprehensive loss	-	-	-	-	-	(1,897)	-	(1,897)
Net income	-	-	-	-	-	-	32,859	32,859
Balances at March 31, 2022	126,297	$126	-	$-	$1,476,013	$(4,163)	$(1,184,492)	$287,484

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended March 31, 2021	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Issuance of common stock upon exercise of warrants	750	1	-	-	7,927	-	-	7,928
Issuance of common stock upon exercise of stock options and/or release of restricted stock awards, net	640				387			387
Issuance of common stock under Employee Stock Purchase Plan	104	-	-	-	383	-	-	383
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 10)	2,879	3	-	-	28,153	-	-	28,156
Stock compensation expense	-	-	-	-	4,723	-	-	4,723
Total other comprehensive income	-	-	-	-	-	(1,399)	-	(1,399)
Net income	-	-	-	-	-	-	891	891
Balances at March 31, 2021	114,563	$114	4	$-	$1,393,947	$(1,126)	$(1,293,173)	$99,762

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$32,859	$891
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	985	1,106
Amortization of right-of-use assets and loss on disposal of property and equipment	743	653
(Accretion of discounts) amortization of premium on marketable securities	(181)	221
Change in fair value of warrant liability	(1,801)	25,552
Stock compensation expense	7,646	4,723
Non-cash interest expense	1,680	414
Changes in operating assets and liabilities:
Accounts and other receivables, net	(5,120)	(61,333)
Inventories, net	(17,703)	(5,157)
Prepaid manufacturing	21,325	(3,219)
Prepaid expenses and other current assets	(9,231)	(171)
Other assets	(49)	(95)
Accounts payable	16,938	(295)
CEPI accrual	(21,478)	-
Lease liabilities	(806)	(751)
Deferred revenue	(36,661)	78,340
Accrued liabilities and other liabilities	(39,589)	(2,847)
Net cash (used in) provided by operating activities	(50,443)	38,032
Investing activities
Purchases of marketable securities	(250,375)	(72,016)
Proceeds from maturities and redemptions of marketable securities	35,250	51,130
Purchases of property and equipment, net	(1,358)	(1,747)
Net cash used in investing activities	(216,483)	(22,633)
Financing activities
Proceeds from issuance of common stock, net	-	28,156
Proceeds from warrants exercises	8,455	3,377
Proceeds from exercise of stock options and/or release of restricted stock awards, net	1,122	387
Proceeds from Employee Stock Purchase Plan	710	383
Net cash provided by financing activities	10,287	32,303
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(134)	(731)
Net (decrease) increase in cash, cash equivalents and restricted cash	(256,773)	46,971
Cash, cash equivalents and restricted cash at beginning of period	436,408	32,310
Cash, cash equivalents and restricted cash at end of period	$179,635	$79,281
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$87	$-
Cash paid during the period for interest	$-	$4,296
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$2,007	$411
Right-of-use assets obtained in exchange of lease liabilities (modification)	$1,173	$-

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and the European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018®, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including phase 1 clinical trials in Tdap and shingles, and a phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD").

Basis of Presentation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date, but excludes disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”).

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

Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short term and we expect to receive payment in less than one-year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. Since our performance obligation is part of a contract that has an original expected duration of one year or less, we elect not to disclose the information about our remaining performance obligations.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. We evaluate our estimates of variable considerations including, but not limited to, product returns, chargebacks and rebates, periodically or when there is an event or change in circumstances that may indicate that our estimates may change. For the three months ended March 31, 2022 and 2021, there were no material adjustments to these estimates recognized.

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

Product Revenue, Net – CpG 1018

We also sell our innovative adjuvant, CpG 1018, to our collaboration partners for use in their development and/or commercialization of COVID-19 vaccines. We have determined that our collaboration partners meet the definition of customers under ASC 606. Therefore, we accounted for our CpG 1018 adjuvant sales under ASC 606. Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product to the customer. Because the timing between the recognition of revenue for product sales and the receipt of payment is less than one year, there is no significant financing component on the related receivables. Since our performance obligation is part of a contract that has an original expected duration of one year or less, we elect not to disclose the information about our remaining performance obligations.

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

Other Revenue

Other revenue includes revenue from our agreement with the DoD, grant, collaboration and manufacturing service revenue. We have entered into grant agreements, collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer.

Inventories, net

HEPLISAV-B Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out ("FIFO") basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three months ended March 31, 2022 and 2021, there were no inventory reserves recognized.

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

CpG 1018 Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a FIFO basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period.

Convertible Notes

We account for our 2.50% convertible senior notes due 2026 (“Convertible Notes”), see Note 7, as a long-term liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the unamortized debt issuance and offering costs on the condensed consolidated balance sheets. We evaluate all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The conversion feature is not required to be accounted for separately as an embedded derivative. We amortize debt issuance and offering costs over the contractual term of the Convertible Notes, using the effective interest method, as interest expense on the condensed consolidated statements of operations.

Capped Calls

We evaluate financial instruments under ASC 815. The capped call transactions purchased in connection with the Convertible Notes financing ("Capped Calls") cover the same number of shares of common stock that initially underlie the Convertible Notes (subject to anti-dilution and certain other adjustments). The Capped Calls meet the definition of derivative under ASC 815. In addition, the Capped Calls meet the conditions in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for the equity classification continue to be met.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2022.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets
Money market funds	$146,046	$-	$-	$146,046
U.S. treasuries	-	25,076	-	25,076
U.S. government agency securities	-	16,519	-	16,519
Corporate debt securities	-	307,189	-	307,189
Total assets	$146,046	$348,784	$-	$494,830

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets
Money market funds	$429,194	$-	$-	$429,194
U.S. treasuries	-	4,004	-	4,004
U.S. government agency securities	-	26,548	-	26,548
Corporate debt securities	-	79,209	-	79,209
Total assets	$429,194	$109,761	$-	$538,955
Liabilities
Warrant liability	$-	$-	$18,016	$18,016

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

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value (see Note 10). As of March 31, 2022, all 1,882,600 of the outstanding warrants as of December 31, 2021 have been exercised or expired.

The following table provides a summary of changes in the fair value warrant liability for the three months ended March 31, 2022 (in thousands):

Balance at December 31, 2021	$18,016
Decrease in fair value of warrants exercised and/or expired	(1,801)
Warrants exercised and/or expired	(16,215)
Balance at March 31, 2022	$-

Convertible Notes

As of March 31, 2022, the fair value of the Convertible Notes was $303.1 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy (see Note 7).

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$179,421	$436,189	$79,055	$32,073
Restricted cash	214	219	226	237
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$179,635	$436,408	$79,281	$32,310

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases (see Note 5).

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2022
Cash and cash equivalents:
Cash	$8,386	$-	$-	$8,386
Money market funds	146,046	-	-	146,046
Corporate debt securities	24,988	1	-	24,989
Total cash and cash equivalents	179,420	1	-	179,421
Marketable securities available-for-sale:
U.S. treasuries	25,087	-	(11)	25,076
U.S. government agency securities	16,533	-	(14)	16,519
Corporate debt securities	283,447	-	(1,247)	282,200
Total marketable securities available-for-sale	325,067	-	(1,272)	323,795
Total cash, cash equivalents and marketable securities	$504,487	$1	$(1,272)	$503,216
December 31, 2021
Cash and cash equivalents:
Cash	$6,995	$-	$-	$6,995
Money market funds	429,194	-	-	429,194
Total cash and cash equivalents	436,189	-	-	436,189
Marketable securities available-for-sale:
U.S. treasuries	4,005	-	(1)	4,004
U.S. government agency securities	26,555	-	(7)	26,548
Corporate debt securities	79,200	9	-	79,209
Total marketable securities available-for-sale	109,760	9	(8)	109,761
Total cash, cash equivalents and marketable securities	$545,949	$9	$(8)	$545,950

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$325,067	$323,795
Mature after one year through two years	-	-
	$325,067	$323,795

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
•
the type of investments made.

There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2022 and 2021. Investments with unrealized losses longer than 12 months were insignificant as of March 31, 2022. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. As such, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$27,758	$26,637
Work-in-process	22,793	14,748
Finished goods	28,487	19,950
Total	$79,038	$61,335

As of March 31, 2022 and December 31, 2021, included in finished goods inventory was $13.5 million and $18.6 million of HEPLISAV-B inventory, respectively. The remaining balance in finished goods inventory was CpG 1018 adjuvant for our collaboration partners.

We recorded prepaid manufacturing costs related to prepayments made to third-party manufacturers of CpG 1018 adjuvant, of $138.3 million and $159.7 million as of March 31, 2022 and December 31, 2021, respectively. We expect these costs to be converted into inventory within the next twelve months.

5. Commitments and Contingencies

Leases

We lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into a sublease for office space located at 2100 Powell Street, Suite 900, Emeryville, California (the “Powell Street Sublease”) for our corporate headquarters. Under the terms of the Powell Street Sublease, we are leasing 23,976 square feet at the rate of $3.90 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases, and we are responsible for certain operating expenses and taxes throughout the life of the Powell Street Sublease. The Powell Street Sublease will continue until June 30, 2022. There is no option to extend the sublease term.

In March 2022, we entered into a lease agreement (“Powell Street Lease”) for office space located at 2100 Powell Street, Suite 720, Emeryville, California. The purpose of the Powell Street Lease is to replace the Powell Street Sublease which expires June 30, 2022. The Powell Street Lease will commence on the later of (a) June 1, 2022 or (b) the date the landlord delivers the premise to us in the required condition ("Powell Street Commencement Date"). Under the Powell Street Lease, we are leasing 8,053 square feet at the rate of $4.65 per square foot, paid on a monthly basis. The first two monthly rent payments following the Powell Street Commencement Date will be abated. Rent is subject to scheduled annual increases, and we are responsible for certain operating expenses and taxes throughout the life of the Powell Street Lease. The Powell Street Lease will continue until July 31, 2025. There is no option to extend the lease term.

In September 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Horton Street Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we have received tenant improvement allowance totaling $8.1 million through March 31, 2022. The Horton Street Master Lease has an initial term of 12 years, following the Horton Street Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our March 31, 2022 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease. Lease expense related to the Horton Street Master Lease is included in operating expense in our condensed consolidated statements of operations.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Horton Street Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Horton Street Subtenant has no option to extend the sublease term. Sublease income for the three months ended March 31, 2022 and 2021 were $1.6 million and $2.0 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Horton Street Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

In September 2021, we entered into a commercial lease agreement in Düsseldorf, Germany (the "New Düsseldorf Lease") for the same space that we were previously leasing in Düsseldorf, Germany with the same landlord. The New Düsseldorf Lease became effective on January 1, 2022. The New Düsseldorf Lease has an initial term of 10 years, beginning on January 1, 2022, with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use assets and liabilities as we did not consider it reasonably certain that we would exercise the options. Beginning on January 1, 2024, the base rent is subject to an annual increase at the same percentage of Consumer Price Index of Germany. We are also responsible for certain operating expenses and taxes throughout the life of the New Düsseldorf Lease.

Our lease expense comprises of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$1,607	$1,560

Cash paid for amounts included in the measurement of lease liabilities for each of the three months ended March 31, 2022 and 2021 was $1.7 million and was included in change in lease liabilities in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$2,969	$2,577
Long-term portion of lease liabilities	34,253	34,316
Total operating lease liabilities	$37,222	$36,893

As of March 31, 2022, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2022 (remaining)	$4,033	$4,865
2023	5,518	6,311
2024	5,684	6,469
2025	5,854	6,093
2026	6,030	5,899
Thereafter	27,712	27,350
Total	$54,831	56,987
Less:
Present value adjustment		(19,765)
Total		$37,222

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term	8.5 years	9.1 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of March 31, 2022, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and CpG 1018, totaled $158.8 million.

As of March 31, 2022, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $4.7 million (see Note 7). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through March 31, 2022 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2022.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In September 2021, we received payment of $1.0 million from TriSalus because it met a pre-commercialization milestone and paid Holdings $0.5 million. No liability has been recorded under this agreement as of March 31, 2022.

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

Through March 31, 2022, we have received Advance Payments totaling approximately $175.1 million pursuant to the CEPI Agreement, as amended. As of March 31, 2022, advance payments totaling $107.4 million and $0.4 million were recorded as CEPI accrual and deferred revenue, respectively in our condensed consolidated balance sheets. As of December 31, 2021, advance payments totaling $128.8 million and $5.4 million were recorded as CEPI accrual and in other long-term liabilities, respectively in our condensed consolidated balance sheets. There was no CEPI receivable balance recorded as of March 31, 2022. As of December 31, 2021, we recorded $14.6 million in CEPI receivable which is included in other receivables in our condensed consolidated balance sheets.

Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc.

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc. (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI.

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

For CpG 1018 adjuvant reserved for Clover under the CEPI Agreement, as amended, Clover is obligated to pay the purchase price upon the earliest of (i) the true-up exercise, (ii) within a specified period after Clover delivers Clover Product to a customer, or (iii) Clover’s receipt of payment for Clover Product from a customer. For CpG 1018 adjuvant ordered by Clover outside the CEPI Agreement, as amended, Clover is obligated to pay a specified percentage of the purchase price, as set forth in a purchase order submitted by Clover, upon our acceptance of such purchase order, and the remainder of the purchase price upon the release of such CpG 1018 adjuvant.

We recognize revenue at the lowest price tier upon transfer of control of CpG 1018 adjuvant to Clover. The potential true-up amount and royalties are considered constrained. There is no significant financing component, as the timing between shipment and payment is expected to be within twelve months. Payments received or invoices issued before we transfer control of CpG 1018 adjuvant are recorded as deferred revenue. When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement, as amended, we recognize product revenue and a corresponding contract asset as our right to consideration is contingent on something other than the passage of time, as outlined above.

As of March 31, 2022 and December 31, 2021, our contract asset balance of $70.9 million and $62.5 million, respectively was included in other current assets in our condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, we recorded accounts receivable balance of $6.9 million and $2.1 million from Clover, respectively. As of March 31, 2022 and December 31, 2021, we recognized approximately $184.1 million and $191.1 million, respectively, in deferred revenue for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement, as amended. There was no deferred revenue recognized for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Clover under the CEPI Agreement, as amended. For the three months ended March 31, 2022, we recognized CpG 1018 adjuvant net product revenue of $22.3 million from Clover. There was no product revenue recognized under the Clover Supply Agreement for the three months ended March 31, 2021.

Biological E. Limited

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI.

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

For CpG 1018 adjuvant reserved for Bio E under the CEPI Agreement, as amended, Bio E is obligated to pay, in full, the aggregate purchase price, as set forth in a purchase order submitted by Bio E, upon delivery of CpG 1018 adjuvant. For CpG 1018 adjuvant ordered by Bio E outside the CEPI Agreement, as amended, Bio E is obligated to pay a specified percentage of the purchase price, as set forth in a purchase order submitted by Bio E, upon our acceptance of such purchase order, and the remainder of the purchase price upon the delivery of such CpG 1018 adjuvant.

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

As of March 31, 2022 and December 31, 2021, we recorded accounts receivable balance of $104.3 million and $96.1 million from Bio E, respectively. As of March 31, 2022 and December 31, 2021, we recognized approximately $73.2 million and $103.3 million, respectively, in deferred revenue for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement, as amended. There was no deferred revenue recognized for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Bio E under the CEPI Agreement, as amended. For the three months ended March 31, 2022, we recognized CpG 1018 adjuvant net product revenue of $67.3 million from Bio E. There was no product revenue recognized under the Bio E Supply Agreement for the three months ended March 31, 2021.

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

There was no accounts receivable balance from Medigen recorded as of March 31, 2022. As of December 31, 2021, we recorded accounts receivable balance of $2.4 million from Medigen. There was no product revenue recognized from Medigen for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recognized CpG 1018 adjuvant net product revenue from Medigen of $6.9 million.

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

In October 2021, we and Valneva entered into a letter agreement (the “Valneva Amendment”) modifying certain deliverables of the Valneva Supply Agreement. Specifically, the Valneva Amendment modifies the original Valneva Supply Agreement as follows: (1) cancels certain purchase orders for CpG 1018 adjuvant previously issued under the original Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment; and (2) provides a future delivery schedule for commercial supply of CpG 1018 adjuvant through the end of 2022. As of the date of the Valneva Amendment, we had received non-refundable advance payments of approximately $55.4 million associated with the cancelled purchase orders.

In accordance with revenue recognition guidance in ASC 606, the Valneva Amendment was determined to be a contract modification and will be accounted for prospectively as one agreement with consideration allocated to future performance obligations. We have identified one remaining performance obligation which is the delivery of CpG 1018 adjuvant through the end of 2022. The total amount of consideration allocated to the remaining performance obligation includes approximately $55.4 million of advance payments received as of the date of the Valneva Amendment plus additional future consideration to be received in connection with final delivery of product. As of March 31, 2022, approximately $55.4 million of advance payments remain recorded as deferred revenue and will be recognized as product revenue when we satisfy our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment.

As of March 31, 2022 and December 31 2021, deferred revenue related to Valneva was $55.4 million. There was no product revenue recognized from Valneva for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recognized CpG 1018 adjuvant net product revenue of $64.9 million.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 for approximately $22.0 million over two and a half years. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We anticipate the Phase 2 trial will commence in 2022. For the three months ended March 31, 2022, we recognized revenue of $1.6 million which are included in other revenue in our condensed consolidated statements of operations. There was no revenue recognized under the DoD agreement for the three months ended March 31, 2021.

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the three months ended March 31, 2022 and 2021, we recognized revenue of $39,456 and $0.2 million, respectively, which are included in other revenue in our condensed consolidated statements of operations.

7. Convertible Notes

In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 in a private placement. The purchasers also partially exercised their option to purchase additional Convertible Notes and we issued an additional $25.5 million of the Convertible Notes in May 2021. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to retire our previous loan agreement with CRG Servicing LLC and $27.2 million of the net proceeds to pay the costs of the Capped Calls described below.

The Convertible Notes are general unsecured obligations and accrue interest at a rate of 2.50% per annum payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date.

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

1.
During any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

From January 1, 2022 through March 31, 2022, the conditions allowing holders of the Convertible Notes to convert were not met. As a result, the Convertible Notes are not convertible, in whole or in part, at the option of the holders during such period. Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of March 31, 2022.

We may redeem for cash all or any portion of the Convertible Notes (subject to the partial redemption limitation described in the indenture governing the Convertible Notes), at our option, on or after May 20, 2024 and prior to the 31st scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If we undergo a fundamental change (as set forth in the indenture governing the Convertible Notes), noteholders may require us to repurchase for cash all or any portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events (as set forth in the indenture governing the Convertible Notes) or if we deliver a notice of redemption prior to the maturity date, we will, in certain circumstances, adjust the conversion rate for a noteholder who elects to convert its notes in connection with such a corporate event or such notice of redemption.

As a result of adopting ASU 2020-06, we accounted for the Convertible Notes as a single liability. As of March 31, 2022, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $4.7 million as a long-term liability on the condensed consolidated balance sheets. As of March 31, 2022, the fair value of the Convertible Notes was $303.1 million. See Note 2. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Stated coupon interest	$1,409	$-
Amortization of debt issuance cost	269	-
Total interest expense	$1,678	$-

Capped Calls

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with one of the initial purchasers of the Convertible Notes and other financial institutions (the "Option Counterparties"), totaling $27.2 million (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the Convertible Notes (or 21,542,871 shares of our common stock). The Capped Calls have an initial strike price and an initial cap price of $10.47 per share and $15.80 per share, respectively, subject to certain adjustments under the terms of the Capped Calls. The Capped Call Transactions are freestanding and are considered separately exercisable from the Convertible Notes. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

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

8. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$20,810	$-	$20,810	$8,303	$-	$8,303
CpG 1018	-	91,517	91,517	-	74,582	74,582
Total product revenue, net	$20,810	$91,517	$112,327	$8,303	$74,582	$82,885
Other revenue	1,606	59	1,665	-	450	450
Total revenues	$22,416	$91,576	$113,992	$8,303	$75,032	$83,335

Revenues from Major Customers and Collaboration Partners

The following table summarizes HEPLISAV-B product revenue from each of our three largest Customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended
	March 31,
	2022	2021
Largest Customer	25%	28%
Second largest Customer	20%	26%
Third largest Customer	16%	21%

The following table summarizes CpG 1018 product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 adjuvant net product revenue):

	Three Months Ended
	March 31,
	2022	2021
Largest collaboration partner	74%	87%
Second largest collaboration partner	24%	9%
Third largest collaboration partner	2%	2%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the three months ended March 31, 2022 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Three months ended March 31, 2022:
Accounts receivable reserves(1)	$3,823	$5,807	$(4,698)	$4,932
Revenue reserve accruals(2)	8,253	4,273	(4,893)	7,633

(1)
Reserves are for chargebacks, discounts and other fees.
(2)
Accruals are for returns, rebates and other fees.

When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement, as amended, to Clover, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 6 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions	Balance at End of Period
Three months ended March 31, 2022
Contract asset	$62,525	$8,817	$-	$71,342

(1) Additions are revenues recognized for CpG 1018 adjuvant transferred to Clover that is reserved under the CEPI Agreement, as amended.

Payments received or invoices issued before we satisfy our performance obligations are recorded as deferred revenue until we satisfy such performance obligations. Our deferred revenue activities are related to CpG 1018 adjuvant product sales. The following table summarizes balances and activities in our deferred revenue accounts for the three months ended March 31, 2022 (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Revenue recognized in the current period included in deferred revenue balance at the beginning of the period	Balance at End of Period
Three months ended March 31, 2022:
Deferred revenue	$349,864	$368	$-	$(37,029)	$313,203
Long-term deferred revenue	5,385	6,582	(11,967)	-	-

(1)
Additions are primarily payments received or invoices issued before we satisfy our performance obligations.
(2)
Subtractions are primarily revenues recognized in the period included in deferred revenue during the period and reclassification from long-term deferred revenue to accrued liabilities.

9. Net Income Per Share

We compute net income per share of common stock using the two-class method required for participating securities. We consider warrants to be participating securities because holders of such shares have dividend rights in the event of our declaration of a dividend for common shares. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders.

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of our common stock outstanding.

For the calculation of diluted net income per share, net income attributable to common stockholders for basic net income per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans and change in fair value of warrant liability. Diluted net income per share attributable to common stockholders is computed by dividing the resulting net income attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding.

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Numerator
Net income	$32,859	$891
Less: undistributed earnings allocated to participating securities	(131)	(70)
Net income attributable to common stockholders, basic	32,728	821
Add: undistributed earnings allocated to participating securities	131	-
Less: removal of change in fair value of warrant liability	(1,801)	-
Add: interest expense on convertible notes	1,259	-
Net income attributable to common stockholders, diluted	$32,317	$821
Denominator
Weighted average common stock outstanding, basic	124,555	112,035
Effect of dilutive shares:
Stock-based compensation plans	3,001	1,434
Dilutive warrants	326	-
Convertible Notes (as converted to common stock)	21,543	-
Weighted average common stock outstanding, diluted	149,425	113,469

The following were excluded from the calculation of diluted net (loss) income per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended March 31,
	2022	2021
Outstanding securities not included in diluted net income per share calculation:
Stock options and stock awards	8,415	7,915
Series B Convertible Preferred Stock (as converted to common stock)	-	4,140
Warrants (as exercisable into common stock)	-	5,091
Total	8,415	17,146

10. Common Stock, Preferred Stock and Warrants

Common Stock

As of March 31, 2022, there were 126,296,892 shares of our common stock outstanding.

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

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of March 31, 2022, we had $120.5 million remaining under the 2020 ATM Agreement.

Preferred Stock

In August 2021, all of the 4,140 shares of Series B Preferred Stock were converted into 4,140,000 shares of common stock. As of March 31, 2022, there were no shares of Series B Preferred Stock outstanding.

Warrants

During the three months ended March 31, 2022, all of the 1,882,600 outstanding warrants as of December 31, 2021 were exercised or expired resulting in cash proceeds totaling $8.5 million. For the three months ended March 31, 2022, we recognized the decrease in the estimated fair value of warrant liability exercised or expired of $1.8 million as income in other income (expense) in our condensed consolidated statements of operations. For the three months ended March 31, 2021, we recognized the increase in the estimated fair value of warrant liability of $25.6 million as expense in other income (expense) in our condensed consolidated statements of operations.

11. Equity Plans and Stock-Based Compensation

As of March 31, 2022, the 2018 Equity Incentive Plan, as amended (“Amended 2018 EIP”), the Amended 2021 Inducement Plan and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans. Under the Amended 2018 EIP, the aggregate number of shares of our common stock that may be issued to employees and directors (subject to adjustment for certain changes in capitalization) is 22,517,869.

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of March 31, 2022, there were 785,592 shares of common stock reserved for issuance under the Amended 2018 EIP.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	10,399	$11.55	4.16	42,756
Options granted	1,793	12.70
Options exercised	(155)	7.24
Options cancelled:
Options forfeited (unvested)	(25)	9.40
Options expired (vested)	(38)	35.48
Balance as of March 31, 2022	11,974	$11.71	4.58	$20,270
Vested and expected to vest as of March 31, 2022	11,494	$11.70	4.31	$19,947
Exercisable as of March 31 2022	6,473	$12.48	3.09	$13,042

Restricted stock unit activity under our stock-based compensation plans during the three months ended March 31, 2022 was as follows (in thousands except per share amounts):

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2021	2,651	$8.30
Granted	1,761	12.65
Vested	(999)	8.25
Forfeited	(24)	11.49
Non-vested as of March 31, 2022	3,389	$10.56

We granted performance-based restricted stock unit (“PSU”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the three months ended March 31, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2021	237	$8.40
Granted	193	11.62
Vested	(237)	8.40
Non-vested as of March 31, 2022	193	$11.62

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

	Stock Options		Market-Based Performance Stock Unit (“PSUs”)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022
Weighted-average fair value per share	$8.05	$6.72	$11.62
Risk-free interest rate	1.9%	0.5%	1.7%
Expected life (in years)	4.5	4.5	2.9
Volatility	0.8	1.0	0.9

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$1,276	$872
Selling, general and administrative	5,427	3,144
Cost of sales - product	160	170
Inventory	783	537
Total	$7,646	$4,723

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures.

12. Income Taxes

We are subject to U.S. federal, state and foreign income taxes. We recorded no income tax provision and our effective tax rate was 0% for the three months ended March 31, 2022 and March 31, 2021, respectively. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of March 31, 2022, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the related Notes and Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and the European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including phase 1 clinical trials in Tdap and shingles, and a phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD").

In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S. and the European Union.

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. We received Marketing Authorization approval of HEPLISAV-B in February 2021 from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany.

All of our HEPLISAV-B sales are to certain wholesalers and specialty distributors in the U.S. whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. For the three months ended March 31, 2022, HEPLISAV-B product revenue, net was $20.8 million.

In January 2021, we entered into an agreement (the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant. In May 2021, we entered into the first amendment (the “Amendment”) to the CEPI Agreement. The CEPI Agreement, as amended, enables CEPI to direct the supply of CpG 1018 adjuvant to CEPI partner(s). In exchange for reserving CpG 1018 adjuvant, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan of up to $176.4 million. As of March 31, 2022, advance payments totaling $107.4 million and $0.4 million were recorded as CEPI accrual and deferred revenue, respectively in our condensed consolidated balance sheets.

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Bio E’s commercialization of its CORBEVAX vaccine. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. Bio E has received Emergency Use Authorization ("EUA") from the Drugs Controller General of India ("DCGI") for CORBEVAX for adults in December 2021, for adolescents aged 12 to less than 18 years of age in February 2022, and for use in children ages from 5 to 12 in April 2022.

In June 2021, we entered into an agreement (the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc. (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, SCB-2019. Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. Clover has reported it is in the process of submitting conditional regulatory approval applications for SCB-2019 utilizing Dynavax’s CpG 1018 adjuvant. Clover anticipates that its submissions are to be completed in mid-2022 for the China's National Medical Products Administration ("NMPA") and by the third quarter of 2022 for the World Health Organization ("WHO") and European Medicines Agency ("EMA").

In 2021, we entered into supply agreements with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, MVC-COV1901, for delivery throughout the life of the agreements. In August 2021, Medigen launched MVC-COV1901 after Medigen received Taiwan Emergency Use Authorization and approval for inclusion in Taiwan's COVID-19 vaccine immunization program. In February 2022, Medigen received Emergency Use Authorization for MVC-COV1901 from Paraguay’s National Directorate of Health Surveillance ("DINAVISA").

In the third quarter of 2020, we announced a commercial supply agreement (the “Valneva Supply Agreement”) with Valneva Scotland Limited (“Valneva”) to cover the supply of CpG 1018 adjuvant for its SARS-COV-2 vaccine candidate, VLA2001, in support of its supply agreement with the United Kingdom Government and subject to the terms of such agreement. In September 2021, Valneva received a termination notice from the United Kingdom Government in relation to such supply agreement. However, Valneva continues the clinical development of VLA2001 and the pivotal Phase 3 trial for VLA2001, COV-COMPARE, remains ongoing at Public Health England. In April 2022, Valneva announced that the Medicines and Healthcare products Regulatory Agency ("MHRA") of the United Kingdom has granted Conditional Marketing Authorization ("CMA") for VLA2001. Valneva also reported that it now expects a decision from Committee for Medicinal Products for Human Use ("CHMP") on its recommendation for potential conditional approval by the European Medicines Agency ("EMA") in the second quarter of 2022.

In October 2021, we and Valneva entered into a letter agreement (the “Valneva Amendment”) modifying certain deliverables of the Valneva Supply Agreement. Specifically, the Valneva Amendment modifies the original Valneva Supply Agreement as follows: (1) cancels certain purchase orders for CpG 1018 adjuvant previously issued under the original Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment; and (2) provides a future delivery schedule for commercial supply of CpG 1018 adjuvant through 2022. As of the date of the Valneva Amendment, we had received non-refundable advance payments of approximately $55.4 million associated with the cancelled purchase orders. As of March 31, 2022, approximately $55.4 million of advance payments remain recorded as deferred revenue and will be recognized as product revenue when we satisfy our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment.

For the three months ended March 31, 2022, CpG 1018 product revenue, net, was $91.5 million.

We expect to drive future innovation through our clinical pipeline and discovery efforts. Currently, we have four clinical development programs, and additional pre-clinical and clinical collaborations:

•
Tetanus, diphtheria, and acellular pertussis (“Tdap”) vaccine program: Interim adult data from the ongoing Phase 1 study evaluating a new Tdap vaccine candidate utilizing CpG 1018 adjuvant demonstrated it was safe and well tolerated with immunogenicity data supporting continued advancement. Adolescent data from the same trial is expected in the second half of 2022.
•
Shingles vaccine program: Topline data from an ongoing Phase 1 study evaluating the safety, tolerability, and immunogenicity in adults compared to Shingrix, the leading marketed shingles vaccine in the U.S., is anticipated by the end of 2022.
•
Plague vaccine Phase 2 study: In collaboration with, and funded by, the DoD, we plan to initiate a Phase 2 clinical trial in the second half of 2022.

In May 2021, we issued $225.5 million aggregate principal amount of 2.50% convertible senior notes due 2026 (the “Convertible Notes”) in a private placement. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under our previous loan agreement with CRG Servicing LLC ("Loan Agreement") and $27.2 million of the net proceeds to pay the costs of the Capped Calls (defined below).

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with one of the initial purchasers and other financial institutions, totaling $27.2 million (the “Capped Calls”). The Capped Calls have an initial strike price and an initial cap price of $10.47 per share and $15.80 per share, respectively, subject to certain adjustments under the terms of the Capped Calls. The Capped Calls are freestanding and are considered separately exercisable from the Convertible Notes. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

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

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. Due to the ongoing COVID-19 global pandemic, most medical centers began restricting access to their facilities and focused on providing care to only the most severely affected patients, beginning in March 2020. As states began phasing out restrictions in the middle of 2020, medical centers have been operating under limited capacity or with strict social distancing rules. There has been a significant reduction in the utilization of adult vaccines (other than COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B which has impacted sales of HEPLISAV-B. While adult hepatitis B vaccine utilization rates have continued to stay below pre-pandemic levels, we have been seeing a gradual recovery in such utilization above all-time lows, but still well below pre-pandemic levels. Moreover, HEPLISAV-B continues to gain market share in the U.S. hepatitis B adult vaccine market.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. To help protect the health and safety of our workforce, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. More recently we have downsized our office space and are embracing a flexible work environment where many employees will be allowed, but not necessarily required, to be remote permanently as restriction eventually lift. In the conduct of our business activities, we are also taking actions to help protect the safety of patients and healthcare professionals. In the early stages of the pandemic, our field-based personnel reduced in-person customer interactions in healthcare settings and primarily used electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact began conducting a greater proportion of their work from their homes and are facing additional demands on their time during the COVID-19 pandemic. While the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, impacted the effectiveness of our sales personnel, we have gradually moved back to in-person interactions in many cases. With the rise of new variants, and related precautions, however, our customers’ procurement activities and those of our collaborators continue to be impacted which could negatively affect our overall product sales. It is possible that we may have to limit in-person engagement again in the future.

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

The extent of the impact of the COVID-19 pandemic on our ability to generate sales and revenues, our regulatory efforts, our corporate development objectives and the value of, and market for, our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Because of the above and other factors, our results of operations may vary substantially from year to year, and from quarter to quarter, and as a result we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For additional information on the various current and future potential risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors, included herein.

We have actively pursued opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging CpG 1018 adjuvant, our toll-like receptor 9 (“TLR9”) agonist, which is also used in our HEPLISAV-B product. Since the first half of 2021, we announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines. To date, three of our collaborators have received emergency use authorizations for their COVID-19 vaccines, and we anticipate that another could be announced during 2022. We and our contract manufacturers have been developing and implementing plans to help scale-up activities to support pandemic-level of production of our CpG 1018 adjuvant, as necessary to support these and any future collaborations. There can be no assurance we will be successful in our efforts to help develop or supply adjuvanted COVID-19 vaccines or other vaccines over the long term.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. In doing so, we are required to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis

We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2022, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended		Increase from
	March 31,		2021 to 2022
Revenues:	2022	2021	$	%
HEPLISAV-B	$20,810	$8,303	$12,507	151%
CpG 1018	91,517	74,582	16,935	23%
Total product revenue, net	$112,327	$82,885	$29,442	36%
Other revenue	1,665	450	1,215	270%
Total revenues	$113,992	$83,335	$30,657	37%

HEPLISAV-B product revenue for the three months ended March 31, 2022 increased, compared to the same period in 2021, primarily due to higher volume driven by continued improvement in market share and utilization of adult vaccines.

The increase in CpG 1018 adjuvant product revenue for the three months ended March 31, 2022, compared to the same period in 2021, was due to an increase in sales volume as we entered into supply and collaboration agreements with major collaboration partners in the second and third quarter of 2021 and we continued to manufacture and ship CpG 1018 adjuvant pursuant to such supply and collaboration agreements.

Other revenue includes revenue from our agreement with the DoD and collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd. The increase in other revenue for the three months ended March 31, 2022, compared to the same period of 2021, was due to $1.6 million revenue recognized from our agreement with the DoD.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for pre-filled syringes (“PFS”) of HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

	Three Months Ended		Increase from
	March 31,		2021 to 2022
Cost of Sales - Product	2022	2021	$	%
HEPLISAV-B	$5,977	$2,745	$3,232	118%
CpG 1018	33,985	21,880	12,105	55%
Total cost of sales - product	$39,962	$24,625	$15,337	62%

For the three months ended March 31, 2022, HEPLISAV-B cost of sales-product increased, compared to the same period in 2021, primarily due to higher volume driven by continued improvement in market share and utilization of adult vaccines.

The increase in CpG 1018 adjuvant cost of sales-product for the three months ended March 31, 2022, compared to the same period in 2021, was due to an increase in sales volume as we entered into supply and collaboration agreements with major collaboration partners in the second and third quarter of 2021 and we continued to manufacture and ship CpG 1018 adjuvant pursuant to such supply and collaboration agreements.

Research and Development Expense

Research and development expenses are tracked on a program-by-program basis and consist primarily of costs incurred for the continued research and development of HEPLISAV-B and CpG 1018 adjuvant, clinical product candidates and preclinical studies, which include but are not limited to, compensation and related personnel costs (which include benefits, recruitment and travel costs), expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical studies and costs associated with our preclinical activities, development activities and regulatory operations. We do not allocate stock-based compensation or facility expenses to specific programs because these costs are deployed across multiple programs.

The following is a summary of our research and development expense (in thousands, except for percentages). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses:

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2021 to 2022
Program expenses:	2022	2021	$	%
HEPLISAV-B development	$1,239	$3,134	$(1,895)	(60)%
CpG 1018 adjuvant development	1,133	1,388	(255)	(18)%
Tetanus, diphtheria, and acellular pertussis	1,565	1,159	406	35%
Shingles	2,933	52	2,881	5540%
Plague (1)	752	-	752	NM
Other (2)	1,829	757	1,072	142%
Other research and development expenses:
Facility costs	368	396	(28)	(7)%
Non-cash stock-based compensation	1,276	872	404	46%
Total research and development	$11,095	$7,758	$3,337	43%

(1) In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's

rF1V vaccine. We are being fully reimbursed by the DoD for the costs of this study which is recorded in other revenue in our condensed consolidated statements of operations.

(2) Other research and development expenses includes approximately $0.9 million in final close-out costs associated with the divestment of our immuno-oncology portfolio in 2019.

NM = Not meaningful

Research and development expenses increased by $3.3 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to $5.1 million of continued investment in our product candidates with CpG 1018 adjuvant through pre-clinical and clinical collaborations and additional discovery efforts. We expect these costs to continue to increase for the remaining period of 2022 in line with the progression of our clinical trials through the year. This is offset by a $2.2 million decrease in HEPLISAV-B and CpG 1018 adjuvant development costs. HEPLISAV-B development costs for three months ended March 31, 2021 included activities associated with increasing production yields at our Düsseldorf manufacturing facility. CpG 1018 adjuvant development costs for the three months ended March 31, 2021 included CpG 1018 adjuvant production scale-up costs.

Non-cash stock-based compensation for the three months ended March 31, 2022 increased, compared to the same period in 2021, primarily due to higher headcount to support investment in our clinical vaccine programs.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2021 to 2022
Selling, General and Administrative:	2022	2021	$	%
Compensation and related personnel costs	$13,181	$9,204	$3,977	43%
Outside services	10,066	6,588	3,478	53%
Legal costs	708	486	222	46%
Facility costs	2,790	3,001	(211)	(7)%
Non-cash stock-based compensation	5,427	3,144	2,283	73%
Total selling, general and administrative	$32,172	$22,423	$9,749	43%

For the three months ended March 31, 2022, compensation and related personnel costs increased, as compared to the same period in 2021, due to higher headcount primarily due to the expansion of our field sales force in July 2021, increase in business travel as COVID-19 travel restrictions were easing and increase in recruiting expenses.

For the three months ended March 31, 2022, outside services increased, as compared to the same period in 2021 primarily due to an overall increase in sales and marketing activities.

The increase in non-cash stock-based compensation for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to higher headcount in connection with the expansion of our field sales force in July 2021.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2021 to 2022
	2022	2021	$	%
Interest income	$261	$47	$214	455%
Interest expense	$(1,680)	$(4,712)	$(3,032)	(64)%
Sublease income	$1,609	$2,022	$(413)	(20)%
Change in fair value of warrant liability	$1,801	$(25,552)	$27,353	107%
Other	$105	$557	$(452)	(81)%

Interest income for the three months ended March 31, 2022 increased, as compared to the same period in 2021, primarily due to higher yields on our marketable securities portfolio. Interest expense for the three months ended March 31, 2022 decreased, as compared to the same period in 2021, due to the repayment of our long-term debt in May 2021, replaced by the issuance of Convertible Notes in May 2021 at a lower effective interest rate. Sublease income for the three months ended March 31, 2022 included a common area credit for 2021 that we received from the landlord. The change in the fair value of warrant liability is primarily due to the decrease in our stock price from January 1, 2022 through the expiration date of the warrants on February 12, 2022. There were no warrants outstanding as of March 31, 2022. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Income Taxes

We recorded no income tax provision and our effective tax rate was 0% for the three months ended March 31, 2022 and March 31, 2021, respectively. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2022, we had $503.2 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of March 31, 2022, and anticipated revenues from HEPLISAV-B and CpG 1018, will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of March 31, 2022, advance payments totaling $107.4 million and $0.4 million were recorded as CEPI accrual and deferred revenue, respectively in our condensed consolidated balance sheets.

As of March 31, 2022, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $4.7 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

2022 versus 2021

During the three months ended March 31, 2022, we used $50.4 million of cash from our operations primarily due to our net income of $32.9 million, of which $9.1 million consisted of non-cash items which included stock-based compensation, change in fair value of warrant liability, non-cash interest expense, depreciation and amortization, amortization of right-of-use assets and accretion and amortization on marketable securities. By comparison, during the three months ended March 31, 2021, we generated $38.0 million of cash from our operations primarily due to our net income of $0.9 million, of which $32.7 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense and accretion and amortization on marketable securities. Cash used in our operations during the first three months of 2022 decreased by $88.5 million. For the three months ended March 31, 2022, we invested approximately $21.3 million in prepaid manufacturing. We expect prepaid manufacturing to be converted into CpG 1018 adjuvant inventory within the next twelve months. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2022 and 2021, net cash used in investing activities was $216.5 million and $22.6 million, respectively. During the first three months of 2022 and 2021, net purchases of marketable securities were $215.1 million and $20.9 million, respectively.

During the three months ended March 31, 2022 and 2021, net cash provided by financing activities was $10.3 million and $32.3 million, respectively. Cash provided by financing activities for the three months ended March 31, 2022 included net proceeds of $8.5 million from warrants exercised and $1.8 million proceeds from options exercised and employee stock purchase plan. Cash provided by financing activities for the first three months of 2021 primarily included net proceeds of $28.2 million from our 2020 At Market Sales Agreement with Cowen and Company, LLC ("2020 ATM Agreement") and $3.4 million from warrants exercised.

As of March 31, 2022, we had $120.5 million remaining pursuant to the 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2022, we recorded net income of $32.9 million. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

Contractual Obligations

As of March 31, 2022, our material non-cancelable purchase commitments, for the supply of HEPLISAV-B and CpG 1018 adjuvant totaled $158.8 million for the next 12 months.

There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.

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

(b) Changes in internal controls

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations. We are not currently aware of any material legal proceedings involving the Company.

ITEM 1A. RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements concerning the direct and indirect impact of the ongoing COVID-19 pandemic on our business, our future efforts to obtain regulatory approval, advance our collaborations, manufacture and commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission on February 28, 2022.

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

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive actions to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We implemented measures to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. Our field-based personnel previously paused in-person customer interactions in healthcare settings and generally used electronic communication, such as emails, phone calls and video conferences. We may be required to do again so in the future. Many healthcare and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. The different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, our customers’ procurement activities, as well as those of our collaborators, which could negatively affect our product sales.

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

Our business and operations have been, and may continue to be, adversely affected by the evolving and ongoing COVID-19 global pandemic.*

Our business has been, and may continue to be, adversely affected by the effects of the ongoing COVID-19 pandemic and its variants. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite.

The COVID-19 pandemic, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. The principal purchasers of HEPLISAV-B, including independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies, have all curtailed their day-to-day activities to some extent and at times have ceased allowing or significantly reduced access to their facilities for non-COVID-19 related business. Thus, our field sales and medical science employees are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. The different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, our customers’ procurement activities, as well as those of our collaborators.

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

The COVID-19 pandemic continues to rapidly evolve, and new variants of the virus continue to emerge. While some vaccines have been approved, it is not clear whether, which, or to what extent these vaccines will protect against current or future variants of the virus. The extent to which the COVID-19 pandemic impacts our business, our future sales of HEPLISAV-B, sales of CpG 1018 adjuvant and our total revenue will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak including current and future variants, travel restrictions, quarantines, social distancing requirements and business closures in the United States and elsewhere, business disruptions and the effectiveness of actions taken in the U.S. and elsewhere to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these impacts could continue to adversely impact our business, financial condition, results of operations and growth prospects.

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

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.*

A substantial portion of our revenue for the foreseeable future may depend on sales of CpG 1018 adjuvant, which are difficult to predict. For example, as of March 31, 2022, we received advanced payments from certain of our customers to purchase specified quantities of CpG 1018 adjuvant which were recorded as deferred revenue until we deliver the adjuvant and meet all criteria to recognize revenue. In accordance with our stated revenue policy, we expect to record revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. The occurrence and timing of such transfer of control can be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. We expect that our visibility into future revenue relating to sales of CpG 1018 adjuvant, including volumes, prices and timing, will continue to be limited and could result in significant, unexpected fluctuations in our quarterly and annual operating results.

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the three months ended March 31, 2022, sales of CpG 1018 accounted for 80% of our overall revenue, and one CpG 1018 customer accounted for 59% of our revenue. If orders from our top customers or the number of CpG 1018 collaborations are reduced or discontinued, or orders or payments are delayed, our revenue and/or cash flow in future periods may materially decrease or deviate from stated expectations. As our CpG 1018 customers rely on government orders and payments for their approved vaccines, delays in government funding or budget approval processes can exacerbate these issues. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Similarly, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our products and our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our products or product candidates in commercial quantities. With respect to HEPLISAV-B, we use a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to manufacture or have manufactured sufficient supply in this presentation.*

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B surface antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. The FDA approved our pre-filled presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation and rely on a contract manufacturer to do so. Our contract manufacturer is the only approved provider that we have, and there can be no assurance that we or they can successfully manufacture sufficient quantities of pre-filled syringes in compliance with good manufacturing practice ("GMP") in order to meet market demand, whether because of our supplier’s own operations, operations of its sub-suppliers, issues with downstream supply chains or otherwise. If our contract manufacturer is unable to source components needed to complete fill and finish of our pre-filled syringes, we may be required to identify a second source which would have associated costs and regulatory requirements. If we are unable to do all this, on a timely basis or at all, our HEPLISAV-B sales could be materially and adversely impacted.

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

We have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop vaccines for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant or otherwise are inadequate, we may be unable to realize recurring commercial benefit from the development of any vaccines containing CpG 1018 adjuvant.*

As part of our business, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations and partnerships. Current collaborations are focused on adjuvanted vaccines for COVID-19, plague, Tdap, seasonal influenza, universal influenza and shingles. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing vaccine development, the results of clinical trials, whether a vaccine will be approved for use, the extent of competition, government actions and whether a vaccine can be successfully manufactured and commercialized. As a result, these collaborative efforts may not be as successful as we expect, or at all.

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. Our collaborators may not purchase as much adjuvant as we anticipate, and they may delay placing orders or delay taking certain deliveries under certain circumstances which can affect our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of March 31, 2022, only three of our collaborators have received emergency use authorization from an applicable regulatory authority for any vaccine for COVID-19 containing our adjuvant and none had received a full approval. We have historically relied on a single supplier to produce our CpG 1018 adjuvant, and only recently have qualified an alternate supplier to produce the adjuvant with whom we have a limited operating relationship. If we were unable to maintain our existing suppliers for the adjuvant, we would have to establish and maintain an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines by our third-party collaborators. We or other third parties may not be able to produce sufficient adjuvant at a cost, quantity and quality similar to that available from our current third-party suppliers, or at all, and even if we are successful in adding an additional supplier, there is no guarantee such supplier will be able to manufacture compliant supplemental quantities sufficient to support commercial demand, to the extent it materializes, and in the timeframes required.

Our adjuvant has no composition of matter patent protection. We have filed patent applications claiming compositions and methods of use of CpG 1018 adjuvant for COVID-19 and other vaccines, some of which are co-owned with various collaborators. Such patent applications may or may not be allowed, granted or issued. In addition, we rely on trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018 adjuvant. If we are unable to adequately obtain, protect or enforce our proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we may not have the ability to prevent others from developing or commercializing a vaccine containing the adjuvant. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators.

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

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction. This study was initiated in August 2018, concluded in November 2020 and the final study report has been submitted to the FDA. We are also committed to conducting an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis; and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct and/or complete these studies to the satisfaction of the FDA could result in withdrawal of our biologics license application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or expose additional safety concerns that may result in product liability and withdrawal of the product from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Similar post-marketing obligations and commitments exist in the European Union. For example, we are required to submit periodic safety update reports to the EMA and to keep an up to date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPLISAV-B. Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements in the United States and the European Union. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”), good clinical practices (“GCP”), International Conference on Harmonization guidelines, and good laboratory practices (“GLP”). If we are not able to meet and maintain regulatory compliance, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.

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

We are also in competition with companies developing vaccines and vaccine adjuvants, generally including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Novartis International AG, Agenus, Inc., Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson and VBI. We will likely compete with several of these companies in the hepatitis space, Tdap space, shingles space and other spaces occupied by any other product candidates we ultimately choose to advance through our pipeline in the future.

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

Despite recent profitability, we have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant, and if we are unable to sustain profitability, the market value of our common stock will likely decline.*

We have generated limited revenue from the sale of products and, prior to January 1, 2021, have incurred losses in each year since we commenced operations in 1996. Our net income for the year ended December 31, 2021 was $76.7 million compared to net loss of $75.2 million for the year ended December 31, 2020. Our net income for the three months ended March 31, 2022 was $32.9 million compared to net income of $0.9 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $1.2 billion.

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

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.*

As of March 31, 2022, we had $503.2 million in cash, cash equivalents and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2022, we recorded a net income of $32.9 million. As of March 31, 2022, we had an accumulated deficit of $1.2 billion. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets outside of the U.S. and Europe. Developing, seeking regulatory approval for and marketing our product candidates outside of the U.S. and Europe could impose substantial costs, as well as burdens on our personnel resources, in addition to potential diversion of management’s attention from domestic operations. International operations are subject to risk, including:

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

HEPLISAV-B and most of our earlier stage programs rely on oligonucleotide TLR agonists. In the event of serious adverse event data relating to TLR agonists, we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.

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

It remains unclear how various state, federal, and international privacy and cybersecurity law will affect our business. For example, we don’t know how the California Consumer Privacy Act of 2018 ("CCPA") will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.

Internationally, the General Data Protection Regulation (“GDPR”) requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition. Also, mechanisms for legally transferring information under the GDPR remain unclear. At present, there are few if any viable alternatives to the standard contractual clauses so future developments may necessitate further expenditures on local infrastructure, changes to internal business processes, or may otherwise affect or restrict sales and operations.

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may have an adverse effect on our operations and business.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There have been executive, legal and political challenges to certain aspects of ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare reform measures will impact the ACA and our business.

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

In September of 2021, we entered into an agreement with the U.S. Department of Defense ("DoD") relating to the conduct of a clinical trial in connection with the development of an improved plague vaccine. In connection with this agreement, we became subject to new administrative and control requirements, including certain reporting obligations as well as a requirement to develop, implement and maintain an International Traffic in Arms Regulations ("ITAR") compliance program, among other things. Further, if our efforts result in an improved plague vaccine and we enter into a supply agreement for finished plague vaccines with the DoD, we expect that such a supply contract would impose additional administrative, control, compliance and other obligations. We have limited experience developing and administering such programs. Development and maintenance of such programs can be burdensome and costly and there can be no guarantee that we will be able to maintain compliance with all of the terms of such an agreement. Failure to comply with these requirements could have a significant reputational or financial impact on our business and on our stock price.

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

Risks Related to our Intellectual Property

If third parties successfully assert that we have infringed their patents and proprietary rights or challenge our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming and delay or prevent development or commercialization of our product candidates.*

We may be exposed to future litigation or other dispute by third parties based on claims that our products, product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the ownership, scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. From time to time we have been, and in the future may become, involved in various administrative proceedings related to our intellectual property which can cause us to incur certain legal expenses. If we become involved in any litigation and/or other significant proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.

If we or our collaborators are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against our products, for example, as may arise in connection with the commercialization of HEPLISAV-B or any similar or other product candidate, we or our collaborator could be required to pay substantial damages or be unable to commercialize our product candidates or use our proprietary technologies without a license from such third party. A license may require the payment of substantial fees or royalties, require a grant of a cross-license to our intellectual property or technologies or may not be available on acceptable terms, if at all. Any of these outcomes could require us to change our business strategy and could materially impact our business, operations or financial condition.

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

We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents for a commercially sufficient term or are otherwise effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. However, in certain cases such protection may be limited, depending in part on existing patents held by third parties, or other disclosures which impact patentability, which may only allow us to obtain relatively narrow patent protection, if any at all. In the U.S., legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved.

For example, our HEPLISAV-B and CpG 1018 adjuvant have no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by method of use patent claims relating to HEPLISAV-B and the use of CpG 1018 in vaccines, and trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to HEPLISAV-B and CpG 1018. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that are projected to expire in 2032. We have filed patent applications claiming compositions and methods of use of CpG 1018 for COVID-19 and other vaccines, but we cannot provide any assurances that we will receive an issued patent for any of these patent applications or that, if issued, any of these patents will provide adequate protection for any intended use of CpG 1018 in vaccines. In addition, we are or may be subject to co-ownership of the underlying intellectual property with our collaborators and, therefore, may not be the sole owner. If we are unable to adequately obtain patent protection or enforce our other proprietary rights relating to CpG 1018, we may be unable to realize any recurring commercial benefit from the development of a vaccine containing CpG 1018, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018.

The biopharmaceutical patent environment outside the U.S. is also uncertain. We may be particularly affected by this uncertainty since several of our product candidates or our collaborators’ vaccine candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection, if any at all. For example, while many countries such as the U.S. permit method of use patents or patent claims relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving, or may prohibit certain activities, and may be unfavorably interpreted to prevent us from successfully prosecuting some or all of our pending patent applications relating to the use of CpG 1018. There are some countries that currently do not allow such method of use patents or patent claims, or that significantly limit the types of uses, claims or subject matter that are patentable.

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•
we may not receive an issued patent for any of our patent applications or for any patent applications that we may have exclusively licensed, now or in the future;
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
•
other parties may design around technologies we have licensed, patented or developed; and
•
pending patent applications or issued patents may be challenged by third parties in litigation or other proceedings, such as inter partes reviews, pre- and post-grant oppositions, reexaminations, derivation proceedings and and post-grant review, in the U.S or abroad.

We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We cannot be certain that we will be able to protect our trade secrets or other proprietary know-how adequately. Any disclosure of confidential data in the public domain or to third parties could allow our competitors to learn our trade secrets. If we are unable to adequately obtain or enforce proprietary rights, we may be unable to commercialize or continue to commercialize our products, enter into or maintain collaborations, generate revenues or maintain any advantage we may have with respect to existing or potential competitors.

We have in the past, and may in the future, rely on licenses to intellectual property from third parties. Impairment of these licenses or our inability to obtain or maintain them could severely harm our business.

Our current or future research and development efforts may depend in part upon our license arrangements for certain intellectual property owned by or co-owned with third parties. Our dependence on these licenses could subject us to numerous risks, such as disputes regarding the use of the licensed intellectual property and the creation and ownership of new discoveries under such license agreements. In addition, these license arrangements could require us to make timely payments to maintain our licenses and typically contain diligence or milestone-based termination provisions. Our failure to meet any obligations pursuant to such agreements could allow licensors to terminate our agreements or undertake other remedies such as converting exclusive to non-exclusive licenses if we are unable to cure or obtain waivers for such failures or amend such agreements on terms acceptable to us or at all. In addition, license agreements may be terminated or may expire by their terms, and we may not be able to maintain the exclusivity of these licenses or any rights to the underlying intellectual property. If we cannot obtain and maintain licenses that are advantageous or necessary to the development or the commercialization of our products or product candidates, we may be required to expend significant time and resources to develop or license similar technology or to find other alternatives to maintaining the competitive position of our products or product candidates. If such alternatives are not available to us in a timely manner or on acceptable terms, we may be unable to develop or commercialize certain of our products or product candidates. In the absence of a current license, we may be required to redesign our technology so it does not infringe a third-party’s intellectual property (including patents), which may not be possible or could require substantial funds and time.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of March 31, 2022, we had $120.5 million remaining under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*

From January 1, through March 31, 2022, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*

From January 1, through March 31, 2022, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

In connection with the issuance of the Convertible Notes, we have entered into capped call transactions with the option counterparties totaling $27.2 million (the "Capped Calls"). The Capped Calls cover, subject to customary adjustments under the terms of the Capped Calls, the number of shares of common stock that initially underlie the Capped Calls. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

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

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
4.4	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.5	Form of Global Note, representing Dynavax Technologies Corporation’s 2.5% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1	Lease Agreement dated March 15, 2022 by and between the Company and SPUS8 2100 Powell, L.P.					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract, compensatory plan or arrangement.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 5, 2022	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2022	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller, Chief Accounting Officer
(Principal Accounting Officer)