Form 10-Q
period 2022-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2022-08-04
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-34207

Dynavax Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0728374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Powell Street, Suite 720

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

As of August 1, 2022, the registrant had outstanding 126,473,586 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate for COVID-19 that stem from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 to meet potential future demand in connection with new vaccines, including COVID-19 vaccines, our ability to advance our other product candidates, such as our Tdap, shingles and plague programs, and to otherwise develop and expand our clinical research pipeline, meet regulatory requirements, including post-marketing obligations and commitments, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described herein as part of your evaluation of an investment in our securities:

•
HEPLISAV-B has been approved and launched in the United States and Germany, and approved more broadly in the European Union, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$249,091	$436,189
Marketable securities available-for-sale	269,078	109,761
Accounts receivables, net	172,270	116,216
Other receivables	1,972	15,600
Inventories, net	73,979	61,335
Prepaid manufacturing	54,477	159,655
Prepaid expenses and other current assets	134,538	73,764
Total current assets	955,405	972,520
Property and equipment, net	36,286	35,020
Operating lease right-of-use assets	25,785	25,964
Goodwill	1,958	2,125
Restricted cash	202	219
Other assets	3,363	3,398
Total assets	$1,022,999	$1,039,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,959	$2,600
Accrued research and development	3,678	4,688
CEPI accrual (Note 6)	107,370	128,848
Accrued liabilities	34,146	49,796
Warrant liability	-	18,016
Deferred revenue	191,998	349,864
Other current liabilities	3,047	2,590
Total current liabilities	345,198	556,402
Convertible Notes, net of debt discount of $4,470 and $5,010 at June 30, 2022 and December 31, 2021, respectively	221,030	220,490
Long-term portion of lease liabilities	33,677	34,316
Other long-term liabilities	295	5,664
Total liabilities	600,200	816,872
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock: $0.001 par value; 278,000 shares authorized at June 30, 2022 and December 31, 2021; 126,439 shares and 122,945 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	126	123
Additional paid-in capital	1,484,970	1,441,868
Accumulated other comprehensive loss	(6,560)	(2,266)
Accumulated deficit	(1,055,737)	(1,217,351)
Total stockholders’ equity	422,799	222,374
Total liabilities and stockholders’ equity	$1,022,999	$1,039,246

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$255,320	$52,677	$367,647	$135,562
Other revenue	1,144	90	2,809	540
Total revenues	256,464	52,767	370,456	136,102
Operating expenses:
Cost of sales - product	83,369	14,845	123,331	39,470
Research and development	9,689	7,167	20,784	14,925
Selling, general and administrative	36,179	21,583	68,351	44,006
Gain on sale of assets (Note 5)	(1,000)	-	(1,000)	-
Total operating expenses	128,237	43,595	211,466	98,401
Income from operations	128,227	9,172	158,990	37,701
Other income (expense):
Interest income	765	48	1,026	95
Interest expense	(1,683)	(3,109)	(3,363)	(7,821)
Sublease income	2,025	1,670	3,634	3,692
Loss on debt extinguishment	-	(5,232)	-	(5,232)
Change in fair value of warrant liability (Note 10)	-	2,097	1,801	(23,455)
Other	40	(173)	145	384
Net income before income taxes	129,374	4,473	162,233	5,364
Provision for income taxes	(619)	-	(619)	-
Net income	$128,755	$4,473	$161,614	$5,364
Net income per share attributable to common stockholders:
Basic	$1.02	$0.04	$1.29	$0.04
Diluted	$0.87	$0.02	$1.08	$0.04
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	126,347	114,629	125,456	113,339
Diluted	149,905	118,830	149,821	114,978

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$128,755	$4,473	$161,614	$5,364
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities available- for-sale	(629)	38	(1,901)	29
Foreign currency translation adjustments	(1,768)	375	(2,393)	(1,015)
Total other comprehensive income (loss)	(2,397)	413	(4,294)	(986)
Total comprehensive income	$126,358	$4,886	$157,320	$4,378

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended June 30, 2022	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at March 31, 2022	126,297	$126	-	$-	$1,476,013	$(4,163)	$(1,184,492)	$287,484
Issuance of common stock upon exercise of stock options and/or release of restricted stock awards, net	142	-	-	-	1,028	-	-	1,028
Stock compensation expense	-	-	-	-	7,929	-	-	7,929
Total other comprehensive loss	-	-	-	-	-	(2,397)	-	(2,397)
Net income	-	-	-	-	-	-	128,755	128,755
Balances at June 30, 2022	126,439	$126	$-	$-	$1,484,970	$(6,560)	$(1,055,737)	$422,799

Six Months Ended June 30, 2022
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Issuance of common stock upon exercise of stock options and/or release of restricted stock awards, net	1,533	1	-	-	2,149	-	-	2,150
Issuance of common stock under Employee Stock Purchase Plan	82	-	-	-	710	-	-	710
Stock compensation expense	-	-	-	-	15,575	-	-	15,575
Total other comprehensive loss	-	-	-	-	-	(4,294)	-	(4,294)
Net income	-	-	-	-	-	-	161,614	161,614
Balances at June 30, 2022	126,439	$126	$-	$-	$1,484,970	$(6,560)	$(1,055,737)	$422,799

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended June 30, 2021	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at March 31, 2021	114,563	$114	4	$-	$1,393,947	$(1,126)	$(1,293,173)	$99,762
Issuance of common stock upon exercise of stock options and restricted stock awards, net	193	-	-	-	948	-	-	948
Purchase of capped call options related to issuance of Convertible Notes (Note 7)	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	5,024	-	-	5,024
Total other comprehensive income	-	-	-	-	-	413	-	413
Net income	-	-	-	-	-	-	4,473	4,473
Balances at June 30, 2021	114,756	$114	$4	$-	$1,372,679	$(713)	$(1,288,700)	$83,380

Six Months Ended June 30, 2021
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Exercise of warrants	750	1	-	-	7,927	-	-	7,928
Issuance of common stock upon exercise of stock options and restricted stock awards, net	833	-	-	-	1,335	-	-	1,335
Issuance of common stock under Employee Stock Purchase Plan	104	-	-	-	383	-	-	383
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	2,879	3	-	-	28,153	-	-	28,156
Purchase of capped call options related to issuance of Convertible Notes (see Note 7)	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	9,747	-	-	9,747
Total other comprehensive loss	-	-	-	-	-	(986)	-	(986)
Net income	-	-	-	-	-	-	5,364	5,364
Balances at June 30, 2021	114,756	$114	$4	$-	$1,372,679	$(713)	$(1,288,700)	$83,380

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	161,614	5,364
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,085	2,202
Amortization of right-of-use assets and loss on disposal of property and equipment	1,644	1,326
(Accretion of discounts) amortization of premium on marketable securities	(498)	369
Loss on debt extinguishment	-	5,232
Change in fair value of warrant liability	(1,801)	23,455
Stock compensation expense	15,575	9,747
Non-cash interest expense	540	2,806
Gain on sale of assets (Note 5)	(1,000)	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(42,426)	(83,239)
Inventories, net	(12,644)	(22,762)
Prepaid manufacturing	105,178	(6,875)
Prepaid expenses and other current assets	(60,774)	(247)
Other assets	35	(265)
Accounts payable	2,319	7,209
CEPI accrual (Note 6)	(21,478)	-
Lease liabilities	(1,678)	(1,554)
Deferred revenue	(157,866)	91,345
Long-term deferred revenue	-	106,950
Accrued liabilities and other liabilities	(22,617)	7,757
Net cash (used in) provided by operating activities	(33,792)	148,820
Investing activities
Purchases of marketable securities	(313,660)	(164,928)
Proceeds from maturities and redemptions of marketable securities	152,950	81,355
Purchases of property and equipment, net	(4,271)	(2,812)
Proceeds from sale of assets	1,000	-
Net cash used in investing activities	(163,981)	(86,385)
Financing activities
Proceeds from issuance of common stock, net	-	28,156
Proceeds from issuance of Convertible Notes, net	-	219,822
Purchases of capped call options	-	(27,240)
Repayment of long-term debt	-	(190,194)
Proceeds from warrants exercises	8,455	3,376
Proceeds from exercise of stock options and release of restricted stock awards, net	2,150	1,335
Proceeds from Employee Stock Purchase Plan	710	383
Net cash provided by financing activities	11,315	35,638
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(657)	(546)
Net (decrease) increase in cash, cash equivalents and restricted cash	(187,115)	97,527
Cash, cash equivalents and restricted cash at beginning of period	436,408	32,310
Cash, cash equivalents and restricted cash at end of period	249,293	129,837
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	509	-
Cash paid during the period for interest	2,819	2,053
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	1,214	2,131
Right-of-use assets obtained in exchange of lease liabilities	1,767	-

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and the European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018®, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including phase 1 clinical trials in Tdap and shingles, and a phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD").

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

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Dynavax GmbH located in Düsseldorf, Germany, Dynavax India LLP in India and a branch of Dynavax registered in Italy. All significant intercompany accounts and transactions among these entities have been eliminated from the condensed consolidated financial statements. We operate in one business segment: discovery, development and commercialization of novel vaccines.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. We evaluate our estimates of variable considerations including, but not limited to, product returns, chargebacks and rebates, periodically or when there is an event or change in circumstances that may indicate that our estimates may change. For the three and six months ended June 30, 2022, we recorded an adjustment resulting in $0.7 million increase in HEPLISAV-B net product revenue. For the three and six months ended June 30, 2021, there were no material adjustments to these estimates recognized.

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

In the second quarter of 2022, we entered into a bill and hold arrangement. When we entered into this arrangement, we determined if the customer obtained control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether we were unable to utilize the product or direct it to another customer.

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

Inventories, net

HEPLISAV-B Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out ("FIFO") basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three and six months ended June 30, 2022 and 2021, there were no inventory reserves recognized.

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

CpG 1018 Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a FIFO basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three and six months ended June 30, 2022 and 2021, there were no inventory reserves recognized.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three and six months ended June 30, 2022.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets
Money market funds	$211,632	$-	$-	$211,632
U.S. treasuries	-	62,891	-	62,891
U.S. government agency securities	-	1,748	-	1,748
Corporate debt securities	-	227,907	-	227,907
Total assets	$211,632	$292,546	$-	$504,178

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets
Money market funds	$429,194	$-	$-	$429,194
U.S. treasuries	-	4,004	-	4,004
U.S. government agency securities	-	26,548	-	26,548
Corporate debt securities	-	79,209	-	79,209
Total assets	$429,194	$109,761	$-	$538,955
Liabilities
Warrant liability	$-	$-	$18,016	$18,016

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

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value (see Note 10). As of June 30, 2022, all 1,882,600 of the outstanding warrants as of December 31, 2021 have been exercised or expired.

The following table provides a summary of changes in the fair value warrant liability for the six months ended June 30, 2022 (in thousands):

Balance at December 31, 2021	$18,016
Decrease in fair value of warrants exercised and/or expired	(1,801)
Warrants exercised and/or expired	(16,215)
Balance at June 30, 2022	$-

Convertible Notes

As of June 30, 2022, the fair value of the Convertible Notes was $337.3 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy (see Note 7).

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$249,091	$436,189	$129,608	$32,073
Restricted cash	202	219	229	237
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$249,293	$436,408	$129,837	$32,310

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases (see Note 5).

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2022
Cash and cash equivalents:
Cash	$13,991	$-	$-	$13,991
Money market funds	211,632	-	-	211,632
Corporate debt securities	23,478	-	(10)	23,468
Total cash and cash equivalents	249,101	-	(10)	249,091
Marketable securities available-for-sale:
U.S. treasuries	63,190	-	(299)	62,891
U.S. government agency securities	1,750	-	(2)	1,748
Corporate debt securities	206,028	-	(1,589)	204,439
Total marketable securities available-for-sale	270,968	-	(1,890)	269,078
Total cash, cash equivalents and marketable securities	$520,069	$-	$(1,900)	$518,169
December 31, 2021
Cash and cash equivalents:
Cash	$6,995	$-	$-	$6,995
Money market funds	429,194	-	-	429,194
Total cash and cash equivalents	436,189	-	-	436,189
Marketable securities available-for-sale:
U.S. treasuries	4,005	-	(1)	4,004
U.S. government agency securities	26,555	-	(7)	26,548
Corporate debt securities	79,200	9	-	79,209
Total marketable securities available-for-sale	109,760	9	(8)	109,761
Total cash, cash equivalents and marketable securities	$545,949	$9	$(8)	$545,950

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$270,968	$269,078
Mature after one year through two years	-	-
	$270,968	$269,078

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
•
the type of investments made.

There were no realized gains or losses from the sale of marketable securities during the three and six months ended June 30, 2022 and 2021. Investments with unrealized losses longer than 12 months were insignificant as of June 30, 2022. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. As such, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$32,789	$26,637
Work-in-process	18,189	14,748
Finished goods	23,001	19,950
Total	$73,979	$61,335

As of June 30, 2022 and December 31, 2021, included in finished goods inventory was $11.4 million and $18.6 million of HEPLISAV-B inventory, respectively. The remaining balance in finished goods inventory was CpG 1018 adjuvant for our collaboration partners.

We recorded prepaid manufacturing costs related to prepayments made to third-party manufacturers of CpG 1018 adjuvant, of $54.5 million and $159.7 million as of June 30, 2022 and December 31, 2021, respectively. We expect these costs to be converted into inventory within the next twelve months.

5. Commitments and Contingencies

Leases

We lease our facilities in Emeryville, California and Düsseldorf, Germany.

In July 2019, we entered into a sublease for office space located at 2100 Powell Street, Suite 900, Emeryville, California (the “Powell Street Sublease”) for our corporate headquarters. Under the terms of the Powell Street Sublease, we leased 23,976 square feet at the rate of $3.90 per square foot, paid on a monthly basis. We were also responsible for certain operating expenses and taxes throughout the life of the Powell Street Sublease. The Powell Street Sublease expired on June 30, 2022. There was no option to extend the sublease term.

In March 2022, we entered into a lease agreement (“Powell Street Lease”) for office space located at 2100 Powell Street, Suite 720, Emeryville, California to replace the Powell Street Sublease which expired on June 30, 2022. The Powell Street Lease commenced on June 1, 2022 ("Powell Street Commencement Date"). Under the Powell Street Lease, we are leasing 8,053 square feet at the rate of $4.65 per square foot, paid on a monthly basis. The first two monthly rent payments following the Powell Street Commencement Date will be abated. Rent is subject to scheduled annual increases, and we are responsible for certain operating expenses and taxes throughout the life of the Powell Street Lease. The Powell Street Lease will continue until July 31, 2025. There is no option to extend the lease term.

In September 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Horton Street Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we have received tenant improvement allowance totaling $8.1 million through June 30, 2022. The Horton Street Master Lease has an initial term of 12 years, following the Horton Street Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our June 30, 2022 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease. Lease expense related to the Horton Street Master Lease is included in operating expense in our condensed consolidated statements of operations.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Horton Street Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Horton Street Subtenant has no option to extend the sublease term. Sublease income for the three and six months ended June 30, 2022 were $2.0 million and $3.6 million, respectively. For the three and six months ended June 30, 2021, we recognized sublease income of $1.7 million and $3.7 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations.

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

Our lease expense comprises of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$1,867	$1,570	$3,474	$3,130

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2022 and 2021 was $3.5 million and $3.4 million, respectively, and was included in change in lease liabilities in our condensed consolidated statements of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,039	$2,577
Long-term portion of lease liabilities	33,677	34,316
Total operating lease liabilities	$36,716	$36,893

As of June 30, 2022, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2022 (remaining)	$2,709	$3,195
2023	5,518	6,512
2024	5,684	6,646
2025	5,854	6,123
2026	6,030	5,861
Thereafter	27,712	27,161
Total	$53,507	55,498
Less:
Present value adjustment		(18,782)
Total		$36,716

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term	8.25 years	9.1 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of June 30, 2022, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and CpG 1018, totaled $115.7 million.

As of June 30, 2022, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $4.5 million (see Note 7). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through June 30, 2022 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2022.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021 and May 2022, we received $1.0 million from TriSalus because it met a pre-commercialization milestone. We recorded the proceeds as gain on sale of assets in our condensed consolidated statements of operations in the third quarter of 2021 and second quarter of 2022. We paid Holdings $0.5 million in each of September 2021 and May 2022. We included the payments in selling, general and administrative expenses in our condensed consolidated statements of operations in the third quarter of 2021 and second quarter of 2022. No liability has been recorded under this agreement as of June 30, 2022.

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

Through June 30, 2022, we have received Advance Payments totaling approximately $175.1 million pursuant to the CEPI Agreement, as amended. Advance payments totaling $107.4 million and $128.8 million were recorded as CEPI accrual in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. There was no deferred revenue balance related to the CEPI Agreement as of June 30, 2022. As of December 31, 2021, deferred revenue totaling $5.4 million were recorded as other long-term liabilities in our condensed consolidated balance sheets. There was no CEPI receivable balance recorded as of June 30, 2022. As of December 31, 2021, we recorded $14.6 million in CEPI receivable which is included in other receivables in our condensed consolidated balance sheets.

Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc.

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Hong Kong Inc. (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. The terms and conditions of the Clover Supply Agreement are through December 2022.

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

As of June 30, 2022 and December 31, 2021, our contract asset balance of $71.3 million and $62.5 million, respectively was included in other current assets in our condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, we recorded accounts receivable balance of $19.2 million and $2.1 million from Clover, respectively. As of June 30, 2022 and December 31, 2021, we recognized approximately $138.7 million and $191.1 million, respectively, in deferred revenue for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement, as amended. There was no deferred revenue recognized for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Clover under the CEPI Agreement, as amended. For the three and six months ended June 30, 2022, we recognized CpG 1018 product revenue, net of $91.3 million and $113.6 million, respectively. There was no product revenue recognized under the Clover Supply Agreement for the three and six months ended June 30, 2021.

Biological E. Limited

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. The terms and conditions of the Bio E Supply Agreement are through December 2022.

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

As of June 30, 2022 and December 31, 2021, we recorded accounts receivable balance of $95.6 million and $96.1 million from Bio E, respectively. As of June 30, 2022 and December 31, 2021, we recognized approximately $47.7 million and $103.3 million, respectively, in deferred revenue for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement, as amended. There was no deferred revenue recognized for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Bio E under the CEPI Agreement, as amended. For the three and six months ended June 30, 2022, we recognized CpG 1018 adjuvant net product revenue of $51.0 million and $118.3 million, respectively from Bio E. There was no product revenue recognized under the Bio E Supply Agreement for the three and six months ended June 30, 2021.

PT Bio Farma (Persero)

In May 2022, we entered into a commercial supply agreement (the “Bio Farma Supply Agreement”) with PT Bio Farma (Persero) (“Bio Farma”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Bio Farma’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant (“Bio Farma Product”), for delivery in the second quarter and third quarter of 2022. The Bio Farma Supply Agreement also provides terms for Bio Farma to order additional quantities of CpG 1018 adjuvant for delivery throughout the life of the agreement. The terms and conditions of the Bio Farma Supply Agreement are through May 2023.

Pricing for CpG 1018 adjuvant is variable depending on the destination where Bio Farma ultimately sells Bio Farma Product to. Pursuant to the Bio Farma Supply Agreement, our initial invoicing will be at the lowest price tier, with a true-up mechanism to issue additional invoice for the difference between the initial invoice price and the higher tiered price, if any. In addition, if the net selling price of such Bio Farma Product exceeds a threshold specified in the Bio Farma Supply Agreement, we are entitled to a royalty calculated as a percentage of the excess portion of such net selling price. Bio Farma is obligated to pay a specified percentage of the purchase price, as set forth in a purchase order submitted by Bio Farma, upon our acceptance of such purchase order, and the remainder of the purchase price upon the delivery of such CpG 1018 adjuvant.

We recognize revenue at the lowest price tier upon transfer of control of CpG 1018 adjuvant to Bio Farma. The potential true-up amount and royalties are considered constrained. There is no significant financing component, as the timing between shipment and payment is expected to be within twelve months. Payments received or invoices issued before we transfer control of CpG 1018 adjuvant are recorded as deferred revenue.

As of June 30, 2022, we recorded accounts receivable balance of $17.9 million from Bio Farma. As of June 30, 2022, we recognized approximately $5.5 million in deferred revenue for a portion of Bio Farma’s binding commitment to purchase CpG 1018 adjuvant. For the three and six months ended June 30, 2022, we recognized CpG 1018 adjuvant net product revenue from Bio Farma of $12.3 million and $14.3 million, respectively.

Medigen Vaccine Biologics

In February 2021, we entered into a Supply Agreement (“Medigen Supply Agreement”) with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine for delivery in the first and second quarters of 2021. In August 2021, we entered into a second supply agreement (“Medigen Supply Agreement No. 2”) to manufacture and supply additional specified quantities of CpG 1018 adjuvant for delivery in the third and fourth quarter of 2021. The terms and conditions of the Medigen Supply Agreement and the Medigen Supply Agreement No. 2 were through December 2021.

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

There was no accounts receivable balance from Medigen recorded as of June 30, 2022. As of December 31, 2021, we recorded accounts receivable balance of $2.4 million from Medigen. There was no product revenue recognized from Medigen for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, we recognized CpG 1018 adjuvant net product revenue from Medigen of $10.6 million and $17.5 million, respectively.

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

In October 2021, we and Valneva entered into a letter agreement (the “Valneva Amendment”) modifying certain deliverables of the Valneva Supply Agreement. Specifically, the Valneva Amendment modifies the original Valneva Supply Agreement as follows: (1) cancels certain purchase orders for CpG 1018 adjuvant previously issued under the original Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment; and (2) provides a future delivery schedule for commercial supply of CpG 1018 adjuvant through the end of 2022. As of the date of the Valneva Amendment, we had received non-refundable advance payments of approximately $55.4 million associated with the cancelled purchase orders. The terms and conditions of the Valneva Supply Agreement, as amended by the Valneva Amendment, were through our final delivery date in June 2022.

In accordance with revenue recognition guidance in ASC 606, the Valneva Amendment was determined to be a contract modification and will be accounted for prospectively as one agreement with consideration allocated to future performance obligations. We have identified one remaining performance obligation which is the delivery of CpG 1018 adjuvant through the end of 2022. The total amount of consideration allocated to the remaining performance obligation includes approximately $55.4 million of advance payments received as of the date of the Valneva Amendment plus additional future consideration to be received in connection with final delivery of product. We satisfied our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment in June 2022. Accordingly, we recognized the $55.4 million of advance payments as product revenue in the second quarter of 2022.

As of June 30, 2022 there was no deferred revenue balance related to Valneva. As of December 31 2021, deferred revenue related to Valneva was $55.4 million. As of June 30, 2022, we recorded accounts receivable balance of $12.6 million. As of December 31, 2021, there was no accounts receivable balance related to Valneva. For each of the three and six months ended June 30, 2022, we recognized CpG 1018 adjuvant net product revenue of $68.0 million from Valneva which was recognized under a bill and hold arrangement. For the three and six months ended June 30, 2021, we recognized CpG 1018 adjuvant net product revenue of $24.5 million and $89.4 million, respectively.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 for approximately $22.0 million over two and a half years. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. For the three and six months ended June 30, 2022, we recognized revenue of $1.1 million and $2.7 million, respectively which are included in other revenue in our condensed consolidated statements of operations. There was no revenue recognized under the DoD agreement for the three and six months ended June 30, 2021.

Serum Institute of India Pvt. Ltd.

In June 2017, we entered into an agreement to provide Serum Institute of India Pvt. Ltd. (“SIIPL”) with technical support. In consideration, SIIPL agreed to pay us at an agreed upon hourly rate for services and reimburse certain out-of-pocket expenses. In addition, we have rights to commercialization of certain potential products manufactured at the SIIPL facility. For the three and six months ended June 30, 2022, we recognized revenue of $34,326 and $0.1 million, respectively, which are included in other revenue in our condensed consolidated statements of operations. For the three and six months ended June 30, 2021, we recognized revenue of $0.1 million and $0.3 million, respectively.

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

As of July 1, 2022, the conditions allowing holders of the Convertible Notes to convert were not met. As a result, the Convertible Notes are not convertible, in whole or in part, at the option of the holders during the three months ended September 30, 2022. Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of June 30, 2022.

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

As a result of adopting ASU 2020-06, we accounted for the Convertible Notes as a single liability. As of June 30, 2022, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $4.5 million as a long-term liability on the condensed consolidated balance sheets. As of June 30, 2022, the fair value of the Convertible Notes was $337.3 million. See Note 2. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stated coupon interest	$1,409	$736	$2,819	$736
Amortization of debt issuance cost	271	137	540	137
Total interest expense	$1,680	$873	$3,359	$873

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

8. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$31,739	$941	$32,680	$13,688	$-	$13,688
CpG 1018	-	222,640	222,640	-	38,989	38,989
Total product revenue, net	$31,739	$223,581	$255,320	$13,688	$38,989	$52,677
Other revenue	1,083	61	1,144	-	90	90
Total revenues	$32,822	$223,642	$256,464	$13,688	$39,079	$52,767

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$52,549	$941	$53,490	$21,991	$-	$21,991
CpG 1018	-	314,157	314,157	-	113,571	113,571
Total product revenue, net	$52,549	$315,098	$367,647	$21,991	$113,571	$135,562
Other revenue	2,689	120	2,809	260	280	540
Total revenues	$55,238	$315,218	$370,456	$22,251	$113,851	$136,102

Revenues from Major Customers and Collaboration Partners

The following table summarizes HEPLISAV-B product revenue from each of our three largest Customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Largest Customer	18%	28%	21%	28%
Second largest Customer	18%	21%	18%	23%
Third largest Customer	18%	16%	17%	17%

The following table summarizes CpG 1018 product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 adjuvant net product revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Largest collaboration partner	41%	63%	38%	79%
Second largest collaboration partner	31%	27%	36%	15%
Third largest collaboration partner	23%	10%	22%	5%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the six months ended June 30, 2022 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Six months ended June 30, 2022:
Accounts receivable reserves(1)	$3,823	$15,201	$(12,602)	$6,422
Revenue reserve accruals(2)	8,253	10,333	(9,945)	8,641

(1)
Reserves are for chargebacks, discounts and other fees.
(2)
Accruals are for returns, rebates and other fees.

We recognize revenue and a corresponding contract asset when our right to consideration is conditioned on something other than the passage of time. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Balance at End of Period
Six months ended June 30, 2022:
Contract asset	$62,525	$12,134	$(3,151)	$71,508

(1) Additions are revenues recognized for CpG 1018 adjuvant transferred to Clover that is reserved under the CEPI Agreement, as amended.

(2) Subtractions are reclassifications from contract asset to accounts receivables.

Payments received or invoices issued before we satisfy our performance obligations are recorded as deferred revenue until we satisfy such performance obligations. Our deferred revenue activities are related to CpG 1018 adjuvant product sales. The following table summarizes balances and activities in our deferred revenue accounts for the six months ended June 30, 2022 (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Revenue recognized in the current period included in deferred revenue balance at the beginning of the period	Balance at End of Period
Six months ended June 30, 2022:
Deferred revenue	$349,864	$12,068	$(6,534)	$(163,400)	$191,998
Long-term deferred revenue	5,385	6,582	(11,967)	-	-

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

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net income	$128,755	$4,473	$161,614	$5,364
Less: undistributed earnings allocated to participating securities	-	(333)	(316)	(410)
Net income attributable to common stockholders, basic	128,755	4,140	161,298	4,954
Add: undistributed earnings allocated to participating securities	-	-	316	-
Less: removal of change in fair value of warrant liability	-	(2,097)	(1,801)	-
Add: interest expense on convertible notes	1,260	-	2,519	-
Net income attributable to common stockholders, diluted	$130,015	$2,043	$162,332	$4,954
Denominator
Weighted average common stock outstanding, basic	126,347	114,629	125,456	113,339
Effect of dilutive shares:
Stock-based compensation plans	2,015	1,630	2,659	1,639
Dilutive warrants	-	2,571	163	-
Convertible Notes (as converted to common stock)	21,543	-	21,543	-
Weighted average common stock outstanding, diluted	149,905	118,830	149,821	114,978

The following were excluded from the calculation of diluted net income per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Outstanding securities not included in diluted net income (loss) per share calculation:
Stock options and stock awards	9,647	6,991	9,067	8,476
Series B Convertible Preferred Stock (as converted to common stock)	-	4,140	-	4,140
Warrants (as exercisable into common stock)	-	-	-	2,474
Convertible Notes (as converted to common stock)	-	11,363	-	5,713
Total	9,647	22,494	9,067	20,803

10. Common Stock, Preferred Stock and Warrants

Common Stock

As of June 30, 2022, there were 126,439,073 shares of our common stock outstanding.

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

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of June 30, 2022, we had $120.5 million remaining under the 2020 ATM Agreement.

Preferred Stock

As of June 30, 2022, all of the Series B Preferred Stock had been converted into common stock.

Warrants

During the three months ended March 31, 2022, all of the 1,882,600 outstanding warrants as of December 31, 2021 were exercised or expired resulting in cash proceeds totaling $8.5 million. For the three months ended June 30, 2022, there was no change in the estimated fair value of warrant liability recognized in other income (expense) in our condensed consolidated statements of operations. For the six months ended June 30, 2022, we recognized the decrease in the estimated fair value of warrant liability of $1.8 million as income in other income (expense) in our condensed consolidated statements of operations.

11. Equity Plans and Stock-Based Compensation

In May 2022, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 15,000,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 32,600,000 shares of common stock. As of June 30, 2022, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans.

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of June 30, 2022, there were 15,465,070 shares of common stock reserved for issuance under the Amended 2018 EIP.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	10,399	$11.55	4.16	42,756
Options granted	2,053	12.54
Options exercised	(287)	7.49
Options cancelled:
Options forfeited (unvested)	(73)	9.52
Options expired (vested)	(566)	20.63
Balance at June 30, 2022	11,526	11.40	4.37	31,382
Vested and expected to vest at June 30, 2022	11,146	$11.37	4.31	$30,946
Exercisable at June 30, 2022	6,542	$11.52	3.09	$21,654

Restricted stock unit activity under our stock-based compensation plans during the six months ended June 30, 2022 was as follows (in thousands except per share amounts):

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2021	2,651	$8.30
Granted	2,021	12.42
Vested	(1,009)	8.21
Forfeited	(168)	10.40
Non-vested as of June 30, 2022	3,495	10.60

We granted performance-based restricted stock unit (“PSU”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the six months ended June 30, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2021	237	$8.40
Granted	193	11.62
Vested	(237)	8.40
Non-vested as of June 30, 2022	193	$11.62

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

	Stock Options		Stock Options		Market-Based Performance Stock Unit (“PSUs”)
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30
	2022	2021	2022	2021	2022
Weighted-average fair value per share	$7.39	$6.20	$7.97	$6.57	$11.62
Risk-free interest rate	2.9%	0.9%	2.01%	0.6%	1.7%
Expected life (in years)	4.5	4.5	4.5	4.5	2.9
Volatility	0.8	0.9	0.8	1.0	0.9

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$1,463	$937	$2,739	$1,809
Selling, general and administrative	5,597	3,445	11,024	6,589
Cost of sales - product	143	155	303	324
Inventory	726	487	1,509	1,025
Total	$7,929	$5,024	$15,575	$9,747

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures.
12. Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For each of the three and six months ended June 30, 2022, we recorded a provision for income taxes of approximately $0.6 million and our effective tax rate was approximately 0.4%. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of June 30, 2022, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and the European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including phase 1 clinical trials in Tdap and shingles, and a phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD").

HEPLISAV-B® Vaccine [Hepatitis B Vaccine (Recombinant), Adjuvanted]

In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S. and the European Union.

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States and the European Union. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. In February 2021, we received Marketing Authorization approval of HEPLISAV-B from the European Commission ("EC") for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany.

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the three and six months ended June 30, 2022, HEPLISAV-B product revenue, net was $32.7 million and $53.5 million, respectively.

CpG 1018® Adjuvant Supply for COVID-19 Vaccines

In January 2021, we entered into an agreement (the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant. In May 2021, we entered into the first amendment (the “Amendment”) to the CEPI Agreement. The CEPI Agreement, as amended, enables CEPI to direct the supply of CpG 1018 adjuvant to CEPI partner(s). In exchange for reserving CpG 1018 adjuvant, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan of up to $176.4 million. As of June 30, 2022, advance payments totaling $107.4 million were recorded as CEPI accrual in our condensed consolidated balance sheets.

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

In May 2022, we entered into a commercial supply agreement (the “Bio Farma Supply Agreement”) with PT Bio Farma (Persero) (“Bio Farma”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Bio Farma’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, for delivery in the second quarter and third quarter of 2022. The Bio Farma Supply Agreement also provides terms for Bio Farma to order additional quantities of CpG 1018 adjuvant for delivery throughout the life of the agreement.

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

In October 2021, we and Valneva entered into a letter agreement (the “Valneva Amendment”) modifying certain deliverables of the Valneva Supply Agreement. Specifically, the Valneva Amendment modifies the original Valneva Supply Agreement as follows: (1) cancels certain purchase orders for CpG 1018 adjuvant previously issued under the original Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment; and (2) provides a future delivery schedule for commercial supply of CpG 1018 adjuvant through 2022. As of the date of the Valneva Amendment, we had received non-refundable advance payments of approximately $55.4 million associated with the cancelled purchase orders. We satisfied our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment in June 2022. Accordingly, we recognized $68.0 million of product revenue from Valneva in the second quarter of 2022 which included the $55.4 million of the non-refundable advance payments.

For the three and six months ended June 30, 2022, CpG 1018 product revenue, net, was $222.6 million and $314.2 million, respectively.

Other

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

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. Due to the ongoing COVID-19 global pandemic, most medical centers began restricting access to their facilities and focused on providing care to only the most severely affected patients, beginning in March 2020. As states began phasing out restrictions in the middle of 2020, medical centers began operating under limited capacity or with strict social distancing rules. There has been a significant reduction in the utilization of adult vaccines (other than COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B which has impacted sales of HEPLISAV-B. While adult hepatitis B vaccine utilization rates have continued to stay below pre-pandemic levels, we have been seeing a gradual recovery in such utilization above all-time lows, but still well below pre-pandemic levels. Notwithstanding reduced overall utilization of hepatitis B vaccines, HEPLISAV-B nonetheless continues to gain market share in the U.S. hepatitis B adult vaccine market.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. To help protect the health and safety of our workforce, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. More recently we have downsized our office space and are embracing a flexible work environment where many employees will be allowed, but not required, to be permanently remote as restrictions lift. In the conduct of our business activities, we are also taking actions to help protect the safety of patients and healthcare professionals. In the early stages of the pandemic, our field-based personnel reduced in-person customer interactions in healthcare settings and primarily used electronic communication, such as emails, phone calls and video conferences. Many health care and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact began conducting a greater proportion of their work from their homes and were facing additional demands on their time during the COVID-19 pandemic. While the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, impacted the effectiveness of our sales personnel, we have gradually moved back to in-person interactions in many cases. With the rise of new variants, and related precautions, however, our customers’ procurement activities and those of our collaborators continue to be impacted which could negatively affect our overall product sales. It is possible that we may have to limit in-person engagement again in the future.

Our HEPLISAV-B post-marketing follow-up has been completed. In April 2021, we announced the results of the post-marketing study assessing the rates of occurrence of acute myocardial infarction ("AMI") in persons receiving HEPLISAV-B compared with Engerix-B. The results provided evidence that there is no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B. We expect data from the autoimmune portion of our observational study to be made available in the fourth quarter of 2022. Our HEPLISAV-B dialysis study has also been completed. Final immunogenicity results included a seroprotection rate of 89.3% with high levels of anti-HBs antibodies. Safety data showed HEPLISAV-B was well tolerated and no safety concerns were observed.

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

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. In doing so, we are required to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2022, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2021 to 2022		June 30,		2021 to 2022
Revenues:	2022	2021	$	%	2022	2021	$	%
HEPLISAV-B	$32,680	$13,688	$18,992	139%	$53,490	$21,991	$31,499	143%
CpG 1018	222,640	38,989	183,651	471%	314,157	113,571	200,586	177%
Total product revenue, net	255,320	52,677	202,643	385%	367,647	135,562	232,085	171%
Other revenue	1,144	90	1,054	1,171%	2,809	540	2,269	420%
Total revenues	$256,464	$52,767	$203,697	386%	$370,456	$136,102	$234,354	172%

HEPLISAV-B product revenue for the three and six months ended June 30, 2022 increased, compared to the same periods in 2021, primarily due to higher volume driven by continued improvement in market share and utilization of adult vaccines. In addition, we commenced commercial shipments of HEPLISAV-B in Germany in May 2022.

The increase in CpG 1018 adjuvant product revenue for the three and six months ended June 30, 2022, compared to the same periods in 2021, was due to an increase in sales volume as we entered into supply and collaboration agreements with major collaboration partners in the second quarter of 2021, third quarter of 2021 and second quarter of 2022 and we continued to manufacture and ship CpG 1018 adjuvant pursuant to such supply and collaboration agreements. In addition, we recognized $55.4 million of advance payments as product revenue in June 2022 as we satisfied our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment.

Other revenue includes revenue from our agreement with the DoD and collaboration revenue related to services performed under a collaboration agreement with Serum Institute of India Pvt. Ltd. The increase in other revenue for the three and six months ended June 30, 2022, compared to the same periods of 2021, was due to $1.1 million revenue and $2.7 million recognized from our agreement with the DoD, respectively.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for pre-filled syringes (“PFS”) of HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2021 to 2022		June 30,		2021 to 2022
Cost of Sales - Product	2022	2021	$	%	2022	2021	$	%
HEPLISAV-B	$10,252	$4,624	$5,628	122%	$16,229	$7,369	$8,860	120%
CpG 1018	73,117	10,221	62,896	615%	107,102	32,101	75,001	234%
Total cost of sales - product	$83,369	$14,845	$68,524	462%	$123,331	$39,470	$83,861	212%

For the three and six months ended June 30, 2022, HEPLISAV-B cost of sales-product increased, compared to the same periods in 2021, primarily due to higher volume driven by continued improvement in market share and utilization of adult vaccines. In addition, we commenced commercial shipments of HEPLISAV-B in Germany in May 2022.

The increase in CpG 1018 cost of sales-product for the three and six months ended June 30, 2022, compared to the same periods in 2021, was due to an increase in sales volume as we entered into supply and collaboration agreements with major collaboration partners in the second quarter of 2021, third quarter of 2021 and second quarter of 2022 and we continued to manufacture and ship CpG 1018 adjuvant pursuant to such supply and collaboration agreements.

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

The following is a summary of our research and development expense (in thousands, except for percentages). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses:

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2021 to 2022		June 30,		2021 to 2022
Program expenses:	2022	2021	$	%	2022	2021	$	%
HEPLISAV-B development	$866	$2,356	$(1,490)	(63)%	$2,105	$5,490	$(3,385)	(62)%
CpG 1018 adjuvant development	562	1,768	(1,206)	(68)%	1,695	3,156	(1,461)	(46)%
Tetanus, diphtheria, and acellular pertussis	2,275	1,156	1,119	97%	3,840	2,315	1,525	66%
Shingles	2,855	381	2,474	649%	5,788	433	5,355	1,237%
Plague (1)	439	-	439	NM	1,191	-	1,191	NM
Other (2)	677	99	578	584%	2,506	856	1,650	193%
Other research and development expenses:
Facility costs	552	470	82	17%	920	866	54	6%
Non-cash stock-based compensation	1,463	937	526	56%	2,739	1,809	930	51%
Total research and development	$9,689	$7,167	$2,522	35%	$20,784	$14,925	$5,859	39%

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

(2) For the six months ended June 30, 2022 other includes approximately $1.0 million in final close-out costs associated with the divestment of our immuno-oncology portfolio in 2019.

NM = Not meaningful

Research and development expenses increased by $2.5 million and $5.9 million for the three and six months ended June 30, 2022, respectively compared to the same periods in 2021. The increase was primarily due to $4.6 million and $9.7 million for the three and six months ended June 30, 2022, respectively of continued investments in our product candidates with CpG 1018 adjuvant through pre-clinical and clinical collaborations and additional discovery efforts. We expect these costs to continue to increase for the remaining period of 2022 in line with the progression of our clinical trials through the year. These are offset by a $2.7 million and $4.8 million decreases for the three and six months ended June 30, 2022, respectively in HEPLISAV-B and CpG 1018 adjuvant development costs. HEPLISAV-B development costs for the three and six months ended June 30, 2022 decreased, compared to the same periods of 2021, primarily due to winding down of dialysis study. In addition, HEPLISAV-B development costs for six months ended June 30, 2021 included activities associated with increasing production yields at our Düsseldorf manufacturing facility. CpG 1018 adjuvant development costs for the three and six months ended June 30, 2021 included CpG 1018 adjuvant production scale-up costs.

Non-cash stock-based compensation for the three and six months ended June 30, 2022 increased, compared to the same periods in 2021, primarily due to higher headcount to support investment in our clinical vaccine programs.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2021 to 2022		June 30,		2021 to 2022
Selling, General and Administrative:	2022	2021	$	%	2022	2021	$	%
Compensation and related personnel costs	$12,929	$9,172	$3,757	41%	$26,110	$18,376	$7,734	42%
Outside services	13,751	5,699	8,052	141%	23,817	12,287	11,530	94%
Legal costs	444	508	(64)	(13)%	1,152	994	158	16%
Facility costs	3,458	2,759	699	25%	6,248	5,760	488	8%
Non-cash stock-based compensation	5,597	3,445	2,152	62%	11,024	6,589	4,435	67%
Total selling, general and administrative	$36,179	$21,583	$14,596	68%	$68,351	$44,006	$24,345	55%

For the three and six months ended June 30, 2022, compensation and related personnel costs increased, as compared to the same period in 2021, due to the expansion of our field sales force in July 2021, increase in business travel as COVID-19 travel restrictions were easing and increase in recruiting expenses.

For the three and six months ended June 30, 2022, outside services increased, as compared to the same periods in 2021 primarily due to an overall increase in commercial and marketing efforts related to the Centers for Disease Control and Prevention's Advisory Committee on Immunization Practices (“ACIP”) universal recommendation and social media campaigns.

The increase in non-cash stock-based compensation for the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily due to higher headcount in connection with the expansion of our field sales force in July 2021.

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

In May 2022, we received payment of $1 million from TriSalus for their meeting a pre-commercialization milestone. In the three and six months ended June 30, 2022, we recognized a gain on sale of SD-101 assets of $1 million in our condensed consolidated statements of operations.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2021 to 2022		June 30,		2021 to 2022
	2022	2021	$	%	2022	2021	$	%
Interest income	$765	$48	$717	1,494%	$1,026	$95	$931	980%
Interest expense	$(1,683)	$(3,109)	$(1,426)	(46)%	$(3,363)	$(7,821)	$(4,458)	(57)%
Sublease income	$2,025	$1,670	$355	21%	$3,634	$3,692	$(58)	(2)%
Loss on debt extinguishment	$-	$(5,232)	$(5,232)	NM	$-	$(5,232)	$(5,232)	NM
Change in fair value of warrant liability	$-	$2,097	$(2,097)	NM	$1,801	$(23,455)	$25,256	108%
Other	$40	$(173)	$(213)	(123)%	$145	$384	$(239)	(62)%

Interest income for the three and six months ended June 30, 2022 increased, as compared to the same periods in 2021, primarily due to higher yields on our marketable securities portfolio. Interest expense for the three and six months ended June 30, 2022 decreased, as compared to the same periods in 2021, due to the repayment of our long-term debt in May 2021, replaced by the issuance of Convertible Notes in May 2021 at a lower effective interest rate. Sublease income for the three months ended June 30, 2021 was reduced by a common area credit for 2020 that we received from the landlord. The change in the fair value of warrant liability is primarily due to the decrease in our stock price from January 1, 2022 through the expiration date of the warrants on February 12, 2022. There were no warrants outstanding as of June 30, 2022. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Income Taxes

For each of the three and six months ended June 30, 2022, we recorded a provision for income taxes of approximately $0.6 million and our effective tax rate was approximately 0.4%. We recorded no income tax provision and our effective tax rate was 0% for the three and six months ended June 30, 2021. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the period ended June 30, 2022 and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2022, we had $518.2 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of June 30, 2022, and anticipated revenues from HEPLISAV-B and CpG 1018 adjuvant, will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of June 30, 2022, advance payments totaling $107.4 million were recorded as CEPI accrual in our condensed consolidated balance sheets.

As of June 30, 2022, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $4.5 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

2022 versus 2021

During the six months ended June 30, 2022, we used $33.8 million of cash from our operations primarily due to our net income of $161.6 million, of which $17.5 million consisted of non-cash items which included stock-based compensation, depreciation and amortization, change in fair value of warrant liability, amortization of right-of-use assets, non-cash interest expense, and accretion and amortization on marketable securities. By comparison, during the six months ended June 30, 2021, we generated $148.8 million of cash from our operations primarily due to our net income of $5.4 million, of which $37.9 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense and accretion and amortization on marketable securities. For the six months ended June 30, 2022 and 2021, we recognized revenue totaling $163.4 million and $37.1 million, respectively, that were included in deferred revenue balances at December 31, 2021 and 2020, respectively. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2022 and 2021, net cash used in investing activities was $164.0 million and $86.4 million, respectively. Cash used in investing activities during the first six months of 2022 and 2021 included $160.7 million and $83.6 million of net purchases of marketable securities, respectively.

During the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $11.3 million and $35.6 million, respectively. Cash provided by financing activities for the six months ended June 30, 2022 included net proceeds of $8.5 million from warrants exercised and $2.9 million proceeds from options exercised and employee stock purchase plan. Cash provided by financing activities for the first six months of 2021 included net proceeds of $219.8 million from the issuance of our Convertible Notes, $28.2 million from our 2020 At The Market Sales Agreement with Cowen and Company, LLC (“2020 ATM Agreement”), $3.4 million from warrants exercised offset by $190.2 million repayment of our long-term debt and $27.2 million purchases of capped call options.

As of June 30, 2022, we had $120.5 million available pursuant to the 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and six months ended June 30, 2022, we recorded net income of $128.8 million and $161.6 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent or future disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

Contractual Obligations

As of June 30, 2022, our material non-cancelable purchase commitments, for the supply of HEPLISAV-B and CpG 1018 adjuvant totaled $115.7 million.

There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been approved and launched in the United States and Germany, and more broadly approved in the European Union, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.*

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S and Germany. Successful commercialization of HEPLISAV-B there or elsewhere will require significant resources and time and, while our personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is our first marketed product, the potential uptake of the product in distribution and the timing for growth in sales, if any, is unpredictable and we may not be successful in commercializing HEPLISAV-B in the long term. Additionally, while we have received European approval for HEPLISAV-B and we commenced commercial shipments of HEPLISAV-B in Germany in May 2022, we have never launched a product in the European Union before and there can be no certainty that we will succeed in our European launch efforts. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment, our efforts may fail to overcome established competition at favorable pricing or at all.

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

Moreover, we expect that we will need to invest significant resources in order to successfully market, sell and distribute HEPLISAV-B for use with diabetes patients, one of our targeted patient populations for which we do not yet have approval to market. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that all adults aged 19-59, including patients with diabetes, receive hepatitis B vaccinations, we are unable to predict how many of those patients may actually receive HEPLISAV-B.

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

If we are not successful, we may be required to collaborate or partner HEPLISAV-B with a third-party pharmaceutical or biotechnology company with existing products. To the extent we collaborate or partner, as we have done for HEPLISAV-B in Germany, the financial value will be shared with another party and we will need to establish and maintain a successful collaboration arrangement, and we may not be able to enter into these arrangements on acceptable terms or in a timely manner in order to establish HEPLISAV-B in the market. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues may be lower than if we marketed and sold our products directly with the highest priority, and we may be required to reduce or eliminate much of our commercial infrastructure and personnel as a result of such collaboration or partnership.

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive actions to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. To help protect the health and safety of our workforce, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. More recently we have downsized our office space and are embracing a flexible work environment where many employees will be allowed, but not required, to be permanently remote as restrictions lift. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. In the early stage of the pandemic, our field-based personnel reduced in-person customer interactions in healthcare settings and primarily used electronic communication, such as emails, phone calls and video conferences. We may be required to do again so in the future. Many healthcare and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact began conducting a greater proportion of their working schedule from home and were facing additional demands on their time during the COVID-19 pandemic. While the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, impacted the effectiveness of our sale personnel, we have gradually moved back to in-person interactions in many cases. With the rise of new variants and related precautions, however, our customers’ procurement activities and those of our collaborators continue to be impacted which could negatively affect our overall product sales. It is possible that we may have to limit in-person engagement again the in future.

In addition, due to the ongoing COVID-19 global pandemic, most medical centers initially restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in March 2020. As states began phasing out these restrictions, medical centers began operating under limited capacity and strict social distancing rules. The overall impact has generally resulted in a significant reduction in the utilization of adult vaccines (other than COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B which has impacted sales of HEPLISAV-B. While adult hepatitis B vaccine utilization rates have continued to stay below pre-pandemic levels, we have been seeing a gradual recovery in such utilization above all-time lows, but still well below pre-pandemic levels.

Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Even though we have been granted a marketing authorization in the European Union for HEPLISAV-B, we have yet to obtain broad reimbursements and pricing approval in any European Union member state and rely on our distributor to do so, currently only in Germany. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other European Union member states allow companies to fix their own prices for medicines, but monitor and control company profits. Any delay in being able to market our products in the European Union or elsewhere will adversely affect our business and financial condition.

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

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.*

A substantial portion of our revenue for the foreseeable future may depend on sales of CpG 1018 adjuvant, which are difficult to predict. For example, as of June 30, 2022, we received advanced payments from certain of our customers to purchase specified quantities of CpG 1018 adjuvant which were recorded as deferred revenue until we deliver the adjuvant and meet all criteria to recognize revenue. In accordance with our stated revenue policy, we expect to record revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. Our COVID collaborators in many cases have purchase agreements with government agencies,. In the event that our collaborators do not receive payment from these agencies, it may negatively impact our ability to collect our own receivables. We have in the past, and may in the future, adjust delivery dates or allow cancellations in certain circumstances to better enable our customers to meet their obligations, which can impact the timing of revenue recognition, cash collections and transfer of control. The occurrence and timing of such transfer of control can be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. We expect that our visibility into future revenue relating to sales of CpG 1018 adjuvant, including volumes, prices and timing, will continue to be limited and could result in significant, unexpected fluctuations in our quarterly and annual operating results.

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the six months ended June 30, 2022, sales of CpG 1018 accounted for 85% of our overall revenue, and two CpG 1018 customers accounted for 63% of our revenue. If orders from our top customers or the number of CpG 1018 collaborations are reduced or discontinued, or orders or payments are delayed, our revenue and/or cash flow in future periods may materially decrease or deviate from stated expectations. As our CpG 1018 customers rely on government orders and payments for their approved vaccines, delays in government funding or budget approval processes can exacerbate these issues. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Similarly, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

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

We have entered into collaborative relationships to develop vaccines utilizing our CpG 1018 adjuvant, including collaborations to develop vaccines for COVID-19. These collaborations may not be successful. If the combination of patents, trade secrets and other proprietary rights that we rely on to protect our intellectual property rights in CpG 1018 adjuvant or otherwise are inadequate, we may be unable to realize recurring commercial benefit from the development of any vaccines containing CpG 1018 adjuvant.*

As part of our business, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations, partnerships and supply arrangements. Current relationships and efforts are focused on adjuvanted vaccines for COVID-19, plague, Tdap, seasonal influenza, universal influenza and shingles. There are risks and uncertainties inherent in vaccine research and development, including the timing of completing vaccine development, the results of clinical trials, whether a vaccine will be approved for use, the extent of competition, government actions and whether a vaccine can be successfully manufactured and commercialized. As a result, these internal or collaborative efforts may not be as successful as we expect, or at all.

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. Our collaborators may not purchase as much adjuvant as we anticipate, and they may delay placing orders or delay taking certain deliveries under certain circumstances which can affect our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of June 30, 2022, only three of our collaborators have received emergency use authorization from an applicable regulatory authority for any vaccine for COVID-19 containing our adjuvant and none had received a full approval. We have historically relied on a single supplier to produce our CpG 1018 adjuvant, and only recently have qualified an alternate supplier to produce the adjuvant with whom we have a limited operating relationship. If we were unable to maintain our existing suppliers for the adjuvant, we would have to establish and maintain an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines produced by us or our third-party collaborators. We or other third parties may not be able to produce sufficient adjuvant at a cost, quantity and quality similar to that available from our current third-party suppliers, or at all, and even if we are successful in adding an additional supplier, there is no guarantee such supplier will be able to manufacture compliant supplemental quantities sufficient to support commercial demand, to the extent it materializes, and in the timeframes required.

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

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price, as well as the availability of coverage and adequate reimbursement, from third-party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as we believe private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third-party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Reimbursement or pricing in jurisdictions outside the U.S. may be less favorable. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLSIAV-B sufficient to achieve profitability, and future acceptance of such pricing.

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

In order to help fund potential scale-up of production of CpG 1018 adjuvant that may be required in the event that our CpG 1018 adjuvant is included in any approved and commercially-available novel vaccine, whether a COVID-19 vaccine or otherwise, we have applied for, and in some cases have received grants from various charitable and philanthropic organizations. We may seek such grants in the future. These grants and others, if and when received, may come with certain pricing requirements, global access requirements or reporting or other covenants to ensure that any funded product is made available by us worldwide and on a nondiscriminatory basis. Such covenants may limit the price we can charge for any funded product and may involve a license to use technology we own that is included in the funded products if we do not comply. Such price limitations or licenses, if invoked, could serve to limit the prices we charge, or our control over the manufacturing and distribution of grant-funded products. Failure to agree to such requirements, may result in us not receiving some or all of the grant.

We are subject to ongoing FDA and EMA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B.*

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction (“AMI”). This post-marketing study was initiated in August 2018 and concluded in November 2020. While the results of the study, announced in April 2021, provided that there was no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B, we may be required to conduct further studies on HEPLISAV-B or our other product candidates in the future. We are also awaiting data from the autoimmune portion of our observational study and we expect that data to be made available in the fourth quarter of 2022. We are also committed to conducting an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis, and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct and/or complete these studies to the satisfaction of the FDA could result in withdrawal of our biologics license application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. As we advance our pipeline, similar studies may be required for other candidates. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or labels of any future products, or expose additional safety concerns that may result in product liability and withdrawal of a product or prodcuts from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Similar post-marketing obligations and commitments exist in the European Union. For example, we are required to submit periodic safety update reports to the EMA and to keep an up to date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPLISAV-B. We may have similar obligations for future products if and when approved. Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements in the United States and the European Union. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”), good clinical practices (“GCP”), International Conference on Harmonization guidelines, and good laboratory practices (“GLP”). If we are not able to meet and maintain regulatory compliance for HEPLISAV-B or any future product, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.

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

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck, GlaxoSmithKline plc (“GSK”) and VBI Vaccines Inc. ("VBI"), and, when commercialized outside the U.S., with vaccines from those companies as well as several additional established pharmaceutical companies who market abroad. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and United States. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.

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

Despite recent profitability, we have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant, and if we are unable to sustain profitability, the market value of our common stock will likely decline.*

We have generated limited revenue from the sale of products and, prior to January 1, 2021, have incurred losses in each year since we commenced operations in 1996. Our net income for the three and six months ended June 30, 2022 was $128.8 million and $161.6 million, respectively compared to net income of $4.5 million and $5.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $1.1 billion.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S. and Europe, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. We expect to increase research and development costs as we invest in our pipeline. While new sales of CpG 1018 adjuvant have generated significant revenue during the pandemic, there is no guarantee that such revenues will be sustainable in the long term. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.*

As of June 30, 2022, we had $518.2 million in cash, cash equivalents and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and six months ended June 30, 2022, we recorded net income of $128.8 million and $161.6 million, respectively. As of June 30, 2022, we had an accumulated deficit of $1.1 billion. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives and the value of our stock.

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

We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S. and Europe, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets in or outside of the U.S. and Europe. Developing, seeking regulatory approval for and marketing our product candidates outside of the U.S. and Europe in new jurisdictions where we don't currently have approval could impose substantial costs, as well as burdens on our personnel resources, in addition to potential diversion of management’s attention from domestic operations. International operations are subject to risk, including:

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

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA and other regulatory agency requirements are expensive and time consuming, may take more time to complete than expected or may not be completed, and may not have favorable outcomes if they are completed. In addition, results from smaller, earlier stage clinical studies may not be representative of larger, controlled clinical trials that would be required in order to obtain regulatory approval of a product candidate.

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
•
the inability to recruit and enroll individuals to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; or
•
the inability to retain participants who have initiated a clinical trial but may withdraw due to side effects from the product, lack of efficacy or personal issues, or who are otherwise unavailable for further follow-up.

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other candidates, therapies or drugs or given to larger patient populations, which often occur in later-stage clinical trials, or less favorable clinical outcomes. Moreover, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.

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
•
our perceived shortage of capital resources may impact the willingness of companies to collaborate with us;
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

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There have been executive, legal and political challenges to certain aspects of ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare reform measures will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2039 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through June 30, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

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
•
other parties may design around technologies we have licensed, patented or developed; and
•
pending patent applications or issued patents may be challenged by third parties in litigation or other proceedings, such as inter partes reviews, pre- and post-grant oppositions, reexaminations, derivation proceedings and post-grant review, in the U.S or abroad.

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

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies, including recently in connection with the ongoing COVID-19 pandemic, broader macroeconomic conditional and/or geopolitical instability such as that resulting from the conflict between Russia and Ukraine, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock. In this regard, worsening economic conditions, interest rate increases and/or other tapering policies from the government, and other adverse effects or developments relating to the ongoing COVID-19 pandemic or general economic environment may negatively affect the market price of our common stock, regardless of our actual operating performance.

One or more of these factors could cause a substantial decline in the price of our common stock. In addition, securities class action and shareholder derivative litigation have often been brought against a company following a decline in the market price of its securities. We have in the past been, and we may in the future be, the target of such litigation. Securities and shareholder derivative litigation could result in substantial costs, and divert management’s attention and resources, which could harm our business, operating results and financial condition.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of June 30, 2022, we had $120.5 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

We may not have the ability to generate or raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

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

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*

From January 1 through June 30, 2022, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*

From January 1, through June 30, 2022, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

We are subject to counterparty risk with respect to the capped call transactions.*

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

In addition, our systems, along with those of our suppliers or customers, are potentially vulnerable to a variety of evolving threats and data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such threats could include, but not be limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable flaws or bugs that could result in a breach of or disruption to our information technology systems (including our products or the third-party information technology systems that support us and our goods).

The potential liability and associated consequences we could suffer as a result of any such cyber events could be catastrophic and result in irreparable harm including (a) the loss of trade secrets or other intellectual property, or (b) the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others, (c) extortion and other monetary damages due to malware or business email compromise, or (d) other significant damages. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal, state and/or international data breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including, but not limited to, HIPAA, similar state data protection regulations, and the GDPR, resulting in significant penalties; increased costs; loss of revenue; expenses of computer or forensic investigations; material fines and penalties; compensatory, special, punitive or statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; or injunctive relief. News reports have also highlighted COVID research-specific hacking and phishing attempts. Because we and our collaborators are working on vaccines, including COVID vaccines, we may be at higher-than-average risk for such attempts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
4.4	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.5	Form of Global Note, representing Dynavax Technologies Corporation’s 2.5% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1+	Amended and Restated Dynavax Technologies Corporation 2018 Equity Incentive Plan	Appendix A	DEF 14A	April 14, 2022	001-34207
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract, compensatory plan or arrangement.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 4, 2022	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2022	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller, Chief Accounting Officer
(Principal Accounting Officer)