Form 10-Q
period 2022-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2022-11-03
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 1, 2022, the registrant had outstanding 127,584,879 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate for COVID-19 that stem from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, including COVID-19 vaccines, our ability to advance our other product candidates, such as our Tdap, shingles and plague programs, and to otherwise develop and expand our clinical research pipeline, meet regulatory requirements, including post-marketing obligations and commitments, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$198,576	$436,189
Marketable securities available-for-sale	387,910	109,761
Accounts receivables, net	129,772	116,216
Other receivables	1,346	15,600
Inventories, net	102,609	61,335
Prepaid manufacturing	12,727	159,655
Prepaid expenses and other current assets	100,004	73,764
Total current assets	932,944	972,520
Property and equipment, net	35,352	35,020
Operating lease right-of-use assets	25,680	25,964
Goodwill	1,835	2,125
Restricted cash	189	219
Other assets	3,337	3,398
Total assets	$999,337	$1,039,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,050	$2,600
Accrued research and development	4,300	4,688
CEPI accrual (Note 6)	107,738	128,848
Accrued liabilities	38,209	49,796
Warrant liability	-	18,016
Deferred revenue	87,395	349,864
Other current liabilities	3,388	2,590
Total current liabilities	244,080	556,402
Convertible Notes, net of debt discount of $4,197 and $5,010 at September 30, 2022, and December 31, 2021, respectively	221,303	220,490
Long-term portion of lease liabilities	33,127	34,316
Other long-term liabilities	251	5,664
Total liabilities	498,761	816,872
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock: $0.001 par value; 278,000 shares authorized at September 30, 2022 and December 31, 2021; 127,581 shares and 122,945 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	127	123
Additional paid-in capital	1,501,639	1,441,868
Accumulated other comprehensive loss	(9,262)	(2,266)
Accumulated deficit	(991,928)	(1,217,351)
Total stockholders’ equity	500,576	222,374
Total liabilities and stockholders’ equity	$999,337	$1,039,246

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$163,815	$106,996	$531,462	$242,558
Other revenue	3,920	1,274	6,729	1,814
Total revenues	167,735	108,270	538,191	244,372
Operating expenses:
Cost of sales - product	61,334	60,090	184,665	99,560
Research and development	12,962	6,186	33,746	21,111
Selling, general and administrative	32,042	26,926	100,393	70,932
Gain on sale of assets (Note 5)	-	(1,000)	(1,000)	(1,000)
Total operating expenses	106,338	92,202	317,804	190,603
Income from operations	61,397	16,068	220,387	53,769
Other income (expense):
Interest income	2,562	39	3,588	134
Interest expense	(1,685)	(1,676)	(5,048)	(9,497)
Sublease income	2,026	2,022	5,660	5,714
Loss on debt extinguishment	-	-	-	(5,232)
Change in fair value of warrant liability (Note 10)	-	(45,121)	1,801	(68,576)
Other	(208)	238	(63)	622
Net income (loss) before income taxes	64,092	(28,430)	226,325	(23,066)
Provision for income taxes	(283)	-	(902)	-
Net income (loss)	$63,809	$(28,430)	$225,423	$(23,066)
Net income (loss) per share attributable to common stockholders:
Basic	$0.50	$(0.24)	$1.79	$(0.20)
Diluted	$0.43	$(0.24)	$1.51	$(0.20)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	127,062	116,903	125,997	114,540
Diluted	151,538	116,903	150,433	114,540

See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$63,809	$(28,430)	$225,423	$(23,066)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities available-for-sale	(395)	(18)	(2,296)	11
Foreign currency translation adjustments	(2,307)	(797)	(4,700)	(1,812)
Total other comprehensive (loss)	(2,702)	(815)	(6,996)	(1,801)
Total comprehensive income (loss)	$61,107	$(29,245)	$218,427	$(24,867)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended September 30, 2022	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at June 30, 2022	126,439	$126	-	$-	$1,484,970	$(6,560)	$(1,055,737)	$422,799
Issuance of common stock upon exercise of stock options and/or release of restricted stock awards, net	1,070	1	-	-	7,336	-	-	7,337
Issuance of common stock under Employee Stock Purchase Plan	72	-	-	-	720	-	-	720
Stock compensation expense	-	-	-	-	8,613	-	-	8,613
Total other comprehensive loss	-	-	-	-	-	(2,702)	-	(2,702)
Net income	-	-	-	-	-	-	63,809	63,809
Balances at September 30, 2022	127,581	$127	-	$-	$1,501,639	$(9,262)	$(991,928)	$500,576

Nine Months Ended September 30, 2022
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Issuance of common stock upon exercise of stock options and/or release of restricted stock awards, net	2,603	2	-	-	9,485	-	-	9,487
Issuance of common stock under Employee Stock Purchase Plan	154	-	-	-	1,430	-	-	1,430
Stock compensation expense	-	-	-	-	24,188	-	-	24,188
Total other comprehensive loss	-	-	-	-	-	(6,996)	-	(6,996)
Net income	-	-	-	-	-	-	225,423	225,423
Balances at September 30, 2022	127,581	$127	-	$-	$1,501,639	$(9,262)	$(991,928)	$500,576

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended September 30, 2021	Shares	Par Amount	Shares	Par Amount	Capital	(Loss) Income	Deficit	Equity
Balances at June 30, 2021	114,756	$114	4	$-	$1,372,679	$(713)	$(1,288,700)	$83,380
Issuance of common stock upon exercise of stock options and restricted stock awards, net	582	2	-	-	3,980	-	-	3,982
Issuance of common stock upon exercise of warrants	196	-	-	-	3,625	-	-	3,625
Conversion of preferred stock	4,140	4	(4)	-	(4)	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	113	-	-	-	458	-	-	458
Stock compensation expense	-	-	-	-	5,376	-	-	5,376
Total other comprehensive loss	-	-	-	-	-	(815)	-	(815)
Net loss	-	-	-	-	-	-	(28,430)	(28,430)
Balances at September 30, 2021	119,787	$120	-	$-	$1,386,114	$(1,528)	$(1,317,130)	$67,576

Nine Months Ended September 30, 2021
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,415	2	-	-	5,315	-	-	5,317
Issuance of common stock upon exercise of warrants	946	1	-	-	11,552	-	-	11,553
Conversion of preferred stock	4,140	4	(4)	-	(4)	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	217	-	-	-	841	-	-	841
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (see Note 11)	2,879	3	-	-	28,153	-	-	28,156
Issuance of capped call options	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	15,123	-	-	15,123
Total other comprehensive loss	-	-	-	-	-	(1,801)	-	(1,801)
Net loss	-	-	-	-	-	-	(23,066)	(23,066)
Balances at September 30, 2021	119,787	$120	-	$-	$1,386,114	$(1,528)	$(1,317,130)	$67,576

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$225,423	$(23,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,975	3,280
Amortization of right-of-use assets and loss on disposal of property and equipment	2,244	2,013
Amortization of premium (accretion of discounts) on marketable securities	(1,969)	442
Loss on debt extinguishment	-	5,232
Change in fair value of warrant liability	(1,801)	68,576
Stock compensation expense	24,188	15,123
Non-cash interest expense	2,222	2,546
Inventory write-off	14,485	-
Gain on sale of assets	(1,000)	(1,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	698	(177,701)
Inventories, net	(55,759)	(3,608)
Prepaid manufacturing	146,928	(80,340)
Prepaid expenses and other current assets	(26,240)	(51,887)
Other assets	61	(50)
Accounts payable	301	(545)
Lease liabilities	(2,366)	(2,416)
Deferred revenue	(262,469)	320,376
Long-term deferred revenue	-	67,969
Accrued liabilities and other liabilities	(19,043)	70,087
CEPI accrual (see Note 6)	(21,110)	-
Net cash provided by operating activities	27,768	215,031
Investing activities
Purchases of marketable securities	(514,676)	(164,927)
Proceeds from maturities and redemptions of marketable securities	236,200	129,655
Purchases of property and equipment, net	(5,552)	(6,441)
Proceeds from sale of assets, net of transaction costs	1,000	1,000
Net cash used in investing activities	(283,028)	(40,713)
Financing activities
Proceeds from issuance of common stock, net	-	28,156
Proceeds from issuance of Convertible Notes, net	-	219,822
Purchases of capped call options	-	(27,240)
Repayment of long-term debt	-	(190,194)
Proceeds from warrants exercised	8,455	4,258
Proceeds from exercise of stock options and release of restricted stock awards, net	9,487	5,317
Proceeds from Employee Stock Purchase Plan	1,430	841
Net cash provided by financing activities	19,372	40,960
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,755)	(1,013)
Net (decrease) increase in cash, cash equivalents and restricted cash	(237,643)	214,265
Cash, cash equivalents and restricted cash at beginning of period	436,408	32,310
Cash, cash equivalents and restricted cash at end of period	$198,765	$246,575
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$788	$-
Cash paid during the period for interest	$2,819	$6,965
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$973	$1,561
Right-of-use assets obtained in exchange of lease liabilities	$2,475	$-
Remeasurement of operating lease right-of-use assets for lease modification	$-	$2,468

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”), is a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and the European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018®, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including phase 1 clinical trials in Tdap and shingles, and a phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD").

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

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Dynavax GmbH, located in Düsseldorf, Germany, Dynavax India LLP in India, and a branch of Dynavax registered in Italy. All significant intercompany accounts and transactions among these entities have been eliminated from the condensed consolidated financial statements. We operate in one business segment: discovery, development and commercialization of novel vaccines.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. We evaluate our estimates of variable considerations including, but not limited to, product returns, chargebacks and rebates, periodically or when there is an event or change in circumstances that may indicate that our estimates may change. There was no adjustment to HEPLISAV-B net product revenue for the three months ended September 30, 2022. For the nine months ended September 30, 2022, we recorded an adjustment resulting in $0.7 million increase in HEPLISAV-B net product revenue. For the three and nine months ended September 30, 2021, there were no material adjustments to these estimates recognized.

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

Product Revenue, Net – CpG 1018 adjuvant

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

For the nine months ended September 30, 2022 we entered into bill and hold arrangements. When we entered into this type of arrangement, we determined if the customer obtained control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether we were unable to utilize the product or direct it to another customer.

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

Inventories, net

HEPLISAV-B Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out ("FIFO") basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three and nine months ended September 30, 2022 and 2021, there were no inventory reserves recognized.

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

CpG 1018 adjuvant Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a FIFO basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the three and nine months ended September 30, 2021, there were no inventory reserves recognized. For the three and nine months ended September 30, 2022, we recorded $14.5 million of inventory write-off to cost of sales - product, in connection with the first amendment of the Clover Supply Agreement (See Note 6).

Convertible Notes

We account for our 2.50% convertible senior notes due in 2026 (“Convertible Notes”), as a long-term liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the unamortized debt issuance and offering costs on the condensed consolidated balance sheets (see Note 7). We evaluate all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The conversion feature is not required to be accounted for separately as an embedded derivative. We amortize debt issuance and offering costs over the contractual term of the Convertible Notes, using the effective interest method, as interest expense on the condensed consolidated statements of operations.

Capped Calls

We evaluate financial instruments under ASC 815. The capped calls purchased in connection with the Convertible Notes financing ("Capped Calls") cover the same number of shares of common stock that initially underlie the Convertible Notes (subject to anti-dilution and certain other adjustments). The Capped Calls meet the definition of derivative under ASC 815. In addition, the Capped Calls meet the conditions in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for the equity classification continue to be met.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For public business entities, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2019. Furthermore, the one-time determination of whether an entity is eligible to be a smaller reporting company shall be based on an entity’s most recent determination as of November 15, 2019, in accordance with SEC regulations. Because we were a smaller reporting company based on the most recent determination as of November 15, 2019, this ASU and its subsequent updates, will be effective for fiscal years beginning after December 15, 2022. We do not expect the adoption of ASU 2016-13 to have a material impact on our condensed consolidated financial statements.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three and nine months ended September 30, 2022.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets
Money market funds	$159,964	-	$-	$159,964
U.S. treasuries	-	40,943	-	40,943
U.S. government agency securities	-	34,027	-	34,027
Corporate debt securities	-	312,940	-	312,940
Total assets	$159,964	$387,910	$-	$547,874

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets
Money market funds	$429,194	$-	$-	$429,194
U.S. treasuries	-	4,004	-	4,004
U.S. government agency securities	-	26,548	-	26,548
Corporate debt securities	-	79,209	-	79,209
Total assets	$429,194	$109,761	$-	$538,955
Liabilities
Warrant liability	$-	$-	$18,016	$18,016

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

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value (see Note 10). As of September 30, 2022, all 1,882,600 of the outstanding warrants as of December 31, 2021 have been exercised or expired.

The following table provides a summary of changes in the fair value warrant liability for the nine months ended September 30, 2022 (in thousands):

Balance at December 31, 2021	$18,016
Decrease in fair value of warrants exercised and/or expired	(1,801)
Warrants exercised and/or expired	(16,215)
Balance at September 30, 2022	$-

Convertible Notes

As of September 30, 2022, the fair value of the Convertible Notes was $285.4 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy (see Note 7).

3. Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$198,576	$436,189	$246,351	$32,073
Restricted cash	189	219	224	237
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$198,765	$436,408	$246,575	$32,310

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases (see Note 5).

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2022
Cash and cash equivalents:
Cash	$38,612	$-	$-	$38,612
Money market funds	159,964	-	-	159,964
Total cash and cash equivalents	198,576	-	-	198,576
Marketable securities available-for-sale:
U.S. treasuries	41,281	-	(338)	40,943
U.S. government agency securities	34,246	-	(219)	34,027
Corporate debt securities	314,679	-	(1,739)	312,940
Total marketable securities available-for-sale	390,206	-	(2,296)	387,910
Total cash, cash equivalents and marketable securities	$588,782	$-	$(2,296)	$586,486
December 31, 2021
Cash and cash equivalents:
Cash	$6,995	$-	$-	$6,995
Money market funds	429,194	-	-	429,194
Total cash and cash equivalents	436,189	-	-	436,189
Marketable securities available-for-sale:
U.S. treasuries	4,005	-	(1)	4,004
U.S. government agency securities	26,555	-	(7)	26,548
Corporate debt securities	79,200	9	-	79,209
Total marketable securities available-for-sale	109,760	9	(8)	109,761
Total cash, cash equivalents and marketable securities	$545,949	$9	$(8)	$545,950

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$375,208	$372,999
Mature after one year through two years	14,998	14,911
	$390,206	$387,910

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
•
the type of investments made.

There were no realized gains or losses from the sale of marketable securities during the three and nine months ended September 30, 2022 and 2021. There were no investments with unrealized losses longer than 12 months as of September 30, 2022. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. As such, there have been no declines in fair value that have been identified as other than temporary.

4. Inventories, net

The following table presents inventories, net (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$29,170	$26,637
Work-in-process	20,902	14,748
Finished goods	52,537	19,950
Total	$102,609	$61,335

As of September 30, 2022 and December 31, 2021, included in finished goods inventory was $42.2 million and $1.3 million of CpG 1018 adjuvant inventory, respectively. As of September 30, 2022 and December 31, 2021, included in finished goods inventory was $10.3 million and $18.6 million of HEPLISAV-B inventory, respectively.

We recorded prepaid manufacturing costs related to prepayments made to third-party manufacturers of CpG 1018 adjuvant, of $12.7 million and $159.7 million as of September 30, 2022 and December 31, 2021, respectively. We expect these costs to be converted into inventory within the next twelve months. As of September 30, 2022, we recorded $14.5 million of inventory write-off to cost of sales - product, in connection with the first amendment of the Clover Supply Agreement (See Note 6).

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

In March 2022, we entered into a lease agreement (“Powell Street Lease”) for office space located at 2100 Powell Street, Suite 720, Emeryville, California to replace the Powell Street Sublease which expired on June 30, 2022. The Powell Street Lease commenced on June 1, 2022 ("Powell Street Commencement Date"). Under the Powell Street Lease, we are leasing 8,053 square feet at the rate of $4.65 per square foot, paid on a monthly basis. The first two monthly rent payments following the Powell Street Commencement Date were abated. Rent is subject to scheduled annual increases, and we are responsible for certain operating expenses and taxes throughout the life of the Powell Street Lease. The Powell Street Lease will continue until July 31, 2025. There is no option to extend the lease term.

In September 2018, we entered into a lease (“Horton Street Master Lease”) for office and laboratory space located at 5959 Horton Street, Emeryville, California (“Horton Street Premises”). Under the terms of the Horton Street Master Lease, we are leasing 75,662 square feet at the rate of $4.75 per square foot, paid on a monthly basis, starting on April 1, 2019 (“Horton Street Commencement Date”). Rent is subject to scheduled annual increases, and we are also responsible for certain operating expenses and taxes throughout the life of Horton Street Master Lease. In connection with the Horton Street Master Lease, we have received tenant improvement allowance totaling $8.1 million through September 30, 2022. The Horton Street Master Lease has an initial term of 12 years, following the Horton Street Commencement Date with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use asset or the lease liability as we did not consider it reasonably certain that we would exercise the options. The operating lease right-of-use assets and liabilities on our September 30, 2022 condensed consolidated balance sheets primarily relate to the Horton Street Master Lease. Lease expense related to the Horton Street Master Lease is included in operating expense in our condensed consolidated statements of operations.

In connection with the organizational restructuring in May 2019, we did not occupy the Horton Street Premises and in July 2019, we entered into an agreement to sublease the Horton Street Premises to a third party (“Horton Street Sublease”). Under the terms of the Horton Street Sublease, we are subleasing the entire 75,662 rentable square feet at the rate of $5.50 per square foot, paid on a monthly basis. Rent is subject to scheduled annual increases and the subtenant (“Horton Street Subtenant”) is responsible for certain operating expenses and taxes throughout the life of the Horton Street Sublease. The Horton Street Sublease term is until March 31, 2031, unless earlier terminated, concurrent with the term of our Horton Street Master Lease. The Horton Street Subtenant has no option to extend the sublease term. Sublease income for the three and nine months ended September 30, 2022 were $2.0 million and $5.7 million, respectively. For the three and nine months ended September 30, 2021, we recognized sublease income of $2.0 million and $5.7 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations.

Under the terms of the Horton Street Master Lease, rent received from the Horton Street Subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

In September 2021, we entered into a commercial lease agreement in Düsseldorf, Germany (the "New Düsseldorf Lease") for the same space that we were previously leasing in Düsseldorf, Germany with the same landlord. The New Düsseldorf Lease became effective on January 1, 2022. The New Düsseldorf Lease has an initial term of 10 years, beginning on January 1, 2022, with an option to extend the lease for two successive five-year terms. The optional periods were not included in the lease term used in determining the right-of-use assets and liabilities, as we did not consider it reasonably certain that we would exercise the options. Beginning on January 1, 2024, the base rent is subject to an annual increase at the same percentage of Consumer Price Index of Germany. We are also responsible for certain operating expenses and taxes throughout the life of the New Düsseldorf Lease.

Our lease expense comprises of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$1,377	$1,535	$4,851	$4,665

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2022 and 2021 was $5.1 million and $5.2 million, respectively, and was included in change in lease liabilities in our condensed consolidated statements of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,382	$2,577
Long-term portion of lease liabilities	33,127	34,316
Total operating lease liabilities	$36,509	$36,893

As of September 30, 2022, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2022 (remaining)	$1,364	$1,659
2023	5,518	6,749
2024	5,684	6,879
2025	5,854	6,266
2026	6,030	5,824
Thereafter	27,712	26,975
Total	$52,162	54,352
Less:
Present value adjustment		(17,843)
Total		$36,509

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term	7.9 years	9.1 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of September 30, 2022, our material non-cancelable purchase and other commitments, for the supply of HEPLISAV-B and CpG 1018 adjuvant, totaled $61.0 million.

As of September 30, 2022, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $4.2 million (see Note 7). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through September 30, 2022 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of September 30, 2022.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021 and May 2022, we received $1.0 million from TriSalus because it met a pre-commercialization milestone. We recorded the proceeds as gain on sale of assets in our condensed consolidated statements of operations in the third quarter of 2021 and second quarter of 2022. We paid Holdings $0.5 million in each of September 2021 and May 2022. We included the payments in selling, general and administrative expenses in our condensed consolidated statements of operations in the third quarter of 2021 and second quarter of 2022. No liability has been recorded under this agreement as of September 30, 2022.

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

Through September 30, 2022, we have received Advance Payments totaling approximately $175.1 million pursuant to the CEPI Agreement, as amended. Advance payments totaling $107.7 million and $128.8 million were recorded as CEPI accrual in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, reflecting the outstanding balance of the CEPI Advance Payments. There was no deferred revenue balance related to the CEPI Agreement as of September 30, 2022. As of December 31, 2021, deferred revenue totaling $5.4 million were recorded as other long-term liabilities in our condensed consolidated balance sheets. There was no CEPI accounts receivable balance as of September 30, 2022. As of December 31, 2021, we recorded $14.6 million in CEPI accounts receivable which is included in other receivables in our condensed consolidated balance sheets.

Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. The terms and conditions of the Clover Supply Agreement are through December 2022.

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

In August of 2022, we signed an amendment (the “Clover Amendment No 1”) to the Clover Supply Agreement. Per the Clover Amendment No 1, we and Clover agreed to modify the scope of the Clover Supply Agreement by reducing certain quantities of CpG 1018 adjuvant, which we originally intended to deliver in accordance with a purchase order previously issued by Clover (the "Original Purchase Order"). Per the Clover Amendment No 1, the Original Purchase Order was modified to deliver less quantities of CpG 1018 adjuvant (the “Modified Purchase Order”). Prior to the Clover Amendment No 1, we had received an advance payment of $68.0 million corresponding to the Original Purchase Order. Certain of the previously received advance payments have been applied (i) in the amount of $24.1 million as cancellation fees to recover manufacturing costs incurred with contract manufacturing organizations (“CMOs”) in connection with the cancelled portion of the Original Purchase Order, (ii) as final payment of $14.6 million for the remaining quantities of CpG 1018 adjuvant to be delivered under the Modified Purchase Order, and (iii) as final payment of $29.3 million for quantities of CpG 1018 adjuvant to be delivered through December 31, 2022.

Prior to the Clover Amendment No 1, no quantities of CpG 1018 adjuvant had been delivered to Clover in connection with the Original Purchase Order. Therefore, no revenue had been recognized by us up to that point in time. The Clover Amendment No 1 was determined to be a contract modification in accordance with ASC 606. That is because the modification resulted in a decrease in scope of the original contract, and the remaining goods to be transferred under the Modified Purchase Order were deemed to be distinct. The total amount of consideration allocated to the remaining performance obligation totaled $53.2 million, which was recognized as product revenue, net, in the three and nine months ended September 30, 2022 upon the fulfilment of the Modified Purchase Order including delivery of CpG 1018 adjuvant.

Additionally, during the three months ended September 30, 2022, we recorded an inventory write-off of $14.5 million for certain raw materials previously purchased in anticipation of fulfillment of the Original Purchase Order, as it is not probable that these raw materials will be manufactured into CpG 1018 adjuvant inventory and sold by the end of their stated useful life. This excess inventory write-off was reflected as a charge to cost of sales – product, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

In October 2022, we executed the second amendment to the Clover Supply Agreement (the “Clover Amendment No 2”). Pursuant to the Clover Amendment No 2, we and Clover agreed to amend certain payment terms and further reduce certain quantities of CpG 1018 adjuvant to be delivered to Clover (the “Cancelled Portion”). The Clover Amendment No 2 primarily established: (i) a revised delivery schedule of CpG 1018 adjuvant to be delivered through December 31, 2022, (ii) revised payment terms for certain amounts to be received from Clover, and (iii) potential future collections of approximately $10.0 million payable by Clover upon the fulfillment of certain financing or net sales milestones.

As of September 30, 2022 and December 31, 2021, our contract asset balance of $71.3 million and $62.5 million, respectively was included in other current assets in our condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, we recorded accounts receivable balance of $2.5 million and $2.1 million from Clover, respectively. As of September 30, 2022 and December 31, 2021, we recognized approximately $53.5 million and $191.1 million, respectively, in deferred revenue for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement, as amended. There was no deferred revenue recognized for a portion of Clover’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Clover under the CEPI Agreement, as amended. For the three and nine months ended September 30, 2022, we recognized CpG 1018 adjuvant product revenue, net of $87.5 million and $201.1 million, respectively. For the three and nine months ended September 30,2021, we recognized CpG 1018 adjuvant product revenue of $52.4 million and $58.2 million, respectively.

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

As of September 30, 2022 and December 31, 2021, we recorded accounts receivable balance of $98.1 million and $96.1 million from Bio E, respectively. As of September 30, 2022 and December 31, 2021, we recognized approximately $33.9 million and $103.3 million, respectively, in deferred revenue for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant outside the CEPI Agreement, as amended. There was no deferred revenue recognized for a portion of Bio E’s binding commitment to purchase CpG 1018 adjuvant that was reserved for Bio E under the CEPI Agreement, as amended. For the three and nine months ended September 30, 2022, we recognized CpG 1018 adjuvant net product revenue of $27.6 million and $146.0 million, respectively from Bio E. For the three and nine months ended September 30, 2021, we recognized CpG 1018 adjuvant product revenue of $25.0 million and $25.9 million, respectively.

In June 2022, we entered into an amendment to the Bio E Supply Agreement (the “Bio E Amendment No 1”). The Bio E Amendment No 1 primarily established a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts from Biological E from the Government of India in connection with their Advance Purchase agreement for CORBEVAX.

In October 2022, we entered into a second amendment to the Bio E Supply Agreement (the “Bio E Amendment No 2”). Per the Bio E Amendment No 2, we and Bio E agreed to modify the scope of the Bio E Supply Agreement by reducing certain quantities of CpG 1018 adjuvant, which we originally intended to deliver in accordance with a purchase order previously issued by Bio E. Additionally, the Bio E Amendment No 2 extends payment terms for certain accounts receivable.

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

As of September 30, 2022, we recorded accounts receivable balance of $0.1 million from Bio Farma. As of September 30, 2022, there was no deferred revenue from Bio Farma. For the three and nine months ended September 30, 2022, we recognized CpG 1018 adjuvant net product revenue from Bio Farma of $11.2 million and $25.4 million, respectively.

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

There was no accounts receivable balance from Medigen recorded as of September 30, 2022. As of December 31, 2021, we recorded accounts receivable balance of $2.4 million from Medigen. There was no product revenue recognized from Medigen for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, we recognized CpG 1018 adjuvant net product revenue from Medigen of $6.9 million and $24.4 million, respectively.

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

As of September 30, 2022 there was no deferred revenue balance related to Valneva. As of December 31 2021, deferred revenue related to Valneva was $55.4 million. As of September 30, 2022 and December 31, 2021, there was no accounts receivable balance related to Valneva. There was no product revenue recognized from Valneva for the three months ended September 30, 2022. For the nine months ended September 30, 2022, we recognized CpG 1018 adjuvant net product revenue of $68.0 million from Valneva under a bill and hold arrangement. No CpG 1018 adjuvant product revenue was recognized for the three months ended September 30, 2021. For the nine months ended September 30, 2021, we recognized CpG 1018 adjuvant product revenue of $89.4 million.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. For the three and nine months ended September 30, 2022, we recognized revenue of $3.9 million and $6.6 million, respectively which are included in other revenue in our condensed consolidated statements of operations. There was no revenue recognized under the DoD agreement for the three and nine months ended September 30, 2021.

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

Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of September 30, 2022.

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

As a result of adopting ASU 2020-06, we accounted for the Convertible Notes as a single liability. As of September 30, 2022, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $4.2 million as a long-term liability on the condensed consolidated balance sheets. As of September 30, 2022, the fair value of the Convertible Notes was $285.4 million. See Note 2. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.10%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stated coupon interest	$1,409	$1,409	$4,228	$2,145
Amortization of debt issuance cost	273	265	812	402
Total interest expense	$1,682	$1,674	$5,040	$2,547

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

8. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$37,508	$-	$37,508	$22,707	$-	$22,707
CpG 1018 adjuvant	-	126,307	126,307	-	84,289	84,289
Total product revenue, net	37,508	126,307	163,815	22,707	84,289	106,996
Other revenue	3,877	43	3,920	1,200	74	1,274
Total revenues	$41,385	$126,350	$167,735	$23,907	$84,363	$108,270

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$90,057	$941	$90,998	$44,698	$-	$44,698
CpG 1018 adjuvant	-	440,464	440,464	-	197,860	197,860
Total product revenue, net	90,057	441,405	531,462	44,698	197,860	242,558
Other revenue	6,566	163	6,729	1,460	354	1,814
Total revenues	$96,623	$441,568	$538,191	$46,158	$198,214	$244,372

Revenues from Major Customers and Collaboration Partners

The following table summarizes HEPLISAV-B product revenue from each of our three largest Customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Largest Customer	23%	22%	20%	21%
Second largest Customer	19%	20%	18%	21%
Third largest Customer	18%	19%	17%	18%

The following table summarizes CpG 1018 adjuvant product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 adjuvant net product revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Largest collaboration partner	69%	62%	46%	45%
Second largest collaboration partner	22%	30%	33%	29%
Third largest collaboration partner	9%	8%	15%	13%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the nine months ended September 30, 2022 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Nine months ended September 30, 2022:
Accounts receivable reserves(1)	$3,823	$25,514	$(22,160)	$7,177
Revenue reserve accruals(2)	$8,253	$17,634	$(16,078)	$9,809

(1)
Reserves are for chargebacks, discounts and other fees.
(2)
Accruals are for returns, rebates and other fees.

We recognize revenue and a corresponding contract asset when our right to consideration is conditioned on something other than the passage of time. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Balance at End of Period
Nine months ended September 30, 2022:
Contract asset	$62,525	$38,410	$(28,181)	$72,754

(1) Additions are, primarily, revenues recognized for CpG 1018 adjuvant transferred to Clover that is reserved under the CEPI Agreement, as amended.

(2) Subtractions are reclassifications from contract asset to accounts receivables.

Payments received or invoices issued before we satisfy our performance obligations are recorded as deferred revenue until we satisfy such performance obligations. Our deferred revenue activities are related to CpG 1018 adjuvant product sales. The following table summarizes balances and activities in our deferred revenue accounts for the nine months ended September 30, 2022 (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Revenue recognized in the current period included in deferred revenue balance at the beginning of the period	Balance at End of Period
Nine months ended September 30, 2022:
Deferred revenue	$349,864	$12,068	$(12,068)	$(262,469)	$87,395
Long-term deferred revenue	$5,385	$6,582	$(11,967)	$-	$-

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

The numerators and denominators of the basic and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$63,809	$(28,430)	$225,423	$(23,066)
Less: undistributed earnings allocated to participating securities	-	-	(291)	-
Net income (loss) attributable to common stockholders, basic	63,809	(28,430)	225,132	(23,066)
Add: undistributed earnings allocated to participating securities	-	-	291	-
Less: removal of change in fair value of warrant liability	-	-	(1,801)	-
Add: interest expense on convertible notes	1,262	-	3,780	-
Net income (loss) attributable to common stockholders, diluted	$65,071	$(28,430)	$227,402	$(23,066)
Denominator
Weighted average common stock outstanding, basic	127,062	116,903	125,997	114,540
Effect of dilutive shares:
Stock-based compensation plans	2,933	-	2,784	-
Dilutive warrants	-	-	109	-
Convertible Notes (as converted to common stock)	21,543	-	21,543	-
Weighted average common stock outstanding, diluted	151,538	116,903	150,433	114,540

The following were excluded from the calculation of diluted net income per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Outstanding securities not included in diluted net income (loss) per share calculation:
Stock options and stock awards	5,214	5,924	7,417	6,274
Warrants (as exercisable into common stock)	-	4,895	-	4,895
Convertible Notes (as converted to common stock)	-	21,543	-	21,543
Total	5,214	32,362	7,417	32,712

10. Common Stock, Preferred Stock and Warrants

Common Stock

As of September 30, 2022, there were 127,580,921 shares of our common stock outstanding.

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

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of September 30, 2022, we had $120.5 million remaining under the 2020 ATM Agreement.

Preferred Stock

As of September 30, 2022, all of the Series B Preferred Stock had been converted into common stock.

Warrants

During the three months ended March 31, 2022, all of the 1,882,600 outstanding warrants as of December 31, 2021, were exercised or expired resulting in cash proceeds totaling $8.5 million. For the three months ended September 30, 2022, there was no change in the estimated fair value of warrant liability recognized in other income (expense) in our condensed consolidated statements of operations. For the nine months ended September 30, 2022, we recognized the decrease in the estimated fair value of warrant liability of $1.8 million as income in other income (expense) in our condensed consolidated statements of operations.

11. Equity Plans and Stock-Based Compensation

In May 2022, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 15,000,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 32,600,000 shares of common stock. As of September 30, 2022, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans.

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of September 30, 2022, there were 15,475,258 shares of common stock reserved for issuance under the Amended 2018 EIP.

Activity under our stock plans is set forth below:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	10,399	$11.55	4.16	$42,756
Options granted	2,053	12.54
Options exercised	(1,171)	8.10
Options cancelled:
Options forfeited (unvested)	(105)	9.40
Options expired (vested)	(1,828)	19.11
Balance at September 30, 2022	9,348	$10.75	4.85	$15,323
Vested and expected to vest at September 30, 2022	9,081	$10.70	4.81	$15,241
Exercisable at September 30, 2022	5,056	$10.10	3.95	$12,300

Restricted stock unit activity under our stock-based compensation plans during the nine months ended September 30, 2022 was as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2021	2,651	$8.30
Granted	2,145	12.43
Vested	(1,195)	7.72
Forfeited	(254)	10.58
Non-vested as of September 30, 2022	3,347	$10.98

We granted performance-based restricted stock unit (“PSU”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the nine months ended September 30, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2021	237	$8.40
Granted	193	11.62
Vested	(237)	8.40
Non-vested as of September 30, 2022	193	$11.62

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

	Stock Options		Stock Options		Market-Based Performance Stock Unit (“PSUs”)
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30
	2022	2021	2022	2021	2022
Weighted-average fair value per share	$-	$7.91	$7.97	$6.85	$11.62
Risk-free interest rate	-	0.7%	2.01%	0.6%	1.7%
Expected life (in years)	-	4.5	4.5	4.5	2.9
Volatility	-	0.9	0.8	1.0	0.9

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,532	$798	$4,271	$2,607
Selling, general and administrative	6,019	3,930	17,043	10,519
Cost of sales - product	323	124	626	448
Inventory	739	524	2,248	1,549
Total	$8,613	$5,376	$24,188	$15,123

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures.

12. Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $0.3 million and $0.9 million, respectively. Our effective tax rate was approximately 0.4% for the nine months ended September 30, 2022. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of September 30, 2022, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines. Our first marketed product, HEPLISAV-B® (Hepatitis B Vaccine (Recombinant), Adjuvanted) is approved in the United States and the European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including phase 1 clinical trials in Tdap and shingles, and a phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD").

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

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the three and nine months ended September 30, 2022, HEPLISAV-B product revenue, net was $37.5 million and $91.0 million, respectively.

CpG 1018® Adjuvant Supply for COVID-19 Vaccines

In January 2021, we entered into an agreement (the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant. In May 2021, we entered into the first amendment (the “Amendment”) to the CEPI Agreement. The CEPI Agreement, as amended, enables CEPI to direct the supply of CpG 1018 adjuvant to CEPI partner(s). In exchange for reserving CpG 1018 adjuvant, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan of up to $176.4 million. As of September 30, 2022, advance payments totaling $107.7 million were recorded as CEPI accrual in our condensed consolidated balance sheets.

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, as amended, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Bio E’s commercialization of its CORBEVAX vaccine. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and October of 2022, we signed two amendments to the Bio E Supply Agreement. The amendments primarily establish new payment schedules for certain outstanding invoices and reduces the scope of the Bio E Supply Agreement.

In June 2021, we entered into an agreement (the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, SCB-2019. Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In August of 2022, we signed an amendment (the “Clover Amendment No 1”) to the Clover Supply Agreement. Per the Clover Amendment No 1, we and Clover agreed to modify the scope of the Clover Supply Agreement by reducing certain quantities of CpG 1018 adjuvant, which we originally intended to deliver in accordance with a purchase order previously issued by Clover. The Clover Amendment No 1 was determined to be a contract modification in accordance with ASC 606. Accordingly, in relation to this amendment, we recognized revenue of $53.2 million during the three and nine month ended September 30, 2022, which included $24.1 million of cancellation fees to recover manufacturing costs incurred with contract manufacturing organizations (“CMOs”). As a result of the Clover Amendment No 1, we also recognized an inventory write-off of $14.5 million for certain raw materials in connection with the cancellation of manufacturing orders with our CMOs.

In October 2022, we executed the second amendment to the Clover Supply Agreement (the “Clover Amendment No 2”). Pursuant to the Clover Amendment No 2, we and Clover agreed to amend certain payment terms and further reduce certain quantities of CpG 1018 adjuvant to be delivered to Clover (the “Cancelled Portion”). The Clover Amendment No 2 primarily established: (i) a revised delivery schedule of CpG 1018 adjuvant to be delivered through December 31, 2022, (ii) revised payment terms of certain amounts to be received from Clover, and (iii) potential future collections of approximately $10.0 million payable by Clover upon the fulfillment of certain financing or net sales milestones.

In May 2022, we entered into a commercial supply agreement (the “Bio Farma Supply Agreement”) with PT Bio Farma (Persero) (“Bio Farma”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Bio Farma’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, for delivery in the second quarter and third quarter of 2022. The Bio Farma Supply Agreement also provides terms for Bio Farma to order additional quantities of CpG 1018 adjuvant for delivery throughout the life of the agreement. This contract has been fully satisfied as of September 30, 2022, no remaining deliverables exist under this arrangement.

In 2021, we entered into supply agreements with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, MVC-COV1901, for delivery throughout the life of the agreements. This contract has been fully satisfied as of September 30, 2022, no remaining deliverables exist under this arrangement.

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

In October 2021, we and Valneva entered into a letter agreement (the “Valneva Amendment”) modifying certain deliverables of the Valneva Supply Agreement. Specifically, the Valneva Amendment modifies the original Valneva Supply Agreement as follows: (1) cancels certain purchase orders for CpG 1018 adjuvant previously issued under the original Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment; and (2) provides a future delivery schedule for commercial supply of CpG 1018 adjuvant through 2022. As of the date of the Valneva Amendment, we had received non-refundable advance payments of approximately $55.4 million associated with the cancelled purchase orders. We satisfied our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment in June 2022. Accordingly, we recognized the $55.4 million of the non-refundable advance payments in June 2022. This contract has been fully satisfied as of September 30, 2022, no remaining deliverables exist under this arrangement.

For the three and nine months ended September 30, 2022, CpG 1018 adjuvant product revenue, net, was $126.3 million and $440.5 million, respectively. Past performance is not a reliable indicator of future performance, however, and future revenue and associated profitability may therefore vary significantly.

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

To date, we and our distribution partners have been able to continue to supply HEPLISAV-B throughout the United States, and currently do not anticipate any interruptions in supply. Due to the ongoing COVID-19 global pandemic, most medical centers began restricting access to their facilities and focused on providing care to only the most severely affected patients, beginning in March 2020. As states began phasing out restrictions in the middle of 2020, medical centers began operating under limited capacity or with strict social distancing rules. There has been a significant reduction in the utilization of adult vaccines (other than COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B which has impacted sales. While adult hepatitis B vaccine utilization rates have continued to stay below pre-pandemic levels, we have been seeing a gradual recovery in such utilization above all-time lows, but utilization is still slightly below pre-pandemic levels. Notwithstanding reduced overall utilization of hepatitis B vaccines, HEPLISAV-B nonetheless continues to gain market share in the U.S. hepatitis B adult vaccine market.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. More recently we have downsized our office space and are embracing a flexible work environment where many employees will be allowed, but not required, to be permanently remote as restrictions lift. In the conduct of our business activities, we are also taking actions to help protect the safety of patients and healthcare professionals. In the early stages of the pandemic, our field-based personnel reduced in-person customer interactions in healthcare settings and primarily used electronic communication, such as emails, phone calls and video conferences. Many healthcare and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact began conducting a greater proportion of their work from their homes and were facing additional demands on their time during the COVID-19 pandemic. While the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, impacted the effectiveness of our sales personnel, we have gradually moved back to in-person interactions in many cases. If there is a rise in new variants, and related precautions, however, our customers’ procurement activities and those of our collaborators may continue to be impacted which could negatively affect our overall product sales. It is possible that we may have to limit in-person engagement again in the future.

Our HEPLISAV-B post-marketing follow-up study has been completed. In April 2021, we announced the results of the post-marketing study assessing the rates of occurrence of acute myocardial infarction ("AMI") in persons receiving HEPLISAV-B compared with Engerix-B. The results provided evidence that there is no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B. We expect data from the autoimmune portion of our observational study to be made available in the fourth quarter of 2022. Our HEPLISAV-B dialysis study has also been completed. Final immunogenicity results included a seroprotection rate of 89.3% with high levels of anti-HBs antibodies. Safety data showed HEPLISAV-B was well tolerated and no safety concerns were observed.

The extent of the impact of the COVID-19 pandemic on our ability to generate sales and revenues, our regulatory efforts, our corporate development objectives and the value of, and market for, our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Because of the above and other factors, our results of operations may vary substantially from year to year, and from quarter to quarter, and, as a result, we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For additional information on the various current and future potential risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors, included below.

We have actively pursued opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging CpG 1018 adjuvant, our toll-like receptor 9 (“TLR9”) agonist, which is also used in our HEPLISAV-B product. Since the first half of 2021, we announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines. To date, three of our collaborators have received emergency use authorization and, in addition, one of our collaborators has received full approval for their COVID-19 vaccines. We and our contract manufacturers have been developing and implementing plans to help scale-up activities to support pandemic-level of production of our CpG 1018 adjuvant, as necessary to support these and any future collaborations. There can be no assurance we will be successful in our efforts to help develop or supply adjuvanted COVID-19 vaccines or other vaccines over the long term.

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

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2022, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2021 to 2022		September 30,		2021 to 2022
Revenues:	2022	2021	$	%	2022	2021	$	%
HEPLISAV-B	$37,508	$22,707	$14,801	65%	$90,998	$44,698	$46,300	104%
CpG 1018 adjuvant	126,307	84,289	42,018	50%	440,464	197,860	242,604	123%
Total product revenue, net	163,815	106,996	56,819	53%	531,462	242,558	288,904	119%
Other revenue	3,920	1,274	2,646	208%	6,729	1,814	4,915	271%
Total revenues	$167,735	$108,270	$59,465	55%	$538,191	$244,372	$293,819	120%

HEPLISAV-B product revenue for the three and nine months ended September 30, 2022 increased, compared to the same periods in 2021, primarily due to higher volume driven by continued improvement in market share and utilization of adult vaccines.

Other revenue primarily includes revenue from our agreement with the DoD. Other revenue for the three and nine months ended September 30, 2022 increased, compared to the same periods of 2021, due to $3.9 million and $6.6 million of revenue recognized from our agreement with the DoD, respectively. There was no revenue recognized from DoD for the same periods in 2021.

The following table summarizes our CpG 1018 adjuvant product revenue, net by customers (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2021 to 2022		September 30,		2021 to 2022
CpG 1018 adjuvant product revenue:	2022	2021	$	%	2022	2021	$	%
Clover (1)	$87,483	$52,431	$35,052	67%	$201,061	$58,170	$142,891	246%
Bio E	27,643	24,968	2,675	11%	145,954	25,908	120,046	463%
Medigen	-	6,890	(6,890)	(100)%	-	24,382	(24,382)	(100)%
Bio Farma	11,181	-	11,181	100%	25,436	-	25,436	100%
Valneva (2)	-	-	-	-	68,013	89,400	(21,387)	(24)%
Total CpG 1018 adjuvant product revenue	$126,307	$84,289	$42,018	50%	$440,464	$197,860	$242,604	123%

(1) In the three and nine months ended September 30, 2022, we recognized $24.1 million of revenue related to certain non-cancelable costs that we incurred under the Clover Supply Agreement.

(2) We recognized $55.4 million of advance payments as product revenue in the three months ended June 30, 2022 as we satisfied our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment.

CpG 1018 adjuvant product revenue for the three and nine months ended September 30, 2022, increased, compared to the same periods in 2021, primarily due to an increase in sales volume, as we entered into supply and collaboration agreements with major collaboration partners in the second quarter of 2021, third quarter of 2021 and second quarter of 2022 and we continued to manufacture and ship CpG 1018 adjuvant pursuant to such supply and collaboration agreements.

As our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development stockpile, we expect CpG 1018 adjuvant revenues associated with these arrangements to substantially decrease in future years.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for pre-filled syringes (“PFS”) of HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2021 to 2022		September 30,		2021 to 2022
Cost of Sales - Product	2022	2021	$	%	2022	2021	$	%
HEPLISAV-B	$11,511	$10,544	$967	9%	$27,740	$17,913	$9,827	55%
CpG 1018 adjuvant	49,823	49,546	277	1%	156,925	81,647	75,278	92%
Total cost of sales - product	$61,334	$60,090	$1,244	2%	$184,665	$99,560	$85,105	85%

For the three and nine months ended September 30, 2022, HEPLISAV-B cost of sales-product increased, compared to the same periods in 2021, primarily due to higher volume driven by continued improvement in market share and utilization of adult vaccines.

Included in HEPLISAV-B cost of sales - product, for each of the three and nine months ended September 30, 2022, was an excess capacity charge due to non-routine equipment installation at our facility in Düsseldorf of $0.7 million.

In comparison, included in HEPLISAV-B cost of sales - product, for each of the three and nine months ended September 30, 2021, was an excess capacity charge in connection with an expansion project at our manufacturing facility in Düsseldorf of $3.2 million.

The increase in CpG 1018 adjuvant cost of sales-product for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was due to an increase in sales volume as we entered into supply and collaboration agreements with major collaboration partners in the second quarter of 2021, third quarter of 2021 and second quarter of 2022 and we continued to manufacture and ship CpG 1018 adjuvant pursuant to such supply and collaboration agreements. In connection with the Clover Amendment No 1, we obtained control of raw materials totaling $14.5 million that had been purchased by our third-party manufacturers. Due to the reduction in the scope of the Clover Agreement, we recorded $14.5 million of inventory write-off to cost of sales - product, related to these raw materials, as it is not probable that the raw materials will be manufactured into CpG 1018 adjuvant inventory and sold.

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

The following is a summary of our research and development expense (in thousands, except for percentages). Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses:

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2021 to 2022		September 30,		2021 to 2022
Program expenses:	2022	2021	$	%	2022	2021	$	%
HEPLISAV-B development	$959	$1,695	$(736)	(43)%	$3,064	$7,185	$(4,121)	(57)%
CpG 1018 adjuvant development	487	1,060	(573)	(54)%	2,182	4,216	(2,034)	(48)%
Tetanus, diphtheria, and acellular pertussis	2,902	1,260	1,642	130%	6,742	3,575	3,167	89%
Shingles	3,549	957	2,592	271%	9,337	1,390	7,947	572%
Plague (1)	1,834	-	1,834	100%	3,025	-	3,025	100%
Other (2)	1,187	94	1,093	1163%	3,693	950	2,743	289%
Other research and development expenses:
Facility costs	512	322	190	59%	1,432	1,188	244	21%
Non-cash stock-based compensation	1,532	798	734	92%	4,271	2,607	1,664	64%
Total research and development	$12,962	$6,186	$6,776	110%	$33,746	$21,111	$12,635	60%

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

(2) For the nine months ended September 30, 2022, "Other" includes pre-clinical investments and approximately $1.0 million in final close-out costs associated with the divestment of our immuno-oncology portfolio in 2019.

Research and development expenses increased by $6.8 million and $12.6 million for the three and nine months ended September 30, 2022, respectively compared to the same periods in 2021. The increase of $7.2 million and $16.9 million for the three and nine months ended September 30, 2022, respectively was primarily due to continued investments in our product candidates with CpG 1018 adjuvant through pre-clinical and clinical collaborations, additional discovery efforts and a one-time wind down cost related to our immuno-oncology program. These were partially offset by a $1.3 million and $6.2 million decrease for the three and nine months ended September 30, 2022, respectively in HEPLISAV-B and CpG 1018 adjuvant development costs. HEPLISAV-B development costs for the three and nine months ended September 30, 2022 decreased, compared to the same periods of 2021, primarily due to the completion of HEPLISAV-B dialysis study. In addition, HEPLISAV-B development costs for nine months ended September 30, 2021 included activities associated with increasing production yields at our Düsseldorf manufacturing facility. CpG 1018 adjuvant development costs for the three and nine months ended September 30, 2021 included CpG 1018 adjuvant production scale-up costs. As we continue to progress our clinical-stage pipeline, we expect research and development expenses to continue to represent a substantial portion of our expenses and continue to increase in future years.

Non-cash stock-based compensation for the three and nine months ended September 30, 2022 increased, compared to the same periods in 2021, primarily due to higher headcount to support investment in our clinical vaccine programs.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2021 to 2022		September 30,		2021 to 2022
Selling, General and Administrative:	2022	2021	$	%	2022	2021	$	%
Compensation and related personnel costs	$12,755	$11,389	$1,366	12%	$38,865	$29,765	$9,100	31%
Outside services	9,738	8,020	1,718	21%	33,555	20,307	13,248	65%
Legal costs	438	487	(49)	(10)%	1,590	1,481	109	7%
Facility costs	3,092	3,100	(8)	-	9,340	8,860	480	5%
Non-cash stock-based compensation	6,019	3,930	2,089	53%	17,043	10,519	6,524	62%
Total selling, general and administrative	$32,042	$26,926	$5,116	19%	$100,393	$70,932	$29,461	42%

For the three and nine months ended September 30, 2022, compensation and related personnel costs increased, as compared to the same period in 2021, primarily due to higher headcount and an increase in business travel as COVID-19 travel restrictions were easing.

For the three and nine months ended September 30, 2022, outside services increased, as compared to respective periods in 2021 primarily due to an overall increase in commercial and marketing efforts related to the Centers for Disease Control and Prevention's Advisory Committee on Immunization Practices (“ACIP”) universal recommendation and our efforts to expand market share.

The increase in non-cash stock-based compensation for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily due to higher headcount combined with an increase in the valuation of equity awards.

Gain on Sale of Assets

In July 2020, we sold assets related to our immuno-oncology compound, SD-101, which included intellectual property, clinical and non-clinical data, regulatory filings, clinical supply inventory and certain contracts to Surefire Medical Inc. d/b/a TriSalus Life Sciences (“TriSalus”). Pursuant to the Asset Purchase Agreement, we received $5.0 million upon closing of the transaction and $4.0 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound. In the third quarter of 2020, we recognized a gain on sale of SD-101 assets of $6.9 million, net of transaction costs.

In May 2022, we received payment of $1.0 million from TriSalus for their meeting a pre-commercialization milestone. In the second quarter of 2022, we recognized a gain on sale of SD-101 assets of $1.0 million in our condensed consolidated statements of operations.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2021 to 2022		September 30,		2021 to 2022
	2022	2021	$	%	2022	2021	$	%
Interest income	$2,562	$39	$2,523	6,469%	$3,588	$134	$3,454	2,578%
Interest expense	$(1,685)	$(1,676)	$9	1%	$(5,048)	$(9,497)	$(4,449)	(47)%
Sublease income	$2,026	$2,022	$4	-	$5,660	$5,714	$(54)	(1)%
Loss on debt extinguishment	$-	$-	$-	-	$-	$(5,232)	$(5,232)	(100)%
Change in fair value of warrant liability	$-	$(45,121)	$45,121	100%	$1,801	$(68,576)	$70,377	103%
Other	$(208)	$238	$(446)	(187)%	$(63)	$622	$(685)	(110)%

Interest income for the three and nine months ended September 30, 2022 increased, as compared to the same periods in 2021, primarily due to higher yields and balances in on our marketable securities portfolio. Interest expense for the nine months ended September 30, 2022 decreased, as compared to the same period in 2021, due to the repayment of our long-term debt in May 2021, replaced by the issuance of Convertible Notes in May 2021 at a lower effective interest rate. The change in the fair value of warrant liability is primarily due to the decrease in our stock price from January 1, 2022 through the expiration date of the warrants on February 12, 2022. There were no warrants outstanding as of September 30, 2022. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Income Taxes

For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $0.3 million and $0.9 million, respectively. Our effective tax rate was approximately 0.4% for the nine months ended September 30, 2022. We recorded no income tax provision and our effective tax rate was 0% for each of the three and nine months ended September 30, 2021. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the period ended September 30, 2022 and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2022, we had $586.5 million in cash, cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash, cash equivalents and short-term marketable securities as of September 30, 2022, and anticipated revenues from HEPLISAV-B and CpG 1018 adjuvant, will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of September 30, 2022, advance payments totaling $107.7 million were recorded as CEPI accrual in our condensed consolidated balance sheets.

As of September 30, 2022, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $4.2 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

2022 versus 2021

During the nine months ended September 30, 2022, we generated $27.8 million of cash from our operations primarily due to our net income of $225.4 million, of which $42.3 million consisted of non-cash items which included stock-based compensation, depreciation and amortization, change in fair value of warrant liability, amortization of right-of-use assets, non-cash interest expense, provision for write-down of inventories and accretion and amortization on marketable securities. By comparison, during the nine months ended September 30, 2021, we generated $215.0 million of cash from our operations primarily due to our net loss of $23.1 million, of which $92.0 million consisted of non-cash items, which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense and accretion and amortization on marketable securities. For the nine months ended September 30, 2022 and 2021, we recognized revenue totaling $262.5 million and $38.2 million, respectively, that were included in deferred revenue balances at December 31, 2021 and 2020, respectively. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $283.0 million and $40.7 million, respectively. Cash used in investing activities for the nine months ended September 30, 2022 and 2021 included $278.5 million and $35.3 million of net purchases of marketable securities, respectively.

During the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $19.4 million and $41.0 million, respectively. Cash provided by financing activities for the nine months ended September 30, 2022 included net proceeds of $8.5 million from warrants exercised and $10.9 million proceeds from options exercised and employee stock purchase plan. Cash provided by financing activities for the nine months ended September 30, 2021 included net proceeds of $219.8 million from the issuance of our Convertible Notes, $28.2 million from our 2020 ATM Agreement, $6.2 million from options exercised and employee stock purchase plan, $4.3 million from warrants exercised, offset by $190.2 million repayment of our long-term debt and $27.2 million purchases of capped call options.

As of September 30, 2022, we had $120.5 million available pursuant to the 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and nine months ended September 30, 2022, we recorded net income of $63.8 million and $225.4 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue to invest in commercialization of HEPLISAV-B, development of our CpG 1018 adjuvant and clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

Contractual Obligations

As of September 30, 2022, our material non-cancelable purchase commitments, for the supply of HEPLISAV-B and CpG 1018 adjuvant totaled $61.0 million.

There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b) Changes in internal controls

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. While we have largely migrated to a remote work model, our established internal control structure is not impacted. As we continue to monitor and adapt to the changing environment due to COVID-19, embracing a remote work environment and the related possibility of a cybersecurity impact, including a security breach or cyber-attack, we will continue to evaluate our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations. We are not currently aware of any material legal proceedings involving the Company.

ITEM 1A. RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements concerning the direct and indirect impact of the ongoing COVID-19 pandemic on our business, our future efforts to obtain regulatory approval, advance our collaborations and our pipeline, manufacture and commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission on February 28, 2022.

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
•
We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our products and our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our products and product candidates in commercial quantities. With respect to HEPLISAV-B, we use a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our or our contract manufacturer's ability to provide sufficient supply in this presentation.
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

In 2021, we significantly expanded our field sales force. It will take time for this expanded team to generate significant sales momentum, if it does so at all. Although we have had some success growing and developing our field sales force following the launch of our first commercial product, HEPLISAV-B, there is no guarantee that we will be able to generate sales at the same rates going forward, or at all. In addition, retention of capable sales personnel may be more difficult as we focus on a single product offering and we must retain our salesforce in order for HEPLISAV-B to establish a commercial presence.

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

We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive actions to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. To help protect the health and safety of our workforce, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. More recently we have downsized our office space and are embracing a flexible work environment where many employees will be allowed, but not required, to be permanently remote as restrictions lift. In the conduct of our business activities, we are also taking actions to protect the safety of patients and healthcare professionals. In the early stage of the pandemic, our field-based personnel reduced in-person customer interactions in healthcare settings and primarily used electronic communication, such as emails, phone calls and video conferences. We may be required to do so again in the future. Many healthcare and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact began conducting a greater proportion of their working schedule from home and were facing additional demands on their time during the COVID-19 pandemic. While the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, impacted the effectiveness of our sales personnel, we have gradually moved back to in-person interactions in many cases. With the rise of new variants and related precautions, however, our customers’ procurement activities and those of our collaborators continue to be impacted which could negatively affect our overall product sales. It is possible that we may have to limit in-person engagement again the in future.

In addition, due to the ongoing COVID-19 global pandemic, most medical centers initially restricted access to their facilities and focused on providing care to only the most severely affected patients beginning in March 2020. As states began phasing out these restrictions, medical centers began operating under limited capacity and strict social distancing rules. The overall impact generally resulted in a significant reduction in the utilization of adult vaccines (other than COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B which has impacted sales of HEPLISAV-B. While adult hepatitis B vaccine utilization rates have continued to stay below pre-pandemic levels, we have been seeing a gradual recovery in such utilization above all-time lows, but still slightly below pre-pandemic levels.

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

Our business and operations have been, and may continue to be, adversely affected by the ongoing COVID-19 global pandemic.*

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

There has been a significant reduction in the utilization of adult vaccines (other than COVID-19 vaccines) since the end of the first quarter of 2020, including a reduction in the utilization of HEPLISAV-B which has impacted sales of HEPLISAV-B. While adult hepatitis B vaccine utilization rates have continued to stay below pre-pandemic levels, we have been seeing a gradual recovery in such utilization above all-time lows, but still slightly below pre-pandemic levels. We also cannot predict to what extent the COVID-19 pandemic may continue to disrupt demand for HEPLISAV-B, but the overall magnitude of the disruption to our business will depend, in part, on the length and ongoing severity of the restrictions, and other limitations on our ability to conduct our business in the ordinary course. Prolonged disruptions would likely materially and negatively impact our business, operating results and financial condition.

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

As we plan to scale up production capabilities for HEPLISAV-B as well as production capabilities for our CpG 1018 adjuvant, to support market share gains or potential vaccine collaborations in response to COVID-19 and other initiatives, we have been, and in the future will be, required to make significant financial commitments to reserve manufacturing capacity at our CMOs, including prepayments of purchase orders to facilitate the procurement of raw materials and the incurrence of various manufacturing costs. Under ordinary circumstances we would make these commitments close in time and with some level of certainty that we have customers making similar commitments to us. Because of long lead times on manufacturing, uncertainty about who will ultimately buy adjuvant from us and in what quantities, if any, as well as the need to book manufacturing capacity in advance, the financial commitments we make to our CMOs to support manufacturing may not be recovered in their entirety, or at all, if our collaborators or customers do not ultimately purchase from us at expected volumes. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. Similarly, prepayments of purchase orders may not be recoverable if we do not ultimately require the entire volume subject to the applicable purchase order. As a result, we could end up making financial commitments that we never recover if demand for the adjuvant or any other product does not materialize in the volumes we are expecting or at all. This may require us to record certain charges or write-offs in one or more fiscal periods, which in turn could result in significant, unexpected fluctuations in our quarterly and annual operating results, and potentially have a material adverse effect on our results of operations, and financial condition. For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 that we originally intended to deliver in accordance with a purchase order previously issued by Clover. Because of the financial commitments we had made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, as a result of the Clover amendment we recorded an inventory write-off of $14.5 million as of September 30, 2022.

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

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.*

A substantial portion of our revenue for the foreseeable future may depend on sales of CpG 1018 adjuvant, which are difficult to predict. For example, as of September 30, 2022, we received advanced payments from certain of our customers to purchase specified quantities of CpG 1018 adjuvant which were recorded as deferred revenue until we deliver the adjuvant and meet all criteria to recognize revenue. In accordance with our stated revenue policy, we expect to record revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. Our COVID collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies, our ability to collect our own receivables may be adversely affected, and we may not realize all deferred revenue amounts. We have in the past, and may in the future, adjust delivery dates, allow cancellations or give concessions on outstanding receivables in certain circumstances to better enable our customers to meet their obligations, which can impact the timing or amount of revenue recognition, cash collections and transfer of control. For example, in August and October 2022, we entered into an amendment to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant deliverable under the agreement and/or reduce amounts receivable, which we originally intended to deliver in accordance with a purchase order previously issued by Clover, and apply prepayments Clover previously made to us as payment for portions of pending outstanding purchase orders. The occurrence and timing of a transfer of control can be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. We expect that our visibility into future revenue relating to sales of CpG 1018 adjuvant, including volumes, prices and timing, will continue to be limited and could result in significant, unexpected fluctuations in our quarterly and annual operating results. Our current supply agreements expire at the end of 2022, and if they are not renewed, extended or replaced, or our CpG 1018 adjuvant customers do not otherwise place new orders for CpG 1018 adjuvant at prior volumes or at all, our future revenue will decrease materially relative to prior periods.

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the nine months ended September 30, 2022, sales of CpG 1018 adjuvant accounted for 81.8% of our overall revenue, and two CpG 1018 adjuvant customers accounted for 64.5% of our revenue. If orders from our top customers or the number of CpG 1018 adjuvant collaborations are reduced or discontinued, or additional orders or payments are delayed or not made, our revenue and/or cash flow in future periods may materially decrease or deviate from stated expectations. As many of our CpG 1018 adjuvant customers rely on government orders and payments for their approved vaccines, delays in government funding or budget approval processes can exacerbate these issues. Fluctuations in our operating results may make financial planning and forecasting difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. Similarly, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our products and our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our products or product candidates in commercial quantities. With respect to HEPLISAV-B, we use a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to manufacture or have manufactured sufficient supply in this presentation.*

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B surface antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. The FDA approved our pre-filled syringe presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation and rely on a contract manufacturer to do so. Our contract manufacturer is the only approved provider that we have, and there can be no assurance that we or they can successfully manufacture sufficient quantities of pre-filled syringes in compliance with good manufacturing practice ("GMP") in order to meet market demand, whether because of our supplier’s own operations, operations of its sub-suppliers, issues with downstream supply chains or otherwise. If our contract manufacturer is unable to source components needed to complete fill and finish of our pre-filled syringes, we may be required to identify a second source which would have associated costs and regulatory requirements. If we are unable to do all this, on a timely basis or at all, our HEPLISAV-B sales could be materially and adversely impacted.

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

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of September 30, 2022, three of our collaborators have received emergency use authorization and one of our collaborators has received full approval from an applicable regulatory authority for a vaccine for COVID-19 containing our adjuvant. We have historically relied on a single supplier to produce our CpG 1018 adjuvant, and only recently have qualified an alternate supplier to produce the adjuvant with whom we have a limited operating relationship. If we were unable to maintain our existing suppliers for the adjuvant, we would have to establish and maintain an alternate qualified manufacturing capability, which would result in significant additional operating costs and delays in developing and commercializing any potential adjuvanted vaccines produced by us or our third-party collaborators. We or other third parties may not be able to produce sufficient adjuvant at a cost, quantity and quality similar to that available from our current third-party suppliers, or at all, and even if we are successful in adding an additional supplier, there is no guarantee such supplier will be able to manufacture compliant supplemental quantities sufficient to support commercial demand, to the extent it materializes, and in the timeframes required.

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

Furthermore, restrictive government actions related to potential waivers of intellectual property rights in the case of national emergencies or in other circumstances, such as imposition of compulsory licenses related to COVID-19 vaccines, as well as other regulatory initiatives, may result in a general weakening of our or our collaborators’ intellectual property protection or otherwise diminish or eliminate our or our collaborators’ ability to realize any commercial benefit from the development of a COVID-19 vaccine containing CpG 1018 adjuvant. This may, in turn, adversely impact the demand for CpG 1018 adjuvant, which would have a material adverse effect on our business, results of operations, and financial condition.

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell certain of our products or product candidates on commercially reasonable terms.

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price, as well as the availability of coverage and adequate reimbursement, from third-party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as we believe private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third-party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Reimbursement or pricing in jurisdictions outside the U.S. may be less favorable. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLISAV-B sufficient to achieve profitability, and future acceptance of such pricing.

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

We have applied for, and in some cases have received, grants to help fund the scale-up of CpG 1018 adjuvant production, and such grants, if and when received, may involve pricing or other restrictions.

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

We are subject to ongoing FDA and EMA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B.*

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction (“AMI”). This post-marketing study was initiated in August 2018 and concluded in November 2020. While the results of the study, announced in April 2021, provided that there was no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B, we may be required to conduct further studies on HEPLISAV-B or our other product candidates in the future. We are also awaiting data from the autoimmune portion of our observational study and we expect that data to be made available in the fourth quarter of 2022. We are also committed to conducting an observational surveillance study to evaluate the incidence of new onset immune-mediated diseases, herpes zoster and anaphylaxis, and we are required to establish a pregnancy registry to provide information on outcomes following pregnancy exposure to HEPLISAV-B. These studies will require significant effort and resources, and failure to timely conduct and/or complete these studies to the satisfaction of the FDA could result in withdrawal of our biologics license application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. As we advance our pipeline, similar studies may be required for other candidates. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or labels of any future products, or expose additional safety concerns that may result in product liability and withdrawal of a product or products from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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
•
the presence of other competing approved products;
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

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient, or any, revenues and our business will be harmed.*

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck, GlaxoSmithKline plc (“GSK”) and VBI Vaccines Inc. ("VBI"), and with vaccines from those companies as well as several additional established pharmaceutical companies who market abroad. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the European Union and United States. Competition in European markets could affect our success or the success of our distributor in that market as well. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.

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

Despite recent profitability, we have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses for the foreseeable future unless we can successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant, and if we are unable to sustain profitability, the market value of our common stock will likely decline.*

We have generated limited revenue from the sale of products and, prior to January 1, 2021, have incurred losses in each year since we commenced operations in 1996. Our net income for the three and nine months ended September 30, 2022 was $63.8 million and $225.4 million, respectively compared to net loss of $28.4 million and $23.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $991.9 million.

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

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.*

As of September 30, 2022, we had $586.5 million in cash, cash equivalents and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and nine months ended September 30, 2022, we recorded net income of $63.8 million and $225.4 million, respectively. As of September 30, 2022, we had an accumulated deficit of $991.9 million. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may have an adverse effect on our operations and business.*

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There have been executive, legal and political challenges to certain aspects of ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. However, it is possible that the ACA will be subject to additional judicial or Congressional challenges in the future. In addition, the ACA has been subject to various health reform measures. For example, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how these and any additional healthcare reform measures will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. In addition, the IRA will, among other things, (i) allow the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

In connection with our work with the U.S. Department of Defense, we have become a defense contractor, and are therefore subject to additional administrative burdens and control requirements in connection with the maintenance of that relationship.

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

Risks Related to our Intellectual Property

If third parties assert that we have infringed their patents and proprietary rights or challenge our patents and proprietary rights, we may become involved in intellectual property disputes and litigation that would be costly, time consuming and delay or prevent development or commercialization of our product candidates.*

We may be exposed to future litigation or other dispute with third parties based on claims that our products, product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the ownership, scope or validity of our or another party’s proprietary rights, including a challenge as to the validity of our issued and pending claims. From time to time, we have been, and in the future may become, involved in various administrative proceedings related to our intellectual property which can cause us to incur certain legal expenses.

If we become involved in any litigation and/or other administrative proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.

If we or our collaborators are unsuccessful in defending or prosecuting our issued and pending claims or in defending potential claims against our products, for example, as may arise in connection with the commercialization of HEPLISAV-B or any similar or other product candidate, we or our collaborators could be required to pay substantial damages or be unable to commercialize our product candidates or use our proprietary technologies without a license from such third party. A license may require the payment of substantial fees or royalties, require a grant of a cross-license to our intellectual property or technologies or may not be available on acceptable terms, if at all. Any of these outcomes could require us to change our business strategy and could materially impact our business, operations or financial condition.

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, the value of our products or product candidates will decrease, and we may be unable to realize any commercial benefit from the development of a vaccine containing our CpG 1018 adjuvant.*

Our success depends on our ability to:

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

For example, our HEPLISAV-B and CpG 1018 adjuvant have no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by method of use patent claims relating to HEPLISAV-B and the use of CpG 1018 adjuvant in vaccines, and trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to HEPLISAV-B and CpG 1018 adjuvant. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that are projected to expire in 2032. We have filed patent applications claiming compositions and methods of use of CpG 1018 adjuvant for COVID-19 and other vaccines, but we cannot provide any assurances that we will receive an issued patent for any of these patent applications or that, if issued, any of these patents will provide adequate protection for any intended use of CpG 1018 adjuvant in vaccines. In addition, we are or may be subject to co-ownership of the underlying intellectual property with our collaborators and, therefore, may not be the sole owner. If we are unable to adequately obtain patent protection or enforce our other proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize any recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018 adjuvant.

The biopharmaceutical patent environment outside the U.S. is also uncertain. We may be particularly affected by this uncertainty since several of our product candidates or our collaborators’ vaccine candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection, if any at all. For example, while many countries such as the U.S. permit method of use patents or patent claims relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving, or may prohibit certain activities, and may be unfavorably interpreted to prevent us from successfully prosecuting some or all of our pending patent applications relating to the use of CpG 1018 adjuvant. There are some countries that currently do not allow such method of use patents or patent claims, or that significantly limit the types of uses, claims or subject matter that are patentable.

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

We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that may not be directed to what is considered to be not patentable subject matter, and for processes for which patents are difficult to enforce. We cannot be certain that we will be able to protect our trade secrets or other proprietary know-how adequately. Any disclosure of confidential data in the public domain or to third parties could allow our competitors to learn our trade secrets. If we are unable to adequately obtain or enforce proprietary rights, we may be unable to commercialize or continue to commercialize our products, enter into or maintain collaborations, generate revenues or maintain any advantage we may have with respect to existing or potential competitors.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of September 30, 2022, we had $120.5 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*

From January 1 through September 30, 2022, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*

From January 1 through September 30, 2022, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Form of Warrant to Purchase Common Stock	4.1	8-K	August 8, 2019	001-34207
4.4	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.5	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1^	Amendment No. 1 to Supply Agreement, dated effective as of June 23, 2022, by and between the Company and Biological E. Limited					X
10.2^

Letter Agreement, dated August 30, 2022, by and among the Company, Zhejiang Clover Biopharmaceuticals, Inc., Clover Biopharmaceuticals (Hong Kong) Co., Limited and Sichuan Clover Biopharmaceuticals, Inc.

						X
10.3^	Amendment No. 2 to Supply Agreement, dated effective as of September 30, 2022, by and between the Company and Biological E. Limited					X
10.4^	Letter Agreement No. 2, dated October 31, 2022, by and among the Company, Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 03, 2022	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer
(Principal Executive Officer)

Date: November 03, 2022	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: November 03, 2022	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller, Chief Accounting Officer
(Principal Accounting Officer)