Form 10-K
period 2022-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2023-02-23
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34207

Dynavax Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0728374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Powell Street, Suite 720

Emeryville, CA 94608

(510) 848-5100

(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.001 par value	DVAX	Nasdaq Global Select Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2022 as reported on the Nasdaq Capital Market, was approximately $1.1 billion. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2023, the registrant had outstanding 127,686,631 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Francisco, California

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our ability to successfully commercialize HEPLISAV-B®, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine for COVID-19 that stem from our collaboration partners or any other parties, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, including COVID-19 vaccines, the development, advancement of and milestones concerning our tetanus, diphtheria and pertussis, shingles and plague programs, including timing, scope, design and interim results of clinical trials and the safety and tolerability profile of product candidates, our ability to develop and expand our clinical research pipeline, our ability to meet regulatory requirements, the direct and indirect impact of the ongoing COVID-19 global pandemic and other market factors on our business and operations, including sales of HEPLISAV-B, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs, as well as our plans, objectives, strategies, expectations and intentions for our business. These statements appear throughout this Annual Report on Form 10-K and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or words of similar import. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described herein as part of your evaluation of an investment in our securities:

•
HEPLISAV-B has been approved and launched in the United States and the European Union, including Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
•
Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.

•
We have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant. Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
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
•
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
•
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
•
Our business and operations have been, and may continue to be, adversely affected by the ongoing COVID-19 global pandemic.
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
•
HEPLISAV-B and all of our clinical programs rely on oligonucleotide toll-like receptor (“TLR”) agonists. In the event of serious adverse event data relating to TLR agonists, we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.
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
•
As we plan for the broader commercialization of our HEPLISAV-B vaccine and for the requisite capacity to manufacture our CpG 1018 adjuvant, our financial commitments for manufacturing and supply capacity might outpace actual demand for our products.
•
We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S. and the European Union, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
•
We rely on clinical research organizations (“CROs”) and clinical sites and investigators for our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.
•
As a biopharmaceutical company, we engage CROs to conduct clinical studies, and failure by us or our CROs to conduct a clinical study in accordance with good clinical practices (“GCP”) standards and other applicable regulatory requirements could result in disqualification of the applicable clinical trial from consideration in support of approval of a potential product.
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

PART I

ITEM 1. BUSINESS

OUR COMPANY

We are a commercial stage biopharmaceutical company dedicated to developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven, proprietary vaccine adjuvant technology. We are currently focused on our efforts to drive long-term shareholder value by maximizing utilization of our HEPLISAV-B® hepatitis B vaccine, advancing our CpG 1018® adjuvant supply strategy, most notably through COVID-19 collaborations, and expanding our own portfolio of innovative vaccine candidates leveraging our proven adjuvant technology.

Our first marketed product, HEPLISAV-B (Hepatitis B Vaccine (Recombinant), Adjuvanted), is approved in the United States and European Union for prevention of infection caused by all known subtypes of hepatitis B virus ("HBV") in adults age 18 years and older. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S. and European Union. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to other currently approved hepatitis B vaccines, which requires three doses over six months, with similar safety profiles. We have worldwide commercial rights to HEPLISAV-B and we market it in the United States and the European Union. We received Marketing Authorization approval of HEPLISAV-B in February 2021 from the European Commission for prevention of infection caused by all known subtypes of HBV in adults age 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022 we commenced commercial shipments of HEPLISAV-B in Germany.

We also manufacture and sell CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials in Tdap and shingles, and a Phase 2 clinical trial in plague in collaboration with, and fully funded by, the U.S. Department of Defense ("DoD").

We expect to drive future innovation through our clinical pipeline and discovery efforts. Currently, we have three clinical development programs, and additional pre-clinical and clinical collaborations:

•
In October 2022, our tetanus, diphtheria, and acellular pertussis (“Tdap”) booster vaccine program unveiled adult and adolescent safety data from the Phase 1 randomized clinical trial. This Tdap vaccine candidate was well tolerated in the trial, with no safety concerns observed. Additionally, immunogenicity levels in adults and adolescents met our expectations and supported our plan to continue advancement of this clinical program.
•
In January 2023, we announced the completion of our randomized Phase 1 clinical trial of our shingles vaccine program evaluating the safety, tolerability, and immunogenicity in adults of our shingles vaccine candidate utilizing CpG 1018 adjuvant compared to the leading marketed shingles vaccine in the U.S.
•
In collaboration with, and fully funded by, the U.S. Department of Defense, we initiated a Phase 2 randomized clinical trial evaluating the immunogenicity, safety and tolerability in adults of a plague (rF1V) vaccine candidate utilizing CpG 1018 adjuvant in October 2022.
•
We are also working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and through preclinical and clinical collaborations with third-party research organizations, including an ongoing collaboration with the Icahn School of Medicine at Mount Sinai investigating universal and seasonal influenza vaccine candidates and Queensland Institute of Medical Research, testing poly T cell epitope proteins with other antigens in preclinical models.

Adjuvant Technology Overview: Toll-like Receptor Immune Modulation Platform

Toll-like receptors (TLRs) are a family of transmembrane proteins that play a vital role in innate immunity and subsequent adaptive immunity. Signaling through these receptors is triggered by the binding of a variety of pathogen-associated molecules and is essential to generation of innate immunity. The innate immune response is the first line of defense against viruses, bacteria and other potential pathogens. Importantly, the innate response initiates and regulates the generation of an adaptive immune response composed of highly specific antibodies and T cells. Compounds used in vaccine products that stimulate enhanced immune responses are generally referred to as adjuvants.

Our work in this area has been focused primarily on stimulation of a subset of TLRs that recognize bacterial and viral nucleic acids. This work resulted in the identification of proprietary unmethylated synthetic oligonucleotides (short segments of deoxyribonucleic acid (DNA)), that mimic the activity of microbial DNA, and selectively activate one of these important receptors, TLR9. These TLR9 agonists are called CpG oligonucleotides – or “CpGs” for short – referring to the presence of specific nucleotide sequences containing the CG base pair.

Our vaccine research to date has focused on the use of TLR9 agonists as novel vaccine adjuvants. B-Class TLR9 agonists, such as our CpG 1018 adjuvant, stimulate release of cytokines necessary for T cell activation and establishing long-term immunity. TLR9 stimulation particularly helps generate Th1 immune response that are important to control pathogens such as virus and bacteria. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and more durable levels of protective antibodies relative to non-adjuvanted vaccines. Our CpG 1018 adjuvant has an established tolerability profile demonstrated in a wide range of clinical trials and real-world, commercial use, and has consistently demonstrated its ability to enhance the immune response without excessive reactogenicity in HEPLISAV-B and multiple COVID-19 clinical trials.

Key 2022 Financial and Business Highlights

Drive Growth of HEPLISAV-B [Hepatitis B Vaccine (Recombinant), Adjuvanted]

HEPLISAV-B vaccine is the first and only adult hepatitis B vaccine approved in the U.S. and EU that enables series completion with only two doses in one month. Hepatitis B vaccination is universally recommended for adults aged 19-59 in the U.S.

•
In April 2022, the CDC's Advisory Committee on Immunization Practices (ACIP) recommendation for hepatitis B vaccination in adults was published, advising that all adults aged 19-59 should be vaccinated against hepatitis B. We believe this will help enable a significantly expanded total market opportunity of up to $800 million in the U.S. by 2027, with HEPLISAV-B well positioned to secure a majority market share over time.
•
We recognized approximately $125.9 million in product revenue related to sales of HEPLISAV-B in the U.S. during the year ended December 31, 2022, representing a 104% increase compared to the year ended December 31, 2021. This increase was primarily driven by an increase in HEPLISAV-B demand and market share gains in the U.S. in 2022, compared to 2021.
•
Market share in the accounts targeted by our field sales team increased to approximately 47.6%, with total market share increasing to approximately 34.8% in the fourth quarter of 2022, up from approximately 33.0% and 24.8%, respectively, in the fourth quarter of 2021.

Execute CpG 1018 Adjuvant Supply Strategy for COVID-19 Vaccines

We established a global portfolio of CpG 1018 adjuvant commercial supply agreements (CSAs) and supported the development of COVID-19 vaccines across a variety of vaccine platforms.

•
We recognized approximately $587.7 million in product revenue related to sales of CpG 1018 adjuvant to our global portfolio of partners developing COVID-19 vaccines during the year ended December 31, 2022.
•
All five of our vaccine development collaboration partners have received Emergency Use Authorization and/or approval in respective territories and countries around the world as of December 31, 2022.
•
We continued to maintain a flexible and scalable manufacturing network designed to meet our partners’ needs for adjuvant in 2023 and beyond.

Advance Clinical Pipeline Leveraging our Proven Adjuvant Technology

We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018 adjuvant, which has demonstrated its ability to enhance the immune response with a favorable tolerability profile in a wide range of clinical trials and real-world commercial use.

Tetanus, diphtheria and pertussis (Tdap) vaccine program:

•
In October 2022, we presented adult and adolescent safety data from the Phase 1 clinical trial demonstrating the Tdap vaccine candidate was well tolerated with no safety concerns observed. Immunogenicity in adults was consistent with our expectations, and equaled or surpassed that of the licensed comparator supporting our plan to continue advancement of this clinical program. We expect data from a non-human primate challenge model of pertussis to be available by mid-2023 and we plan to start an additional clinical trial of the Tdap vaccine candidate in 2023.

Shingles vaccine program:

•
In October 2022, we completed a randomized Phase 1 clinical trial evaluating the safety, tolerability, and immunogenicity in adults of our shingles vaccine candidate utilizing CpG 1018 adjuvant compared to the leading marketed shingles vaccine in the U.S. In January 2023, we reported top line results from this Phase 1 clinical trial. Based on the below data, we intend to advance our shingles vaccine candidate with CpG 1018 adjuvant into a Phase 1/2 study in early 2024 to evaluate various dose levels of gE protein.
o
At twelve weeks following the 2-dose regimen, the investigational shingles vaccine Z-1018 demonstrated high antibody and CD4 positive T-cell vaccine response rates in all arms, which were similar to the licensed comparator.
o
Robust increases in CD4 positive T-cells were observed in all Z-1018 arms, although lower than the comparator.
o
Total frequency of solicited systemic adverse events and local post-injection reactions and moderate and severe reactions were similar across the Z-1018 arms and lower than the comparator.

Plague vaccine candidate:

•
In August 2022, the first participant was dosed in the Phase 2 clinical trial evaluating the immunogenicity, safety and tolerability in adults of a plague (rF1V) vaccine candidate utilizing CpG 1018 adjuvant. The clinical trial is being conducted in collaboration with, and fully funded by, the U.S. Department of Defense.
•
Part 1 of the Phase 2 clinical trial was successfully completed in January 2023.

•
Both CpG 1018 adjuvanted arms met the Part 1 primary endpoint and demonstrated a greater than twofold increase in antibodies over the alum adjuvanted control arm after two doses.

•
The DOD has approved continuing to Part 2 using a bedside mix of CpG 1018 with the alum adjuvanted rF1V plague vaccine.

Corporate and Financial Highlights

•
We recognized $125.9 million of HEPLISAV-B vaccine net product revenue during the year ended December 31, 2022, representing 104% growth compared to 2021.
•
We recognized $587.7 million of CpG 1018 adjuvant net product revenue during the year ended December 31, 2022, representing 57% growth compared to 2021.
•
We delivered net income of $293.2 million during the year ended December 31, 2022, representing a second consecutive full year of profitability.
•
We generated $62.7 million in positive cash flow from operations during the year ended December 31, 2022, and ended the year with $624.4 million in cash and cash equivalents, and marketable securities.

Our Strategy

Our vision is to continue building a leading vaccines company dedicated to developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven, proprietary vaccine adjuvant technology. Our strategy is focused on our core priorities: drive growth in our HEPLISAV-B commercial vaccine, advance a differentiated vaccine pipeline, and identify strategic opportunities to accelerate growth. Key elements of our strategy include:

•
Increase our HEPLISAV-B vaccine market share to become the market leader in the future;
•
Maximize total addressable HEPLISAV-B vaccine market based on the ACIP Universal Recommendation;
•
Leverage HEPLISAV-B vaccine as a foundational commercial asset to support company growth and pipeline development;
•
Deliver on our innovative and diversified pipeline leveraging CpG 1018 adjuvant with proven antigens;
•
Build an adult vaccine portfolio of best-in-class products;
•
Advance innovative pre-clinical and discovery efforts leveraging collaborations;
•
Continue disciplined allocation of capital aligned with corporate strategy to deliver long-term value through internal and external innovation; and
•
Pursue external opportunities to further leverage our U.S. commercial vaccine capabilities, prioritizing first or best-in-class assets.

HEPLISAV-B [Hepatitis B Vaccine, (Recombinant), Adjuvanted]

Our first commercial product, HEPLISAV-B [Hepatitis B Vaccine, (Recombinant), Adjuvanted], is approved by the United States Food and Drug Administration (“FDA”) and the European Commission for prevention of infection caused by all known subtypes of HBV in adults age 18 years and older. HEPLISAV-B combines CpG 1018 adjuvant, our proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) that is manufactured by Dynavax GmbH, our wholly owned subsidiary, in Düsseldorf, Germany. HEPLISAV-B and each of the vaccines it directly competes against use rHBsAg to elicit an immune response to the virus.

About Hepatitis B

Hepatitis B is a potentially life-threatening liver infection caused by the hepatitis B virus (HBV). It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. The World Health Organization (“WHO”) and the CDC have set a goal to eliminate all viral hepatitis infections, including hepatitis B, globally by 2030, and are calling for a continued commitment to increase services to eliminate hepatitis. The WHO estimates that worldwide, approximately 296 million people were living with chronic hepatitis B in 2019, and that in the same year hepatitis B resulted in and estimated 820,000 deaths primarily from liver cancer. In addition, the CDC estimated that in 2018 approximately 880,000 to 1.9 million people in the U.S. were living with HBV infection. There were a total of 3,322 new cases of acute hepatitis B reported to the CDC in 2018. However, after adjusting for under-ascertainment and under reporting, the CDC estimated that 21,600 acute hepatitis B cases occurred in the U.S. in 2018.

Recommendations for Adult Vaccination to Prevent Hepatitis B

The CDC’s ACIP unanimously voted at its November 2021 meeting to recommend that all adults 19 to 59 years of age should receive a hepatitis B vaccination, and such recommendation was published in April 2022. This universal recommendation greatly simplifies the identification of patients who need a hepatitis B vaccine compared to the previous risk-based recommendation, and significantly expands the number of adults in the United States who should be vaccinated against hepatitis B under the CDC recommendation.

This recommendation is a significant milestone for hepatitis B prevention, making hepatitis B the fifth vaccine routinely recommended for adult immunization along with influenza, Tdap, shingles and pneumococcal. Based on this opportunity, we launched a series of innovative marketing campaigns targeting consumers and healthcare providers to increase the awareness of HEPLISAV-B as the only two-dose hepatitis B vaccine option, with broad protection across most patient types.

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

The largest segments of the market are concentrated in independent hospitals and clinics, integrated delivery networks, dialysis centers, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. Our promotional activity is focused on the largest accounts in each segment. Our field sales force of approximately 100 people are targeting customers that we believe have the highest impact on adult hepatitis B vaccine utilization in the U.S. We deploy our sales force to the physician or pharmacist level, as well as at the procurement level within respective healthcare segments where vaccines are utilized. Our primary objectives are to both increase market share, as well as increase market size over time.

We continue to explore ways to enhance the clinical profile of HEPLISAV-B. We completed an open-label, single-arm study of a 4-dose regimen of HEPLISAV-B in adults with end-stage renal disease who are initiating or undergoing hemodialysis. Final immunogenicity results included a seroprotection rate of 89.3% with high levels of anti-HBs antibodies. Safety data showed HEPLISAV-B was well tolerated and no safety concerns were observed. The safety and effectiveness of HEPLISAV-B in adults on hemodialysis have not yet been established. This study alone, regardless of results, may not be sufficient to support a label change to include dialysis patients. If we do receive approval of this dosing schedule, we expect to add dialysis centers to our personal promotion efforts, which could increase our coverage of the U.S. market up to approximately 75%.

Proprietary CpG 1018 Vaccine Adjuvant

We believe the favorable immunogenicity and safety results achieved with HEPLISAV-B utilizing our CpG 1018 adjuvant support our efforts to develop it as a broadly useful vaccine adjuvant platform. CpG 1018 adjuvant has an established profile for the potential development of safe and effective vaccines. It has a well-defined mechanism of action, targeting select immune system cells, with well-characterized effects on the immune response that mimic the immune response to naturally occurring TLR9 agonists in pathogens. This results in potent adjuvant activity for antibody responses. In HEPLISAV-B, our CpG 1018 adjuvant drives faster and consistently higher rates of seroprotection than Engerix-B, even in the elderly and populations known to be less responsive to other vaccines. CpG 1018 adjuvant differentially elicits a preferred T Helper 1 (Th1) cell polarized response and drives protective antibody production. CpG 1018 adjuvant has a large safety database that indicates a favorable reactogenicity profile with lower reactogenicity compared to other adjuvants.

We have established several clinical and preclinical collaborations with vaccine developers to evaluate CpG 1018 adjuvanted vaccine product candidates against influenza, other infectious diseases, and particularly COVID-19 across a variety of vaccine platforms. Data from studies in non-human primates demonstrate our CpG 1018 adjuvant can elicit a robust immune response to COVID-19 and protect animals from infection in challenge studies. Results from Phase 2 and 3 human clinical studies demonstrated vaccines utilizing CpG 1018 adjuvant had a favorable safety and tolerability profile, induced strong immune responses, including neutralizing antibodies and Th1-biased cell-mediated immunity, and resulted in a high efficacy against COVID-19 disease.

CpG 1018 Adjuvant Supply Partnerships for COVID-19 Vaccine Development

To support the fight against COVID-19, we collaborated with five other organizations on their development of COVID-19 vaccines, by supplying them with CpG 1018 adjuvant under commercial supply agreements supported by two contract manufacturing organizations, with whom we developed and implemented plans to help scale-up activities to support pandemic-level production of our CpG 1018 adjuvant as necessary to support these and any future collaborations. As of December 31, 2022, all five of our collaborators have received emergency use authorization and/or full approval for their COVID-19 vaccines, and our pending supply obligations under our related supply agreements have been fully satisfied. Under our agreement with Coalition for Epidemic Preparedness Innovations (“CEPI”), advance payments totaling $107.7 million were recorded as CEPI accrual in our consolidated balance sheets as of December 31, 2022. We continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines.

For a summary of our significant CpG 1018 adjuvant collaboration agreements, see Note 9 - Collaborative Research Development and License Agreements, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our Vaccine Research and Development Pipeline

We are building an innovative pipeline of investigational vaccine product candidates, leveraging our proven, proprietary vaccine adjuvant technology. A summary of our pipeline programs follows:

Tdap Vaccine Phase 1 Study

Pertussis (whooping cough) is a serious illness in people of all ages and can be life-threatening, especially in infants. Whooping cough is caused by the highly contagious respiratory bacterium, Bordetella pertussis. People with pertussis usually spread the disease to others by coughing, sneezing or spending time in the same breathing environment. According to the CDC, there are an estimated 24.1 million cases of pertussis and about 160,700 deaths per year globally. The resurgence of B. pertussis in multiple countries has been attributed to the Tdap vaccine’s limited duration of protection and inability to block nasal colonizing infections, thereby failing to alter transmission. Our Tdap booster vaccine candidate adjuvanted with CpG 1018 is anticipated to improve the durability and protection against pertussis colonization in the upper airways by redirecting T cell responses and enhancing protective antibody responses in a booster vaccine. Initial proof-of-concept preclinical animal model data demonstrated that inclusion of CpG 1018 adjuvant in prime/boost vaccinations reduces bacterial burden in the upper and lower airways compared to Tdap vaccination alone.

In June 2017, we entered into an agreement with Serum Institute of India Pvt. Ltd. (SIIPL) to collaborate on development and commercialization of certain potential vaccines including Tdap booster adjuvated with CpG 1018. Under the collaboration, we have exclusive worldwide rights to commercialize the vaccine, except that SIIPL has exclusive rights to distribute in India and to fulfill WHO/United Nations Children's Fund (UNICEF) tender contracts. Each party is responsible for clinical development cost in their respective territories.

In October 2022, our Tdap booster vaccine program unveiled adult and adolescent safety data from the Phase 1 clinical trial. This Tdap vaccine candidate was well tolerated with no safety concerns observed. Additionally, immunogenicity levels in adults met our expectations and support our plan to continue advancement of this clinical program.

Herpes Zoster Virus (Shingles) Vaccine Phase 1 Study

Shingles is an extremely painful consequence of the reactivation of a latent varicella-zoster virus (“VZV”) infection, with attacks leading to potential complications including chronic pain. The current shingles vaccine market is approximately $2 billion and expected to grow over time. Our CpG 1018 adjuvant has demonstrated its ability to enhance the immune response without excessive reactogenicity in both HEPLISAV-B and multiple COVID-19 clinical trials. Importantly, CpG 1018 adjuvant has shown the ability to generate high levels of CD4+-cells which have been demonstrated to be key cell types in controlling latent VZV infection to avoid reactivation leading to shingles, with potentially lower reactogenicity compared to the current standard of care.

In January 2022, we initiated a Phase 1 clinical trial of our shingles vaccine candidate, utilizing our CpG 1018 adjuvant. The global Phase 1 study is designed to evaluate safety, tolerability and immunogenicity of the vaccine candidate which is comprised of glycoprotein E (gE) plus CpG 1018 adjuvant.

In October 2022, we completed a randomized Phase 1 clinical trial of our shingles vaccine program evaluating the safety, tolerability, and immunogenicity in adults. At twelve weeks following the 2-dose regimen, the investigational shingles vaccine Z-1018 demonstrated high antibody and CD4 positive T-cell vaccine response rates in all arms, which were similar to the licensed comparator. Robust increases in CD4 positive T-cells were observed in all Z-1018 arms, although lower than the comparator. Total frequency of solicited systemic adverse events and local post-injection reactions and moderate and severe reactions were similar across the Z-1018 arms and lower than the comparator. Based on these initial data, we intend to advance our shingles vaccine candidate with CpG 1018 adjuvant into a Phase 1-2 study in early 2024 to expand on these results and to evaluate various dose levels of future Dynavax-manufactured gE protein.

U.S. Department of Defense (Plague Vaccine) Phase 2 Study

In September 2021, we entered into an agreement with the U.S. Department of Defense ("DoD") for the development of a recombinant plague vaccine adjuvanted with CpG 1018 for approximately $22.0 million over two and a half years. Under the agreement, we agreed to conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine designed to show that two doses of CpG 1018 adjuvanted vaccine administrated within a period of one month is similar to three doses of the aluminum-adjuvanted vaccine administered with a period of six months.

In August 2022, we commenced the Phase 2 clinical trial with the first participant dosed, evaluating the immunogenicity, safety and tolerability of the DoD’s rF1V vaccine combined with our CpG 1018 adjuvant, in adults 18 to 55 years of age. Results are expected by the end of the first quarter of 2024.

INTELLECTUAL PROPERTY

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Generally, we seek patent protection in the U.S and foreign countries on a selective basis to further protect the inventions that we or our partners consider important to the development of our business. We also rely on trade secrets and contracts to protect our proprietary information. We also rely on trademarks to protect our brand, products, product candidates, and technology.

As of December 31, 2022, our intellectual property portfolio included over 25 issued U.S. patents, over 60 granted foreign patents and over 100 additional Dynavax-solely owned or co-owned pending U.S. non-provisional and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof. Specifically, our portfolio includes three issued U.S. patents relating to certain uses of HEPLISAV-B that expire in 2032. Our portfolio also includes 22 pending U.S. and foreign patent applications relating to an investigational tetanus, diphtheria, pertussis (Tdap) booster vaccine. The Tdap booster vaccine applications are co-owned by Serum Institute of India Private Limited. In addition, our portfolio includes 16 pending U.S. and foreign patent applications relating to an investigational herpes zoster (shingles) vaccine. Over 40 of the over 100 additional Dynavax-solely owned or co-owned pending U.S. non-provisional and foreign patent applications relate to COVID-19 vaccines commercialized by either Valneva Austria GMBH or Medigen Vaccine Biologics Corporation, each of whom share ownership of some of these patent applications with us. Lastly, some of the patents and patent applications of our portfolio relate to our discontinued immuno-oncology programs.

In general, the term of a patent extends for 20 years from the filing date of the earliest U.S. non-provisional or international (PCT) application to which priority is claimed. In certain instances, a patent term may be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. Moreover, in the U.S., the term of a patent may be extended as a consequence of patent office delays during prosecution. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, is projected to expire on dates ranging from 2023 to 2042.

The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents.

Because patent applications in the U.S. and many foreign jurisdictions typically are not published until 18 months after filing and publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to file for protection of the inventions set forth in these patent applications or in our issued patents. Further, there could be post-grant proceedings such as inter partes review (IPR), post grant review (PGR), reexamination, reissue or opposition which could result in claims in our patents being narrowed or invalidated.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical companies and biotechnology companies, as well as universities and research institutions, may have filed patent applications or may have been granted patents that cover inventions similar to the inventions owned by or licensed to us. We may not be able to determine with certainty whether patents or patent applications of other parties may materially affect our ability to make, use, offer to sell, or sell any products. If another party controls patents or patent applications covering our products, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products.

Litigation may be necessary to enforce patents issued or licensed to us or to determine the scope or validity of another party’s proprietary rights. The existence of third-party patent applications and patents could significantly reduce the coverage of the patents owned by or licensed to us and limit our ability to obtain meaningful patent protection. Litigation or any other proceedings could result in substantial costs to and diversion of effort by us, and an adverse outcome in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from other parties, or require us to cease using some of our technology. We may not prevail in these actions or proceedings if they arise.

In addition, other parties may duplicate, design around or independently develop similar or alternative technologies to ours or our licensors.

We may rely, in some circumstances, on trade secrets and confidentiality agreements to protect our technology. Although trade secrets are difficult to protect, wherever possible, we use confidential disclosure agreements to protect the proprietary nature of our technology. Our standard practice is to require each of our collaborators, commercial partners, employees, consultants and advisors to enter into an agreement before beginning their employment, consulting or advisory relationship with us that in general provides that the individuals must keep confidential and not disclose to other parties any of our confidential information developed or learned by the individuals during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we own all inventions conceived by the individuals in the course of rendering their employment or services to us. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and/or proprietary information will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Our products and development programs compete with several commercially available vaccine and adjuvant products. Many companies and institutions are making substantial investments in developing additional vaccines and adjuvants that could compete directly or indirectly with our marketed products and products under development by us and our collaborators. For example, there are multiple other shingles vaccine candidates in development including those being developed by Pfizer, Biontech SE, Curevo Vaccine and others. The approved products from these programs will all need to compete with a single approved vaccine currently available in the U.S.

We also believe our CpG 1018 adjuvant, which we use in our own products and product candidates and provide to our collaborators through clinical and commercial supply agreements, is as or more effective than other available adjuvants and, being a yeast-derived product, is far more sustainable that other available products that are derived from, for example, shark squalene or tree bark. Regardless, there can be no guarantee that we can compete with other companies for sales of adjuvant, or any approved vaccine.

Competition for HEPLISAV-B

HEPLISAV-B, a two-dose in one month adult hepatitis B vaccine, competes directly with three-dose over six months marketed vaccines Engerix-B from GSK, as well as Recombivax-HB marketed by Merck. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the EU and the U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. Additionally, PreHevbrio, a three-dose adult hepatitis B vaccine manufactured by VBI Vaccines Inc. (“VBI”) is commercially available in multiple countries including the U.S. While we believe that HEPLISAV-B competes very well with other approved vaccines available on the market, we face significant competition in our longer term goal to capture a majority of U.S. market share. While we may explore additional territories outside of the U.S. and the EU to market HEPLISAV-B, in doing so we will likely face competition from these or other products and competitors.

Competition for our adjuvant supply supporting COVID-19 and our development pipeline including pertussis, shingles and other potential pipeline indications

We are also in competition with companies developing vaccines, and vaccine adjuvants, generally, including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Bavarian Nordic A/S, Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson and VBI.

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

Physicians may, in their independent medical judgment, prescribe legally available pharmaceuticals for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for off-label uses and other sales practices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, false claims laws, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If our promotional activities, including any promotional activities that a contracted sales force may perform on our behalf, fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require corrective advertising or a recall or institute fines or civil fines, additional reporting requirements and/or oversight or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

Outside the United States, the ability of our partners and us to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country and region to region.

European Union Marketing Authorization

To obtain a Marketing Authorization ("MA") for a product in the EU, an applicant must submit a Marketing Authorization Application ("MAA") either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU member states (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products ("ATMPs"), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use ("CHMP") is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (not including clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU member state in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU member states who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU member state cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human ("CMDh") for review. The subsequent decision of the European Commission is binding on all EU member states.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU member state to apply for this authorization to be recognized by the competent authorities in other EU member states. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU member states of the MA of a medicinal product by the competent authorities of other EU member states. The holder of a national MA may submit an application to the competent authority of an EU member state requesting that this authority recognize the MA delivered by the competent authority of another EU member state.

In principle, an MA has an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU member state in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU member states may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU member state within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines ("PRIME") scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. It permits increased interaction and early dialogue with companies developing promising medicinal products, to optimize their product development plans and speed up their evaluation to help the product reach patients earlier than normal. Product developers that benefit from PRIME designation are potentially eligible for accelerated assessment of their MAA although this is not guaranteed. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. Manufacture of medicinal products in the EU requires a manufacturing authorization, and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU GMP standards when manufacturing medicinal products and active pharmaceutical ingredients ("APIs"), including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU member states. MA holders and/or manufacturing and import authorization ("MIA") holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU member states’ requirements applicable to the manufacturing of medicinal products.

Data and Market Exclusivity

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan ("PIP") agreed with the EMA’s Pediatric Committee ("PDCO"). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate ("SPC") if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Post-Approval Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU member states. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports ("PSURs").

All new MAAs must include a risk management plan ("RMP") describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU member states’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics ("SmPC") as approved by the competent authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU.

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

Privacy and Security Laws. We are subject to diverse laws and regulations relating to data privacy and security, including HIPAA in the United States, the European Union's General Data Protection Regulation ("EU GDPR") in the European Economic Area ("EEA"), and the United Kingdom's General Data Protection Regulation ("UK GDPR"). New privacy rules are being enacted in the United States and globally, and existing ones are being expanded, updated and strengthened.

For example, the EU GDPR which went into effect in May 2018 introduced strict requirements regarding the processing of personal data, which apply to non-EU entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The EU GDPR implements more stringent operational requirements than its predecessor legislation.

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

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws and equivalent foreign laws that require pharmaceutical manufacturers to make reports to states and equivalent foreign authorities on pricing and marketing information. Several states and local jurisdictions and equivalent foreign laws have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, register pharmaceutical sales representatives, and prohibiting certain other sales and marketing practices. In addition, a similar federal requirement, known as the Physician Payments Sunshine Act, requires manufacturers, including pharmaceutical manufacturers, to track and report annually to the federal government certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals and information regarding ownership or investment interests held by such physicians and their immediate family members. The federal government discloses the reported information on a publicly available website. Certain states, such as Massachusetts, also make the reported information publicly available. Some foreign jurisdictions, including a number of EU Member States, impose equivalent requirements. In addition, there are state and local laws that require pharmaceutical representatives to be licensed and comply with codes of conduct, transparency reporting, and other obligations. These laws may adversely affect our sales, marketing, and other activities with respect to our products in the United States and on some foreign markets by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Impact of Healthcare Reform and Recent Public Scrutiny of Specialty Drug Pricing on Coverage, Reimbursement, and Pricing. In the United States and other potentially significant foreign markets for our products, federal and state authorities as well as third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average net selling prices. Further, there is increased scrutiny of prescription drug pricing practices by federal and state lawmakers and enforcement authorities. In addition, there is an emphasis on managed healthcare in the United States, which will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and, in the US, regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

For example, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufactures. There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Such interest has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in California, effective January 1, 2019, drug companies must notify insurers and government regulators of certain price increases and provide an explanation of the reasons for such increases.

In addition, the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business.

There remain judicial, Congressional, and executive branch challenges to certain aspects of the ACA. Since January 2017, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Moreover, in the EEA some countries require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment ("HTA") process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposed regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021, the HTA Regulation was adopted and entered into force on 11 January 2022. It will apply from 2025.

MANUFACTURING

We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B surface antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. As is common in our industry, in light of FDA inspection and licensing requirements for manufacturing sites, we have relied on a limited number of suppliers to produce oligonucleotides for clinical trials and conduct fill and finish operations. Historically, we relied on a single supplier to produce our CpG 1018 adjuvant for HEPLISAV-B and for our collaborators, and we have recently established an additional qualified supplier to produce CpG 1018 adjuvant for our collaboration partners. Switching suppliers, or bringing on additional suppliers, could be complicated and time consuming, but we generally seek to maintain inventory to help bridge any unexpected gap in supply. In order to help us successfully manufacture and commercialize HEPLISAV-B, we have secured long-term supply agreements with the key third-party suppliers and vendors for commercial supply of our component products and finished goods. We currently manufacture the HBsAg for HEPLISAV-B at our Dynavax GmbH facility.

COMMITMENT TO COMPLIANCE AND ENVIRONMENT

We are committed to conducting our business in compliance with all applicable legal and ethical standards. In addition, we are committed to helping to protect the environment.

Our Ethics and Compliance program includes our Code of Business Conduct and Ethics (“Code”), which sets forth our expectations of all Dynavax employees globally that they conduct their business activities in a legal and ethical manner. The Code can be found on our website under the header “Investors” and within that under the header “Corporate Governance Documents.” We have a Chief Ethics and Compliance Officer, a Compliance Steering Committee and policies, procedures and training addressing specific aspects of our business, including advertising and promotion; engagements with healthcare providers; and regarding our business activities outside the United States to ensure they comply with the U.S. Foreign Corrupt Practices Act and all other applicable anti-corruption laws. We certify on an annual basis to having a comprehensive compliance program that meets the standards set forth under California law. This certification, which sets forth all of the elements of our healthcare compliance program, can be found on our website.

We also care about the environment. To that end, our headquarters is in a building certified as “Gold” level on the LEED Scorecard as set forth by the United States Green Building Committee. Additionally, we offer incentives to our employees to utilize public transit in order to reduce traffic congestion and pollution and there is a free shuttle from our building to public transportation. Access to our offices has been limited to essential workers since the beginning of the pandemic. We do not plan to have our headquarter-based employees return to our headquarters full-time in the near future. This transition to a largely virtual environment further helps reduce congestion and pollution. Additionally, during 2022 we significantly reduced the size of our headquarters office space, which will further reduce our carbon footprint. In addition, we have an active recycling program. We continue to consider other ways in which we can conduct our business in an environmentally friendly manner.

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.

HUMAN CAPITAL MANAGEMENT

As of December 31, 2022, we had 351 employees, comprised of 236 employees in the U.S., including 100 members of our field sales team located throughout the U.S., as well as 115 employees in our office and manufacturing facility in Düsseldorf, Germany. Many of our employees hold advanced degrees, including Masters degrees and Pharm.D., Ph.D., M.D. or J.D. degrees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be very good.

Retention and Compensation

Our regrettable turnover rate for 2022 was 10% in the U.S. and less than 5% in Düsseldorf. Despite these low turnover rates, as a vaccine-focused company, we face stiff competition to hire and retain our employees which was exacerbated by the intense global focus to develop and distribute COVID-19 vaccines, as market participants in the COVID-19 space attempted to grow their businesses and sought to do so by hiring professionals with vaccine experience in particular. The average tenure among our employees, is 6.2 years in Düsseldorf and 2.8 years in the U.S.

In response to the COVID-19 pandemic, we moved to a virtual working model in the U.S. We believe that our new working model has enabled us to attract and retain top talent in a very competitive market. We also substantially reduced our office size at our U.S. headquarters in Emeryville, CA to reflect this new approach to remote work.

We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, which includes base salary, annual cash bonus opportunity, comprehensive benefits package and equity compensation. Each of our employees participates in our equity programs. The annual cash bonus opportunity and equity compensation generally increase as a percentage of total compensation based on level of responsibility. Any actual cash bonus payout for our employees is based on a combination of our performance against corporate goals and individual performance, with the exception of any actual cash bonus payouts to our Chief Executive Officer and President which is based solely on our performance against corporate goals. The mix of equity compensation also shifts based on the level of responsibility; employees below the senior director level typically receive 100 percent of their equity compensation in restricted stock units, while more senior level employees typically receive a mix of stock options and restricted stock units with the most senior level employees more heavily weighted toward stock options.

Development and Training

Attracting and retaining top talent is key to the achievement of our strategic goals. The development and engagement of our employees is also a top priority of the human resources team. We perform annual performance reviews of all employees, and we seek employee feedback in a variety of ways, including annual employee surveys. In 2022, 30 leaders and key contributors completed a leadership development program, in addition to the 78 who participated in the prior year. Our senior management and human resources team periodically undertake comprehensive succession planning and talent development plan reviews, which include employees in senior director and above roles, and our leadership development program is designed to support the needs identified in these reviews. In addition, we have an extensive series of employee training programs on business ethics and compliance matters, including required annual trainings on our Code, our Anti-Corruption Compliance Policy and certain cybersecurity topics. Also, depending on employee roles and departments, we have employee training programs on medical affairs, commercial, sales and other matters.

In 2022, we continued to advance our three Diversity, Equity, and Inclusion (DEI) Commitments:

•
Fostering a culture where all employees are recognized and appreciated for the unique individuals they are and for their accomplishments in the workplace.
•
Providing education to our employees on the negative effects of unconscious bias.

•
Building and sustaining a team filled with a diversity of personal experiences, backgrounds, and perspectives.

In connection with our 2022 corporate goals, we partnered with external DEI consultants to develop and deliver unconscious bias training to our employees in 2022. Further, we train all hiring managers and those who interview candidates in the talent acquisition process on unconscious bias. Our human resources team undertakes to oversee and audit our DEI commitments and initiatives periodically and regularly reports to our senior management, including with respect to workforce demographic data. One of our corporate goals for 2023 is advancing our DEI commitments by launching mosaic community groups, which are employee resource and affinity groups formed to grow community and focus on a common interest or purpose. We recently launched our DEI survey to all employees, such that we can gather further information on our DEI initiatives and continue to work on our DEI commitments.

CORPORATE INFORMATION & AVAILABLE INFORMATION

Our principal executive offices are located at 2100 Powell Street, Suite 720, Emeryville, California, 94608. Our telephone number is (510) 848-5100. We make available, free of charge on our website located at www.dynavax.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission (“SEC”). Alternatively, you may access these reports at the SEC’s website at www.sec.gov. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been approved and launched in the United States and the European Union, including Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S and Germany. Successful commercialization of HEPLISAV-B in those countries or elsewhere will require significant resources and time. While our personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is our first marketed product, the potential uptake of the product through distribution, and the timing, trajectory, rate and sustainability for growth in sales is unpredictable, and we may not be successful in commercializing HEPLISAV-B in the long term. Additionally, while we have received European Union approval for HEPLISAV-B and we commenced commercial shipments of HEPLISAV-B in Germany in May 2022, this has been our first product launch in the European Union and there can be no certainty that we will succeed in these efforts. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment, our efforts may fail to overcome established competition at favorable pricing, or at all.

In 2021, we significantly expanded our field sales force. It will take time for this expanded team to generate significant sales momentum, if it does so at all. Although we have had some success growing and developing our field sales force following the launch of HEPLISAV-B, there is no guarantee that we will be able to generate sales at the same rates going forward, or at all. In addition, retention of capable sales personnel may be more difficult for us compared to our competitors, as we focus on a single product offering. We must retain our sales force in order for HEPLISAV-B to maintain or expand its commercial presence.

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

If we are not successful, we may be required to collaborate or partner HEPLISAV-B with a third-party pharmaceutical or biotechnology company with existing products. To the extent we collaborate or partner, as we have done for HEPLISAV-B distribution in Germany, the product’s financial value will be shared with another party and we will need to establish and maintain a successful collaboration arrangement, and we may not be able to enter into these arrangements on acceptable terms or in a timely manner in order to establish HEPLISAV-B in the market. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues may be lower than if we marketed and sold our products directly with the highest priority, and we may be required to reduce or eliminate much of our commercial infrastructure and personnel as a result of such collaboration or partnership.

As a result of the COVID-19 pandemic, many healthcare and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact are conducting a greater proportion of their working schedule from home. The increased electronic communication, as compared to in-person interactions, and the reduced quantity of interactions may impact the effectiveness of our sales personnel and our overall product sales of HEPLISAV-B. While in-person interactions have increased since the peak of the COVID-19 pandemic, any rise in new variants and related protections could impact our and our collaborators’ customer procurement activities. In 2020, we implemented a mandatory work from home policy for employees who can perform their jobs offsite. With the rise of new variants and related precautions, our customers’ procurement activities and those of our collaborators could continue to be impacted which could negatively affect our overall product sales. It is possible that we may have to limit in-person engagement again the in future.

Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Even though we have been granted a marketing authorization in the European Union for HEPLISAV-B, we have yet to obtain broad reimbursements and pricing approval in any European Union member state and rely on our distributor to do so, who currently only markets in Germany. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other European Union member states allow companies to fix their own prices for medicines, but monitor and control company profits. Any delay in being able to market our products in the European Union or elsewhere will adversely affect our business and financial condition.

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

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, sales of CpG 1018 adjuvant accounted for 81.3% of our overall revenue, and two CpG 1018 adjuvant customers accounted for 68.4% of our overall revenue. Our CpG 1018 adjuvant supply agreements expired at the end of 2022, and we are not expecting our CpG 1018 adjuvant customers to place substantial new orders for CpG 1018 adjuvant in 2023. As a result, we currently expect minimal to no CpG 1018 adjuvant revenue for 2023, which will cause our future revenue and cash flow to decrease materially relative to prior periods. Similarly, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others due to, among other factors, these revenue fluctuations or increases in expenses as we invest in our pipeline. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

Revenue from sales of our CpG 1018 adjuvant has been and will continue to be difficult to predict. During the year ended December 31, 2022, we received advanced payments from certain of our customers to purchase specified quantities of CpG 1018 adjuvant, which were recorded as deferred revenue until we delivered the adjuvant and met all criteria to recognize revenue. In accordance with our stated revenue policy, we recorded revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. Our COVID collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies, our ability to collect our own receivables may be adversely affected. We have in the past, and may in the future, adjust delivery dates, allow cancellations or give concessions on outstanding receivables in certain circumstances to better enable our customers to meet their obligations, which can impact the timing or amount of our revenue recognition, cash collections and transfer of control.

For example, in August and October 2022, we entered into an amendment to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant deliverable under the agreement and/or reduce amounts receivable, which we originally intended to deliver in accordance with a purchase order previously issued by Clover, and apply prepayments Clover previously made to us as payment for portions of pending outstanding purchase orders. In January 2023, we entered into another amendment to the Clover Supply Agreement to modify the price per dose of CpG 1018 adjuvant paid by Clover for adjuvant used in finished vaccine doses sold through government procurement programs relating to the booster program promoted by the China National Health Commission.

Moreover, the occurrence and timing of a transfer of control can be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. Our delivery obligations for CpG 1018 under our previously disclosed supply agreements have been satisfied, and we do not know if or when we will receive additional orders. To the extent that we receive additional orders, we expect that our visibility into future revenue relating to sales of CpG 1018 adjuvant, including volumes, prices and timing, will continue to be limited and could result in significant, unexpected fluctuations in our quarterly and annual operating results.

We have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B and/or continue to sell significant quantities of our CpG 1018 adjuvant.

We have generated limited revenue from the sale of products and, prior to January 1, 2021, had incurred losses in each year since we commenced operations in 1996. Our net income for the years ended December 31, 2022 and 2021 was $293.2 million and $76.7 million, respectively, compared to net loss of $75.2 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $924.2 million.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S. and Europe, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials in Tdap and shingles, and a Phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline.

While new sales of CpG 1018 adjuvant generated significant revenue during the COVID-19 pandemic, we do not expect that such revenues will continue in the long term at the same scale. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.

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

We are also in competition with companies developing vaccines and vaccine adjuvants, generally including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Bavarian Nordic A/S, Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson, VBI, Biontech SE and Curevo Vaccine. We will likely compete with several of these companies in the hepatitis space, Tdap space, shingles space and other spaces occupied by any other product candidates we ultimately choose to advance through our pipeline in the future.

Products in our clinical pipeline, if approved, will also face competition from competitors who have competing clinical programs or already approved products. Existing and potential competitors or other market participants may also compete with us for qualified commercial, scientific and management personnel, as well as for technology that would otherwise be advantageous to our business. Our success in developing marketable products and achieving a competitive position will depend, in part, on our ability to attract and retain qualified personnel in the near-term, particularly with respect to HEPLISAV-B commercialization. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our operations may suffer and we may be unable to properly manage our business, obtain financing as needed, enter into collaborative arrangements, advance or sell our product candidates or generate revenues.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing HEPLISAV-B surface antigens, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. We may continue to do the same for any additional products we might add in the future through natural internal expansion of our pipeline, or in transactions with an external third-party or parties. The FDA approved our pre-filled syringe presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation ourselves, and rely on a contract manufacturer to do so. Our contract manufacturer is the only approved provider that we have, and there can be no assurance that we or they can successfully manufacture sufficient quantities of pre-filled syringes in compliance with good manufacturing practice ("GMP") in order to meet market demand, whether because of our supplier’s own operations, operations of its sub-suppliers, issues with downstream supply chains or otherwise. If our contract manufacturer is unable to source components needed to complete fill and finish of our pre-filled syringes, we may be required to identify a second source which would have associated costs and regulatory requirements. Qualifying a second source could take more than a year to accomplish. If we are unable to do all this, on a timely basis or at all, our HEPLISAV-B sales could be materially and adversely impacted.

Historically, we have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce (i) our CpG 1018 adjuvant for manufacture of HEPLISAV-B and for sale to our collaborators and (ii) our pre-filled syringe presentation. Recently, we qualified a second supplier to manufacture CpG 1018 adjuvant for our COVID business, but we have a limited operating relationship with them. If we were unable to maintain our existing suppliers for CpG 1018 adjuvant, we would have to establish an alternate qualified manufacturing capability ourselves, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B, or CpG 1018 adjuvant, and developing and commercializing our, and potentially our collaborators’, product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers, or at all.

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

As our commercial operations expand, we expect that we will also need to manage additional relationships with various third parties, including sole source suppliers, distributors, collaboration partners, wholesalers and hospital customers. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize our HEPLISAV-B vaccine and CpG 1018 adjuvant, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train, retain and integrate additional management, administrative and sales and marketing personnel, or secure sufficient or timely supply from third party service and product providers, and our failure to accomplish any of these activities could prevent us from successfully increasing or maintaining the same level of commercial growth as we have seen in the past.

If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory agencies limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant future revenues, if any.

Even if we obtain regulatory approval for our product candidates, such as the U.S. and European Union approvals of HEPLISAV-B and are able to commercialize them as we have with HEPLISAV-B, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

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

The FDA or other regulatory agencies could limit the labeling indication for which our product candidates may be marketed or could otherwise limit marketing efforts for our products. If we are unable to achieve approval or successfully market any of our products or product candidates, or marketing efforts are restricted by regulatory limits, our ability to generate revenue could be significantly impaired.

As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product that we are reliant upon third parties to manufacture on our behalf.

As our commercial business begins to expand in connection with commercial sales of HEPLISAV-B and CpG 1018 adjuvant, the contracts we enter into with our customers will generally carry delivery obligations that require us to deliver product in certain quantities and meet certain quality thresholds, among other things, all within specified timeframes. If, for any reason, whether due to reliance on third-party manufacturers or otherwise, we are unable to deliver timely, compliant products to our customers in quantities that meet our contractual obligations, we could be subject to lost revenue, contractual penalties, suits for damages, harm to our reputation or other problems that could materially and adversely affect our business. To the extent we add new products in the future, these risks could be exacerbated by the added complexity of managing multiple product lines.

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

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of December 31, 2022, all five of our collaborators have received emergency use authorization and one of them has received full approval from an applicable regulatory authority for a vaccine for COVID-19 containing our adjuvant. Even with approvals being received by our collaborators, whether for emergency use or full authorization, their ability to deliver, sell and collect on receivables is not guaranteed. This could, in turn, impact our own ability to collect receivables.

Furthermore, restrictive government actions related to potential waivers of intellectual property rights in the case of national emergencies or in other circumstances, such as imposition of compulsory licenses related to COVID-19 vaccines, as well as other regulatory initiatives, may result in a general weakening of our or our collaborators’ intellectual property protection or otherwise diminish or eliminate our or our collaborators’ ability to realize any commercial benefit from the development of a COVID-19 vaccine containing CpG 1018 adjuvant. This could, in turn, adversely impact the demand for CpG 1018 adjuvant over the long term, which could have a material adverse effect on our business, results of operations, and financial condition.

Our business and operations have been, and may continue to be, adversely affected by the ongoing COVID-19 global pandemic.

The COVID-19 pandemic, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as it caused significant reductions in business-related activities. Supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. The principal purchasers of HEPLISAV-B, including independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies, all curtailed their day-to-day activities to some extent and at times ceased allowing or significantly reduced access to their facilities for non-COVID-19 related business. Thus, our field sales and medical science employees are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. The different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, may reduce the effectiveness of our sales personnel, our customers’ procurement activities, as well as those of our collaborators.

During the peak of the COVID-19 pandemic, there was also a significant reduction in the utilization of adult vaccines (other than COVID-19 vaccines), including a reduced utilization of HEPLISAV-B which impacted sales of HEPLISAV-B. Even if utilization rates return to normal, as the COVID-19 pandemic continues to evolve and if new variants of the virus emerge, there may be future disruptions to demand for HEPLISAV-B. The overall magnitude of the disruption to our business will depend, in part, on the length and ongoing severity of any restrictions and other limitations on our ability to conduct our business in the ordinary course. Prolonged disruptions would likely materially and negatively impact our business, operating results and financial condition.

The COVID-19 pandemic continues to rapidly evolve, and new variants of the virus continue to emerge. While some vaccines have been approved, it is not clear whether, which, or to what extent these vaccines will protect against current or future variants of the virus in the long term. The extent to which the COVID-19 pandemic impacts our business, our future sales of HEPLISAV-B and our total revenue will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the outbreak including current and future variants, travel restrictions, quarantines, social distancing requirements and business closures in the United States and elsewhere, business or supply chain disruptions and the effectiveness of actions taken in the U.S. and elsewhere to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. However, these impacts could continue to adversely impact our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing, as well as coverage and reimbursement decisions, may not allow our future products to compete effectively with existing competitive products. Because we intend to offer products, if approved, that involve new technologies, the willingness of third-party payors to reimburse for our products is uncertain. We will have to charge a price for HEPLISAV-B or any other products we commercialize that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Further, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to achieve profitability, and such unavailability could harm our future prospects and reduce our stock price.

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of the EU Member States. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

We are subject to ongoing FDA and EMA post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B.

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction (“AMI”). This post-marketing study was initiated in August 2018 and concluded in November 2020. While the results of the study, announced in April 2021, provided that there was no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B, we may be required to conduct further studies on HEPLISAV-B or our other product candidates in the future. Also, we received data from the autoimmune portion of our observational study, and the data indicated no association between HEPLISAV-B and any of the studied autoimmune diseases. We are also conducting a pregnancy registry study to provide information on outcomes following pregnancy exposure to HEPLISAV-B. This study requires significant effort and resources, and failure to timely conduct and/or complete the study to the satisfaction of the FDA could result in withdrawal of our biologics license application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. As we advance our pipeline, similar studies may be required for other candidates. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or labels of any future products, or expose additional safety concerns that may result in product liability and withdrawal of a product or products from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Similar post-marketing obligations and commitments exist in the European Union. For example, we are required to submit periodic safety update reports to the EMA and to keep an up-to-date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPLISAV-B. We may have similar obligations for future products if and when approved. Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements in the United States and the European Union. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, good clinical practices (“GCP”), International Conference on Harmonization guidelines, and good laboratory practices. If we are not able to meet and maintain regulatory compliance for HEPLISAV-B or any future product, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.

HEPLISAV-B and all of our clinical programs rely on oligonucleotide TLR agonists. In the event of serious adverse event data relating to TLR agonists, we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.

Our programs, including HEPLISAV-B, incorporate TLR9 agonist CpG oligonucleotides. If any of our product candidates in clinical trials or similar products from competitors produce serious adverse event data, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy, or significantly reevaluate strategic alternatives. If a safety risk based on mechanism of action or the molecular structure were identified, it may hinder our ability to develop our product candidates or enter into potential collaboration or commercial arrangements. Rare diseases and a numerical imbalance in cardiac adverse events have been observed in patients in our clinical trials. If adverse event data are found to apply to our TLR agonist as a whole, we may be required to significantly reduce or discontinue our operations.

HEPLISAV-B is subject to regulatory obligations and continued regulatory review, and if we receive regulatory approval for our other product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review for such products.

With respect to HEPLISAV-B and our other product candidates in development, we and our third-party manufacturers and suppliers are required to comply with applicable GMP regulations and other international regulatory requirements. The regulations require that our products and product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of key components and materials must be named in a Biologics License Application (“BLA”) submitted to the FDA for any product candidate for which we are seeking FDA approval. Additionally, third-party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the manufacture of our products or product candidates, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

If, as a result of the FDA’s inspections, it determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may not approve the product or may suspend the manufacturing operations. If the manufacturing operations of any of the suppliers for our products or product candidates are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would harm our business. In addition, if delivery of material from our suppliers is interrupted for any reason, we might be unable to ship our approved product for commercial supply or to supply our products in development for clinical trials. Significant and costly delays can occur if the qualification of a new supplier is required.

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

Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain Institutional Review Board (“IRB”), Ethics Committee or regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available vaccine or component supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Failure of one or more product candidates to successfully advance through to approval and licensure could result in the loss off unrecoverable costs expended and impact our ability to generate future revenue from such products, either of which, or both of which, could have an adverse impact on our business.

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

As of December 31, 2022, we had $624.4 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the years ended December 31, 2022 and December 31, 2021, we recorded net income of $293.2 million and $76.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $924.2 million. We cannot be certain that sales of our products, and the revenue from our other activities will sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that restrict our operations.

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

As we plan for the broader commercialization of our HEPLISAV-B vaccine and for the requisite capacity to manufacture our CpG 1018 adjuvant, our financial commitments for manufacturing and supply capacity might outpace actual demand for our products.

As we manage our production capabilities for HEPLISAV-B and CpG 1018 adjuvant to support recent market share gains and other initiatives, we have been, and in the future will be, required to make significant financial commitments at our contract manufacturing organizations (“CMOs”), including minimum purchase commitments and prepayments of purchase orders to facilitate the procurement of raw materials and the incurrence of various manufacturing costs. Because of minimum or advance purchase commitments and uncertainty about the expected demand for HEPLISAV-B or CpG 1018 adjuvant, the financial commitments we make to our CMOs to support manufacturing may not be recovered in their entirety, or at all, if our customers do not ultimately purchase from us at expected volumes, or other concessions are made by us. As a result, we could end up making financial commitments that we never recover if demand for HEPLISAV-B or CpG 1018 adjuvant does not materialize in the volumes we are expecting or at all. This may require us to record certain charges or write-offs in one or more fiscal periods, which in turn could result in significant, unexpected fluctuations in our quarterly and annual operating results, and potentially have a material adverse effect on our results of operations, and financial condition.

As we plan for the requisite capacity to manufacture our CpG 1018 adjuvant to support potential vaccine collaborations in response to COVID-19 and other initiatives, we have been in the past, and in the future may be, required to make significant financial commitments to reserve manufacturing capacity at our CMOs. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. Similarly, prepayments of purchase orders may not be recoverable if we do not ultimately require the entire volume subject to the applicable purchase order. Because of long lead times on manufacturing and uncertainty about who will ultimately buy adjuvant from us and in what quantities, if any, the financial commitments we make to our CMOs to support manufacturing may not be recovered in their entirety, or at all, if our collaborators do not ultimately purchase from us or take delivery at expected volumes.

As a result of the foregoing, we could end up making financial commitments that we never recover if demand for our products do not materialize in the volumes we are expecting, or at all. This may require us to record certain charges or write-offs in one or more fiscal periods, which in turn could result in significant, unexpected fluctuations in our quarterly and annual operating results, and potentially have a material adverse effect on our results of operations, and financial condition. For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. It is possible we may have similar write-offs in the future.

We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S. and the European Union, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets in or outside of the U.S. and the European Union. Developing, seeking regulatory approval for and marketing our product candidates outside of the U.S. and the European Union in new jurisdictions where we don't currently have approval could impose substantial costs, impose burdens on our personnel, and divert management’s attention from domestic operations. International operations are subject to risk, including:

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

The results of clinical trials conducted to support regulatory approval in one or more jurisdictions, and any failure or delay in obtaining regulatory approval in one or more jurisdictions, may have a negative effect on the regulatory approval process in other jurisdictions, including our existing regulatory approval in the United States and the European Union. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates, which would impair our ability to generate revenues.

We rely on clinical research organizations (“CROs”) and clinical sites and investigators for our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.

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

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies, IRBs and the Ethics Committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under GMP and other requirements in foreign countries and may require large numbers of participants.

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
•
our inability to obtain IRB or Ethics Committee approval to conduct a clinical trial at a prospective site;
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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are given to larger patient populations, which often occur in later-stage clinical trials, or less favorable clinical outcomes. Moreover, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.

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

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

We have incurred significant net operating losses ("NOLs") during our history, and despite recent profitability, may not be able to achieve sustained profitability over the long term. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under legislation enacted in 2017, as modified by legislation enacted in 2020, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the aforementioned U.S. tax law provisions.

As of December 31, 2022, we had U.S. federal and state NOL carryforwards of $449.8 million and $308.8 million, respectively. Of the $449.8 million U.S. federal NOL carryforwards, $353.5 million may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remainder will begin to expire in 2023. The state NOL carryforwards will begin to expire in 2023.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as one or more stockholders or groups of stockholders who own at least 5% of our stock increasing their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. We have experienced ownership changes as a result of shifts in our stock ownership in the past, and in the future it is possible that we may be deemed to have experienced additional ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Tax law changes could adversely affect our business and financial condition.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act of 2017, the 2020 Coronavirus Aid, Relief, and Economic Security Act, and the 2022 Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of the foregoing tax legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under past or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive information, including our proprietary and confidential business data, trade secrets, intellectual property, data we may collect about trial participants in connection with clinical trials, and other sensitive data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s General Data Protection Regulation (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from the EEA and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Although there are various mechanisms that may be used in some cases to lawfully transfer personal data to the United States or other countries, these mechanisms are subject to legal challenges and may not be available to us. An inability or material limitation on our ability to transfer personal data to the United States or other countries could materially impact our business operations.

In the ordinary course of business, we may transfer personal data from the EEA and other jurisdictions to the United States or other countries. We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some regulators in the EEA have ordered certain companies to suspend or permanently cease certain transfers of data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

On October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Signals Intelligence Activities,” which implements into United States law the agreement in principle announced in March 2022 on a new EU-U.S. Data Privacy Framework. However, if this new transatlantic data transfer framework is not adopted and we are unable to continue to rely on standard contractual clauses or alternative mechanisms of data transfers from the EEA to the United States, this may materially and adversely affect our business, financial condition, and results of operations.

Additional privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may be subject to contractual obligations and policies related to data privacy and security. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the EU GDPR and UK GDPR, require our customers to impose specific contractual restrictions on their service providers.

Data privacy and security laws are quickly changing, and compliance (and any perceived non-compliance) is costly. Although we endeavor to comply with all applicable data privacy and security obligations, these obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to how to comply. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations, including our clinical trials; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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
•
federal false claims laws, including the False Claims Act and Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to the government or its agents that are false or fraudulent;
•
the Federal Food, Drug and Cosmetic Act and governing regulations which, among other things, prohibit off-label promotion of prescription drugs;
•
the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, “ACA”) which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members;
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created, among other things, new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services;
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
•
the Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign government officials and requires that a company’s books and records accurately reflect our transactions; and
•
foreign and state law equivalents of each of the federal laws described above, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information on the pricing of certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

In the U.S., the Office of Inspector General for the Department of Health and Human Services, the Department of Justice, states’ Attorneys General and other governmental authorities actively enforce the laws and regulations discussed above. These entities also coordinate extensively with the FDA, using legal theories that connect violations of the Federal Food, Drug and Cosmetic Act (such as off-label promotion) to the eventual submission of false claims to government healthcare programs. Prosecution of such promotion cases under the False Claims Act provides the potential for private parties (qui tam relators, or “whistleblowers”) to initiate cases on behalf of the government and provides for significantly higher penalties upon conviction.

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

Violations of any of the laws described above or any other applicable governmental regulations and other similar foreign laws may subject us, our employees or our agents to significant criminal, civil and administrative penalties, including fines, civil monetary penalties, exclusion from participation in government health care programs (including, in the U.S.,

Medicare and Medicaid), disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the restriction or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Additionally, whether or not we have complied with the law, an investigation into alleged unlawful conduct may cause us to incur significant expense, cause reputational damage, divert management time and attention, and otherwise adversely affect our business. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants, contractors, or other agents are or will be in compliance with all applicable U.S. or foreign laws.

We have applied for, and in some cases have received, grants that, if and when received, may involve pricing or other restrictions.

We have applied for, and in some cases have received, grants from various charitable, philanthropic and other organizations that, if and when received, may come with certain pricing requirements, global access requirements, reporting requirements or other covenants that require us to make the funded product available worldwide and on a nondiscriminatory basis. For example, we received such an initial grant from the Bill and Melinda Gates Foundation in 2020 to help fund the potential scale-up of production of our CpG 1018 adjuvant that may be required in the event the CpG 1018 adjuvant is included in any approved and commercially available vaccine, whether a COVID-19 vaccine or otherwise. Covenants in these types of grants may limit the price we can charge for any funded product and may involve a license to use technology we own that is included in the funded products if we do not comply. Such price limitations or licenses, if invoked, could serve to limit the prices we charge, or our control over the manufacturing and distribution of grant-funded products. Failure to agree to such requirements, may result in us not receiving some or all of the grant.

Enacted or future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may have an adverse effect on our operations and business.

We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There have been executive, legal and political challenges to certain aspects of ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January l, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, the ACA has been subject to various health reform measures. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any such challenges and additional healthcare reform measures by the Biden administration will impact the ACA and our business.

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas.

Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of the EU Member States. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business. However, in the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, and other equivalent foreign systems, some of which could further limit coverage and reimbursement of products, including our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

In connection with our work with the U.S. Department of Defense, we have become a defense contractor, and are therefore subject to additional administrative burdens and control requirements in connection with the maintenance of that relationship.

In September 2021, we entered into an agreement with the DoD relating to the conduct of a clinical trial in connection with the development of an improved plague vaccine. In connection with this agreement, we became subject to new administrative and control requirements, including certain reporting obligations as well as a requirement to develop, implement and maintain an International Traffic in Arms Regulations compliance program, among other things. Further, if our efforts result in an improved plague vaccine and we enter into a supply agreement for finished plague vaccines with the DoD, we expect that such a supply contract would impose additional administrative, control, compliance and other obligations. We have limited experience developing and administering such programs. Development and maintenance of such programs can be burdensome and costly and there can be no guarantee that we will be able to maintain compliance with all of the terms of such an agreement. Failure to comply with these requirements could have a significant reputational or financial impact on our business and on our stock price.

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

We may be exposed to future litigation or other dispute with third parties based on claims that our products, product candidates or proprietary technologies infringe their intellectual property rights, or we may be required to enter into litigation to enforce patents issued or licensed to us or to determine the ownership, scope or validity of our or another party’s proprietary rights, including a challenge as to the validity and scope of our issued and pending claims. From time to time, we have been, and in the future may become, involved in various administrative proceedings related to our intellectual property which can cause us to incur certain legal expenses. If we become involved in any litigation and/or other administrative proceedings related to our intellectual property or the intellectual property of others, we will incur substantial additional expenses and it will divert the efforts of our technical and management personnel.

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

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, the value of our products or product candidates may decrease, and we may be unable to realize any commercial benefit from the development of our vaccine candidates.

Our success depends on our ability to:

•
obtain and protect commercially valuable patents or the rights to patents both domestically and abroad;
•
operate without infringing upon the proprietary rights of others; and
•
prevent others from successfully challenging or infringing our proprietary rights.

We will be able to protect our proprietary rights from unauthorized use only to the extent that these rights are covered by valid and enforceable patents for a commercially sufficient term or are otherwise effectively maintained as trade secrets. We try to protect our proprietary rights by filing and prosecuting U.S. and foreign patent applications. However, in certain cases such protection may be limited, depending in part on existing patents held by third parties, or other disclosures which impact patentability, which may only allow us to obtain relatively narrow patent protection, if any at all. In the U.S., and worldwide, legal standards relating to the validity and scope of patent claims in the biopharmaceutical field can be highly uncertain, are still evolving and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in U.S. patent and ex-U.S. patent laws could diminish the value of patents in general, thereby impairing us and our collaborators’ ability to protect our products.

Our HEPLISAV-B vaccine and CpG 1018 adjuvant have no composition of matter patent protection in the United States or elsewhere. We must therefore rely primarily on the protection afforded by method of use patent claims relating to HEPLISAV-B vaccine and the use of CpG 1018 adjuvant in vaccines, and trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to HEPLISAV-B vaccine and CpG 1018 adjuvant. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that are projected to expire in 2032. We have filed patent applications claiming compositions and methods of use of CpG 1018 adjuvant for COVID-19 and other vaccines, but we cannot provide any assurances that we will receive an issued patent for any of these patent applications or that, if issued, any of these patents will provide adequate protection for any intended use of CpG 1018 adjuvant in vaccines. In addition, we are or may be subject to co-ownership of the underlying intellectual property with our collaborators and, therefore, may not be the sole owner and be in a position to diligently control patent prosecution, or enforce our rights. If we are unable to adequately obtain patent protection or enforce our other proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize any recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018 adjuvant. We also rely on trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to CpG 1018 adjuvant. If we or our collaborators are unable to adequately obtain, protect or enforce our proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we or our collaborators may not have the ability to prevent others from developing or commercializing a vaccine containing the adjuvant. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including disputes over ownership rights to intellectual property, know-how or technologies developed with our collaborators. The biopharmaceutical patent environment outside the U.S. is also uncertain. We may be particularly affected by this uncertainty since several of our product candidates or our collaborators’ vaccine candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection, if any at all. For example, while many countries such as the U.S. permit method of use patents or patent claims relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving, or may prohibit certain activities, and may be unfavorably interpreted to prevent us from successfully prosecuting some or all of our pending patent applications relating to the use of CpG 1018 adjuvant. There are some countries that currently do not allow such method of use patents or patent claims, or that significantly limit the types of uses, claims or subject matter that are patentable.

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
•
pending patent applications or issued patents may be challenged by third parties in litigation or other proceedings, such as inter partes reviews, pre- and post-grant oppositions, reexaminations, derivation proceedings and post-grant review, in the U.S or abroad;
•
we may be subject to claims that our employees or consultants have used or disclosed trade secrets or other proprietary information of their former employers or clients, thus putting our intellectual property at risk;
•
our reliance on trade secret protection and confidentiality and other agreements may not be sufficient to protect our interests and proprietary know-how related to our products and processes; and
•
it may be found that we or our collaborators have not complied with various procedural, document submission, fee payment and other requirements imposed by patent offices, and our patent protection could be reduced or eliminated.

We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that may not be directed to what is considered to be patentable subject matter, and for processes for which patents are difficult to enforce. We cannot be certain that we will be able to protect our trade secrets or other proprietary know-how adequately. Any disclosure of confidential data in the public domain or to third parties could allow our competitors to learn our trade secrets. If we are unable to adequately obtain or enforce proprietary rights, we may be unable to commercialize or continue to commercialize our products, enter into or maintain collaborations, generate revenues or maintain any advantage we may have with respect to existing or potential competitors.

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

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

Many of our employees or consultants may have been previously employed in other biopharmaceutical companies, including our competitors or potential competitors. Some of these individuals executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment or engagements. Although no claims against us are currently pending, we may be subject to claims that these employees or consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or clients. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop and ultimately commercialize, or prevent us from developing and commercializing, our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may rely, in some circumstances, on trade secrets and confidentiality agreements to protect our technology. Although trade secrets are difficult to protect, wherever possible, we use confidential disclosure agreements to protect the proprietary nature of our technology. Our standard practice is to require each of our collaborators, commercial partners, employees, consultants and advisors to enter into an agreement before beginning their employment, consulting or advisory relationship with us that in general provides that the individuals must keep confidential and not disclose to other parties any of our confidential information developed or learned by the individuals during the course of their relationship with us except in limited circumstances. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and/or proprietary information will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions, which could result in substantial costs which could severely harm our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications are due to be paid to the United States Patent and Trademark Office and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdictions, and in such an event, our competitors might be able to enter the market.

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
•
our ability to raise additional capital to fund our operations, to the extent needed;
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
•
investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance; and
•
industry conditions and general financial, economic and political instability.

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Changes in the broader macroeconomic condition, including historically high inflation, changes in interest rates, ongoing effects of the COVID-19 pandemic and instances of geopolitical instability, such as that resulting from the conflict between Russia and Ukraine, can and have caused changes in market prices, notwithstanding a lack of fundamental change in the underlying business models or prospects of companies. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock. In this regard, worsening economic conditions, interest rate increases and/or other tapering policies from the government, and other adverse effects or developments relating to the ongoing COVID-19 pandemic or general economic environment, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of December 31, 2022, we had $120.5 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

Holders of the Convertible Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. Moreover, we will be required to repay the Convertible Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefore or pay cash with respect to Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible

Notes or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture governing the Convertible Notes would constitute a default under the indenture governing the Convertible Notes. A default under the indenture governing the Convertible Notes or the occurrence of a fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the Convertible Notes could constitute an event of default under any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.

From January 1 through December 31, 2022, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

From January 1 through December 31, 2022, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

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

As our operations expand, we expect that we will need to manage additional relationships with various vendors, partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to successfully commercialize HEPLISAV-B, or other future products we may attempt to commercialize, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to effectively manage our commercialization efforts, research efforts and clinical trials and hire, train and integrate additional regulatory, manufacturing, administrative, and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing and achieving profitability.

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

Our business could be adversely affected by health epidemics in regions where we have manufacturing facilities, sales activities or other business operations. For example, outbreaks of epidemic or pandemic diseases, such as the ongoing COVID-19 pandemic, or the fear of such events, have and could again in the future cause restrictions on supply chains, restrict access to workplaces and affect employee health and availability. For example, during the peak of the COVID-19 pandemic there was a significantly reduced utilization of all adult vaccines (other than COVID-19 vaccines), including a reduced utilization of HEPLISAV-B.

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

In addition, our systems, along with those of our customers, suppliers, or third-party service providers which operate critical business systems to process sensitive information in a variety of contexts are potentially vulnerable to a variety of evolving threats and data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such threats could include, but not be limited to social-engineering attacks (including through phishing attacks), online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable flaws or bugs that could result in a breach of or disruption to our information technology systems (including our products or the third-party information technology systems that support us and our goods). If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

The potential liability and associated consequences we could suffer as a result of any such cyber events could be catastrophic and result in irreparable harm including (a) the loss of trade secrets or other intellectual property, or (b) the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others, (c) extortion and other monetary damages due to malware or business email compromise, (d) significant interruptions in our operations, or (e) other significant damages. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal, state and/or international data breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including, but not limited to, HIPAA, similar state data protection regulations, and the EU GDPR and UK GDPR, resulting in significant penalties; increased costs; loss of revenue; expenses of computer or forensic investigations; material fines and penalties; compensatory, special, punitive or statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; or injunctive relief. News reports have also highlighted COVID research-specific hacking and phishing attempts. Because we and our collaborators are working on vaccines, including COVID vaccines, we may be at higher-than-average risk for such attempts.

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

U.S. and equivalent foreign authorities and international authorities have been warning businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. In 2020, we experienced a cybersecurity incident known as a phishing e-mail scam, and although we do not consider its impact on us to be material, if we are unable to prevent this or other such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent such events.

Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Lease Expiration Date
Corporate headquarters office	Emeryville, CA	8,053	Leased	July 31, 2025
Manufacturing and office space	Düsseldorf, Germany	60,558	Leased	December 31, 2031
Laboratory and office space	Emeryville, CA	75,662	Leased (*)	March 31, 2031

(*) The entire 75,662 square feet have been subleased to a third party. Both our lease and sublease with the third party will continue until March 31, 2031.

We believe that our facilities are adequate to meet our requirements for the near term.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations. We are not currently aware of any material legal proceedings involving our Company.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “DVAX”.

As of February 21, 2023, there were approximately 41 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The chart below compares total stockholder return on an investment of $100 in cash on December 31, 2017, for our common stock, the Nasdaq Stock Market (U.S. companies), and the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends.

Note: Dynavax management cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 -YEAR CUMULATIVE TOTAL RETURN
AMONG DYNAVAX TECHNOLOGIES, NASDAQ MARKET INDEX, AND SIC CODE INDEX

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
DYNAVAX TECHNOLOGIES CORPORATION
NASDAQ U.S.
NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2017
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2022

This Section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Dynavax Technologies Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States and the European Union. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. In February 2021, we received Marketing Authorization approval of HEPLISAV-B from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany.

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the year ended December 31, 2022, HEPLISAV-B product revenue, net was $125.9 million.

CpG 1018® Adjuvant Supply for COVID-19 Vaccines

In January 2021, we entered into an agreement (the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant. In May 2021, we entered into the first amendment (the “Amendment”) to the CEPI Agreement. The CEPI Agreement, as amended, enables CEPI to direct the supply of CpG 1018 adjuvant to CEPI partner(s). In exchange for reserving CpG 1018 adjuvant, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan of up to $176.4 million. As of December 31, 2022, advance payments totaling $107.7 million were recorded as CEPI accrual in our consolidated balance sheets.

In June 2021, we entered into an agreement (the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, SCB-2019. Under the

Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In August of 2022, we signed an amendment (the “Clover Amendment No 1”) to the Clover Supply Agreement. Per the Clover Amendment No 1, we and Clover agreed to modify the scope of the Clover Supply Agreement by reducing certain quantities of CpG 1018 adjuvant, which we originally intended to deliver in accordance with a purchase order previously issued by Clover. The Clover Amendment No 1 was determined to be a contract modification in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606").

In October 2022, we executed the second amendment to the Clover Supply Agreement (the “Clover Amendment No 2”). Pursuant to the Clover Amendment No 2, we and Clover agreed to amend certain payment terms and further reduce certain quantities of CpG 1018 adjuvant to be delivered to Clover (the “Cancelled Portion”). The Clover Amendment No 2 primarily established: (i) a revised delivery schedule of CpG 1018 adjuvant to be delivered through December 31, 2022, (ii) revised payment terms of certain amounts to be received from Clover, and (iii) potential future collections of approximately $10.0 million payable by Clover upon the fulfillment of certain financing or net sales milestones. We recognized CpG 1018 adjuvant net product revenue of $288.0 million and $72.2 million from Clover, for the years ended December 31, 2022 and 2021, respectively. In connection with the Clover amendments, we also recognized an inventory write-off of $34.3 million of excess CpG 1018 adjuvant raw materials and finish goods inventory related to cancelled orders and reduced demand for CpG 1018 adjuvant. Our supply obligations under this contract have been fully satisfied as of December 31, 2022, and there are no remaining deliverables under this arrangement.

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Bio E’s commercialization of its CORBEVAX vaccine. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and October of 2022, we signed two amendments to the Bio E Supply Agreement ("Bio E Amendment No 1" and "Bio E Amendment No 2", respectively). The amendments primarily established new payment schedules for certain outstanding invoices and reduced the scope of the Bio E Supply Agreement. We recognized CpG 1018 adjuvant net product revenue of $206.2 million and $185.7 million from Bio E, for the years ended December 31, 2022 and 2021, respectively. Our supply obligations under this contract have been fully satisfied as of December 31, 2022, and there are no remaining deliverables under this arrangement.

In May 2022, we entered into a commercial supply agreement (the “Bio Farma Supply Agreement”) with PT Bio Farma (Persero) (“Bio Farma”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Bio Farma’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, for delivery in the second quarter and third quarter of 2022. The Bio Farma Supply Agreement also provides terms for Bio Farma to order additional quantities of CpG 1018 adjuvant for delivery throughout the life of the agreement. We recognized CpG 1018 adjuvant net product revenue of $25.4 million from Bio Farma for the year ended December 31, 2022. This contract has been fully satisfied as of December 31, 2022, and there are no remaining deliverables under this arrangement.

In 2021, we entered into supply agreements with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant, MVC-COV1901, for delivery throughout the life of the agreements. This contract has been fully satisfied as of December 31, 2022, and there are no remaining deliverables under this arrangement. We did not recognize CpG 1018 adjuvant net product revenue from Medigen during the year ended December 31, 2022. We recognized CpG 1018 adjuvant net product revenue of $26.7 million and $1.2 million from Medigen, for the years ended December 31, 2021 and 2020, respectively.

In the third quarter of 2020, we entered into a commercial supply agreement (the “Valneva Supply Agreement”) with Valneva Scotland Limited (“Valneva”) to cover the supply of CpG 1018 adjuvant for its SARS-COV-2 vaccine candidate, VLA2001, in support of its supply agreement with the United Kingdom Government and subject to the terms of such agreement. In September 2021, Valneva received a termination notice from the United Kingdom Government in relation to such supply agreement.

In October 2021, we and Valneva entered into a letter agreement (the “Valneva Amendment”) modifying certain deliverables of the Valneva Supply Agreement. Specifically, the Valneva Amendment modifies the original Valneva Supply

Agreement as follows: (1) cancels certain purchase orders for CpG 1018 adjuvant previously issued under the original Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment; and (2) provides a future delivery schedule for commercial supply of CpG 1018 adjuvant through 2022. We recognized CpG 1018 net product revenue of $68.0 million, $89.4 million and $2.0 million from Valneva for the years ended December 31, 2022, 2021 and 2020, respectively. This contract has been fully satisfied as of December 31, 2022, and no remaining deliverables exist under this arrangement.

For the year ended December 31, 2022, total CpG 1018 adjuvant product revenue, net, amounted to $587.7 million. Past performance is not a reliable indicator of future performance, however, and future revenue and associated profitability may therefore vary significantly. Specifically, as our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development stockpile, we currently expect minimal to no CpG 1018 adjuvant revenue for 2023 associated with these arrangements. See Note 9 - Collaborative Research Development and License Agreements, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

COVID-19 Update

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts to help protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important new vaccines to patients as rapidly as possible. We have significantly downsized our office space and are embracing a flexible work environment.

We have actively pursued opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging CpG 1018 adjuvant, our toll-like receptor 9 (“TLR9”) agonist, which is also used in our HEPLISAV-B product. Since the first half of 2021, we have announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines. All five of our vaccine development collaboration partners have received Emergency Use Authorization and/or approval in respective territories and countries around the world as of December 31, 2022. We and our contract manufacturers had developed and implemented plans to help scale-up activities to support pandemic-level of production of our CpG 1018 adjuvant, as necessary to support these and any future collaborations. There can be no assurance we will be successful in our efforts to help develop or supply adjuvanted COVID-19 vaccines or other vaccines over the long term.

The extent of the impact of the COVID-19 pandemic on our ability to generate sales and revenues, our regulatory efforts, our corporate development objectives and the value of, and market for, our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Because of the above and other factors, our results of operations may vary substantially from year to year, and from quarter to quarter, and, as a result, we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For additional information on the various current and future potential risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors, included above.

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

See Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a summary of our significant accounting policies.

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

Recent Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for information regarding recent accounting pronouncements that are of significance, or potential significance to us.

Results of Operations

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase from
	Year Ended December 31,		2021 to 2022
Revenues:	2022	2021	$	%
HEPLISAV-B	$125,937	$61,870	$64,067	104%
CpG 1018 adjuvant	587,708	375,229	212,479	57%
Total product revenue, net	713,645	437,099	276,546	63%
Other revenue	9,038	2,343	6,695	286%
Total revenues	$722,683	$439,442	$283,241	64%

HEPLISAV-B product revenue increased by $64.1 million for the year ended December 31, 2022 compared to 2021. Approximately $56.8 million of the increase was due to higher volume, which was driven by continued improvement in market share and utilization of adult vaccines. Approximately $7.2 million of the increase was due to higher net sales price.

The following table summarizes our CpG 1018 adjuvant product revenue, net by customers (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2021 to 2022
CpG 1018 Adjuvant Product Revenue:	2022	2021	$	%
Clover (1)	$288,039	$72,185	$215,854	299%
Bio E	206,164	185,685	20,479	11%
Medigen	-	26,742	(26,742)	(100)%
Bio Farma	25,436	1,041	24,395	2343%
Valneva	68,013	89,400	(21,387)	(24)%
Other	56	176	(120)	(68)%
Total CpG 1018 adjuvant product revenue	$587,708	$375,229	$212,479	57%

(1) For the year ended December 31, 2022, we recognized $24.1 million of revenue related to certain non-cancelable costs that we incurred under the Clover Supply Agreement, as amended.

CpG 1018 adjuvant product revenue increased by $212.5 million for the year ended December 31, 2022 compared to 2021. The increase was primarily due to the timing of product delivery across our customers, coupled with approximately $55.4 million in revenue recognized in connection with final product delivery under our agreement with Valneva and approximately $24.1 million in revenue associated with certain provisions of Amendment No 1 with Clover. We have completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

As our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development stockpile, we currently expect minimal to no CpG 1018 adjuvant revenue for 2023 associated with these arrangements as compared to 2022. Long-term demand for CpG 1018 vaccine adjuvant supporting COVID-19 vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 vaccine is approved for use.

Other revenue primarily includes revenue from our agreement with the DoD. For the year ended December 31, 2022 and 2021, we recognized $8.8 million and $0.5 million of revenue from our agreement with the DoD, respectively. The increase was primarily driven by the commencement of the Phase 2 clinical trial which commenced in August 2022.

Cost of Sales – Product

Cost of sales - product, consists primarily of raw materials, certain fill, finish and overhead costs, and any inventory adjustment charges for HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase from
	Year Ended December 31,		2021 to 2022
Cost of Sales - Product:	2022	2021	$	%
HEPLISAV-B	$40,131	$26,999	$13,132	49%
CpG 1018 adjuvant	222,022	146,573	75,449	51%
Total cost of sales - product	$262,153	$173,572	$88,581	51%

HEPLISAV-B cost of sales-product increased by $13.1 million for the year ended December 31, 2022 compared to 2021. Approximately $15.7 million of the increase was due to higher sales volume, partially offset by a decrease of approximately $0.5 million due to lower unit cost, combined with lower excess capacity charges due to non-routine maintenance and equipment installation at our facility in Düsseldorf, which totaled $2.6 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively.

Additionally, for the year ended December 31, 2021, due to the COVID-19 pandemic and its prolonged impact on vaccine utilization and corresponding revisions to our sales forecast, we recorded an approximately $2.6 million write-off to cost of sales – product associated with HEPLISAV-B slow moving short-dated inventory that had been manufactured prior to the beginning of the COVID-19 pandemic. There were no HEPLISAV-B inventory write-offs during the year ended December 31, 2022.

CpG 1018 adjuvant cost of sales-product for the year ended December 31, 2022 increased by $75.4 million compared to 2021. The increase was primarily driven by higher sales volume, as we entered into supply and collaboration agreements with major collaboration partners in 2021 and 2022, and we continued to manufacture and ship CpG 1018 adjuvant pursuant to such supply and collaboration agreements. In addition, the increase in cost of sales-product was also driven by certain one-time charges totaling approximately $45.4 million, comprising an inventory write-off of $34.3 million in connection with cancelled orders and the reduction in demand associated with the Clover Supply Agreement, as amended, and $11.1 million in charges related to certain non-refundable pre-payments made to one of our CMOs regarding certain raw materials costs that are not likely to be manufactured into finish goods inventory. There were no such charges during the year ended December 31, 2021.

In line with our revenue expectations, we currently expect minimal to no CpG 1018 adjuvant cost of sales-product associated with our CpG 1018 adjuvant customer arrangements in 2023, as compared to 2022.

Research and Development

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

The following is a summary of our research and development expense (in thousands, except for percentages).

			Increase
			(Decrease) from
	Year Ended December 31,		2021 to 2022
Program Expenses (*):	2022	2021	$	%
HEPLISAV-B development	$3,973	$11,265	$(7,292)	(65)%
CpG 1018 adjuvant development	2,379	5,652	(3,273)	(58)%
Tetanus, diphtheria, and acellular pertussis	8,994	4,715	4,279	91%
Shingles	13,943	3,442	10,501	305%
Plague (1)	4,065	113	3,952	3497%
Other (2)	5,421	1,627	3,794	233%
Other Research and Development Expenses:
Facility costs	1,871	1,596	275	17%
Non-cash stock-based compensation	5,954	3,818	2,136	56%
Total research and development	$46,600	$32,228	$14,372	45%

(*) Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total research and development expenses.

(1) In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We are being fully reimbursed by the DoD for the costs of this study which is recorded in other revenue in our consolidated statements of operations.

(2) For the year ended December 31, 2022, "Other" includes pre-clinical investments and approximately $1.2 million in final close-out costs associated with the divestment of our immuno-oncology portfolio in 2019.

Research and development expenses increased by $14.4 million for the year ended December 31, 2022 compared to 2021. The increase was primarily due to an increase of $22.5 million related to continued investments in our product candidates utilizing CpG 1018 adjuvant through clinical and pre-clinical collaborations, and additional discovery efforts. These were combined with an increase in non-cash stock-based compensation expense of $2.1 million associated with increased headcount to support advancement of our clinical vaccine programs.

This increase was partially offset by a $10.6 million decrease in HEPLISAV-B and CpG 1018 adjuvant development costs. HEPLISAV-B development costs for the year ended December 31, 2022 decreased, compared to 2021, primarily due to the completion of HEPLISAV-B dialysis study. In addition, HEPLISAV-B development costs for year ended December 31, 2021 included certain activities associated with increasing production yields at our Düsseldorf manufacturing facility. CpG 1018 adjuvant development costs for year ended December 31, 2021 included CpG 1018 adjuvant production scale-up costs. As we continue to progress our clinical-stage pipeline, we expect research and development expenses to continue to represent a substantial portion of our expenses and continue to increase in future years.

Selling, General and Administrative

Selling, general and administrative expenses consists primarily of compensation and related costs for our commercial support personnel, medical education professionals and personnel in executive and other administrative functions, including legal, finance and information technology; costs for outside services such as sales and marketing, post-marketing studies of HEPLISAV-B, accounting, commercial development, consulting, business development, investor relations and insurance; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2021 to 2022
Selling, General and Administrative:	2022	2021	$	%
Compensation and related personnel costs	$52,865	$43,135	$9,730	23%
Outside services	41,049	27,981	13,068	47%
Legal costs	2,223	1,906	317	17%
Facility costs	12,153	12,240	(87)	(1)%
Non-cash stock-based compensation	23,118	14,894	8,224	55%
Total selling, general and administrative	$131,408	$100,156	$31,252	31%

Selling, general and administrative expenses increased by $31.3 million for the year ended December 31, 2022 compared to 2021. The increase was driven by personnel-related costs including cash and non-cash compensation associated with higher headcount and an increase in business travel, coupled with an increase in outside services primarily due to an overall increase in commercial and marketing efforts related to the Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (“ACIP”) universal recommendation and our efforts to expand market share. We expect our selling, general and administrative expenses to increase in future periods to support the overall growth in our business.

Gain on Sale of Assets

In July 2020, we sold assets related to our immuno-oncology compound, SD-101, which included intellectual property, clinical and non-clinical data, regulatory filings, clinical supply inventory and certain contracts to Surefire Medical Inc. d/b/a TriSalus Life Sciences (“TriSalus”). Pursuant to the Asset Purchase Agreement, we received $5.0 million upon closing of the transaction and $4.0 million in December 2020 as reimbursement for certain clinical trial expenses. In addition, we could receive up to an additional $250.0 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of product containing SD-101 compound. In 2020, we recognized a gain on sale of SD-101 assets of $6.9 million, net of transaction costs.

In September 2021, we received payment of $1.0 million from TriSalus for achieving a pre-commercialization milestone, which was recognized as a gain on sale of SD-101 assets our consolidated statements of operations for the year ended December 31, 2021. In May 2022, we received payment of $1.0 million from TriSalus for achieving a pre-commercialization milestone, which we recognized as a gain on sale of SD-101 assets of $1.0 million in our consolidated statements of operations.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2021 to 2022
	2022	2021	$	%
Interest income	$7,912	$140	$7,772	5,551%
Interest expense	$(6,732)	$(11,176)	$(4,444)	(40)%
Sublease income	$7,685	$7,735	$(50)	(1)%
Loss on debt extinguishment	$-	$(5,232)	$5,232	NM
Change in fair value of warrant liability	$1,801	$(49,354)	$51,155	104%
Other	$111	$922	$(811)	(88)%

NM = Not meaningful

Interest income for the year ended December 31, 2022 increased, as compared to 2021, primarily due to higher yields and balances in our marketable securities portfolio. Interest expense for the year ended December 31, 2022 decreased, as compared to 2021, due to the repayment of our long-term debt in May 2021, replaced by the issuance of Convertible Notes in May 2021 at a lower effective interest rate. In connection with the repayment of our long-term debt, we recorded a one-time loss on debt extinguishment of $5.2 million in the second quarter of 2021. The change in the fair value of warrant liability is primarily due to the decrease in our stock price from January 1, 2022 through the expiration date of the warrants on February 12, 2022. There were no warrants outstanding as of December 31, 2022. The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Income Taxes

Our income tax expense and effective income tax rate were as follows (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2021 to 2022
	2022	2021	$	%
Income tax expense	$1,143	$808	$335	41%
Effective income tax rate	0.4%	1%	-	-

We recorded income tax expense of $1.1 million and $0.8 million for the years ended December, 31, 2022 and 2021, respectively. Our effective tax rate for the year ended December 31, 2022 was 0.4%, which is primarily comprised of net operating losses and research and development credits, as well as changes in our valuation allowance.

Liquidity and Capital Resources

As of December 31, 2022, we had $624.4 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of December 31, 2022, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of December 31, 2022, advance payments totaling $107.7 million were recorded as CEPI accrual in our consolidated balance sheets.

As of December 31, 2022, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $3.9 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

For the year ended December 31, 2021, we received net cash proceeds of $28.2 million resulting from sales of 2,878,567 shares of our common stock pursuant to a 2020 At Market Sales Agreement with Cowen and Company, LLC (“2020 ATM Agreement”). All of these shares were sold in 2021. As of December 31, 2022, we had $120.5 million remaining under the 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the years ended December 31, 2022 and 2021, we recorded net income of $293.2 million and $76.7 million, respectively, compared to the net loss of $75.2 million for the year ended December 31, 2020. We cannot be certain that sales of our products, and the revenue from our other activities are sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us or at all. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent or future disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

During the year ended December 31, 2022, we generated $62.7 million of cash from our operations primarily due to our net income of $293.2 million, of which $69.0 million consisted of non-cash items, which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, inventory write-off, non-cash interest expense and accretion and amortization on marketable securities. By comparison, during the year ended December 31, 2021, we generated $335.5 million of cash from our operations primarily due to our net income of $76.7 million, of which $82.4 million consisted of non-cash items which included change in fair value of warrant liability, stock-based compensation, depreciation and amortization, amortization of right-of-use assets, inventory write-off, non-cash interest expense and accretion and amortization on marketable securities. Cash provided by our operations during the year ended December 31, 2022 decreased by $272.8 million. For the year ended December 31, 2022, our deferred revenue balance decreased by $349.9 million primarily due to the fulfillment of our obligations to deliver CpG 1018 adjuvant to our collaboration partners. For the year ended December 31, 2021, our deferred revenue balance increased $311.7 million primarily due to the collection of advance payments from our CpG 1018 adjuvant customers in connection with the placement of new orders. Our prepaid manufacturing balance decreased by $159.7 million as we released all of our CMOs prepaid manufacturing costs upon completion of their CpG 1018 production. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2022, net cash used in investing activities was $316.0 million compared to $14.2 million of cash provided by investing activities for the year ended December 31, 2021. Cash used in investing activities during the year ended December 31, 2022 included $309.9 million of net purchases of marketable securities compared to $22.7 million of net proceeds from maturities and redemptions of marketable securities during 2021. In addition, for each of the year ended December 31, 2022 and 2021, we received $1.0 million from sale of SD-101 assets, net of transaction costs. Cash used in net purchases of property plant and equipment decreased by $2.3 million during the year ended December 31, 2022 compared to 2021.

During the years ended December 31, 2022 and 2021, net cash provided by financing activities was $19.5 million and $55.8 million, respectively. Cash provided by financing activities for the year ended December 31, 2022 included proceeds of $8.5 million from warrants exercised, and proceeds of $11.1 million from the exercise of stock options and employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2021 included net proceeds of $219.8 million from the issuance of our Convertible Notes, $28.2 million from our 2020 ATM Agreement, $17.8 million proceeds from warrants exercised, $7.4 million from options exercised and employee stock purchase plan, offset by $190.2 million repayment of our long-term debt, and $27.2 million purchases of capped call options.

Contractual Obligations

We lease our facilities in Emeryville, California and Düsseldorf, Germany. We lease and sublease certain manufacturing and office space with lease terms ranging from 3 to 12 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at our election to renew or extend the lease for two successive five-year terms. These optional periods have not been considered in the determination of the Right-of-use (“ROU”) assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain.

We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income was $7.7 million for each of the years ended December 31, 2022, 2021 and 2020. Sublease income is included in other income (expense) in our consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord is shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

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

In November 2013, we entered into a Commercial Manufacturing and Supply Agreement with Baxter Pharmaceutical Solutions LLC (“Baxter”) that was amended in September 2021 (as amended, the “Baxter Agreement”). Baxter provides formulation, fill and finish services and produces HEPLISAV-B for commercial use. Pursuant to the Baxter Agreement, we are obligated to purchase an annual minimum number of batches of HEPLISAV-B for each of the next four calendar years through December 31, 2026, and there are certain limits on the number of batches that Baxter is required to produce. As of December 31, 2022, our aggregate minimum commitment under the Baxter Agreement was $9.3 million within the next 12 months, and $34.1 million beyond the next 12 months.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of December 31, 2022, we have no material non-cancelable purchase and other commitments for the supply of CpG 1018 adjuvant within the next 12 months.

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

We also rely on and have entered into agreements with research institutions, contract research organizations and clinical investigators as well as clinical material manufacturers. These agreements are typically terminable by us upon reasonable written notice. Generally, we are only obligated to pay for actual time spent and materials consumed by the organizations at any point in time during the contract through the notice period.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. We received $1.0 million from TriSalus in each of the years ended December 31, 2022 and 2021, as pre-commercialization milestones were met, and we recorded the proceeds as gain on sale of assets in our consolidated statements of operations in each of the years ended December 31, 2022 and 2021. We also paid Holdings $0.5 million in each of those years, which we recorded in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2022 and 2021. No liability has been recorded under this agreement as of December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in highly liquid investments in money market funds, U.S. government agency securities, U.S. treasuries and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of investments would be $4.1 million or $5.1 million, respectively.

Due to the short duration and nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH, Dynavax India LLP, and a branch of Dynavax registered in Italy, with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2022 was a $4.0 million loss primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2022, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

During the year ended December 31, 2022, the Company’s net product revenues for HEPLISAV-B were $125.9 million. As explained in Note 2 of the consolidated financial statements, revenue from product sales includes estimates of variable consideration for which reserves are established, including reserves for product returns.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that identified risks related to the Company’s process used to determine reserves for returns on product revenue. For example, we tested controls over management’s review of the completeness and accuracy of the data used in the process and the assumptions about Customers’ units in the channel as of the balance sheet date.

To test the Company’s reserves for returns on product revenue, our audit procedures included, among other procedures, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the assumptions used by management to estimate its reserves. To test management’s assumptions, we inspected agreements with significant Customers to validate the rights of return policy, obtained written representations from members of the commercial and market access functions regarding changes to the terms and conditions reported to the legal and accounting departments, examined credit memos issued during and after year end for unusual items or trends not consistent with the Company’s analysis of product returns, performed revenue cutoff testing at period end to assess whether there were unusual trends that should have been considered in the Company analysis of product returns, compared the shipment reports to Customers sell through information to assess the extent of inventory in the distribution channel and examined Customers reorder information. We also performed sensitivity analyses over the Company’s return rate to assess the effect of changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

San Francisco, California

February 23, 2023

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$202,004	$436,189
Marketable securities available-for-sale	422,391	109,761
Accounts receivables, net	145,130	116,216
Other receivables	2,385	15,600
Inventories, net	59,446	61,335
Prepaid manufacturing	-	159,655
Prepaid expenses and other current assets	85,629	73,764
Total current assets	916,985	972,520
Property and equipment, net	37,596	35,020
Operating lease right-of-use assets	25,745	25,964
Goodwill	2,006	2,125
Restricted cash	207	219
Other assets	3,311	3,398
Total assets	$985,850	$1,039,246
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,211	$2,600
Accrued research and development	4,775	4,688
CEPI accrual (Note 9)	107,738	128,848
Accrued liabilities (Note 7)	30,719	49,796
Warrant liability	-	18,016
Deferred revenue	-	349,864
Other current liabilities	3,631	2,590
Total current liabilities	150,074	556,402
Convertible Notes, net of debt discount of $3,922 and $5,010 at December 31, 2022 and December 31, 2021, respectively (Note 10)	221,578	220,490
Long-term portion of lease liabilities	32,801	34,316
Other long-term liabilities	384	5,664
Total liabilities	404,837	816,872
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at December 31, 2022, and 2021; zero shares outstanding at December 31, 2022 and 2021	-	-
Common stock: $0.001 par value; 278,000 shares authorized at December 31, 2022 and 2021; 127,604 shares and 122,945 shares issued and outstanding at December 31, 2022 and 2021, respectively	128	123
Additional paid-in capital	1,510,518	1,441,868
Accumulated other comprehensive loss	(5,438)	(2,266)
Accumulated deficit	(924,195)	(1,217,351)
Total stockholders’ equity	581,013	222,374
Total liabilities and stockholders’ equity	$985,850	$1,039,246

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenue, net	$713,645	$437,099	$39,307
Other revenue	9,038	2,343	7,244
Total revenues	722,683	439,442	46,551
Operating expenses:
Cost of sales - product	262,153	173,572	11,410
Cost of sales - amortization of intangible assets	-	-	2,500
Research and development	46,600	32,228	28,607
Selling, general and administrative	131,408	100,156	79,256
Gain on sale of assets (Note 8)	(1,000)	(1,000)	(6,851)
Total operating expenses	439,161	304,956	114,922
Income (loss) from operations	283,522	134,486	(68,371)
Other income (expense):
Interest income	7,912	140	1,260
Interest expense	(6,732)	(11,176)	(19,062)
Sublease income	7,685	7,735	7,706
Loss on debt extinguishment (Note 11)	-	(5,232)	-
Change in fair value of warrant liability (Note 14)	1,801	(49,354)	4,124
Other	111	922	(897)
Income (loss) before income taxes	294,299	77,521	(75,240)
Provision for income taxes	(1,143)	(808)	-
Net income (loss)	$293,156	$76,713	$(75,240)
Undistributed earnings allocated to participating securities	(283)	(4,569)	-
Net income (loss) allocable to common stockholders	$292,873	$72,144	$(75,240)
Net income (loss) per share allocable to common stockholders
Basic	$2.32	$0.62	$(0.75)
Diluted	$1.97	$0.57	$(0.78)
Weighted-average shares used in computing net income (loss) per share allocable to common stockholders:
Basic	126,398	116,264	100,753
Diluted	150,797	133,006	101,504

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$293,156	$76,713	$(75,240)
Other comprehensive (loss) income, net of tax:
Reclassification of realized gain on available-for-sale securities recognized in interest income	-	-	(21)
Change in unrealized loss on marketable securities available-for-sale	(1,407)	(30)	(20)
Cumulative foreign currency translation adjustments	(1,765)	(2,509)	2,701
Total other comprehensive (loss) income	(3,172)	(2,539)	2,660
Total comprehensive income (loss)	$289,984	$74,174	$(72,580)

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Preferred Stock
	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	83,871	$84	5	$-	$1,229,417	$(2,387)	$(1,218,824)	$8,290
Conversion of preferred stock	700	1	(1)	-	-	-	-	1
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,209	1	-	-	288	-	-	289
Issuance of common stock under Employee Stock Purchase Plan	195	-	-	-	672	-	-	672
Issuance of common stock, net of issuance costs, in conjunction with an underwritten public offering and an At Market Sales Agreement (Note 14)	24,215	24	-	-	108,513	-	-	108,537
Stock compensation expense	-	-	-	-	13,484	-	-	13,484
Total other comprehensive income	-	-	-	-	-	2,660	-	2,660
Net loss	-	-	-	-	-	-	(75,240)	(75,240)
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Conversion of preferred stock	4,140	4	(4)	-	(4)	-	-	-
Issuance of common stock upon exercise of stock options and restricted stock awards, net	1,560	2	-	-	6,575	-	-	6,577
Issuance of common stock under Employee Stock Purchase Plan	217	-	-	-	841	-	-	841
Issuance of common stock upon exercise of warrants	3,959	4	-	-	59,884	-	-	59,888
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (Note 14)	2,879	3	-	-	28,153	-	-	28,156
Issuance of capped call options (Note 10)	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	21,285	-	-	21,285
Total other comprehensive loss	-	-	-	-	-	(2,539)	-	(2,539)
Net income	-	-	-	-	-	-	76,713	76,713
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of stock options and restricted stock awards, net	2,626	3	-	-	9,637	-	-	9,640
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Issuance of common stock under Employee Stock Purchase Plan	154	-	-	-	1,430	-	-	1,430
Stock compensation expense	-	-	-	-	32,915	-	-	32,915
Total other comprehensive loss	-	-	-	-	-	(3,172)	-	(3,172)
Net Income	-	-	-	-	-	-	293,156	293,156
Balances at December 31, 2022	127,604	$128	-	$-	$1,510,518	$(5,438)	$(924,195)	$581,013

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$293,156	$76,713	$(75,240)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,812	4,296	4,273
Amortization of right-of-use assets	2,856	2,715	2,562
Inventory write-off	34,288	2,588	-
Loss (gain) on disposal of property and equipment and from lease termination	-	47	(98)
Amortization of premiums (accretion of discounts) on marketable securities	(4,181)	470	535
Realized gain on available-for-sale securities	-	-	(57)
Loss on debt extinguishment	-	5,232	-
Change in fair value of warrant liability	(1,801)	49,354	(4,124)
Stock compensation expense	32,915	21,285	13,484
Cost of sales - amortization of intangible assets	-	-	2,500
Non-cash interest expense	1,088	1,608	2,542
Tenant improvements provided by the landlord	-	-	1,137
Gain on sale of assets	(1,000)	(1,000)	(6,851)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(15,699)	(109,155)	(13,775)
Inventories, net	(32,399)	(234)	(22,357)
Prepaid manufacturing	159,655	(130,232)	(29,423)
Prepaid expenses and other current assets	(11,865)	(64,558)	(1,826)
Other assets	87	175	(229)
Accounts payable	691	(767)	(3,448)
CEPI accrual (Note 9)	(21,110)	128,848	-
Lease liabilities	(3,125)	(3,234)	(2,872)
Deferred revenue	(349,864)	311,652	38,212
Accrued and other liabilities	(24,788)	39,725	2,804
Net cash provided by (used in) operating activities	62,716	335,528	(92,251)
Investing activities
Acquisition of technology licenses	-	-	(7,000)
Purchases of marketable securities	(632,306)	(164,928)	(201,786)
Proceeds from maturities and redemptions of marketable securities	322,450	187,630	148,565
Proceeds from sales of marketable securities	-	-	30,910
Purchases of property and equipment, net	(7,139)	(9,477)	(4,072)
Proceeds from sale of assets, net of transaction costs	1,000	1,000	6,851
Net cash (used in) provided by investing activities	(315,995)	14,225	(26,532)
Financing activities
Proceeds from issuances of common stock, net	-	28,156	108,538
Proceeds from issuance of Convertible Notes, net	-	219,822	-
Purchases of capped call options	-	(27,240)	-
Repayment of long-term debt	-	(190,194)	-
Proceeds from warrants exercises	8,455	17,814	-
Proceeds from exercise of stock options and release of restricted stock awards, net	9,639	6,577	289
Proceeds from Employee Stock Purchase Plan	1,431	841	672
Net cash provided by financing activities	19,525	55,776	109,499
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(443)	(1,431)	1,494
Net increase (decrease) in cash and cash equivalents, and restricted cash	(234,197)	404,098	(7,790)
Cash and cash equivalents, and restricted cash at beginning of year	436,408	32,310	40,100
Cash and cash equivalents, and restricted cash at end of year	$202,211	$436,408	$32,310
Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$2,208	$1,312	$-
Cash paid during the year for interest	$5,638	$9,815	$16,541
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$1,015	$591	$361
Right-of-use assets obtained in exchange for operating lease liabilities	$2,848	$2,468	$-

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

2.
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include our accounts and those of our wholly-owned subsidiaries, Dynavax GmbH located in Düsseldorf, Germany, Dynavax India LLP in India and a branch of Dynavax in Italy. All intercompany accounts and transactions among the entities have been eliminated from the consolidated financial statements.

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

Foreign Currency Translation

We consider the local currency to be the functional currency for our international subsidiaries, Dynavax GmbH, located in Düsseldorf, Germany, Dynavax India LLP, and a branch of Dynavax registered in Italy. Accordingly, assets and liabilities denominated in this foreign currency are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive income (loss) in stockholders’ equity.

As of December 31, 2022 and 2021, the cumulative translation adjustments balance was $(4.0) million and $(2.3) million, respectively, primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. For the years ended December 31, 2022, 2021 and 2020, we reported an unrealized foreign currency translation (loss) gain of $(1.8) million, $(2.5) million and $2.7 million, respectively. Realized gains and losses resulting from currency transactions are included in other income (expense) in the consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, we reported a gain (loss) of $0.1 million, $0.9 million and $(0.8) million, respectively, resulting from currency transactions in our consolidated statements of operations.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that we operate in one operating segment that is focused on the discovery, development and commercialization of innovative vaccines. Net assets outside of the U.S. were less than 10% of total net assets as of December 31, 2022 and 2021.

Cash and Cash Equivalents and Marketable Securities

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

Our policy is to invest cash in institutional money market funds and marketable securities of the U.S. government and corporate issuers with high credit quality to limit the amount of credit exposure. We currently maintain a portfolio of cash equivalents and marketable securities in a variety of securities, including short-term money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We have not experienced any significant losses on our cash equivalents and marketable securities.

Our accounts receivable balance consists, primarily, of amounts due from product sales. Accounts receivable are recorded net of reserves for chargebacks, distribution fees, trade discounts and doubtful accounts. We estimate our allowance for doubtful accounts based on an evaluation of the aging of our receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, we have not recorded any allowance for doubtful accounts. As of December 31, 2022 and 2021, three customers collectively represented approximately 78% and 76% of our HEPLISAV-B trade receivable balance, respectively. As of December 31, 2022 and 2021, one customer represented approximately 100% and 94% of our CpG 1018 adjuvant trade receivable balance, respectively.

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

Our long-lived assets located in the United States as of December 31, 2022 and 2021, represented 34% and 43% of our total assets, respectively, and the remaining long-lived assets were located in Germany.

Inventories, net

HEPLISAV-B Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the year ended December 31, 2022, there were no inventory write-offs recognized. For the year ended December 31, 2021, we wrote-off approximately $2.6 million associated with HEPLISAV-B excess and obsolete inventory, that was a result of decreased sales due to the COVID-19 pandemic, which is included in cost of sales – product.

We consider regulatory approval of product candidates to be uncertain and product manufactured prior to the required regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for product candidates incurred prior to regulatory approval are not capitalized as inventory. Instead, those are expensed as research and development costs. We begin capitalization of these inventory related costs once regulatory approval is obtained.

CpG 1018 Adjuvant Inventories, net

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the year ended December 31, 2022, we recorded $34.3 million of inventory write-off to cost of sales - product, in connection with cancelled orders and the reduction in demand for CpG 1018 adjuvant reflected in the Clover Supply Agreement, as amended (See Note 9). For the year ended December 31, 2021, there were no inventory write-offs recognized.

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

Leases

We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset, and whether we have the right to control the identified asset. Operating leases are included in operating lease right-of-use assets, other current liabilities and long-term portion of lease liabilities in our consolidated balance sheets. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The classification of our leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of ROU assets and lease liabilities is based on the present value of future lease payments over the lease term. The ROU asset also includes the effect of any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in our leases is generally unknown, we use our incremental borrowing rate based on information available at the lease commencement date in determining the present value of future lease payments. We consider our credit risk, term of the lease, total lease payments and adjust for the impacts of collateral, as necessary, when calculating our incremental borrowing rate. The lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise any such options. Rent expense for our operating leases is recognized on a straight-line basis over the lease term. Variable lease payments are recorded as an expense in the period incurred.

We have elected not to apply the recognition requirements of Accounting Standards Codification (“ASC”) 842, Leases ("ASC 842"), for short-term leases. We have also elected the practical expedient to not separate lease components from non-lease components.

As lessors, we determine if an arrangement includes a lease at inception. We elected the practical expedient to not separate lease components from non-lease components. Sublease income is recognized on a straight-line basis over the expected lease term and is included in other income (expense) in our consolidated statements of operations.

Goodwill

Goodwill represents the excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed. Our goodwill balance relates to our acquisition of Dynavax GmbH in 2006. Goodwill is not amortized, but instead is reviewed for impairment test at least annually, or more frequently if events occur or circumstances change that would indicate the carrying amount may be impaired. Goodwill is assigned to, and impairment testing is performed at, the reporting unit level. We determined that we have only one operating segment and there are no components of that operating segment that are deemed to be separate reporting units, such that we have one reporting unit for purposes of our goodwill impairment testing. No impairment has been identified for the years presented.

Convertible Notes

We account for our 2.50% convertible senior notes due in 2026 (“Convertible Notes”), as a long-term liability equal to the proceeds received from issuance, including the embedded conversion feature, net of the unamortized debt issuance and offering costs on the consolidated balance sheets (See Note 10). We evaluate all conversion, repurchase and redemption features contained in a debt instrument to determine if there are any embedded features that require bifurcation as a derivative. The conversion feature is not required to be accounted for separately as an embedded derivative. We amortize debt issuance and offering costs over the contractual term of the Convertible Notes, using the effective interest method, as interest expense on the consolidated statements of operations.

Capped Calls

We evaluate financial instruments under ASC 815, Derivatives and Hedging ("ASC 815"). The capped calls purchased in connection with the Convertible Notes financing ("Capped Calls") cover the same number of shares of common stock that initially underlie the Convertible Notes (subject to anti-dilution and certain other adjustments). The Capped Calls meet the definition of derivative under ASC 815. In addition, the Capped Calls meet the conditions in ASC 815 to be classified in stockholders’ equity and are not subsequently remeasured as long as the conditions for the equity classification continue to be met.

Revenue Recognition

We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration, which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606"), we apply the following five step model:

•
identify the contract(s) with a customer;
•
identify the performance obligation(s) in the contract;
•
determine the transaction price;
•
allocate the transaction price to the performance obligation(s) in the contract; and
•
recognize revenue when (or as) we satisfy a performance obligation.

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

Product Revenue, Net – CpG 1018 Adjuvant

We also sell our innovative adjuvant, CpG 1018 adjuvant, to our collaboration partners for use in their development and/or commercialization of COVID-19 vaccine. We have determined that our collaboration partners meet the definition of Customers under ASC 606. Therefore, we accounted for our CpG 1018 adjuvant sales under ASC 606. Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product to the customer. Because the timing between the recognition of revenue for product sales and the receipt of payment is less than one year, there is no significant financing component on the related receivables. Since our performance obligation is part of a contract that has an original expected duration of one year or less, we elect not to disclose the information about our remaining performance obligations.

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

Other Revenue

Other revenue includes revenue from our agreement with the DoD, collaboration and manufacturing service revenue. We have entered into grant agreements, collaborative arrangements and arrangements to provide manufacturing services to other companies. Such arrangements may include promises to customers which, if capable of being distinct, are accounted for as separate performance obligations. For agreements with multiple performance obligations, we allocate estimated revenue to each performance obligation at contract inception based on the estimated transaction price of each performance obligation. Revenue allocated to each performance obligation is then recognized when we satisfy the performance obligation by transferring control of the promised good or service to the customer.

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

For awards that vest based on service conditions and market conditions, we use a straight-line method to recognize compensation expense over the award’s requisite service period, assuming estimated forfeiture rates. For awards that contain performance conditions, we determine the appropriate amount to expense at each reporting date based on the anticipated achievement of performance targets, which requires judgement, including forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, we re-assesses the estimated performance and updates the number of performance-based awards that we believe will ultimately vest.

Fair value of RSUs is determined at the date of grant using our closing stock price, with the exception of performance-based RSUs with market conditions, which are measured using the Monte Carlo simulation method on the date of grant. Our determination of the fair value of stock options on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value-based measurement of our stock options. The Black-Scholes model requires the use of subjective assumptions which determine the fair value-based measurement of stock options. These assumptions include, but are not limited to, our expected stock price volatility over the term of the awards, and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. Changes in the fair value of stock awards could materially impact our operating results.

Our current estimate of volatility is based on the historical volatility of our stock price. To the extent volatility in our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation expense is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation expense could be materially impacted in the period of revision. There have been no material adjustments to these estimates during the years presented.

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

Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we believe that recognition of the deferred tax assets arising from future tax benefits is currently not more likely than not to be realized and, accordingly, we have determined a need for a full valuation allowance.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For public business entities, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2019. Furthermore, the one-time determination of whether an entity is eligible to be a smaller reporting company shall be based on an entity’s most recent determination as of November 15, 2019, in accordance with SEC regulations. Because we were a smaller reporting company based on the most recent determination as of November 15, 2019, this ASU and its subsequent updates, are effective for fiscal years beginning after December 15, 2022. We expect to adopt ASU No. 2016-13 effective January 1, 2023. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the years ended December 31, 2022 and 2021.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets
Money market funds	$172,418	$-	$-	$172,418
U.S. treasuries	-	42,308	-	42,308
U.S. government agency securities	-	88,032	-	88,032
Corporate debt securities	-	292,051	-	292,051
Total assets	$172,418	$422,391	$-	$594,809

	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets
Money market funds	$429,194	$-	$-	$429,194
U.S. treasuries	-	4,004	-	4,004
U.S. government agency securities	-	26,548	-	26,548
Corporate debt securities	-	79,209	-	79,209
Total assets	$429,194	$109,761	$-	$538,955
Liabilities
Warrant liability	$-	$-	$18,016	$18,016

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

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value (See Note 14). The fair value of the warrant liability was estimated using the Black-Scholes model, which requires assumptions such as expected term, expected volatility and risk-free interest rate. These assumptions are subjective and require judgement to develop. Expected term is estimated using the full remaining contractual term of the warrants. We determine expected volatility based on our historical common stock price volatility. The warrant liability is classified as a Level 3 instrument as its value is based on unobservable inputs that are supported by little or no market activity. As of December 31, 2022, all 1,882,600 of the outstanding warrants as of December 31, 2021 have been exercised or expired.

The following table provides a summary of changes in the fair value warrant liability for year ended December 31, 2022 and 2021 (in thousands):

Balance at December 31, 2020	$10,736
Decrease in fair value of warrants exercised	(4,765)
Warrants exercised	(42,074)
Increase in the estimated fair value of warrant liability upon revaluation	54,119
Balance at December 31, 2021	$18,016
Decrease in fair value of warrants exercised or expired	(1,801)
Warrants exercised or expired	(16,215)
Balance at December 31, 2022	$-

4.
Cash and Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31
	2022	2021	2020
Cash and cash equivalents	$202,004	$436,189	$32,073
Restricted cash	207	219	237
Total cash and cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$202,211	$436,408	$32,310

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (See Note 8).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2022
Cash and cash equivalents:
Cash	$29,586	$-	$-	$29,586
Money market funds	172,418	-	-	172,418
Total cash and cash equivalents	202,004	-	-	202,004
Marketable securities available-for-sale:
U.S. treasuries	42,502	-	(194)	42,308
U.S. government agency securities	88,429	-	(397)	88,032
Corporate debt securities	292,865	12	(826)	292,051
Total marketable securities available-for-sale	423,796	12	(1,417)	422,391
Total cash and cash equivalents, and marketable securities	$625,800	$12	$(1,417)	$624,395
December 31, 2021
Cash and cash equivalents:
Cash	$6,995	$-	$-	$6,995
Money market funds	429,194	-	-	429,194
Total cash and cash equivalents	436,189	-	-	436,189
Marketable securities available-for-sale:
U.S. treasuries	4,005	-	(1)	4,004
U.S. government agency securities	26,555	-	(7)	26,548
Corporate debt securities	79,200	9	-	79,209
Total marketable securities available-for-sale	109,760	9	(8)	109,761
Total cash and cash equivalents, and marketable securities	$545,949	$9	$(8)	$545,950

The maturities of our marketable securities available-for-sale are as follows (in thousands):

.	December 31, 2022
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$367,013	$365,709
Mature after one year through two years	56,783	56,682
	$423,796	$422,391

There were no realized gains or losses from the sale of marketable securities for each of the years ended December 31, 2022 and 2021. There were no investments with unrealized losses longer than 12 months as of December 31, 2022. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. As such, there have been no declines in fair value that have been identified as other than temporary.

5.
Inventories, net

The following table presents inventories, net (in thousands):

	December 31
	2022	2021
Raw materials	$25,517	$26,637
Work-in-process	23,934	14,748
Finished goods	9,995	19,950
Total	$59,446	$61,335

As of December 31, 2022 and December 31, 2021, included in finished goods inventory were $10.0 million and $18.6 million of HEPLISAV-B inventory, respectively. As of December 31, 2021, included in finished goods inventory were $1.3 million of CpG 1018 adjuvant inventory.

As of December 31, 2022, there we no prepaid manufacturing costs related to prepayments made to third-party manufacturers of CpG 1018 adjuvant. As of December 31 2021, we recorded $159.7 million of prepaid manufacturing costs related to prepayments made to third-party manufacturers of CpG 1018 adjuvant. During the year ended December 31, 2022, we recorded $34.3 million of inventory write-off to cost of sales - product, in connection with cancelled orders and the reduction in demand for CpG 1018 adjuvant associated with the Clover Supply Agreement, as amended (See Note 9).

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2022	2021
Manufacturing equipment	5-13	$15,139	$12,532
Lab equipment	5-13	2,360	2,492
Computer equipment	3	4,720	5,336
Furniture and fixtures	3-13	2,464	2,463
Leasehold improvements	2-12	28,822	27,634
Assets in progress		11,613	9,941
		65,118	60,398
Less accumulated depreciation and amortization		(27,522)	(25,378)
Total		$37,596	$35,020

Depreciation and amortization expense on property and equipment was $3.8 million, $4.3 million and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7.
Current Accrued Liabilities

Current accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Payroll and related expenses	$14,261	$13,011
Revenue reserve accruals	10,552	8,253
Accrued inventory	2,209	20,868
Other accrued liabilities	3,697	7,664
Total	$30,719	$49,796

8.
Commitments and Contingencies

Leases

We lease our facilities in Emeryville, California and Düsseldorf, Germany. We lease and sublease certain manufacturing and office space with lease terms ranging from 3 to 12 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at our election to renew or extend the lease for two successive five-year terms. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain.

We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income was $7.7 million for each of the years ended

December 31, 2022, 2021 and 2020. Sublease income is included in other income (expense) in our consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$6,222	$6,265	$6,267

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2022, 2021, and 2020 was $6.8 million, $7.0 million, and $6.9 million, respectively and were included in change in lease liabilities in our consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,631	$2,577
Long-term portion of lease liabilities	32,801	34,316
Total operating lease liabilities	$36,432	$36,893

At December 31, 2022, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2023	$5,518	$6,943
2024	5,684	7,073
2025	5,854	6,448
2026	6,030	5,875
2027	6,211	6,033
Thereafter	21,500	21,203
Total	$50,797	53,575
Less:
Present value adjustment		(17,143)
Total		$36,432

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term	7.6 years	9.1 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of December 31, 2022, our purchase commitments include non-cancelable purchase commitments for the supply of HEPLISAV-B. As of December 31, 2022, we have no material non-cancelable purchase and other commitments, for the supply of CpG 1018 adjuvant. The following summarizes our material purchase commitments at December 31, 2022 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Years ending December 31,	(in thousands)
2023	$9,312
2024	10,857
2025	11,367
2026	11,872
2027	—
Thereafter	—
Total	$43,408

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

As of December 31, 2022, the aggregate principal amount of our convertible senior notes due 2026 ("Convertible Notes") was $225.5 million, excluding debt discount of $3.9 million (See Note 10). The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf Lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through December 31, 2022 and is collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2022 and 2021.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of the years ended December 31, 2022 and 2021, we received $1.0 million from TriSalus because it met a pre-commercialization milestone. We recorded the proceeds as gain on sale of assets in our consolidated statements of operations in the years ended December 31, 2022 and 2021. We also paid Holdings $0.5 million in each of years ended December 31, 2022 and 2021. We included such payments in selling, general and administrative expenses in our consolidated statements of operations. No liability has been recorded under this agreement as of December 31, 2022.

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

9.
Collaborative Research, Development and License Agreements

Coalition for Epidemic Preparedness Innovations

In September 2020, we entered into a Reservation Agreement for the Provision of Goods (the “Reservation Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) to make available specified quantities of CpG 1018 adjuvant, for purchases at certain prices, to CEPI and its COVID-19 vaccine development partners. Payments received under the Reservation Agreement are considered an exchange for our CpG 1018 adjuvant, which is an output of our ordinary activities. As such, we account for the arrangement under the scope of ASC 606. Advance payments are recorded as deferred revenue and recognized as revenue in the period when we satisfy our performance obligation to deliver CpG 1018 ordered or when CEPI’s right to place an order expires. Pursuant to the Reservation Agreement, we received $6.3 million from CEPI in September 2020 for production scale-up and a fourth quarter 2020 reservation fee. In October 2020, CEPI terminated the Reservation Agreement and its right to place an order expired. Therefore, we recognized $6.3 million as other revenue in the year ended December 31, 2020.

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

Through December 31, 2022, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, as amended. Advance payments totaling $107.7 million and $128.8 million were recorded as CEPI accrual in our consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively, reflecting the outstanding balance of the CEPI Advance Payments. There was no deferred revenue balance related to the CEPI Agreement as of December 31, 2022. As of December 31, 2021, deferred revenue totaling $5.4 million was recorded as other long-term liabilities in our consolidated balance sheets. There was no CEPI accounts receivable balance as of December 31, 2022. As of December 31, 2021, we recorded $14.6 million in CEPI accounts receivable, which is included in other receivables in our consolidated balance sheets.

Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of

CpG 1018 adjuvant beyond the quantities reserved by CEPI. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.

Pricing for CpG 1018 adjuvant is variable depending on the destination where Clover ultimately sells Clover Product to. Pursuant to the Clover Supply Agreement, our initial invoicing is at the lowest price tier, with a true-up mechanism to issue an additional invoice for the difference between the initial invoice price and the higher tiered price, if any. In addition, if the net selling price of such Clover Product exceeds a threshold specified in the Clover Supply Agreement, we are entitled to a royalty calculated as a percentage of the excess portion of such net selling price.

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

Prior to the Clover Amendment No 1, no quantities of CpG 1018 adjuvant had been delivered to Clover in connection with the Original Purchase Order. Therefore, no revenue had been recognized by us up to that point in time. The Clover Amendment No 1 was determined to be a contract modification in accordance with ASC 606. That is because the modification resulted in a decrease in scope of the original contract, and the remaining goods to be transferred under the Modified Purchase Order were deemed to be distinct. The total amount of consideration allocated to the remaining performance obligation totaled $53.2 million, which was recognized as product revenue, net, in the year ended December 31, 2022 upon the fulfilment of the Modified Purchase Order including delivery of CpG 1018 adjuvant.

In October 2022, we executed the second amendment to the Clover Supply Agreement (the “Clover Amendment No 2”). Pursuant to the Clover Amendment No 2, we and Clover agreed to amend certain payment terms and further reduce certain quantities of CpG 1018 adjuvant to be delivered to Clover (the “Cancelled Portion”). The Clover Amendment No 2 primarily established: (i) a revised delivery schedule of CpG 1018 adjuvant were delivered through December 31, 2022, (ii) revised payment terms for certain amounts to be received from Clover, and (iii) potential future collections of approximately $10.0 million payable by Clover upon the fulfillment of certain financing or net sales milestones.

The Clover Amendment No 2 was determined to be a contract modification in accordance with ASC 606. That is because the modification resulted in a decrease in scope of the original contract, as amended, and the remaining goods to be transferred under the Modified Purchase Order were deemed to be distinct. The total amount of consideration allocated to the remaining performance obligation totaled $87.0 million, which was recognized as product revenue, net, in the year ended December 31, 2022 upon the fulfilment of the Modified Purchase Order including delivery of CpG 1018 adjuvant.

The terms and conditions of the Clover Supply Agreement, as amended, were operative through December 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.

Contract asset balances of $71.3 million and $62.5 million, were included in other current assets in our consolidated balance sheets, as of December 31, 2022 and 2021, respectively. We had no accounts receivable balance from Clover as of December 31, 2022. Our accounts receivable balance from Clover totaled $2.1 million as of December 31, 2021. We recognized CpG 1018 adjuvant net product revenue of $288.0 million and $72.2 million from Clover, for the years ended December 31, 2022 and 2021, respectively.

Additionally, during the year ended December 31, 2022 and in connection with amendments to the Clover Supply Agreement, which reduced or cancelled certain orders for CpG 1018 adjuvant, we recorded an inventory write-off of $34.3 million of excess CpG 1018 adjuvant raw materials and finish goods inventory. This excess inventory write-off was reflected as a charge to cost of sales – product, in the consolidated statements of operations for the year ended December 31, 2022.

Biological E. Limited

In July 2021, we entered into an agreement (the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E has committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, as amended, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.

Pricing for CpG 1018 adjuvant is variable depending on the destination where Bio E ultimately sells Bio E Product to. Pursuant to the Bio E Supply Agreement, our initial invoicing will be at the lowest price tier, with a true-up mechanism to issue an additional invoice for the difference between the initial invoice price and the higher tiered price, if any. In addition, if the net selling price of such Bio E Product exceeds a threshold specified in the Bio E Supply Agreement, we are entitled to a royalty calculated as a percentage of the excess portion of such net selling price.

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

In October 2022, we entered into a second amendment to the Bio E Supply Agreement (the “Bio E Amendment No 2”), as amended. Per the Bio E Amendment No 2, we and Bio E agreed to modify the scope of the Bio E Supply Agreement, as amended by reducing certain quantities of CpG 1018 adjuvant, which we originally intended to deliver in accordance with a purchase order previously issued by Bio E. Additionally, the Bio E Amendment No 2 extends payment terms for certain accounts receivable. The Bio E Amendment No 2 was determined to be a contract modification in accordance with ASC 606. That is because the modification resulted in a decrease in scope of the original contract, and the remaining goods to be transferred under the amended agreement were deemed to be distinct. The total amount of consideration allocated to the remaining performance obligation totaled $60.2 million, which was recognized as product revenue, net, in the year ended December 31, 2022 upon the fulfilment of the amended agreement including delivery of CpG 1018 adjuvant.

The terms and conditions of the Bio E Supply Agreement, as amended, were operative through December 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.

Our accounts receivable balance from Bio E totaled $117.8 million and $96.1 million, as of December 31, 2022 and 2021, respectively. We recognized CpG 1018 adjuvant net product revenue of $206.2 million and $185.7 million from Bio E, for the years ended December 31, 2022 and 2021, respectively.

PT Bio Farma (Persero)

In May 2022, we entered into a commercial supply agreement (the “Bio Farma Supply Agreement”) with PT Bio Farma (Persero) (“Bio Farma”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Bio Farma’s COVID-19 vaccine, adjuvanted with our CpG 1018 adjuvant (“Bio Farma Product”), for delivery during the year ended December 31, 2022. The Bio Farma Supply Agreement also provides terms for Bio Farma to order additional quantities of CpG 1018 adjuvant for delivery throughout the life of the agreement. The terms and conditions of the Bio Farma Supply Agreement are operative through May 2023. Our supply obligations under this contract have been fully satisfied as of December 31, 2022, and we have no remaining deliverables under this arrangement.

Pricing for CpG 1018 adjuvant is variable depending on the destination where Bio Farma ultimately sells Bio Farma Product to. Pursuant to the Bio Farma Supply Agreement, our initial invoicing will be at the lowest price tier, with a true-up mechanism to issue an additional invoice for the difference between the initial invoice price and the higher tiered price, if any. In addition, if the net selling price of such Bio Farma Product exceeds a threshold specified in the Bio Farma Supply Agreement, we are entitled to a royalty calculated as a percentage of the excess portion of such net selling price. Bio Farma is obligated to pay a specified percentage of the purchase price, as set forth in a purchase order submitted by Bio Farma, upon our acceptance of such purchase order, and the remainder of the purchase price upon the delivery of such CpG 1018 adjuvant.

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

There was no accounts receivable or deferred revenue balance from Bio Farma as of December 31, 2022. We recognized CpG 1018 adjuvant net product revenue of $25.4 million from Bio Farma for the year ended December 31, 2022.

Medigen Vaccine Biologics

In February 2021, we entered into a Supply Agreement (“Medigen Supply Agreement”) with Medigen Vaccine Biologics (“Medigen”) to manufacture and supply specified quantities of CpG 1018 adjuvant for use in the development and commercialization of Medigen’s COVID-19 vaccine for delivery in the first and second quarters of 2021. In August 2021, we entered into a second supply agreement (“Medigen Supply Agreement No. 2”) to manufacture and supply additional specified quantities of CpG 1018 adjuvant for delivery in the third and fourth quarter of 2021. The terms and conditions of the Medigen Supply Agreement and the Medigen Supply Agreement No. 2 were operative through December 2021, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.

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

We had no accounts receivable from Medigen as of December 31, 2022. Our accounts receivable from Medigen totaled $2.4 million as of December 31, 2021. We did not recognize CpG 1018 adjuvant net product revenue from Medigen during the year ended December 31, 2022. We recognized CpG 1018 adjuvant net product revenue of $26.7 million and $1.2 million from Medigen, for the years ended December 31, 2021 and 2020, respectively.

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

In October 2021, we and Valneva entered into a letter agreement (the “Valneva Amendment”) modifying certain deliverables of the Valneva Supply Agreement. Specifically, the Valneva Amendment modifies the original Valneva Supply Agreement as follows: (1) cancels certain purchase orders for CpG 1018 adjuvant previously issued under the original Valneva Supply Agreement that had not been fulfilled as of the date of the Valneva Amendment; and (2) provides a future delivery schedule for commercial supply of CpG 1018 adjuvant through the end of 2022. As of the date of the Valneva Amendment, we had received non-refundable advance payments of approximately $55.4 million associated with the cancelled purchase orders. The terms and conditions of the Valneva Supply Agreement, as amended by the Valneva Amendment, were operative through our final delivery date in June 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.

In accordance with revenue recognition guidance in ASC 606, the Valneva Amendment was determined to be a contract modification and will be accounted for prospectively as one agreement with consideration allocated to future performance obligations. We have identified one remaining performance obligation, which was the delivery of CpG 1018 adjuvant through the end of 2022. The total amount of consideration allocated to the remaining performance obligation includes approximately $55.4 million of advance payments received as of the date of the Valneva Amendment plus additional future consideration to be received in connection with final delivery of product. We satisfied our remaining performance obligation to deliver CpG 1018 adjuvant under the Valneva Amendment in June 2022. Accordingly, we recognized the $55.4 million of advance payments as product revenue in the year ended December 31, 2022.

As of December 31, 2022, there was no deferred revenue balance related to Valneva. As of December 31, 2021, deferred revenue related to Valneva was $55.4 million. There was no accounts receivable balance related to Valneva, as of December 31, 2022 and 2021. We recognized CpG 1018 net product revenue of $68.0 million, $89.4 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we are conducting a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We recognized revenue of $8.8 million and $0.5 million for the years ended December 31, 2022 and 2021, which is included in other revenue in our consolidated statements of operations.

10.
Convertible Notes

In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 in a private placement. The purchasers also partially exercised their option to purchase additional Convertible Notes in May 2021 and we issued an additional $25.5 million of the Convertible Notes. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under the loan agreement with CRG Servicing LLC (the "Loan Agreement") (See Note 11) and $27.2 million of the net proceeds to pay the costs of the capped call transactions (the "Capped Calls") described below.

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

•
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
•
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
•
If we call such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•
Upon the occurrence of specified corporate events as set forth in the indenture governing the Convertible Notes.

On or after February 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes regardless of the foregoing circumstances.

Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continue to classify the Convertible Notes as long-term debt on the consolidated balance sheets as of December 31, 2022.

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

As a result of adopting ASU 2020-06, we accounted for the Convertible Notes as a single liability. As of December 31, 2022 and 2021, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $3.9 million as a long-term liability on the consolidated balance sheets. As of December 31, 2022, the fair value of the Convertible Notes was $284.8 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Stated coupon interest	$5,638	$3,555
Amortization of debt issuance cost	1,094	669
Total interest expense	$6,732	$4,224

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

In May 2021, we repaid the principal on the Term Loans, in full, using the net proceeds from the Convertible Notes issuance. In connection with the early repayment of the Term Loans, in the year ended December 31, 2021, we recorded $5.2 million loss on debt extinguishment related to the amount we paid to terminate the Term Loans in excess of its carrying value at the time of the repayment. Our final payment of $190.2 million to CRG Servicing LLC satisfied all of our obligations under the Loan Agreement. With the full repayment of the Term Loans, all security interests, covenants, liens and encumbrances under the Loan Agreement were permanently released.

We recorded $7.0 million and $19.1 million of interest expense related to the Term Loans during the years ended December 31, 2021 and 2020, respectively.

12.
Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$124,996	$941	$125,937	$61,870	$-	$61,870	$36,030	$-	$36,030
CpG 1018 adjuvant	-	587,708	587,708	-	375,229	375,229	-	3,277	3,277
Total product revenue, net	$124,996	$588,649	$713,645	$61,870	$375,229	$437,099	$36,030	$3,277	$39,307
Other revenue	8,774	264	9,038	1,915	428	2,343	-	7,244	7,244
Total revenues	$133,770	$588,913	$722,683	$63,785	$375,657	$439,442	$36,030	$10,521	$46,551

Revenues from Major Customers

The following table summarizes HEPLISAV-B product revenue from each of our three largest Customers (as a percentage of total HEPLISAV-B product revenue):

	Year Ended
	December 31,
	2022	2021	2020
Largest Customer	21%	21%	21%
Second largest Customer	17%	19%	20%
Third largest Customer	16%	19%	20%

The following table summarizes CpG 1018 adjuvant product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 adjuvant product revenue):

	Year Ended
	December 31,
	2022	2021	2020
Largest collaboration partner	49%	49%	62%
Second largest collaboration partner	35%	24%	36%
Third largest collaboration partner	12%	19%	2%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Balance at End of Period
Year ended December 31, 2022:
Accounts receivable reserves (1)	$3,823	$34,758	$(30,402)	$8,179
Revenue reserve accruals (2)	$8,253	$24,806	$(22,507)	$10,552
Year ended December 31, 2021:
Accounts receivable reserves (1)	$2,836	$18,209	$(17,222)	$3,823
Revenue reserve accruals (2)	$6,040	$13,077	$(10,864)	$8,253

(1) Reserves are for chargebacks, discounts and other fees.

(2) Accruals are for returns, rebates and other fees.

When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement to Clover and perform services under our agreement with the DoD, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 9 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions	Balance at End of Period
Year ended December 31, 2022:
Contract asset (2)	$62,525	$17,556	$(8,116)	$71,965
Year ended December 31, 2021:
Contract asset	$-	$62,525	$-	$62,525

(1) Additions are revenues recognized for CpG 1018 adjuvant transferred to Clover that is reserved under the CEPI Agreement and for services performed under our agreement with the DoD.

(2) Includes $0.7 million of contract assets derived from our agreement with the DoD.

Payments received or invoices issued before we satisfy our performance obligations are recorded as deferred revenue until we satisfy such performance obligations. Our deferred revenue activities are related to CpG 1018 adjuvant product sales. The following table summarizes balances and activities in our deferred revenue accounts (in thousands):

	Balance at Beginning of Period	Additions (1)	Subtractions (2)	Revenue recognized in the current period included in deferred revenue balance at the beginning of the period	Balance at End of Period
Year ended December 31, 2022:
Deferred revenue	$349,864	$45,596	$(45,955)	$(349,505)	$-
Long-term deferred revenue	$5,385	$6,582	$(11,967)	$-	$-
Year ended December 31, 2021:
Deferred revenue	$38,212	$371,860	$(21,996)	$(38,212)	$349,864
Long-term deferred revenue	$-	$168,467	$(163,082)	$-	$5,385

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

	Year Ended
	December 31,
	2022	2021	2020
Numerator
Net income (loss)	$293,156	$76,713	$(75,240)
Less: undistributed earnings allocated to participating securities	(283)	(4,569)	-
Net income (loss) allocable to common stockholders, basic	292,873	72,144	(75,240)
Add: undistributed earnings allocated to Series B and warrants	283	4,569	-
Less: undistributed earnings allocated to Series B and warrants	-	(4,190)	-
Add: interest expense on convertible notes	5,044	3,168	-
Less: removal of change in fair value of warrant liability	(1,801)	-	(4,124)
Net income (loss) allocable to common stockholders, diluted	$296,399	$75,691	$(79,364)
Denominator
Weighted average shares used to compute net income (loss) allocable to common stockholders per share, basic	126,398	116,264	100,753
Effect of dilutive shares:
Stock-based compensation plans	2,774	3,075	-
Convertible Notes (as converted to common stock)	21,543	13,667	-
Effect of dilutive warrants	82	-	751
Weighted average shares used to compute net income (loss) allocable to common stockholders per share, diluted	150,797	133,006	101,504

The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive:

	December 31,
	2022	2021	2020
Outstanding securities not included in diluted net income (loss) allocable to common stockholders per share calculation (in thousands):
Stock options and stock awards	7,165	5,953	10,299
Series B Convertible Preferred Stock (as converted to common stock)	-	-	4,140
Warrants (as exercisable into common stock)	-	1,883	-

14.
Common Stock

Common Stock Outstanding

As of December 31, 2022, there were 127,604,026 shares of our common stock outstanding.

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

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay

Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of December 31, 2022, we had $120.5 million remaining under the 2020 ATM Agreement.

Preferred Stock Outstanding

In August 2021, all of the 4,140 shares of Series B Preferred Stock were converted into 4,140,000 shares of common stock. Therefore, there were no Series B Preferred Stock outstanding as of December 31, 2022 and 2021.

Warrants

During the year ended December 31, 2022, all of the 1,882,600 outstanding warrants as of December 31, 2021 were exercised or expired resulting in cash proceeds totaling $8.5 million. For the year ended December 31, 2022, we recognized the decrease in the estimated fair value of warrant liability of $1.8 million as income in other income (expense) in our consolidated statements of operations.

15.
Equity Plans and Stock-Based Compensation

Equity Plans

In January 2021, we adopted the Dynavax Technologies Corporation 2021 Inducement Award Plan (“2021 Inducement Plan”), pursuant to which we reserved 1,500,000 shares of common stock for issuance under the plan to be used exclusively for grants of awards to individuals who were not previously our employees or directors. In June 2021, we amended the 2021 Inducement Plan (“Amended 2021 Inducement Plan”) to increase the number of shares of common stock reserved under the 2021 Inducement Plan to 3,250,000. The Amended 2021 Inducement Plan was terminated effective as of April 3, 2022 and, therefore, there are no shares of our common stock available for grant.

In May 2022, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 15,000,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 32,600,000 shares of common stock. As of December 31, 2022, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans (the "Plans").

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of December 31, 2022, there were 15,252,440 shares of common stock reserved for issuance under the Amended 2018 EIP.

Under our Plans, we may grant stock options, RSUs, performance-based awards, and other awards that are settled in shares of our common stock. Our equity awards generally vest over a three-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). Activity under our stock plans is set forth below:

Stock Options

The following table summarizes the activity of stock options for the period ended December 31, 2022:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	10,399	$11.55	4.16	$42,756
Options granted	2,100	12.50
Options exercised	(1,194)	8.07
Options cancelled:
Options forfeited (unvested)	(105)	9.40
Options expired (vested)	(1,861)	19.28
Balance at December 31, 2022	9,339	$10.70	4.61	$16,291
Vested and expected to vest at December 31, 2022	9,148	$10.66	4.58	$16,235
Exercisable at December 31, 2022	5,528	$10.02	3.83	$13,984

The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $7.7 million, $7.9 million, and $0.1 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $17.5 million, $9.0 million and $13.8 million, respectively.

Restricted Stock Units

The following table summarizes the activity of RSUs for the period ended December 31, 2022:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2021	2,651	$8.30
Granted	2,310	12.36
Vested	(1,195)	7.72
Forfeited	(287)	10.69
Non-vested as of December 31, 2022	3,479	$11.00

Stock-based compensation expense related to RSUs was approximately $13.2 million for the year ended December 31, 2022. The aggregate fair value of the RSUs outstanding as of December 31, 2022, based on our stock price on that date, was $37.0 million.

The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $15.7 million, $4.7 million and $4.9 million, respectively.

Market-based Performance Stock Units

We granted market-based performance stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the year ended December 31, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2021	237	$8.40
Granted	193	11.62
Vested	(237)	8.40
Non-vested as of December 31, 2022	193	$11.62

Stock-based compensation expense related to PSUs was approximately $0.8 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. The aggregate intrinsic value of the PSUs outstanding as of December 31, 2022 and 2021, based on our stock price on that date, was $2.1 million and $3.3 million, respectively.

Performance-based Restricted Awards and Performance-based Options

As of December 31, 2022, approximately 31,100 and 36,000 shares underlying performance-based restricted awards and performance-based options, respectively, were outstanding.

Significant Assumptions in Estimating Option Fair Value

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

	Stock Options			PSUs		Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,		Year Ended December 31,
	2022	2021	2020	2022	2021	2022	2021	2020
Weighted-average fair value	$7.95	$7.17	$3.91	$11.62	$8.40	$7.37	$6.48	$2.82
Risk-free interest rate	2.0%	0.7%	1.0%	1.7%	From 0.03% to 1.92%	2.1%	0.1%	0.9%
Expected life (in years)	4.5	4.5	4.5	2.9	2.9	1.3	1.2	1.2
Expected volatility	0.8	0.9	0.9	0.9	0.9	1.0	1.0	0.7

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

Stock-based Compensation

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods. Stock-based compensation for the year ended December 31, 2020 included reversal of expenses related to cancellation of certain equity grants in the year ended December 31, 2020.

We have also granted performance-based equity awards to certain of our employees. For equity awards with performance-based vesting criteria, the fair value is amortized to expense when the achievement of the vesting criteria becomes probable. We recognized $1.0 million and $0.1 million of stock-based compensation expense for performance-based restricted awards during the years ended December 31, 2022 and 2020, respectively. No stock-based compensation expense for awards with performance-based vesting criteria was recognized for the year ended December 31, 2021.

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our consolidated statements of operations, and amounts capitalized to our inventories, net (in thousands):

	Year Ended December 31,
	2022	2021	2020
Employees and directors stock-based compensation expense	$32,915	$21,285	$13,484

	Year Ended December 31,
	2022	2021	2020
Research and development	$5,954	$3,818	$1,000
Selling, general and administrative	23,118	14,894	9,585
Cost of sales - product	1,123	553	619
Inventories, net	2,720	2,020	2,280
Total	$32,915	$21,285	$13,484

As of December 31, 2022, the total unrecognized compensation cost related to non-vested stock options and awards deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $43.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. As of December 31, 2022, there was no unrecognized compensation cost related to performance-based restricted awards. As of December 31, 2022, the total unrecognized compensation cost related to PSUs amounted to $1.6 million.

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

The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the year ended December 31, 2022, employees have acquired approximately 155,000 shares of our common stock under the Employee Stock Purchase Plan and approximately 884,000 shares of our common stock remained available for future purchases under the Employee Stock Purchase Plan.

As of December 31, 2022, the total unrecognized compensation cost related to shares of our common stock under the Employee Stock Purchase Plan amounted to $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

16.
Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. Our contribution to the 401(k) Plan was approximately $0.9 million, $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

17. Income Taxes

Consolidated income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$292,460	$75,954	$(76,324)
Non U.S.	1,839	1,567	1,084
Total	$294,299	$77,521	$(75,240)

There was no income tax provision for the year ended December 31, 2020. The components of the consolidated income tax provision for the years ended December 31, 2022 and December 31, 2021 were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current
Federal	$(165)	$345
State	897	260
Non-US	411	203
Total current tax expense	1,143	808
Deferred
Federal	-	-
State	-	-
Non-US	-	-
Total deferred tax expense	-	-

Total income tax expense	$1,143	$808

No income tax expense was recorded for the year ended December 31, 2020 due to a full valuation allowance position. The difference between the consolidated income tax provision and the amount computed by applying the federal statutory income tax rate to the consolidated income before income taxes in the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax provision (benefit) at federal statutory rate	$61,775	$16,397	$(15,756)
State tax	(2,942)	3,576	(3,194)
Business credits	(3,246)	(982)	(773)
Uncertain tax positions	586	424	193
Deferred compensation charges	(473)	131	809
Change in valuation allowance	(324)	(86,847)	19,009
Section 162(m) limitation	1,779	1,241	473
Mark-to-market of warrants	(378)	10,364	(866)
Net operating loss and tax credit limitation	(56,908)	56,459	-
Other	1,274	45	105
Total income tax expense	$1,143	$808	$-

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$113,228	$155,503
Research credit carryforwards	33,444	12,870
Section 174 capitalization	15,308	-
Lease liability	9,530	8,515
Stock compensation	7,780	5,798
Accruals and reserves	9,089	5,792
Other	337	212
Total deferred tax assets	188,716	188,690
Less valuation allowance	(178,920)	(179,253)
Net deferred tax assets	9,796	9,437
Deferred tax liabilities:
Fixed assets	(2,916)	(3,283)
Operating lease right-of-use assets	(6,785)	(6,124)
Other	(95)	(30)
Total deferred tax liabilities	(9,796)	(9,437)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against all of its deferred tax assets.

The valuation allowance decreased by $0.3 million and $86.8 million during the years ended December 31, 2022 and 2021, respectively. The decrease in valuation allowance during the year ended December 31, 2022 was due to a decrease in our deferred tax assets, predominantly related to utilization of net operating losses, offset by updates to the Section 382 analysis. The decrease in valuation allowance during the year ended December 31, 2021 was due to a decrease in our deferred tax assets, predominantly related to utilization of net operating losses and Section 382 limitations.

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $96.3 million, which began to expire in the year 2023, federal net operating loss carryforwards of approximately $353.5 million, which do not expire and federal research and development tax credits of approximately $26.2 million, which expire in the years 2023 through 2042.

As of December 31, 2022, we had net operating loss carryforwards for California and other states for income tax purposes of approximately $308.8 million, which expire in the years 2023 through 2040, and California state research and development tax credits of approximately $22.1 million, which do not expire.

As of December 31, 2022, we had net operating loss carryforwards for foreign income tax purposes of approximately $0.7 million, which do not expire.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits was $11.3 million and $5.6 million as of December 31, 2022 and 2021, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$(5,615)	$(10,565)
Tax positions related to the current year
Additions	(670)	(308)
Reductions	-	-
Tax positions related to the prior year
Additions	(5,054)	-
Reductions	-	5,258
Settlements	-	-
Lapses in statute	-	-
Balance at end of year	$(11,339)	$(5,615)

Our policy is to account for interest and penalties as income tax expense. As of December 31, 2022, there were no interest and no penalties recognized in the provision for income taxes. As of December 31, 2021, there were no interest and $0.2 million of penalties related to unrecognized tax benefits recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event there is a change in ownership, as defined, the annual utilization of such carryforwards could be limited. For the year ended December 31, 2021, we completed a preliminary analysis under Section 382 of the Internal Revenue Code indicating we experienced ownership changes in 2008, 2010, 2012, and 2019 that limited the future use of our pre-change federal and state net operating loss carryforwards and federal research and development tax credits. We finalized the study during the year ended December 31, 2022 and concluded that we only experienced ownership changes in 2008, 2010, and 2012, resulting in a significant reduction in the federal and state net operating loss carryforwards and federal research and development tax credits that are expected to expire unused. We have revised the net operating loss carryforwards and research and development tax credits that are expected to expire unused as a result of the annual limitations in the deferred tax assets and corresponding uncertain tax positions as of December 31, 2022.

We are subject to income tax examinations for U.S. federal and state income taxes from 2002 forward. We are subject to tax examination in Germany from 2018 forward, in India from 2019 forward and in Italy from 2021 forward.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynavax Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes of the Company and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

February 23, 2023

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

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Elections of Directors,” “Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) which we expect will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.

We have adopted the Dynavax Code of Business Conduct and Ethics (“Code of Conduct”), a code of ethics that applies to our employees, including our Chief Executive Officer, Chief Financial Officer and to our non-employee directors. The Code of Conduct is publicly available on our website under the Investors and Media section at www.dynavax.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Code of Conduct or any waiver granted, including any implicit waiver, from a provision of the Code of Conduct to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. We will provide a written copy of the Dynavax Code of Conduct to anyone without charge, upon request written to Dynavax, Attention: Corporate Secretary, 2100 Powell Street, Suite 720, Emeryville, CA 94608, (510) 848-5100.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. Information regarding our stockholder approved and non-approved equity compensation plans are incorporated by reference to the section entitled “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections entitled “Certain Transactions” and “Independence of the Board of Directors” in the Proxy Statement.

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

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207

4.1	Description of Capital Stock	4.1	10-K	February 28, 2022	001-34207
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.3	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.4	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.5	Form of Global Note, representing Dynavax Technologies Corporation’s 2.5% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1+	Employment Agreement, dated July 12, 2013, by and between Robert Janssen, M.D. and Company	10.85	10-K	March 10, 2014	001-34207
10.2+	Form of Amended and Restated Management Continuity and Severance Agreement between Company and certain of its executive officers	10.2	10-Q	August 7, 2019	001-34207
10.3†	Commercial Manufacturing and Supply Agreement, dated November 22, 2013, between Company and Baxter Pharmaceutical Solutions LLC	10.33	10-K	March 8, 2018	001-34207
10.4†	Supply Agreement, dated October 1, 2012, between Company and Nitto Denko Avecia, Inc.	10.35	10-K	March 8, 2018	001-34207
10.5†	Supply Agreement, dated July 27, 2016, between Company and West Pharmaceutical Services, Inc.	10.36	10-K	March 8, 2018	001-34207
10.6+	Amended and Restated Dynavax Technologies Corporation 2018 Equity Incentive Plan	Appendix A	DEF 14A	April 14, 2022	001-34207
10.7+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207
10.8+	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207

10.9+	Restricted Stock Unit Award Agreement for Directors under the 2018 Equity Incentive Plan	10.11	10-K	February 28, 2022	001-32407
10.10	Office/Laboratory Lease, dated September 17, 2018, between Company and Emery Station West, LLC	10.1	10-Q	November 6, 2018	001-34207
10.11+	Chief Executive Officer Letter, dated December 13, 2019, between Company and Ryan Spencer	10.17	10-K	March 11, 2020	001-34207
10.12+	President and Chief Operating Officer Letter, dated December 13, 2019, between Company and David Novack	10.18	10-K	March 11, 2020	001-34207
10.13+	Form of Indemnification Agreement	10.1	10-Q	November 7, 2019	001-34207
10.14	Sublease, dated July 12, 2019, by and between Company and Zymergen Inc.	10.3	10-Q	November 7, 2019	001-34207
10.15+	Dynavax Technologies Corporation U.S. Annual Bonus Plan	10.23	10-K	March 11, 2020	001-34207
10.16^	Supply Agreement, dated September 11, 2020, by and among Company, Valneva Scotland Limited and Valneva Austria GmbH	10.2	10-Q	November 5, 2020	001-34207
10.17^	Letter Agreement, dated October 29, 2021, by and among Company, Valneva Scotland Limited and Valneva Austria GmbH	10.21	10-K	February 28, 2022	001-34207
10.18	Sales Agreement, dated August 6, 2020, between Company and Cowen and Company, LLC	10.3	10-Q	August 6, 2020	001-34207
10.19^	Agreement, dated January 29, 2021 between Company and Coalition for Epidemic Preparedness Innovations	10.31	10-K	February 25, 2021	001-34207
10.20+	Offer Letter, dated December 14, 2020, by and between Company and Kelly MacDonald	10.33	10-K	February 25, 2021	001-34207
10.21^	First Amendment to Agreement, dated May 3, 2021, by and between Company and Coalition for Epidemic Preparedness Innovations	10.1	10-Q	August 4, 2021	001-34207
10.22+	Amended and Restated Dynavax Technologies	10.3	10-Q	August 4, 2021	001-34207

	Corporation 2021 Inducement Award Plan
10.23+	Dynavax Technologies Corporation Amended and Restated 2014 Employee Stock Purchase Plan	Appendix A	DEF 14A	April 16, 2021	001-34207
10.24	Form of Confirmation for Capped Call Transactions	10.1	8-K	May 13, 2021	001-34207
10.25^	Supply Agreement, dated June 29, 2021, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.6	10-Q	August 4, 2021	001-34207
10.26^	Supply Agreement, dated July 1, 2021, by and between Company and Biological E. Limited	10.7	10-Q	August 4, 2021	001-34207
10.27	Commercial Lease Agreement, dated September 13, 2021, by and between Onyx Düsseldorf S.à r.l. and Dynavax GmbH	10.2	10-Q	November 4, 2021	001-34207
10.28^	First Amendment to Commercial Manufacturing and Supply Agreement, dated September 10, 2021, by and between Company and Baxter Pharmaceutical Solutions LLC	10.3	10-Q	November 4, 2021	001-34207
10.29+	Non-Employee Director Compensation Policy	10.34	10-K	February 28, 2022	001-34207
10.30	Lease Agreement, dated March 15, 2022, by and between Company and SPUS8 2100 Powell, L.P.	10.1	10-Q	May 5, 2022	001-34207
10.31^	Amendment No. 1 to Supply Agreement, dated effective as of June 23, 2022, by and between Company and Biological E. Limited	10.1	10-Q	November 3, 2022	001-34207
10.32^	Letter Agreement, dated August 30, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., Clover Biopharmaceuticals (Hong Kong) Co., Limited and Sichuan Clover Biopharmaceuticals, Inc.	10.2	10-Q	November 3, 2022	001-34207
10.33^	Amendment No. 2 to Supply Agreement, dated effective as of September 30, 2022, by and between Company and Biological E. Limited	10.3	10-Q	November 3, 2022	001-34207

10.34^	Letter Agreement No. 2, dated October 31, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.4	10-Q	November 3, 2022	001-34207
10.35^	Supply Agreement, dated effective April 1, 2021, between Company and Becton, Dickinson and Company					X
10.36^	Amendment #1 to Supply Agreement, dated September 28, 2022, between Company and Becton, Dickinson and Company					X
10.37^	Amendment No. 3 to Supply Agreement, effective August 15, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited					X
10.38^	Amendment No. 4 to Supply Agreement, effective September 23, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	The cover page for this Annual Report on Form 10-K has been formatted in Inline XBRL

† We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Indicates management contract, compensatory plan or arrangement.

^ Certain portions of this exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant customarily and actually treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of any exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment of omitted items.

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

Dynavax Technologies Corporation
By:	/s/ RYAN SPENCER
Ryan Spencer Chief Executive Officer and Director (Principal Executive Officer)

Date: February 23, 2023

By:	/s/ KELLY MACDONALD
Kelly MacDonald Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2023

By:	/s/ JUSTIN BURGESS
Justin Burgess Controller, Chief Accounting Officer (Principal Accounting Officer)

Date: February 23, 2023

Signature	Title	Date
/s/ RYAN SPENCER	Chief Executive Officer and Director	February 23, 2023
Ryan Spencer	(Principal Executive Officer)
/s/ KELLY MACDONALD	Chief Financial Officer	February 23, 2023
Kelly MacDonald	(Principal Financial Officer)
/s/ JUSTIN BURGESS	Controller, Chief Accounting Officer	February 23, 2023
Justin Burgess	(Principal Accounting Officer)
/s/ SCOTT MYERS	Chairman of the Board	February 23, 2023
Scott Myers
/s/ FRANCIS R. CANO	Director	February 23, 2023
Francis R. Cano, Ph.D.
/s/ JULIE EASTLAND	Director	February 23, 2023
Julie Eastland
/s/ ANDREW HACK	Director	February 23, 2023
Andrew Hack, M.D., Ph.D.
/s/ DANIEL L. KISNER	Director	February 23, 2023
Daniel L. Kisner, M.D.
/s/ BRENT MACGREGOR	Director	February 23, 2023
Brent MacGregor
/s/ PETER R. PARADISO	Director	February 23, 2023
Peter R. Paradiso
/s/ PEGGY V. PHILLIPS	Director	February 23, 2023
Peggy V. Phillips
/s/ NATALE S. RICCIARDI	Director	February 23, 2023
Natale S. Ricciardi
/s/ ELAINE D. SUN	Director	February 23, 2023
Elaine D. Sun