Form 10-Q
period 2023-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2023-05-02
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, the registrant had outstanding 128,489,060 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$174,350	$202,004
Marketable securities available-for-sale	477,606	422,391
Accounts receivables, net of allowance for doubtful accounts of $12,313 and $0 at March 31, 2023 and December 31, 2022, respectively	101,738	145,130
Other receivables	3,128	2,385
Inventories, net	57,693	59,446
Prepaid expenses and other current assets	15,626	85,629
Total current assets	830,141	916,985
Property and equipment, net	38,159	37,596
Operating lease right-of-use assets	25,433	25,745
Goodwill	2,038	2,006
Restricted cash	210	207
Other assets	73,941	3,311
Total assets	$969,922	$985,850
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,296	$3,211
Accrued research and development	5,155	4,775
CEPI accrual (Note 6)	47,401	107,738
Accrued liabilities	27,833	30,719
Other current liabilities	3,830	3,631
Total current liabilities	91,515	150,074
Convertible Notes, net of debt discount of $3,645 and $3,922 at March 31, 2023 and December 31, 2022, respectively (Note 7)	221,855	221,578
Long-term portion of lease liabilities	32,131	32,801
CEPI accrual long-term (Note 6)	60,337	-
Other long-term liabilities	352	384
Total liabilities	406,190	404,837
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock: $0.001 par value; 278,000 shares authorized at March 31, 2023 and December 31, 2022; 128,472 shares and 127,604 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	128	128
Additional paid-in capital	1,516,331	1,510,518
Accumulated other comprehensive loss	(4,200)	(5,438)
Accumulated deficit	(948,527)	(924,195)
Total stockholders’ equity	563,732	581,013
Total liabilities and stockholders’ equity	$969,922	$985,850

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product revenue, net	$43,451	$112,327
Other revenue	3,474	1,665
Total revenues	46,925	113,992
Operating expenses:
Cost of sales - product	14,712	39,962
Research and development	13,605	11,095
Selling, general and administrative	36,543	32,172
Bad debt expense	12,313	-
Total operating expenses	77,173	83,229
(Loss) income from operations	(30,248)	30,763
Other income (expense):
Interest income	6,597	261
Interest expense	(1,686)	(1,680)
Sublease income	1,598	1,609
Change in fair value of warrant liability (Note 10)	-	1,801
Other	23	105
Net (loss) income before income taxes	(23,716)	32,859
Provision for income taxes	(616)	-
Net (loss) income	$(24,332)	$32,859
Net (loss) income per share attributable to common stockholders
Basic	$(0.19)	$0.26
Diluted	$(0.19)	$0.22
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders:
Basic	127,921	124,555
Diluted	127,921	149,425

See accompanying notes.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(24,332)	$32,859
Other comprehensive income (loss), net of tax:
Change in unrealized loss on marketable securities available- for-sale	666	(1,272)
Cumulative foreign currency translation adjustments	572	(625)
Total other comprehensive income (loss)	1,238	(1,897)
Total comprehensive (loss) income	$(23,094)	$30,962

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock
Three Months Ended March 31, 2023	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2022	127,604	$128	-	$-	$1,510,518	$(5,438)	$(924,195)	$581,013
Issuance of common stock upon exercise of stock options	41	-	-	-	239	-	-	239
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	746	-	-	-	(5,237)	-	-	(5,237)
Issuance of common stock under Employee Stock Purchase Plan	81	-	-	-	777	-	-	777
Stock compensation expense	-	-	-	-	10,034	-	-	10,034
Total other comprehensive income	-	-	-	-	-	1,238	-	1,238
Net loss	-	-	-	-	-	-	(24,332)	(24,332)
Balances at March 31, 2023	128,472	$128	-	$-	$1,516,331	$(4,200)	$(948,527)	$563,732

	Common Stock		Preferred Stock
Three Months Ended March 31, 2022	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of stock options	155	-	-	-	1,122	-	-	1,122
Issuance of common stock upon release of restricted stock awards	1,236	1	-	-	(1)	-	-	-
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Issuance of common stock under Employee Stock Purchase Plan	82	-	-	-	710	-	-	710
Stock compensation expense	-	-	-	-	7,646	-	-	7,646
Total other comprehensive loss	-	-	-	-	-	(1,897)	-	(1,897)
Net income	-	-	-	-	-	-	32,859	32,859
Balances at March 31, 2022	126,297	$126	-	$-	$1,476,013	$(4,163)	$(1,184,492)	$287,484

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net (loss) income	$(24,332)	$32,859
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,013	985
Amortization of right-of-use assets and loss on disposal of property and equipment	642	743
Accretion of discounts on marketable securities	(3,498)	(181)
Change in fair value of warrant liability (Note 10)	-	(1,801)
Stock-based compensation expense	10,034	7,646
Bad debt expense (Note 6)	12,313	-
Non-cash interest expense	1,686	1,680
Changes in operating assets and liabilities:
Accounts and other receivables, net	30,336	(5,120)
Inventories, net	1,753	(17,703)
Prepaid manufacturing	-	21,325
Prepaid expenses and other current assets	(1,304)	(9,231)
Other assets	677	(49)
Accounts payable	4,096	16,938
CEPI accrual (Note 6)	-	(21,478)
Lease liabilities	(793)	(806)
Deferred revenue	-	(36,661)
Accrued liabilities and other liabilities	(5,001)	(39,589)
Net cash provided by (used in) operating activities	27,622	(50,443)
Investing activities
Purchases of marketable securities	(185,301)	(250,375)
Proceeds from maturities of marketable securities	134,250	35,250
Purchases of property and equipment, net	(1,283)	(1,358)
Net cash used in investing activities	(52,334)	(216,483)
Financing activities
Proceeds from warrants exercises	-	8,455
Proceeds from exercise of stock options and/or release of restricted stock awards, net	239	1,122
Proceeds from Employee Stock Purchase Plan	777	710
Payments for taxes related to net share settlement of RSUs	(4,106)	-
Net cash (used in) provided by financing activities	(3,090)	10,287
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	151	(134)
Net decrease in cash and cash equivalents, and restricted cash	(27,651)	(256,773)
Cash and cash equivalents, and restricted cash at beginning of period	202,211	436,408
Cash and cash equivalents, and restricted cash at end of period	$174,560	$179,635
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$32	$87
Reclassification of contract asset from other current assets to other assets	$71,307	$-
Reclassification of CEPI accrual to CEPI accrual long-term	$(60,337)	$-
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$926	$2,007
Right-of-use assets obtained in exchange of operating lease liabilities	$278	$1,173

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) is a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven, proprietary vaccine adjuvant technology. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved in the United States and the European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018®, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. As of March 31, 2023, we have satisfied all delivery obligations under these global commercial supply agreements. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials in Tdap and shingles, and a Phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD"). We are also working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and through preclinical and clinical collaborations with third-party research organizations, including an ongoing collaboration with the Icahn School of Medicine at Mount Sinai investigating universal and seasonal influenza vaccine candidates and Queensland Institute of Medical Research, testing poly T cell epitope proteins with other antigens in preclinical models.

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

The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date, but excludes some disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Dynavax GmbH, located in Düsseldorf, Germany, Dynavax India LLP, located in India, and a branch of Dynavax registered in Italy. All significant intercompany accounts and transactions among these entities have been eliminated from the unaudited condensed consolidated financial statements. We operate in one business segment: discovery, development and commercialization of novel vaccines.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that may affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes, including amounts of revenues and expenses during the reported periods. Management’s estimates are based on historical information available as of the date of the unaudited condensed consolidated financial statements and various other assumptions we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, judgments and methodologies. Significant estimates and assumptions in the unaudited condensed consolidated financial statements include those related to revenue recognition; accounts receivable; useful lives of long-lived assets, impairment of long-lived assets, including goodwill; valuation procedures for right-of-use assets and operating lease liabilities; valuation of inventory; balance sheet classification of convertible notes; income taxes, including the valuation allowance for deferred tax assets; research and development expenses; contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which was codified in Accounting Standards Codification (“ASC”) 326, Financial Instruments — Credit Losses (“ASC 326"). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Because we were a smaller reporting company based on the most recent determination as of November 15, 2019, ASC 326 became effective for us for fiscal years beginning after December 15, 2022. As such, we adopted ASC 326 effective January 1, 2023, utilizing the modified retrospective transition method. Upon adoption, we updated our impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including our accounts receivable and contract asset. In relation to available-for-sale (“AFS") debt securities, the guidance eliminates the concept of “other-than-temporary” impairment, and instead focuses on determining whether any impairment is a result of a credit loss or other factors. The adoption of ASC 326 did not have a material impact on our unaudited condensed consolidated financial statements as of the adoption date.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2023.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets
Money market funds	$155,752	$-	$-	$155,752
U.S. treasuries	-	22,697	-	22,697
U.S. government agency securities	-	126,925	-	126,925
Corporate debt securities	-	327,984	-	327,984
Total assets	$155,752	$477,606	$-	$633,358

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets
Money market funds	$172,418	$-	$-	$172,418
U.S. treasuries	-	42,308	-	42,308
U.S. government agency securities	-	88,032	-	88,032
Corporate debt securities	-	292,051	-	292,051
Total assets	$172,418	$422,391	$-	$594,809

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

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$174,350	$202,004	$179,421	$436,189
Restricted cash	210	207	214	219
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$174,560	$202,211	$179,635	$436,408

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases (see Note 5).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2023
Cash and cash equivalents:
Cash	$18,598	$-	$-	$18,598
Money market funds	155,752	-	-	155,752
Total cash and cash equivalents	174,350	-	-	174,350
Marketable securities available-for-sale:
U.S. treasuries	22,707	11	(21)	22,697
U.S. government agency securities	127,248	33	(356)	126,925
Corporate debt securities	328,391	27	(434)	327,984
Total marketable securities available-for-sale	478,346	71	(811)	477,606
Total cash and cash equivalents, and marketable securities	$652,696	$71	$(811)	$651,956
December 31, 2022
Cash and cash equivalents:
Cash	$29,586	$-	$-	$29,586
Money market funds	172,418	-	-	172,418
Total cash and cash equivalents	202,004	-	-	202,004
Marketable securities available-for-sale:
U.S. treasuries	42,502	-	(194)	42,308
U.S. government agency securities	88,429	-	(397)	88,032
Corporate debt securities	292,865	12	(826)	292,051
Total marketable securities available-for-sale	423,796	12	(1,417)	422,391
Total cash and cash equivalents, and marketable securities	$625,800	$12	$(1,417)	$624,395

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$439,791	$439,006
Mature after one year through two years	38,555	38,600
	$478,346	$477,606

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities. Unrealized losses are included in accumulated other comprehensive loss in stockholders’ equity. Upon adoption of ASC 326 we determine whether a decline in the fair value of our AFS debt securities below their amortized cost basis (i.e., an impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairments (if any) are recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Both the allowance and the adjustment to net income can be reversed if conditions change.

There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2023 and 2022. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During the three months ended March 31, 2023, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of March 31, 2023. As such, there have been no declines in fair value that have been identified as a credit-related impairment.

4. Inventories, net

The following table presents inventories, net (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$22,400	$25,517
Work-in-process	19,661	23,934
Finished goods	15,632	9,995
Total	$57,693	$59,446

5. Commitments and Contingencies

Leases

We lease our facilities in Emeryville, California and Düsseldorf, Germany. We lease and sublease certain manufacturing and office space with lease terms ranging from 3 to 12 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include options to renew or extend the lease for two successive five-year terms. These optional periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with these leases as we did not consider the exercise of these options to be reasonably certain.

We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income was $1.6 million for each of the three months ended March 31, 2023 and 2022. Sublease income is included in other income (expense) in our condensed consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$1,388	$1,607

Cash paid for amounts included in the measurement of lease liabilities was $1.7 million for each of the three months ended March 31, 2023 and 2022, and were included in change in lease liabilities in our condensed consolidated statements of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$3,830	$3,631
Long-term portion of lease liabilities	32,131	32,801
Total operating lease liabilities	$35,961	$36,432

As of March 31, 2023, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2023 (remaining)	$4,154	$5,324
2024	5,684	7,190
2025	5,854	6,565
2026	6,030	5,903
2027	6,211	6,043
Thereafter	21,500	21,240
Total	$49,433	52,265
Less:
Present value adjustment		(16,304)
Total		$35,961

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	7.4 years	7.6 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of March 31, 2023 and December 31, 2022, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $40.8 million and $43.4 million, respectively. As of March 31, 2023 and December 31, 2022, we have no material non-cancelable purchase and other commitments for the supply of CpG 1018 adjuvant.

As of March 31, 2023, the aggregate principal amount of our convertible senior notes ("Convertible Notes") was $225.5 million, excluding debt discount of $3.6 million (see Note 7).

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through March 31, 2023 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2023.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021 and May 2022, we received $1.0 million from TriSalus because it met a pre-commercialization milestone. We recorded the proceeds as gain on sale of assets in our condensed consolidated statements of operations in the third quarter of 2021 and second quarter of 2022. We paid Holdings $0.5 million in each of September 2021 and May 2022. We included the payments in selling, general and administrative expenses in our condensed consolidated statements of operations in the third quarter of 2021 and second quarter of 2022. No liability has been recorded under this agreement as of March 31, 2023.

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

6. Collaboration, Development and Supply Agreements

Coalition for Epidemic Preparedness Innovations

In January 2021, we entered into an agreement (together with subsequent amendments, the “CEPI Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant (“CpG 1018 Materials”). In May 2021, we entered into the first amendment to the CEPI Agreement. The CEPI Agreement enables CEPI to direct the supply of CpG 1018 Materials to CEPI partner(s). CEPI partner(s) would purchase CpG 1018 Materials under separately negotiated agreements. The CEPI Agreement also allows us to sell CpG 1018 Materials to third parties if not purchased by a CEPI partner within a two-year term.

In exchange for reserving CpG 1018 Materials and agreeing to sell CpG 1018 Materials to CEPI partner(s) at pre-negotiated prices, CEPI agreed to provide payments in the form of an interest-free, unsecured, forgivable loan (the “Advance Payments”). We are obligated to repay the Advance Payments, in proportion to quantity sold, if and to the extent we receive payments from sales of CpG 1018 Materials reserved under the CEPI Agreement. If the vaccine programs pursued by CEPI partner(s) are unsuccessful and no alternative use is found for CpG 1018 Materials reserved under the CEPI Agreement, the applicable Advance Payments will be forgiven at the end of the two-year term.

Through March 31, 2023, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid. As of March 31, 2023, remaining Advance Payments totaling $47.4 million in CEPI accrual and $60.3 million in CEPI accrual long-term were reflected in our condensed consolidated balance sheets, representing the outstanding balance of the CEPI Advance Payments relating to the Bio E Supply Agreement and Clover Supply Agreement (each as defined and discussed below), respectively. As of December 31, 2022, we recorded Advance Payments of $107.7 million included in CEPI accrual. There were no deferred revenue balances related to the CEPI Agreement as of March 31, 2023 and December 31, 2022.

As a subsequent event, on April 27, 2023, we entered into a waiver and second amendment to the CEPI Agreement by and between us and CEPI (the “CEPI-Bio E Assignment Agreement”). Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of the outstanding Advance Payments for CpG 1018 Materials allocated to and ordered by Bio E under the CEPI Agreement, and has assumed our previous rights to $47.4 million of Bio E accounts receivable.

Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (together with subsequent amendments, the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of March 31, 2023, we had satisfied all delivery obligations thereunder.

For CpG 1018 adjuvant reserved for Clover under the CEPI Agreement, Clover is obligated to pay us the purchase price upon the earliest of (i) the true-up exercise, (ii) within a specified period after Clover delivers Clover Product to a customer, or (iii) Clover’s receipt of payment for Clover Product from a customer. When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement, we recognize product revenue and a corresponding contract asset as our right to consideration is contingent on something other than the passage of time, as outlined above.

The contract asset of $71.3 million relating to Clover was included in other current assets as of December 31, 2022, and it was subsequently reclassified to other assets (long term) as of March 31, 2023. The contract asset was reclassified to long term assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product.

Corresponding CEPI Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of March 31, 2023. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of March 31, 2023 and December 31, 2022. We did not recognize CpG 1018 adjuvant net product revenue from Clover for the three months ended March 31, 2023. We recognized CpG 1018 adjuvant net product revenue of $22.3 million from Clover for the three months ended March 31, 2022.

Biological E. Limited

In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and in October 2022, we entered into amendments to the Bio E Supply Agreement (the “Bio E Amendment No 1” and the “Bio E Amendment No 2”, together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts from Bio E from the Government of India in connection with their Advance Purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of March 31, 2023, we had satisfied all delivery obligations thereunder.

As of March 31, 2023, net accounts receivable from Bio E, which relates to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement, was $61.9 million, net of an allowance for doubtful accounts of $12.3 million. The allowance for doubtful accounts of $12.3 million was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India. In connection with the Bio E accounts receivable, a corresponding liability for CEPI Advance Payments of $47.4 million (the “Bio E CEPI Advance”) is recorded in CEPI accrual, reflecting amounts previously provided by CEPI under the CEPI Agreement in our condensed consolidated balance sheets as of March 31, 2023. As of March 31, 2023, the Bio E CEPI Advance may be repaid using cash collected from Bio E or, in the alternative, forgiven in accordance with the CEPI Agreement.

As a subsequent event, on April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. The CEPI-Bio E Assignment Agreement results in a remaining accounts receivable balance from Bio E of $14.5 million, net of the allowance for doubtful accounts of $12.3 million discussed above. Pursuant to the Bio E Amendment No 3, on April 26, 2023, we collected $13.5 million from Bio E and expect to collect the remaining $1.0 million in August 2023. The Bio E Amendment No 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

We did not recognize CpG 1018 adjuvant net product revenue from Bio E for the three months ended March 31, 2023. We recognized CpG 1018 adjuvant net product revenue of $67.3 million from Bio E for the three months ended March 31, 2022.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. For the three months ended March 31, 2023 and 2022, we recognized revenue of $3.5 million and $1.6 million, respectively, which is included in other revenue in our condensed consolidated statements of operations.

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

Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of March 31, 2023.

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

We accounted for the Convertible Notes as a single liability in accordance with ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). As of March 31, 2023, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $3.6 million as a long-term liability on the condensed consolidated balance sheets. As of March 31, 2023, the fair value of the Convertible Notes was $269.1 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Stated coupon interest	$1,409	$1,409
Amortization of debt issuance cost	277	269
Total interest expense	$1,686	$1,678

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

8. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$43,451	$-	$43,451	$20,810	$-	$20,810
CpG 1018 adjuvant	-	-	-	-	91,517	91,517
Total product revenue, net	$43,451	$-	$43,451	$20,810	$91,517	$112,327
Other revenue	3,474	-	3,474	1,606	59	1,665
Total revenues	$46,925	$-	$46,925	$22,416	$91,576	$113,992

Revenues from Major Customers and Collaboration Partners

The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended
	March 31,
	2023	2022
Largest customer	27%	25%
Second largest customer	22%	20%
Third largest customer	17%	16%

The following table summarizes CpG 1018 adjuvant product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 adjuvant net product revenue):

	Three Months Ended
	March 31,
	2023	2022
Largest collaboration partner	0%	74%
Second largest collaboration partner	0%	24%
Third largest collaboration partner	0%	2%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the three months ended March 31, 2023 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments related to prior periods	Balance at End of Period
Three months ended March 31, 2023:
Accounts receivable reserves (1)	$8,179	$11,821	$(10,686)	$(198)	$9,116
Revenue reserve accruals (2)	$10,552	$9,700	$(8,040)	$490	$12,702

(1)
Reserves are for chargebacks, discounts and other fees.
(2)
Accruals are for returns, rebates and other fees.

When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement, to Clover and perform services under our agreement with the DoD, we recognize revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 6 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions	Subtractions	Reclassification (1)	Balance at End of Period
Three months ended March 31, 2023
Contract asset, included in other current assets (2)	$71,965	$3,398	$(2,554)	$(71,307)	$1,502
Contract asset, included in other assets	$-	$-	$-	$71,307	$71,307

(1) The Clover contract asset was reclassified to long term assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. See Note 6 for further discussion.

(2) The $1.5 million of contract asset is derived from our agreement with the DoD.

9. Net (Loss) Income Per Share

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

The numerators and denominators of the basic net (loss) income and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Numerator
Net (loss) income	$(24,332)	$32,859
Less: undistributed earnings allocated to participating securities	-	(131)
Net (loss) income attributable to common stockholders, basic	(24,332)	32,728
Add: undistributed earnings allocated to participating securities	-	131
Less: removal of change in fair value of warrant liability	-	(1,801)
Add: interest expense on convertible notes	-	1,259
Net (loss) income attributable to common stockholders, diluted	$(24,332)	$32,317
Denominator
Weighted average common stock outstanding, basic	127,921	124,555
Effect of dilutive shares:
Stock-based compensation plans	-	3,001
Dilutive warrants	-	326
Convertible Notes (as converted to common stock)	-	21,543
Weighted average common stock outstanding, diluted	127,921	149,425

The following were excluded from the calculation of diluted net (loss) income per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended March 31,
	2023	2022
Outstanding securities not included in diluted net (loss) income per share calculation:
Stock options and stock awards	15,622	8,415
Convertible Notes (as converted to common stock)	21,543	-
Total	37,165	8,415

10. Common Stock and Warrants

Common Stock

As of March 31, 2023, there were 128,471,773 shares of our common stock outstanding.

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of March 31, 2023, we had $120.5 million remaining under the 2020 ATM Agreement.

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

In May 2022, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 15,000,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 32,600,000 shares of common stock. As of March 31, 2023, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans.

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the Board of Directors. As of March 31, 2023, there were 10,238,290 shares of common stock reserved for issuance under the Amended 2018 EIP.

Under our Amended 2018 EIP, we may grant stock options, RSUs, performance-based awards, and other awards that are settled in shares of our common stock. Our equity awards generally vest over a three-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). Activity under our stock plans is set forth below:

Stock Options

The following table summarizes the activity of stock options for the three months ended March 31, 2023:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	9,339	$10.70	4.61	$16,291
Options granted	1,663	11.10
Options exercised	(41)	5.84
Options cancelled:
Options forfeited (unvested)	(29)	10.16
Options expired (vested)	(197)	22.83
Balance as of March 31, 2023	10,735	$10.56	4.84	$11,820
Vested and expected to vest as of March 31, 2023	10,435	$10.53	4.79	$11,808
Exercisable as of March 31 2023	6,281	$9.89	3.99	$11,049

Restricted Stock Units

The following table summarizes the activity of RSUs for the three months ended March 31, 2023:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2022	3,479	$11.00
Granted	2,152	11.06
Vested (1)	(1,236)	10.12
Forfeited	(101)	11.65
Non-vested as of March 31, 2023	4,294	$11.27

(1) Inclusive of approximately 490,350 RSUs for the three months ended March 31, 2023, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Market-based Performance Stock Units

We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the three months ended March 31, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2022	193	$11.62
Granted	364	18.25
Non-vested as of March 31, 2023	557	$15.95

Performance-based Options

As of March 31, 2023, approximately 36,000 shares underlying performance-based options were outstanding.

Significant Assumptions in Estimating Fair Value

The fair value of each time-based option is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of each RSU is determined at the date of grant using our closing stock price. The fair value of each PSU is estimated using the Monte Carlo simulation method on the date of grant. The weighted-average assumptions used in the calculations of these fair value measurements are as follows:

	Stock Options		Market-Based Performance Stock Units (“PSUs”)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Weighted-average fair value per share	$7.28	$8.05	$18.25	$11.62
Risk-free interest rate	4.0%	1.9%	4.3%	1.7%
Expected life (in years)	4.5	4.5	2.9	2.9
Volatility	0.8	0.8	0.9	0.9

Stock-based Compensation

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods.

We have also granted performance-based equity awards to certain of our employees. For equity awards with performance-based vesting criteria, the fair value is amortized to expense when the achievement of the vesting criteria becomes probable. We recognized $0.4 million and $0.3 million of stock-based compensation expense for PSUs during the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations, and amounts capitalized to our inventories, net (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$2,112	$1,276
Selling, general and administrative	6,830	5,427
Cost of sales - product	695	160
Inventories, net	397	783
Total	$10,034	$7,646

12. Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three months ended March 31, 2023, we recorded a provision for income taxes of $0.6 million. For the three months ended March 31, 2022, we recorded no provision for income taxes. Our effective tax rate was approximately (2.6)% and 0% for the three months ended March 31, 2023 and 2022, respectively. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of March 31, 2023, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the related Notes and Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven, proprietary vaccine adjuvant technology. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], is approved in the United States and the European Union for prevention of infection caused by all known subtypes of hepatitis B virus in adults age 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. As of March 31, 2023, we have satisfied all delivery obligations under these global commercial supply agreements. Additionally, we are advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials in Tdap and shingles, and a Phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD"). We are also working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and through preclinical and clinical collaborations with third-party research organizations, including an ongoing collaboration with the Icahn School of Medicine at Mount Sinai investigating universal and seasonal influenza vaccine candidates and Queensland Institute of Medical Research, testing poly T cell epitope proteins with other antigens in preclinical models.

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

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States and the European Union. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. In February 2021, we received Marketing Authorization approval of HEPLISAV-B from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany.

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the three months ended March 31, 2023, HEPLISAV-B product revenue, net was $43.5 million.

CpG 1018® Adjuvant Supply for COVID-19 Vaccines

In January 2021, we entered into an agreement (together with subsequent amendments, the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant. In May 2021, we entered into the first amendment to the CEPI Agreement. The CEPI Agreement enables CEPI to direct the supply of

CpG 1018 adjuvant to CEPI partner(s). In exchange for reserving CpG 1018 adjuvant, CEPI has agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan (the “Advance Payments”) of up to $176.4 million.

Through March 31, 2023, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid. As of March 31, 2023, remaining Advance Payments totaling $47.4 million in CEPI accrual and $60.3 million in CEPI accrual long-term were reflected in our condensed consolidated balance sheets, representing the outstanding balance of the CEPI Advance Payments relating to the Bio E Supply Agreement and Clover Supply Agreement (each as defined and discussed below), respectively. As of December 31, 2022, we recorded Advance Payments of $107.7 million included in CEPI accrual. There were no deferred revenue balances related to the CEPI Agreement as of March 31, 2023 and December 31, 2022.

On April 27, 2023, we entered into a waiver and second amendment to the CEPI Agreement by and between us and CEPI (the “CEPI-Bio E Assignment Agreement”). Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of the outstanding Advance Payments for CpG 1018 Materials allocated to and ordered by Bio E under the CEPI Agreement and has assumed our previous rights to $47.4 million of Bio E accounts receivable.

In June 2021, we entered into an agreement (together with subsequent amendments, the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, SCB-2019. Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of March 31, 2023, we had satisfied all delivery obligations thereunder.

For CpG 1018 adjuvant reserved for Clover under the CEPI Agreement, Clover is obligated to pay us the purchase price upon the earliest of (i) the true-up exercise, (ii) within a specified period after Clover delivers Clover Product to a customer, or (iii) Clover’s receipt of payment for Clover Product from a customer. When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement, we recognize product revenue and a corresponding contract asset as our right to consideration is contingent on something other than the passage of time, as outlined above.

Approximately $71.3 million relating to future amounts receivable representing a contract asset from Clover in connection with the CEPI Agreement were reclassified to other assets (long term) as of March 31, 2023. The classification as long term reflects the timing of expected utilization of CpG 1018 adjuvant for Clover Product expected to be sold under the CEPI Agreement. Corresponding CEPI Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of March 31, 2023. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of March 31, 2023 and December 31, 2022. We did not recognize CpG 1018 adjuvant net product revenue from Clover for the three months ended March 31, 2023. We recognized CpG 1018 adjuvant net product revenue of $22.3 million from Clover for the three months ended March 31, 2022.

In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E previously committed to purchase specified quantities of CpG 1018 adjuvant at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and October 2022, we entered into two amendments to the Bio E Supply Agreement (the “Bio E Amendment No 1” and the “Bio E Amendment No 2”, respectively, together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts from Bio E from the Government of India in connection with their Advance Purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of March 31, 2023, we had satisfied all delivery obligations thereunder.

As of March 31, 2023, net accounts receivable from Bio E, which relates to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement, was $61.9 million, net of an allowance for doubtful accounts of $12.3 million. The allowance for doubtful accounts of $12.3 million was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No 3 (defined below), and Bio E's dependence on cash collections from the

Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India. In connection with the Bio E accounts receivable, a corresponding liability for CEPI Advance Payments of $47.4 million (the “Bio E CEPI Advance”) is recorded in CEPI accrual, reflecting amounts previously provided by CEPI under the CEPI Agreement in our condensed consolidated balance sheets as of March 31, 2023. As of March 31, 2023, the Bio E CEPI Advance may be repaid using cash collected from Bio E or, in the alternative, forgiven in accordance with the CEPI Agreement.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. The CEPI-Bio E Assignment Agreement results in a remaining accounts receivable balance from Bio E of $14.5 million, net of the allowance for doubtful accounts of $12.3 million discussed above. Pursuant to the Bio E Amendment No 3, on April 26, 2023, we collected $13.5 million from Bio E and expect to collect the remaining $1.0 million in August 2023. The Bio E Amendment No 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

We did not recognize any CpG 1018 adjuvant net product revenue from Bio E for the three months ended March 31, 2023. We recognized CpG 1018 adjuvant net product revenue of $67.3 million from Bio E for the three months ended March 31, 2022.

Past performance is not a reliable indicator of future performance, however, and future revenue and associated profitability may therefore vary significantly. Specifically, as our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development inventory, we currently expect minimal to no CpG 1018 adjuvant revenue for the remainder of 2023 associated with these arrangements. See Note 6 - Collaborative Research Development and License Agreements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Other

In May 2021, we issued $225.5 million aggregate principal amount of 2.50% convertible senior notes due 2026 (the “Convertible Notes”) in a private placement. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under our previous loan agreement with CRG Servicing LLC ("Loan Agreement") and $27.2 million of the net proceeds to pay the costs of capped call transactions (the "Capped Calls").

In connection with the issuance of the Convertible Notes, we entered into the Capped Calls with one of the initial purchasers and other financial institutions, totaling $27.2 million. The Capped Calls have an initial strike price and an initial cap price of $10.47 per share and $15.80 per share, respectively, subject to certain adjustments under the terms of the Capped Calls. The Capped Calls are freestanding and are considered separately exercisable from the Convertible Notes. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the Convertible Notes, subject to a cap based on the cap price.

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

We have actively pursued opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging CpG 1018 adjuvant, our toll-like receptor 9 (“TLR9”) agonist, which is also used in our HEPLISAV-B product. Since the first half of 2021, we have announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines. All five of our vaccine development collaboration partners have received emergency use authorization and/or full approval in respective territories and countries around the world from an applicable regulatory authority as of March 31, 2023. There can be no assurance we will be successful in our efforts to help develop or supply adjuvanted COVID-19 vaccines or other vaccines over the long term.

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

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. In doing so, we are required to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2023, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2022 to 2023
Revenues:	2023	2022	$	%
HEPLISAV-B	$43,451	$20,810	$22,641	109%
CpG 1018 adjuvant	-	91,517	(91,517)	(100)%
Total product revenue, net	43,451	112,327	(68,876)	(61)%
Other revenue	3,474	1,665	1,809	109%
Total revenues	$46,925	$113,992	$(67,067)	(59)%

HEPLISAV-B product revenue increased by $22.6 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to higher volume driven by continued improvement in market share and utilization of adult vaccines related to the Advisory Committee on Immunization Practices ("ACIP") universal recommendation.

There was no CpG 1018 adjuvant product revenue for the three months ended March 31, 2023 as we have completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

As our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development inventory, we currently expect minimal to no CpG 1018 adjuvant revenue for the remainder of 2023. Long-term demand for CpG 1018 vaccine adjuvant supporting COVID-19 vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 vaccine is approved for use.

Other revenue primarily includes revenue from our agreement with the DoD. We recognized $3.5 million and $1.6 million of revenue from our agreement with the DoD for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by the commencement of the Phase 2 clinical trial in August 2022.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

Increase
Three Months Ended	(Decrease) from
March 31,	2022 to 2023
Cost of Sales - Product	2023	2022	$	%
HEPLISAV-B	$14,712	$5,977	$8,735	146%
CpG 1018 adjuvant	-	33,985	(33,985)	(100)%
Total cost of sales - product	$14,712	$39,962	$(25,250)	(63)%

HEPLISAV-B cost of sales-product increased by $8.7 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to higher sales volume driven by continued improvement in HEPLISAV-B market share and utilization.

Included in HEPLISAV-B cost of sales - product, were one-time charges in connection with improvements projects of $2.1 million related to our facility in Düsseldorf for the three months ended March 31, 2023. The increase also included inspection related expenses performed by the United States Food and Drug Administration ("FDA") and the Federal Ministry of Health inspection at our facility in Düsseldorf.

There was no CpG 1018 adjuvant cost of sales-product for the three months ended March 31, 2023 as we have completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

Research and Development Expenses

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

The following is a summary of our research and development expenses (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2022 to 2023
Program Expenses:	2023	2022	$	%
HEPLISAV-B development	$1,647	$1,239	$408	33%
CpG 1018 adjuvant development	507	1,133	(626)	(55)%
Tetanus, diphtheria, and acellular pertussis	1,628	1,565	63	4%
Shingles	3,749	2,933	816	28%
Plague (1)	1,645	752	893	119%
Other	1,815	1,829	(14)	(1)%
Other research and development expenses:
Facility costs	502	368	134	36%
Non-cash stock-based compensation	2,112	1,276	836	66%
Total research and development	$13,605	$11,095	$2,510	23%

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

In the first quarter of 2023, research and development expenses increased by $2.5 million compared to the same period in 2022. Expenses related to HEPLISAV-B development increased by $1.1 million, which was related to an engineering run performed for product testing purposes. This increase was partially offset by lower clinical costs of $0.7 million due to the completion of the HEPLISAV-B dialysis study and lower other HEPLISAV-B related development costs. Additionally, CpG 1018 adjuvant development costs decreased by $0.6 million, as supply agreements were fulfilled across various vaccine platforms utilizing CpG 1018 adjuvant in 2022.

Furthermore, costs related to the shingles program increased in the first quarter of 2023 compared to the same period last year, following our reporting of topline data from the Phase 1 clinical trial in January 2023. Similarly, costs related to the plague program increased compared to the previous year following our completion of Part 1 of the Phase 2 clinical trial.

Moreover, there was an increase of $0.8 million in non-cash stock-based compensation expense in the first quarter of 2023, driven by the need for increased headcount to support the advancement of our clinical vaccine programs. As we continue to progress our clinical-stage pipeline, we expect research and development expenses to continue to represent a substantial portion of our expenses and continue to increase in future years.

Selling, General and Administrative Expenses

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2022 to 2023
Selling, General and Administrative:	2023	2022	$	%
Compensation and related personnel costs	$15,875	$13,181	$2,694	20%
Outside services	10,833	10,066	767	8%
Legal costs	704	708	(4)	(1)%
Facility costs	2,301	2,790	(489)	(18)%
Non-cash stock-based compensation	6,830	5,427	1,403	26%
Total selling, general and administrative	$36,543	$32,172	$4,371	14%

Selling, general and administrative expenses increased by $4.4 million for the three months ended March 31, 2023 compared to the same period in 2022.

Compensation and related personnel costs increased $2.7 million and non-cash stock-based compensation increased $1.4 million due to continued headcount and personnel investments in our general and administrative and field sales functions to support business growth and increased travel. Outside services increased $0.8 million, primarily due to an overall increase in commercial and marketing efforts related to the Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (“ACIP”) universal recommendation and efforts to expand market share.

Facility costs decreased $0.5 million due to lower rent expense, as one of our leases expired in 2022, and lower depreciation expense related to furniture and fixtures fully depreciated in 2022. We expect our selling, general and administrative expenses to increase in future periods to support the overall growth in our business.

Bad Debt Expense

We recorded $12.3 million of bad debt expense during the three months ended March 31, 2023 in connection with the allowance for doubtful accounts of $12.3 million recorded with respect to outstanding accounts receivable from Bio E and relating to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement. The allowance for doubtful accounts was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No 3, and Bio E's dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and includes realized gains on investments. Interest expense includes the stated interest and accretion of discount of our Convertible Notes. Sublease income is recognized in connection with our sublease of office and laboratory space. Change in fair value of warrant liability reflects the changes in fair value of warrants issued in connection with equity financing in August 2019.

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2022 to 2023
	2023	2022	$	%
Interest income	$6,597	$261	$6,336	2,428%
Interest expense	$(1,686)	$(1,680)	$6	0%
Sublease income	$1,598	$1,609	$(11)	(1)%
Change in fair value of warrant liability	$-	$1,801	$(1,801)	100%
Other	$23	$105	$(82)	(78)%

Interest income for the three months ended March 31, 2023 increased, as compared to the same period in 2022, primarily due to higher yields and balances in our marketable securities portfolio. The change in the fair value of warrant liability is primarily due to the warrants expiring in February 2022. There were no warrants outstanding as of March 31, 2023.

Income Taxes

We recorded a provision for income taxes of $0.6 million and our effective tax rate was (2.6)% for the three months ended March 31, 2023. We recorded no provision for income taxes and our effective tax rate was 0% for the three months ended March 31, 2022. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2023, we had $652.0 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of March 31, 2023, and anticipated revenues from HEPLISAV-B, will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of March 31, 2023, CEPI-related accruals and net accounts receivable relating to Bio E totaled $47.4 million and $61.9 million, respectively. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million, respectively, as of March 31, 2023. As of March 31, 2023, the CEPI-related accruals relating to Bio E and Clover may be repaid using cash collected from Bio E or Clover, respectively, or forgiven in accordance with the CEPI Agreement.

On April 26, 2023, we entered into the Bio E Amendment No 3, and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. The CEPI-Bio E Assignment Agreement results in a remaining accounts receivable balance from Bio E of $14.5 million, net of the allowance for doubtful accounts of $12.3 million discussed above. Pursuant to the Bio E Amendment No 3, on April 26, 2023, we collected $13.5 million from Bio E and expect to collect the remaining $1.0 million in August 2023. The Bio E Amendment No 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

As of March 31, 2023, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $3.6 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

On August 6, 2020, we entered into an at-the-market Sales Agreement (the “2020 ATM Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of March 31, 2023, we had $120.5 million remaining under the 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2023 and 2022, we recorded a net loss of $24.3 million and net income of $32.9 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

During the three months ended March 31, 2023, we generated $27.6 million of cash from our operations, which consisted of a net loss of $24.3 million, a $22.2 million net increase from non-cash items, which included stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on marketable securities and bad debt expense, and approximately $29.7 million net cash increase from changes in operating assets and liabilities, which included a decrease of $30.3 million in accounts and other receivables, net, as we received outstanding payments from Bio E. By comparison, during the three months ended March 31, 2022, we used $50.4 million of cash from our operations, which consisted of our net income of $32.9 million, $9.1 million net increase from non-cash items, which included stock-based compensation, change in fair value of warrant liability, non-cash interest expense, depreciation and amortization, amortization of right-of-use assets and accretion of discount on marketable securities, and $92.4 million net cash decrease from changes in operating assets and liabilities, which included $36.7 million decrease in deferred revenue, $39.6 million decrease in accrued liabilities and other liabilities, $21.3 million decrease in prepaid manufacturing, which converted into CpG 1018 adjuvant inventory during 2022, and $21.5 million decrease in CEPI accrual. Overall, cash provided by our operations during the three months ended March 31, 2023 increased by $78.1 million. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2023, net cash used in investing activities was $52.3 million compared to $216.5 million of cash used in investing activities for the three months ended March 31, 2022. Cash used in investing activities during the three months ended March 31, 2023 included $51.1 million of net purchases of marketable securities compared to $215.1 million of net purchases of marketable securities for the three months ended March 31, 2022.

During the three months ended March 31, 2023, net cash used in financing activities was $3.1 million. During the three months ended March 31, 2022, net cash provided by financing activities was $10.3 million. Cash used in financing activities for the three months ended March 31, 2023 included $4.1 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for $1.0 million combined. Cash provided by financing activities for the three months ended March 31, 2022 included net proceeds of $8.5 million from warrants exercised and $1.8 million proceeds from options exercised and employee stock purchase plan.

Contractual Obligations

As of March 31, 2023, our material non-cancelable purchase commitments, for the supply of HEPLISAV-B totaled $40.8 million. As of March 31, 2023, we have no material non-cancelable purchase and other commitments for the supply of CpG 1018 adjuvant within the next 12 months or beyond.

There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(b) Changes in internal controls

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. While we have largely migrated to a remote work model, our established internal control structure is not impacted. As we continue to monitor and adapt to the changing environment post-COVID-19, embracing a remote work environment and the related possibility of a cybersecurity impact, including a security breach or cyber-attack, we will continue to evaluate our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we receive claims or allegations regarding various matters, including employment, vendor and other similar situations in the conduct of our operations. We are not currently aware of any material legal proceedings involving the Company.

ITEM 1A. RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements concerning the direct and indirect impact of the ongoing COVID-19 pandemic on our business, our future efforts to obtain regulatory approval, advance our collaborations and our pipeline, manufacture and commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission on February 23, 2023.

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
•
We have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B, launch new products and/or significant sales of our CpG 1018 adjuvant do not resume. Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
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

Moreover, we expect that we will need to invest significant resources in order to successfully market, sell and distribute HEPLISAV-B for use with dialysis patients, one of our targeted patient populations. We do not yet have approval to market the regimen for dialysis. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that all adults aged 19-59, including patients on dialysis, receive hepatitis B vaccinations, we are unable to predict how many of those patients may actually receive HEPLISAV-B.

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

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.*

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, sales of CpG 1018 adjuvant accounted for $587.7 million. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and we are not expecting these customers to place substantial new orders for CpG 1018 adjuvant during 2023. As a result, we currently expect minimal to no CpG 1018 adjuvant revenue for 2023, which will cause our future revenue and cash flow to decrease materially relative to prior periods. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.

The occurrence and timing of any transfer of control of product sold to customers can also be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. As an example, any revenue we do receive from sales of our CpG 1018 adjuvant has been and will continue to be difficult to predict, if it materializes at all. We generally require customers to place orders for CpG 1018 adjuvant with at least six months lead time and to make an advance payment toward the finished order. Where we receive such advance payments, we record such payments as deferred revenue until we have delivered the adjuvant and met all criteria to recognize revenue. In accordance with our stated revenue policy, we recorded revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. During the three months ended March 31, 2023, we did not receive any advanced payments from any of our customers to purchase CpG 1018 adjuvant. Our COVID collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies for any past or future adjuvant orders, our ability to collect our own receivables may be adversely affected. To this end, as of March 31, 2023, we recorded an allowance for doubtful accounts of $12.3 million in connection with our accounts receivable balance due from Bio E, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to an amendment to the supply agreement with Bio E, and Bio E’s dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

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

Moreover, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others due to, among other factors, revenue fluctuations or increases in expenses as we invest in our pipeline. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.

We have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B, launch new products and/or significant sales of our CpG 1018 adjuvant do not resume.*

We have generated limited revenue from the sale of products and, prior to January 1, 2021, had incurred losses in each year since we commenced operations in 1996. Our net loss for the three months ended March 31, 2023 was $24.3 million, as compared to a net income for the three months ended March 31, 2022 of $32.9 million. As of March 31, 2023, we had an accumulated deficit of $948.5 million.

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

While new sales of CpG 1018 adjuvant generated significant revenue during the COVID-19 pandemic, we do not expect that such revenues will continue in the long term at the same scale, and we currently expect minimal to no CpG 1018 adjuvant revenue in 2023. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.

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

Historically, we have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce (i) our CpG 1018 adjuvant for manufacture of HEPLISAV-B and for sale to our collaborators and (ii) our pre-filled syringe presentation. In 2021, we qualified a second supplier to manufacture CpG 1018 adjuvant for our COVID business, but we have a limited operating relationship with them. If we were unable to maintain our existing suppliers for CpG 1018 adjuvant, we would have to establish an alternate qualified manufacturing capability ourselves, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B, or CpG 1018 adjuvant, and developing and commercializing our, and potentially our collaborators’, product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers, or at all.

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

As our commercial operations expand, we expect that we will also need to manage additional relationships with various third parties, including sole source suppliers, distributors, collaboration partners, wholesalers and hospital customers. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize our HEPLISAV-B vaccine and CpG 1018 adjuvant, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train, retain and integrate additional management, administrative and sales and marketing personnel, or secure sufficient or timely supply from third party service and product providers. Any failure to accomplish any of these activities could prevent us from successfully increasing or maintaining the same level of commercial growth as we have seen in the past.

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

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of March 31, 2023, all five of our collaborators have received emergency use authorization and one of them has received full approval from an applicable regulatory authority for a vaccine for COVID-19 containing our adjuvant. Even with approvals being received by our collaborators, whether for emergency use or full authorization, their ability to deliver, sell and collect on receivables is not guaranteed. This could, in turn, impact our own ability to collect receivables.

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

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.*

As of March 31, 2023, we had $652.0 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2023, we recorded net loss of $24.3 million, as compared to the net income of $32.9 million for the three months ended March 31, 2022. As of March 31, 2023, we had an accumulated deficit of $948.5 million. We cannot be certain that sales of our products, and the revenue from our other activities will sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that restrict our operations.

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

As we maintain the requisite capacity to manufacture our CpG 1018 adjuvant to support potential vaccine collaborations in response to COVID-19 and other initiatives, we have been in the past, and in the future may be, required to make significant financial commitments to reserve manufacturing capacity at our CMOs. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. Similarly, prepayments of purchase orders may not be recoverable if we do not ultimately require the entire volume subject to the applicable purchase order.

As a result of the foregoing, we could end up making financial commitments that we never recover if demand for our products do not materialize in the volumes we are expecting, or at all. This may require us to record certain charges or write-offs in one or more fiscal periods, which in turn could result in significant, unexpected fluctuations in our quarterly and annual operating results, and potentially have a material adverse effect on our results of operations, and financial condition. For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, in 2022, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. It is possible we may have similar write-offs in the future.

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

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.*

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

As of March 31, 2023, we had U.S. federal and state NOL carryforwards of $393.0 million and $300.1 million, respectively. Of the $393.0 million U.S. federal NOL carryforwards, $353.5 million may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remainder will begin to expire in 2023. The state NOL carryforwards will begin to expire in 2023.

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

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services ("CMS") Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $150 million. As of March 31, 2023, we had $120.5 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

From January 1 through March 31, 2023, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

From January 1 through March 31, 2023, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

Our business operations are subject to interruption by natural disasters and other catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, fires, droughts, tornadoes, electrical blackouts, public health crises and pandemics, war, terrorism, bank failures and geo-political unrest and uncertainties. We have not undertaken a systematic analysis of the potential consequences to our business that might result from any such natural disaster or other catastrophic event and have limited recovery plans in place. If any of these events occur, our manufacturing and supply chain, distribution, sales and marketing efforts and other business operations could be subject to business shutdowns or disruptions and financial results could be adversely affected. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions resulting from these events, but if we or any of the third parties with whom we engage, including the suppliers, contract manufacturers, distributors and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely affected in a number of ways, some of which are not predicable.

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

Adverse developments affecting the financial services industry may have adverse consequences on our business, financial condition and stock price.*

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 26, 2023, we entered into the Bio E Amendment No 3 and on April 27, 2023 we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. The CEPI-Bio E Assignment Agreement results in a remaining accounts receivable balance from Bio E of $14.5 million, net of the allowance for doubtful accounts of $12.3 million discussed above. Pursuant to the Bio E Amendment No 3, on April 26, 2023 we collected $13.5 million from Bio E and expect to collect the remaining $1.0 million in August 2023. The Bio E Amendment No 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.4	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1+	Consulting Agreement, effective January 16, 2023, between Company and Peter Paradiso					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract, compensatory plan or arrangement.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 2, 2023	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2023	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2023	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller, Chief Accounting Officer
(Principal Accounting Officer)