Form 10-Q
period 2023-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2023-08-03
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, the registrant had outstanding 128,797,357 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about the direct and indirect impact of the ongoing COVID-19 global pandemic on our business and operations, including sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate for COVID-19 that stem from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, including COVID-19 vaccines, our ability to advance our other product candidates, such as our Tdap, shingles and plague programs, and to otherwise develop and expand our clinical research pipeline, meet regulatory requirements, including post-marketing obligations and commitments, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs (including our ability to collect on accounts receivables), as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$226,823	$202,004
Marketable securities available-for-sale	454,702	422,391
Accounts receivables, net of allowance for doubtful accounts of $12,313 and $0 at June 30, 2023 and December 31, 2022, respectively	43,245	145,130
Other receivables	2,108	2,385
Inventories	53,088	59,446
Prepaid expenses and other current assets	17,494	85,629
Total current assets	797,460	916,985
Property and equipment, net	37,442	37,596
Operating lease right-of-use assets	25,366	25,745
Goodwill	2,039	2,006
Restricted cash	210	207
Other assets	73,915	3,311
Total assets	$936,432	$985,850
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,246	$3,211
Accrued research and development	3,594	4,775
CEPI accrual (Note 6)	-	107,738
Accrued liabilities	33,872	30,719
Other current liabilities	4,150	3,631
Total current liabilities	44,862	150,074
Convertible Notes, net of debt discount of $3,366 and $3,922 at June 30, 2023 and December 31, 2022, respectively (Note 7)	222,134	221,578
Long-term portion of lease liabilities	31,545	32,801
CEPI accrual long-term (Note 6)	60,337	-
Other long-term liabilities	349	384
Total liabilities	359,227	404,837
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at June 30, 2023 and December 31, 2022; zero shares outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common stock: $0.001 par value; 278,000 shares authorized at June 30, 2023 and December 31, 2022; 128,779 shares and 127,604 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	129	128
Additional paid-in capital	1,527,544	1,510,518
Accumulated other comprehensive loss	(5,372)	(5,438)
Accumulated deficit	(945,096)	(924,195)
Total stockholders’ equity	577,205	581,013
Total liabilities and stockholders’ equity	$936,432	$985,850

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$56,440	$255,320	$99,891	$367,647
Other revenue	3,809	1,144	7,283	2,809
Total revenues	60,249	256,464	107,174	370,456
Operating expenses:
Cost of sales - product	13,537	83,369	28,249	123,331
Research and development	13,046	9,689	26,651	20,784
Selling, general and administrative	37,071	36,179	73,614	68,351
Gain on sale of assets (Note 5)	-	(1,000)	-	(1,000)
Bad debt expense	-	-	12,313	-
Total operating expenses	63,654	128,237	140,827	211,466
(Loss) income from operations	(3,405)	128,227	(33,653)	158,990
Other income (expense):
Interest income	7,378	765	13,975	1,026
Interest expense	(1,688)	(1,683)	(3,374)	(3,363)
Sublease income	1,993	2,025	3,591	3,634
Change in fair value of warrant liability (Note 10)	-	-	-	1,801
Other	(71)	40	(48)	145
Net income (loss) before income taxes	4,207	129,374	(19,509)	162,233
Provision for income taxes	(776)	(619)	(1,392)	(619)
Net income (loss)	$3,431	$128,755	$(20,901)	$161,614
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$1.02	$(0.16)	$1.29
Diluted	$0.03	$0.87	$(0.16)	$1.08
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	128,625	126,347	128,275	125,456
Diluted	152,142	149,905	128,275	149,821

See accompanying notes.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$3,431	$128,755	$(20,901)	$161,614
Other comprehensive income (loss), net of tax:
Change in unrealized loss on marketable securities available- for-sale	(1,197)	(629)	(531)	(1,901)
Cumulative foreign currency translation adjustments	25	(1,768)	597	(2,393)
Total other comprehensive (loss) income	(1,172)	(2,397)	66	(4,294)
Total comprehensive income (loss)	$2,259	$126,358	$(20,835)	$157,320

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended June 30, 2023	Shares	Par Amount	Shares	Par Amount	Capital	(Loss)	Deficit	Equity
Balances at March 31, 2023	128,472	$128	-	$-	$1,516,331	$(4,200)	$(948,527)	$563,732
Issuance of common stock upon exercise of stock options	203	-	-	-	1,378	-	-	1,378
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	104	1	-	-	(727)	-	-	(726)
Stock compensation expense	-	-	-	-	10,562	-	-	10,562
Total other comprehensive loss	-	-	-	-	-	(1,172)	-	(1,172)
Net income	-	-	-	-	-	-	3,431	3,431
Balances at June 30, 2023	128,779	$129	-	$-	$1,527,544	$(5,372)	$(945,096)	$577,205

Six Months Ended June 30, 2023
Balances at December 31, 2022	127,604	$128	-	$-	$1,510,518	$(5,438)	$(924,195)	$581,013
Issuance of common stock upon exercise of stock options	244	-	-	-	1,617	-	-	1,617
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	850	1	-	-	(5,964)	-	-	(5,963)
Issuance of common stock under Employee Stock Purchase Plan	81	-	-	-	777	-	-	777
Stock compensation expense	-	-	-	-	20,596	-	-	20,596
Total other comprehensive income	-	-	-	-	-	66	-	66
Net loss	-	-	-	-	-	-	(20,901)	(20,901)
Balances at June 30, 2023	128,779	$129	-	$-	$1,527,544	$(5,372)	$(945,096)	$577,205

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended June 30, 2022	Shares	Par Amount	Shares	Par Amount	Capital	(Loss)	Deficit	Equity
Balances at March 31, 2022	126,297	$126	-	$-	$1,476,013	$(4,163)	$(1,184,492)	$287,484
Issuance of common stock upon exercise of stock options	132	-	-	-	1,028	-	-	1,028
Issuance of common stock upon release of restricted stock awards	10	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	7,929	-	-	7,929
Total other comprehensive loss	-	-	-	-	-	(2,397)	-	(2,397)
Net income	-	-	-	-	-	-	128,755	128,755
Balances at June 30, 2022	126,439	$126	-	$-	$1,484,970	$(6,560)	$(1,055,737)	$422,799

Six Months Ended June 30, 2022
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Issuance of common stock upon exercise of stock options	287	-	-	-	2,150	-	-	2,150
Issuance of common stock upon release of restricted stock awards	1,246	1	-	-	(1)	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	82	-	-	-	710	-	-	710
Stock compensation expense	-	-	-	-	15,575	-	-	15,575
Total other comprehensive loss	-	-	-	-	-	(4,294)	-	(4,294)
Net income	-	-	-	-	-	-	161,614	161,614
Balances at June 30, 2022	126,439	$126	-	$-	$1,484,970	$(6,560)	$(1,055,737)	$422,799

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net (loss) income	$(20,901)	$161,614
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,113	2,085
Amortization of right-of-use assets and loss on disposal of property and equipment	1,335	1,644
Accretion of discounts on marketable securities	(7,263)	(498)
Change in fair value of warrant liability (Note 10)	-	(1,801)
Stock-based compensation expense	20,596	15,575
Bad debt expense (Note 6)	12,313	-
Non-cash interest expense	556	540
Gain on sale of assets (Note 5)	-	(1,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	42,448	(42,426)
Inventories	6,358	(12,644)
Prepaid manufacturing	-	105,178
Prepaid expenses and other current assets	(3,172)	(60,774)
Other assets	703	35
Accounts payable	(151)	2,319
CEPI accrual (Note 6)	-	(21,478)
Lease liabilities	(1,679)	(1,678)
Deferred revenue	-	(157,866)
Accrued liabilities and other liabilities	2,412	(22,617)
Net cash provided by (used in) operating activities	55,668	(33,792)
Investing activities
Purchases of marketable securities	(259,531)	(313,660)
Proceeds from maturities of marketable securities	233,953	152,950
Purchases of property and equipment, net	(2,034)	(4,271)
Proceeds from sale of assets	-	1,000
Net cash used in investing activities	(27,612)	(163,981)
Financing activities
Proceeds from warrants exercises	-	8,455
Proceeds from exercise of stock options and/or release of restricted stock awards, net	1,617	2,150
Proceeds from Employee Stock Purchase Plan	777	710
Payments for taxes related to net share settlement of RSUs	(5,778)	-
Net cash (used in) provided by financing activities	(3,384)	11,315
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	150	(657)
Net increase (decrease) in cash and cash equivalents, and restricted cash	24,822	(187,115)
Cash and cash equivalents, and restricted cash at beginning of period	202,211	436,408
Cash and cash equivalents, and restricted cash at end of period	$227,033	$249,293
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$710	$509
Cash paid during the period for interest	$2,819	$2,819
Reclassification of contract asset from other current assets to other assets	$71,307	$-
Reclassification of CEPI accrual to CEPI accrual long-term	$(60,337)	$-
Advance Payments forgiven per CEPI-Bio E Assignment Agreement (Note 6)	$(47,401)	$-
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$540	$1,214
Right-of-use assets obtained in exchange of operating lease liabilities	$901	$1,767

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) is a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven, proprietary vaccine adjuvant technology. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved in the United States, the European Union and Great Britain for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018®, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. As of June 30, 2023, we have satisfied all delivery obligations under these global commercial supply agreements.

We are also advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials for Tdap and shingles, and a Phase 2 clinical trial for plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD"). Additionally, we are working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and through preclinical and clinical collaborations with third-party research organizations, including an ongoing collaboration with the Icahn School of Medicine at Mount Sinai investigating universal and seasonal influenza vaccine candidates and Queensland Institute of Medical Research, testing poly T cell epitope proteins with other antigens in preclinical models.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make informed estimates and assumptions that may affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes, including amounts of revenues and expenses during the reported periods. Management’s estimates are based on historical information available as of the date of the unaudited condensed consolidated financial statements and various other assumptions we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, judgments and methodologies. Significant estimates and assumptions in the unaudited condensed consolidated financial statements include those related to revenue recognition; accounts receivable; useful lives of long-lived assets; valuation procedures for right-of-use assets and operating lease liabilities; valuation of inventory; research and development expenses; contingencies and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during each of the three and six months ended June 30, 2023.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets
Money market funds	$152,296	$-	$-	$152,296
U.S. treasuries	-	20,357	-	20,357
U.S. government agency securities	-	172,791	-	172,791
Corporate debt securities	-	261,554	-	261,554
Total assets	$152,296	$454,702	$-	$606,998

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets
Money market funds	$172,418	$-	$-	$172,418
U.S. treasuries	-	42,308	-	42,308
U.S. government agency securities	-	88,032	-	88,032
Corporate debt securities	-	292,051	-	292,051
Total assets	$172,418	$422,391	$-	$594,809

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

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$226,823	$202,004	$249,091	$436,189
Restricted cash	210	207	202	219
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$227,033	$202,211	$249,293	$436,408

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases (see Note 5).

Cash and cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2023
Cash and cash equivalents:
Cash	$74,527	$-	$-	$74,527
Money market funds	152,296	-	-	152,296
Total cash and cash equivalents	226,823	-	-	226,823
Marketable securities available-for-sale:
U.S. treasuries	20,512	-	(155)	20,357
U.S. government agency securities	174,012	-	(1,221)	172,791
Corporate debt securities	262,114	6	(566)	261,554
Total marketable securities available-for-sale	456,638	6	(1,942)	454,702
Total cash and cash equivalents, and marketable securities	$683,461	$6	$(1,942)	$681,525
December 31, 2022
Cash and cash equivalents:
Cash	$29,586	$-	$-	$29,586
Money market funds	172,418	-	-	172,418
Total cash and cash equivalents	202,004	-	-	202,004
Marketable securities available-for-sale:
U.S. treasuries	42,502	-	(194)	42,308
U.S. government agency securities	88,429	-	(397)	88,032
Corporate debt securities	292,865	12	(826)	292,051
Total marketable securities available-for-sale	423,796	12	(1,417)	422,391
Total cash and cash equivalents, and marketable securities	$625,800	$12	$(1,417)	$624,395

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$399,173	$397,890
Mature after one year through two years	57,465	56,812
	$456,638	$454,702

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities. Unrealized losses are included in accumulated other comprehensive loss in stockholders’ equity. Commencing with our adoption of ASC 326 on January 1, 2023, we determine whether a decline in the fair value of our AFS debt securities below their amortized cost basis (i.e., an impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairments (if any) are recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Both the allowance and the adjustment to net income can be reversed if conditions change.

There were no realized gains or losses from the sale of marketable securities during each of the three and six months ended June 30, 2023 and 2022. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During each of the three and six months ended June 30, 2023, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of June 30, 2023. As such, there have been no declines in fair value that have been identified as a credit-related impairment.

4. Inventories

The following table presents inventories (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$23,371	$25,517
Work-in-process	22,851	23,934
Finished goods	6,866	9,995
Total	$53,088	$59,446

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

We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income for the three and six months ended June 30, 2023 was $2.0 million and $3.6 million, respectively. Sublease income for the three and six months ended June 30, 2022 was $2.0 million and $3.6 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$1,392	$1,867	$2,780	$3,474

Cash paid for amounts included in the measurement of lease liabilities for each of the six months ended June 30, 2023 and 2022 was $3.5 million, and were included in change in lease liabilities in our condensed consolidated statements of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,150	$3,631
Long-term portion of lease liabilities	31,545	32,801
Total operating lease liabilities	$35,695	$36,432

As of June 30, 2023, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2023 (remaining)	$2,790	$3,670
2024	5,684	7,431
2025	5,854	6,806
2026	6,030	6,004
2027	6,211	6,044
Thereafter	21,500	21,242
Total	$48,069	51,197
Less:
Present value adjustment		(15,502)
Total		$35,695

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	7.1 years	7.6 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of June 30, 2023 and December 31, 2022, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $38.3 million and $43.4 million, respectively. As of June 30, 2023 and December 31, 2022, we have no non-cancelable purchase and other commitments for the supply of CpG 1018 adjuvant.

As of June 30, 2023, the aggregate principal amount of our convertible senior notes ("Convertible Notes") was $225.5 million, excluding debt discount of $3.4 million (see Note 7).

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through June 30, 2023 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2023.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021 and May 2022, we received $1.0 million from TriSalus because it met a pre-commercialization milestone. We recorded the proceeds as gain on sale of assets in our condensed consolidated statements of operations in the third quarter of 2021 and second quarter of 2022. We paid Holdings $0.5 million in each of September 2021 and May 2022. We included the payments in selling, general and administrative expenses in our condensed consolidated statements of operations in the third quarter of 2021 and second quarter of 2022. No liability has been recorded under this agreement as of June 30, 2023.

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

Through June 30, 2023, we received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed above). As of June 30, 2023, remaining Advance Payments totaling $60.3 million in CEPI accrual long-term were reflected in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). As of December 31, 2022, we recorded Advance Payments of $107.7 million included in CEPI accrual. There were no deferred revenue balances related to the CEPI Agreement as of June 30, 2023 and December 31, 2022.

Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (together with subsequent amendments, the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of June 30, 2023, we had satisfied all delivery obligations thereunder.

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

The contract asset of $71.3 million relating to Clover was included in other current assets as of December 31, 2022. The contract asset was subsequently reclassified to other assets (long term) and remains classified in other assets (long term) as of June 30, 2023. The contract asset was reclassified to other assets (long term) to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product.

Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of June 30, 2023. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of June 30, 2023 and December 31, 2022. We did not recognize CpG 1018 adjuvant net product revenue from Clover for each of the three and six months ended June 30, 2023. We recognized CpG 1018 product revenue, net of $91.3 million and $113.6 million, respectively, for each of the three and six months ended June 30, 2022.

Biological E. Limited

In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and in October 2022, we entered into amendments to the Bio E Supply Agreement (the “Bio E Amendment No. 1” and the “Bio E Amendment No. 2,” together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts from Bio E from the Government of India in connection with their advance purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of June 30, 2023, we had satisfied all delivery obligations thereunder.

As of June 30, 2023, net accounts receivable from Bio E, which relate to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement, was $1.0 million (net of an allowance for doubtful accounts of $12.3 million). The allowance for doubtful accounts of $12.3 million was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India. In connection with the Bio E accounts receivable, a corresponding liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) remained outstanding in CEPI accrual, reflecting amounts previously provided by CEPI under the CEPI Agreement in our consolidated balance sheets as of December 31, 2022. The Bio E CEPI Advance Payments may be repaid using cash collected from Bio E or, in the alternative, forgiven in accordance with the CEPI Agreement.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $13.5 million from Bio E. Accordingly, as of June 30, 2023, the CEPI-Bio E Assignment Agreement resulted in: (i) an accounts receivable balance of $1.0 million (net of allowance for doubtful accounts of $12.3 million) which we expect to collect in August 2023, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

We did not recognize CpG 1018 adjuvant net product revenue from Bio E for each of the three and six months ended June 30, 2023. We recognized CpG 1018 adjuvant net product revenue of $51.0 million and $118.3 million for the three and six months ended June 30, 2022, respectively.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we will conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. For the three and six months ended June 30, 2023, we recognized revenue of $3.8 million and $7.3 million, respectively, which is included in other revenue in our condensed consolidated statements of operations. For the three and six months ended June 30, 2022, we recognized revenue of $1.1 million and $2.7 million, respectively.

In July 2023, we executed a contract modification with the DoD to support advancement into a nonhuman primate challenge study, with the agreement now totaling $33.7 million through 2025.

7. Convertible Notes

In May 2021, we issued $225.5 million of Convertible Notes in a private placement. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to retire our previous loan agreement with CRG Servicing LLC and $27.2 million of the net proceeds to pay the costs of the Capped Calls described below.

The Convertible Notes are general, unsecured obligations and accrue interest at a rate of 2.50% per annum payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date.

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

On or after February 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes regardless of the foregoing circumstances.

Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of June 30, 2023.

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

We accounted for the Convertible Notes as a single liability in accordance with ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). As of June 30, 2023, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $3.4 million as a long-term liability on the condensed consolidated balance sheets. As of June 30, 2023, the fair value of the Convertible Notes was $319.8 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stated coupon interest	$1,409	$1,409	$2,818	$2,819
Amortization of debt issuance cost	279	271	556	540
Total interest expense	$1,688	$1,680	$3,374	$3,359

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

8. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$56,440	$-	$56,440	$31,739	$941	$32,680
CpG 1018 adjuvant	-	-	-	-	222,640	222,640
Total product revenue, net	$56,440	$-	$56,440	$31,739	$223,581	$255,320
Other revenue	3,809	-	3,809	1,083	61	1,144
Total revenues	$60,249	$-	$60,249	$32,822	$223,642	$256,464

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$99,891	$-	$99,891	$52,549	$941	$53,490
CpG 1018 adjuvant	-	-	-	-	314,157	314,157
Total product revenue, net	$99,891	$-	$99,891	$52,549	$315,098	$367,647
Other revenue	7,283	-	7,283	2,689	120	2,809
Total revenues	$107,174	$-	$107,174	$55,238	$315,218	$370,456

Revenues from Major Customers and Collaboration Partners

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor.

The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Largest customer	24%	18%	24%	21%
Second largest customer	21%	18%	23%	18%
Third largest customer	18%	18%	17%	17%

The following table summarizes CpG 1018 adjuvant product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 adjuvant net product revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Largest collaboration partner	0%	41%	0%	38%
Second largest collaboration partner	0%	31%	0%	36%
Third largest collaboration partner	0%	23%	0%	22%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the six months ended June 30, 2023 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments related to prior periods	Balance at End of Period
Six months ended June 30, 2023:
Accounts receivable reserves (1)	$8,179	$26,738	$(24,944)	$(229)	$9,744
Revenue reserve accruals (2)	$10,552	$21,319	$(16,059)	$(50)	$15,762

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

	Balance at Beginning of Period	Additions	Subtractions	Reclassification (1)	Balance at End of Period
Six months ended June 30, 2023:
Contract asset, included in other current assets (2)	$71,965	$7,199	$(6,255)	$(71,307)	$1,602
Contract asset, included in other assets (long term)	$-	$-	$-	$71,307	$71,307

(1)
The Clover contract asset was reclassified to long term assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. See Note 6 for further discussion.
(2)
The $1.6 million of contract asset is derived from our agreement with the DoD.

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

The numerators and denominators of the basic net income (loss) and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$3,431	$128,755	$(20,901)	$161,614
Less: undistributed earnings allocated to participating securities	-	-	-	(316)
Net income (loss) attributable to common stockholders, basic	3,431	128,755	(20,901)	161,298
Add: undistributed earnings allocated to participating securities	-	-	-	316
Less: removal of change in fair value of warrant liability	-	-	-	(1,801)
Add: interest expense on convertible notes	1,266	1,260	-	2,519
Net income (loss) attributable to common stockholders, diluted	$4,697	$130,015	$(20,901)	$162,332
Denominator
Weighted average common stock outstanding, basic	128,625	126,347	128,275	125,456
Effect of dilutive shares:
Stock-based compensation plans	1,974	2,015	-	2,659
Dilutive warrants	-	-	-	163
Convertible Notes (as converted to common stock)	21,543	21,543	-	21,543
Weighted average common stock outstanding, diluted	152,142	149,905	128,275	149,821

The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Outstanding securities not included in diluted net income (loss) per share calculation:
Stock options and stock awards	6,900	9,647	15,532	9,067
Convertible Notes (as converted to common stock)	-	-	21,543	-
Total	6,900	9,647	37,075	9,067

10. Common Stock and Warrants

Common Stock

As of June 30, 2023, there were 128,779,031 shares of our common stock outstanding.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of June 30, 2023, we had approximately $120.0 million remaining under the 2020 ATM Agreement.

Warrants

During the six months ended June 30, 2022, all of the 1,882,600 outstanding warrants as of December 31, 2021 were exercised or expired, resulting in cash proceeds totaling $8.5 million. During the six months ended June 30, 2022, we recognized the decrease in the estimated fair value of warrant liability of $1.8 million as income in other income (expense) in our condensed consolidated statements of operations.

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

In May 2022, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 15,000,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP will not exceed 32,600,000 shares of common stock. As of June 30, 2023, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans.

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the Board of Directors. As of June 30, 2023, there were 9,838,318 shares of common stock reserved for issuance under the Amended 2018 EIP.

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

Stock Options

The following table summarizes the activity of stock options for the six months ended June 30, 2023:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	9,339	$10.70	4.61	$16,291
Options granted	1,916	11.08
Options exercised	(244)	6.63
Options cancelled:
Options forfeited (unvested)	(58)	10.94
Options expired (vested)	(241)	21.86
Balance as of June 30, 2023	10,712	$10.61	4.67	$31,452
Vested and expected to vest as of June 30, 2023	10,465	$10.59	4.63	$31,057
Exercisable as of June 30, 2023	6,695	$10.07	3.92	$24,620

Restricted Stock Units

The following table summarizes the activity of RSUs for the six months ended June 30, 2023:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2022	3,479	$11.00
Granted	2,359	11.02
Vested (1)	(1,421)	10.02
Forfeited	(190)	11.49
Non-vested as of June 30, 2023	4,227	$11.32

(1) Inclusive of approximately 571,159 RSUs for the six months ended June 30, 2023, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Market-based Performance Stock Units

We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the six months ended June 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2022	193	$11.62
Granted	364	18.25
Non-vested as of June 30, 2023	557	$15.95

Performance-based Options

As of June 30, 2023, approximately 36,000 shares underlying performance-based options were outstanding.

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

	Stock Options		Stock Options		Market-Based Performance Stock Units (“PSUs”)
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Weighted-average fair value per share	$7.13	$7.39	$7.26	$7.97	$18.25	$11.62
Risk-free interest rate	3.8%	2.9%	4.0%	2.01%	4.3%	1.7%
Expected life (in years)	4.5	4.5	4.5	4.5	2.9	2.9
Volatility	0.8	0.8	0.8	0.8	0.9	0.9

Stock-based Compensation

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods.

We have also granted performance-based equity awards to certain of our employees. For equity awards with performance-based vesting criteria, the fair value is amortized to expense when the achievement of the vesting criteria becomes probable. We recognized $0.7 million and $1.1 million of stock-based compensation expense for PSUs during the three and six months ended June 30, 2023, respectively. We recognized $0.2 million and $0.4 million of stock-based compensation expense for PSUs during the three and six months ended June 30, 2022, respectively.

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$2,301	$1,463	$4,413	$2,739
Selling, general and administrative	7,202	5,597	14,033	11,024
Cost of sales - product	399	143	1,094	303
Inventories	660	726	1,056	1,509
Total	$10,562	$7,929	$20,596	$15,575

12. Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three and six months ended June 30, 2023, we recorded a provision for income taxes of approximately $0.8 million and $1.4 million, respectively. Our effective tax rate was approximately (3.1)% and (5.7)% for the three and six months ended June 30, 2023, respectively. For each of the three and six months ended June 30, 2022, we recorded a provision for income taxes of approximately $0.6 million and our effective tax rate was approximately 0.4%. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of June 30, 2023, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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

Overview

We are a commercial stage biopharmaceutical company focused on developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven, proprietary vaccine adjuvant technology. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], is approved in the United States, the European Union and Great Britain for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. As of June 30, 2023, we have satisfied all delivery obligations under these global commercial supply agreements.

We are also advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials for Tdap and shingles, and a Phase 2 clinical trial for plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD"). Additionally, we are working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and through preclinical and clinical collaborations with third-party research organizations, including an ongoing collaboration with the Icahn School of Medicine at Mount Sinai investigating universal and seasonal influenza vaccine candidates and Queensland Institute of Medical Research, testing poly T cell epitope proteins with other antigens in preclinical models.

HEPLISAV-B® Vaccine [Hepatitis B Vaccine (Recombinant), Adjuvanted]

In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S., the European Union and Great Britain.

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States, the European Union, and have marketing authorization in Great Britain. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. In February 2021, we received Marketing Authorization approval of HEPLISAV-B from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. In March 2023, we received marketing authorization in Great Britain for HEPLISAV-B for the active immunization against hepatitis B virus infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older.

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the three and six months ended June 30, 2023, HEPLISAV-B product revenue, net was $56.4 million and $99.9 million, respectively.

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

Through June 30, 2023, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed below). As of June 30, 2023, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). As of December 31, 2022, we recorded Advance Payments of $107.7 million included in CEPI accrual. There were no deferred revenue balances related to the CEPI Agreement as of June 30, 2023 and December 31, 2022.

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

In June 2021, we entered into an agreement (together with subsequent amendments, the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, SCB-2019. Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of June 30, 2023, we had satisfied all delivery obligations thereunder.

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

Approximately $71.3 million relating to future amounts receivable representing a contract asset from Clover in connection with the CEPI Agreement are classified as other assets (long term) as of June 30, 2023. The classification as long term reflects the timing of expected utilization of CpG 1018 adjuvant for Clover Product expected to be sold under the CEPI Agreement. Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of June 30, 2023. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of June 30, 2023 and December 31, 2022. We did not recognize CpG 1018 adjuvant net product revenue from Clover for either of the three or six months ended June 30, 2023. We recognized CpG 1018 product revenue, net of $91.3 million and $113.6 million for the three and six months ended June 30, 2022, respectively.

In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E previously committed to purchase specified quantities of CpG 1018 adjuvant at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and October 2022, we entered into two amendments to the Bio E Supply Agreement (the “Bio E Amendment No. 1” and the “Bio E Amendment No. 2,” respectively, together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts from Bio E from the Government of India in connection with their advance purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of June 30, 2023, we had satisfied all delivery obligations thereunder.

As of June 30, 2023, net accounts receivable from Bio E, which relates to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement, was $1.0 million (net of an allowance for doubtful accounts of $12.3 million). The allowance for doubtful accounts of $12.3 million was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India. In connection with the Bio E accounts receivable, a corresponding liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) was outstanding in CEPI accrual, reflecting amounts previously provided by CEPI under the CEPI Agreement in our consolidated balance sheets as of December 31, 2022. The Bio E CEPI Advance Payments may be repaid using cash collected from Bio E or, in the alternative, forgiven in accordance with the CEPI Agreement.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $13.5 million from Bio E. Accordingly, as of June 30, 2023, the CEPI-Bio E Assignment Agreement resulted in: (i) an accounts receivable balance of $1.0 million (net of allowance for doubtful accounts of $12.3 million) which we expect to collect in August 2023, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

We did not recognize CpG 1018 adjuvant net product revenue from Bio E for each of the three and six months ended June 30, 2023. We recognized CpG 1018 adjuvant net product revenue of $51.0 million and $118.3 million for the three and six months ended June 30, 2022, respectively.

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

Other

In May 2021, we issued $225.5 million aggregate principal amount of 2.50% convertible senior notes due in 2026 (the “Convertible Notes”) in a private placement. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under our previous loan agreement with CRG Servicing LLC ("Loan Agreement") and $27.2 million of the net proceeds to pay the costs of capped call transactions (the "Capped Calls").

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

We have actively pursued opportunities to collaborate with other organizations on the development of a COVID-19 vaccine, by leveraging CpG 1018 adjuvant, our toll-like receptor 9 (“TLR9”) agonist, which is also used in our HEPLISAV-B product. Since the first half of 2021, we have announced multiple collaborations focused on COVID-19 and we continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines. All five of our vaccine development collaboration partners have received emergency use authorization and/or full approval in respective territories and countries around the world from an applicable regulatory authority as of June 30, 2023. There can be no assurance we will be successful in our efforts to help develop or supply adjuvanted COVID-19 vaccines or other vaccines over the long term.

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

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2023, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2022 to 2023		June 30,		2022 to 2023
Revenues:	2023	2022	$	%	2023	2022	$	%
HEPLISAV-B	$56,440	$32,680	$23,760	73%	$99,891	$53,490	$46,401	87%
CpG 1018 adjuvant	-	222,640	(222,640)	(100)%	-	314,157	(314,157)	(100)%
Total product revenue, net	56,440	255,320	(198,880)	(78)%	99,891	367,647	(267,756)	(73)%
Other revenue	3,809	1,144	2,665	233%	7,283	2,809	4,474	159%
Total revenues	$60,249	$256,464	$(196,215)	(77)%	$107,174	$370,456	$(263,282)	(71)%

HEPLISAV-B product revenue increased by $23.8 million and $46.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher volume driven by continued improvement in market share and utilization of adult vaccines related to the Advisory Committee on Immunization Practices ("ACIP") universal recommendation.

There was no CpG 1018 adjuvant product revenue for either of the three or six months ended June 30, 2023, as we have completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

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

Other revenue primarily includes revenue from our agreement with the DoD. We recognized $3.8 million and $7.3 million of revenue from our agreement with the DoD for the three and six months ended June 30, 2023, respectively. The increase was primarily driven by the commencement of the Phase 2 clinical trial in August 2022.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

Increase	Increase
Three Months Ended	(Decrease) from	Six Months Ended	(Decrease) from
June 30,	2022 to 2023	June 30,	2022 to 2023
Cost of Sales - Product	2023	2022	$	%	2023	2022	$	%
HEPLISAV-B	$13,537	$10,252	$3,285	32%	$28,249	$16,229	$12,020	74%
CpG 1018 adjuvant	-	73,117	(73,117)	(100)%	-	107,102	(107,102)	(100)%
Total cost of sales - product	$13,537	$83,369	$(69,832)	(84)%	$28,249	$123,331	$(95,082)	(77)%

HEPLISAV-B cost of sales-product increased by $3.3 million and $12.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase was primarily due to higher sales volume driven by continued improvement in HEPLISAV-B market share and utilization.

There was no CpG 1018 adjuvant cost of sales-product for each of the three and six months ended June 30, 2023, as we have completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

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

The following is a summary of our research and development expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2022 to 2023		June 30,		2022 to 2023
Program Expenses:	2023	2022	$	%	2023	2022	$	%
HEPLISAV-B development	$27	$866	$(839)	(97)%	$1,674	$2,105	$(431)	(20)%
CpG 1018 adjuvant development	368	562	(194)	(35)%	875	1,695	(820)	(48)%
Tdap	2,043	2,275	(232)	(10)%	3,671	3,840	(169)	(4)%
Shingles	4,401	2,855	1,546	54%	8,150	5,788	2,362	41%
Plague (1)	1,829	439	1,390	317%	3,474	1,191	2,283	192%
Other	1,436	677	759	112%	3,251	2,506	745	30%
Other research and development expenses:
Facility costs	641	552	89	16%	1,143	920	223	24%
Non-cash stock-based compensation	2,301	1,463	838	57%	4,413	2,739	1,674	61%
Total research and development	$13,046	$9,689	$3,357	35%	$26,651	$20,784	$5,867	28%

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

Research and development expenses increased by $3.4 million and $5.9 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

•
HEPLISAV-B development costs decreased due to lower clinical costs following the completion of the HEPLISAV-B dialysis study and lower other HEPLISAV-B related development costs. The first quarter of 2023 also included a $1.1 million expense related to an engineering run performed for product testing purposes.
•
CpG 1018 adjuvant development costs decreased as supply agreements were fulfilled across various vaccine platforms utilizing CpG 1018 adjuvant in 2022.
•
Tdap costs decreased as we completed the Phase 1 clinical trial in early 2023, offset by an increase in activities to support initiation of a human challenge study in 2024.
•
Shingles program costs increased due to activities supporting initiation of a Phase 1/2 study in early 2024.
•
Plague program costs increased compared to the previous year following our initiation of part 2 of the Phase 2 clinical trial in 2023.
•
Other program costs increased as we continue to invest in product candidates utilizing our CpG 1018 adjuvant through discovery efforts and through preclinical and clinical collaborations.
•
Non-cash stock-based compensation expense increased due to the need for increased headcount to support the advancement of our clinical vaccine programs.

As we continue to progress our clinical-stage pipeline, we expect research and development expenses to continue to represent a substantial portion of our expenses and to continue to increase in future years.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2022 to 2023		June 30,		2022 to 2023
Selling, General and Administrative:	2023	2022	$	%	2023	2022	$	%
Compensation and related personnel costs	$15,101	$12,929	$2,172	17%	$30,975	$26,110	$4,865	19%
Outside services	11,772	13,751	(1,979)	(14)%	22,605	23,817	(1,212)	(5)%
Legal costs	897	444	453	102%	1,601	1,152	449	39%
Facility costs	2,099	3,458	(1,359)	(39)%	4,400	6,248	(1,848)	(30)%
Non-cash stock-based compensation	7,202	5,597	1,605	29%	14,033	11,024	3,009	27%
Total selling, general and administrative	$37,071	$36,179	$892	2%	$73,614	$68,351	$5,263	8%

Selling, general and administrative expenses increased by $0.9 million and $5.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

•
Compensation and related personnel costs and non-cash stock-based compensation costs increased due to continued headcount and personnel investments in our general and administrative and field sales functions to support business growth and increased travel.
•
Outside services decreased as the prior periods included investments in commercial and marketing efforts related to the Centers for Disease Control and Prevention's ACIP universal recommendation and social media campaigns.
•
Legal costs increased due to ongoing general legal activities supporting our continued growth and intellectual property activities supporting our clinical-stage pipeline.

•
Facility costs decreased due to lower rent expense, as one of our leases expired in 2022, and lower depreciation expense related to furniture and fixtures fully depreciated in 2022.

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

In May 2022, we received payment of $1.0 million from TriSalus because it met a pre-commercialization milestone. In the second quarter of 2022, we recognized a gain on sale of SD-101 assets of $1.0 million in our condensed consolidated statements of operations.

Bad Debt Expense

We recorded $12.3 million of bad debt expense during the six months ended June 30, 2023 in connection with the allowance for doubtful accounts of $12.3 million recorded with respect to outstanding accounts receivable from Bio E and relating to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement. The allowance for doubtful accounts was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3, and Bio E's dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2022 to 2023		June 30,		2022 to 2023
	2023	2022	$	%	2023	2022	$	%
Interest income	$7,378	$765	$6,613	864%	$13,975	$1,026	$12,949	1,262%
Interest expense	$(1,688)	$(1,683)	$5	0%	$(3,374)	$(3,363)	$11	0%
Sublease income	$1,993	$2,025	$(32)	(2)%	$3,591	$3,634	$(43)	(1)%
Change in fair value of warrant liability	$-	$-	$-	-	$-	$1,801	$(1,801)	(100)%
Other	$(71)	$40	$111	(278)%	$(48)	$145	$(193)	(133)%

•
Interest income increased due to higher yields and balances in our marketable securities portfolio.
•
The change in the fair value of warrant liability resulted primarily from the warrants expiring in February 2022. There were no warrants outstanding as of June 30, 2023.

Income Taxes

For the three and six months ended June 30, 2023, we recorded a provision for income taxes of approximately $0.8 million and $1.4 million, respectively. Our effective tax rate was approximately (3.1)% and (5.7)% for the three and six months ended June 30, 2023, respectively. For each of the three and six months ended June 30, 2022, we recorded a provision for income taxes of approximately $0.6 million and our effective tax rate was approximately 0.4%. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the period ended June 30, 2022 and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2023, we had $681.5 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of June 30, 2023, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of June 30, 2023, CEPI-related net accounts receivable relating to Bio E totaled $1.0 million. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million as of June 30, 2023, respectively. As of June 30, 2023, the CEPI-related accrual relating to Clover may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement.

On April 26, 2023, we entered into the Bio E Amendment No. 3, and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. The CEPI-Bio E Assignment Agreement results in a remaining accounts receivable balance from Bio E of $1.0 million, net of the allowance for doubtful accounts of $12.3 million discussed above. Pursuant to the Bio E Amendment No. 3, we collected $13.5 million from Bio E and expect to collect the remaining $1.0 million in August 2023. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

As of June 30, 2023, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $3.4 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of June 30, 2023, we had approximately $120.0 million remaining under the 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and six months ended June 30, 2023, we recorded a net income (loss) of $3.4 million and $(20.9) million, respectively. For the three and six months ended June 30, 2022, we recorded a net income of $128.8 million and $161.6 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

During the six months ended June 30, 2023, we generated $55.7 million of cash from our operations, which consisted of a net loss of $20.9 million, a $29.7 million net increase from non-cash items, which included stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on marketable securities and bad debt expense, and approximately $46.9 million net cash increase from changes in operating assets and liabilities, which included a decrease of $42.4 million in accounts and other receivables, net. By comparison, during the six months ended June 30, 2022, we used $33.8 million of cash from our operations, which consisted of our net income of $161.6 million, a $17.5 million net increase from non-cash items, which included stock-based compensation, change in fair value of warrant liability, non-cash interest expense, depreciation and amortization, amortization of right-of-use assets and accretion of discount on marketable securities, and approximately $212.0 million net cash decrease from changes in operating assets and liabilities, which included $157.9 million decrease in deferred revenue, $22.6 million decrease in accrued liabilities and other liabilities, $105.2 million decrease in prepaid manufacturing, which converted into CpG 1018 adjuvant inventory during 2022, and $21.5 million decrease in CEPI accrual. Overall, cash provided by our operations during the six months ended June 30, 2023 increased by $89.5 million. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2023, net cash used in investing activities was $27.6 million compared to $164.0 million of cash used in investing activities for the six months ended June 30, 2022. Cash used in investing activities during the six months ended June 30, 2023 included $25.6 million of net purchases of marketable securities compared to $160.7 million of net purchases of marketable securities for the six months ended June 30, 2022.

During the six months ended June 30, 2023, net cash used in financing activities was $3.4 million. During the six months ended June 30, 2022, net cash provided by financing activities was $11.3 million. Cash used in financing activities for the six months ended June 30, 2023 included $5.8 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from share purchases under our employee stock purchase plan for $2.4 million combined. Cash provided by financing activities for the six months ended June 30, 2022 included net proceeds of $8.5 million from warrants exercised and $2.9 million proceeds from options exercised and stock purchases under our employee stock purchase plan.

Contractual Obligations

As of June 30, 2023, our material non-cancelable purchase commitments, for the supply of HEPLISAV-B totaled $38.3 million. As of June 30, 2023, we have no non-cancelable purchase and other commitments for the supply of CpG 1018 adjuvant within the next 12 months or beyond.

There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described herein as part of your evaluation of an investment in our securities:

•
HEPLISAV-B has been approved in the United States, the European Union and Great Britain and launched in the United States and Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
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
•
We are subject to ongoing United States Food and Drug Administration (“FDA”), EU and comparable foreign post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B. If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory agencies limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant revenues, if any.
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
•
We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S., the European Union and Great Britain, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
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

Risks Related to our Business and Capital Requirements

HEPLISAV-B has been approved in the United States, the European Union and Great Britain and launched in the United States and Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.*

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the United States and Germany. Successful commercialization of HEPLISAV-B in those countries or elsewhere will require significant resources and time, and there can be no certainty that we will succeed in these efforts. We have also received approval from the European Union and Great Britain for HEPLISAV-B. While our personnel are experienced with respect to marketing of healthcare products, because

HEPLISAV-B is our first marketed product, the potential uptake of the product through distribution, and the timing, trajectory, rate and sustainability for growth in sales is unpredictable, and we may not be successful in commercializing HEPLISAV-B in the long term. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment, our efforts may fail to overcome established competition at favorable pricing, or at all.

In 2021, we significantly expanded our field sales force. It will take time for this expanded team to generate significant sales momentum, if it does so at all. Although we have had some success growing and developing our field sales force following the launch of HEPLISAV-B, there is no guarantee that we will be able to generate sales at the same or improved rates going forward, if at all. In addition, retention of capable sales personnel may be more difficult for us compared to our competitors, as we focus on a single product offering. We must retain our sales force in order for HEPLISAV-B to maintain or expand its commercial presence.

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

As a result of the COVID-19 pandemic, many healthcare and contracting professionals at hospitals and other medical institutions with whom our field-based personnel interact began conducting a greater proportion of their working schedule from home. The increased electronic communication, as compared to in-person interactions, and the reduced quantity of interactions may impact the effectiveness of our sales personnel and our overall product sales of HEPLISAV-B. While in-person interactions have increased since the peak of the COVID-19 pandemic, any rise in new variants and related precautions could impact our and our collaborators’ customer procurement activities. In 2020, we implemented a mandatory work from home policy for employees who can perform their jobs offsite. With the rise of new variants and related precautions, our customers’ procurement activities and those of our collaborators could continue to be impacted which could negatively affect our overall product sales. It is possible that we may have to limit in-person engagement again the in future.

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

The occurrence and timing of any transfer of control of product sold to customers can also be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. As an example, any revenue we do receive from sales of our CpG 1018 adjuvant has been and will continue to be difficult to predict, if it materializes at all. We generally require customers to place orders for CpG 1018 adjuvant with at least six months lead time and to make an advance payment toward the finished order. Where we receive such advance payments, we record such payments as deferred revenue until we have delivered the adjuvant and met all criteria to recognize revenue. In accordance with our stated revenue policy, we recorded revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. During the six months ended June 30, 2023, we did not receive any advanced payments from any of our customers to purchase CpG 1018 adjuvant. Our COVID collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies for any past or future adjuvant orders, our ability to collect our own receivables may be adversely affected. To this end, as of June 30, 2023, we recorded an allowance for doubtful accounts of $12.3 million in connection with our accounts receivable balance due from Bio E, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to an amendment to the supply agreement with Bio E, and Bio E’s dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India. In April 2023, we entered into the CEPI-Bio E Assignment Agreement, which as of June 30, 2023, has resulted in an accounts receivable balance of $1.0 million (net of the allowance for doubtful accounts of $12.3 million) which we expect to collect in August 2023, and the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments.

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

We have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B, launch new products and/or significant sales of our CpG 1018 adjuvant do not resume.*

We have generated limited revenue from the sale of products and, prior to January 1, 2021, had incurred losses in each year since we commenced operations in 1996. While we recognized net income of $3.4 million for the three months ended June 30, 2023, we recognized net loss of $20.9 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $945.1 million.

With our investment in the launch and commercialization of HEPLISAV-B in the United States and Germany, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials in Tdap and shingles, and a Phase 2 clinical trial in plague in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline.

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

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient, or any, revenues and our business will be harmed.*

We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck, GlaxoSmithKline plc (“GSK”) and VBI Vaccines Inc. ("VBI"), and with vaccines from those companies as well as several additional established pharmaceutical companies who market abroad. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the United States, the European Union and Great Britain. Competition in European markets could affect our success or the success of our distributor in that market as well. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.

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

If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory agencies limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant future revenues, if any.*

Even if we obtain regulatory approval for our product candidates, such as our U.S., European Union and Great Britain approvals of HEPLISAV-B, and are able to commercialize them as we have with HEPLISAV-B, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

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

As our commercial business begins to expand in connection with commercial sales of HEPLISAV-B and CpG 1018 adjuvant, as applicable, the contracts we enter into with our customers will generally carry delivery obligations that require us to deliver product in certain quantities and meet certain quality thresholds, among other things, all within specified timeframes. If, for any reason, whether due to reliance on third-party manufacturers or otherwise, we are unable to deliver timely, compliant products to our customers in quantities that meet our contractual obligations, we could be subject to lost revenue, contractual penalties, suits for damages, harm to our reputation or other problems that could materially and adversely affect our business. To the extent we add new products in the future, these risks could be exacerbated by the added complexity of managing multiple product lines.

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

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of June 30, 2023, all five of our collaborators have received emergency use authorization and one of them has received full approval from an applicable regulatory authority for a vaccine for COVID-19 containing our adjuvant. Even with approvals being received by our collaborators, whether for emergency use or full authorization, their ability to deliver, sell and collect on receivables is not guaranteed. This could, in turn, impact our own ability to collect receivables.

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

We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell certain of our products or product candidates on commercially reasonable terms.*

In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price, as well as the availability of coverage and adequate reimbursement, from third-party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as we believe private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third-party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Reimbursement or pricing in jurisdictions outside the U.S. may be less favorable. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLISAV-B sufficient to achieve profitability, and future acceptance of such pricing.

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

The United Kingdom ("UK") and many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in European countries will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment ("HTA") of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU

Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products. For example, in March 2021, the UK introduced the Innovative Licensing and Access Pathways (“ILAP”) which brings together the MHRA, NICE, SMC and the All Wales Therapeutics and Toxicology Centre, to accelerate time to market for certain innovative products.

Legislators, policymakers and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

We are subject to ongoing FDA, EU and comparable foreign post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B.*

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction (“AMI”). This post-marketing study was initiated in August 2018 and concluded in November 2020. While the results of the study, announced in April 2021, provided that there was no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B, we may be required to conduct further studies on HEPLISAV-B or our other product candidates in the future. Also, we received data from the autoimmune portion of our observational study, and the data indicated no association between HEPLISAV-B and any of the studied autoimmune diseases. We are also conducting a pregnancy registry study to provide information on outcomes following pregnancy exposure to HEPLISAV-B. This study requires significant effort and resources, and failure to timely conduct and/or complete the study to the satisfaction of the FDA could result in withdrawal of our biologics license application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. As we advance our pipeline, similar studies may be required for other candidates. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or labels of any future products, if authorized, or expose additional safety concerns that may result in product liability and withdrawal of a product or products from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Similar post-marketing obligations and commitments exist in the European Union and the United Kingdom. For example, we are required to submit periodic safety update reports to the European Medicines Agency ("EMA") and the MHRA and to keep an up-to-date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPLISAV-B. In addition, in accordance with our EU marketing authorization for HEPLISAV-B, HEPLISAV-B is subject to additional monitoring, meaning that it is monitored more intensively than other medicinal products. We may have similar obligations for future products if and when approved. Non-compliance with European Union or United Kingdom requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.

In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements in the United States, the European Union and Great Britain. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”), good clinical practices (“GCP”), International Conference on Harmonization guidelines, and good laboratory practices (“GLP”). If we are not able to meet and maintain regulatory compliance for HEPLISAV-B or any future product, if authorized, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.

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

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.*

As of June 30, 2023, we had $681.5 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. While we recorded net income of $3.4 million for the three months ended June 30, 2023, we recorded net loss of $20.9 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $945.1 million. We cannot be certain that sales of our products, and the revenue from our other activities will sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that restrict our operations.

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

As we plan for the broader commercialization of our HEPLISAV-B vaccine and for the requisite capacity to manufacture our CpG 1018 adjuvant, our financial commitments for manufacturing and supply capacity might outpace actual demand for our products.*

As we manage our production capabilities for HEPLISAV-B and CpG 1018 adjuvant to support recent market share gains and other initiatives, we have been, and in the future will be, required to make significant financial commitments at our contract manufacturing organizations (“CMOs”), including minimum purchase commitments and prepayments of purchase orders to facilitate the procurement of raw materials and the incurrence of various manufacturing costs. Because of minimum or advance purchase commitments and uncertainty about the expected demand for HEPLISAV-B or CpG 1018 adjuvant, the financial commitments we make to our CMOs to support manufacturing may not be recovered in their entirety, or at all, if our customers do not ultimately purchase from us at expected volumes, or other concessions are made by us. As a result, we could end up making financial commitments that we never recover if demand for HEPLISAV-B or CpG 1018 adjuvant does not materialize in the volumes we are expecting or at all. This may require us to record certain charges or write-offs in one or more fiscal periods, which in turn could result in significant, unexpected fluctuations in our quarterly and annual operating results, and potentially have a material adverse effect on our results of operations, and financial condition.

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

As a result of the foregoing, we could end up making financial commitments that we never recover if demand for our products do not materialize in the volumes we are expecting, or at all. This may require us to record certain charges or write-offs in one or more fiscal periods, which in turn could result in significant, unexpected fluctuations in our quarterly and annual operating results, and potentially have a material adverse effect on our results of operations, and financial condition. For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, in 2022, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $13.5 million from Bio E and (iii) there is an accounts receivable balance of $1.0 million (net of allowance for doubtful accounts of $12.3 million) as of June 30, 2023, which we expect to collect in August 2023, and we booked the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future.

We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S., the European Union and Great Britain, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.*

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets in or outside of the U.S., the European Union and Great Britain. Developing, seeking regulatory approval for and marketing our product candidates outside of the U.S., the European Union and Great Britain in new jurisdictions where we don't currently have approval could impose substantial costs, impose burdens on our personnel, and divert management’s attention from domestic operations. International operations are subject to risk, including:

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
•
regional and geopolitical risks.

In the event that we determine to pursue commercialization of HEPLISAV-B outside the United States, the European Union and Great Britain, our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, there is the risk that we may not receive approval in one or more jurisdictions, even if we undertake these efforts.

The results of clinical trials conducted to support regulatory approval in one or more jurisdictions, and any failure or delay in obtaining regulatory approval in one or more jurisdictions, may have a negative effect on the regulatory approval process in other jurisdictions, including our existing regulatory approval in the United States, the European Union and Great Britain. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates, which would impair our ability to generate revenues.

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

In the ordinary course of business, we may transfer personal data from the EEA and other jurisdictions to the United States or other countries. We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of June 30, 2023, we had approximately $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

From January 1 through June 30, 2023, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

From January 1 through June 30, 2023, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
David Novack, President and Chief Operating Officer	Adoption	May 5, 2023	X		191,000 shares of common stock underlying stock options		February 6, 2024, unless earlier terminated by Mr. Novack, or on the first date on which all trades under Mr. Novack’s plan have been executed or are expired

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.4	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1^	Amendment No. 3 to Supply Agreement, dated effective as of April 26, 2023, by and between Company and Biological E. Limited					X
10.2^	Waiver and Second Amendment to Agreement, dated effective as of April 27, 2023, by and between Company and Coalition for Epidemic Preparedness Innovations					X
10.3+	Form of Management Continuity and Severance Agreement between Company and certain of its executive officers					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract, compensatory plan or arrangement.
^

Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Company has determined that the information is both not material and is the type that the

Company treats as private or confidential.

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 3, 2023	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2023	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller, Chief Accounting Officer
(Principal Accounting Officer)