Form 10-Q
period 2023-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2023-11-02
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, the registrant had outstanding 129,260,850 shares of common stock.

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate for COVID-19 that stem from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, our ability to advance our other product candidates, such as our Tdap, shingles and plague programs, and to otherwise develop and expand our clinical research pipeline, meet regulatory requirements, including post-marketing obligations and commitments, impact of COVID-19 on our business or operations, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs (including our ability to collect on accounts receivables), as well as our plans, objectives, strategies, expectations and intentions. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$154,511	$202,004
Marketable securities available-for-sale	565,905	422,391
Accounts receivables, net of allowance for doubtful accounts of $12,313 and $0 at September 30, 2023 and December 31, 2022, respectively	46,347	145,130
Other receivables	519	2,385
Inventories	49,412	59,446
Prepaid expenses and other current assets	18,972	85,629
Total current assets	835,666	916,985
Property and equipment, net	36,183	37,596
Operating lease right-of-use assets	24,949	25,745
Goodwill	1,981	2,006
Other assets	74,154	3,518
Total assets	$972,933	$985,850
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,120	$3,211
Accrued research and development	3,290	4,775
CEPI accrual (Note 6)	-	107,738
Accrued liabilities	43,462	30,719
Other current liabilities	4,392	3,631
Total current liabilities	54,264	150,074
Convertible Notes, net of debt discount of $3,085 and $3,922 at September 30, 2023 and December 31, 2022, respectively (Note 7)	222,415	221,578
Long-term portion of lease liabilities	30,680	32,801
CEPI accrual long-term (Note 6)	60,337	-
Other long-term liabilities	321	384
Total liabilities	368,017	404,837
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized at September 30, 2023 and December 31, 2022; zero shares outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common stock: $0.001 par value; 278,000 shares authorized at September 30, 2023 and December 31, 2022; 129,195 shares and 127,604 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	129	128
Additional paid-in capital	1,541,549	1,510,518
Accumulated other comprehensive loss	(5,959)	(5,438)
Accumulated deficit	(930,803)	(924,195)
Total stockholders’ equity	604,916	581,013
Total liabilities and stockholders’ equity	$972,933	$985,850

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$62,318	$163,815	$162,209	$531,462
Other revenue	7,196	3,920	14,479	6,729
Total revenues	69,514	167,735	176,688	538,191
Operating expenses:
Cost of sales - product	13,229	61,334	41,478	184,665
Research and development	14,116	12,962	40,767	33,746
Selling, general and administrative	38,053	32,042	111,667	100,393
Gain on sale of assets (Note 5)	(1,000)	-	(1,000)	(1,000)
Bad debt expense	-	-	12,313	-
Total operating expenses	64,398	106,338	205,225	317,804
Income (loss) from operations	5,116	61,397	(28,537)	220,387
Other income (expense):
Interest income	8,462	2,562	22,437	3,588
Interest expense	(1,691)	(1,685)	(5,065)	(5,048)
Sublease income	1,993	2,026	5,584	5,660
Change in fair value of warrant liability (Note 10)	-	-	-	1,801
Other	266	(208)	218	(63)
Net income (loss) before income taxes	14,146	64,092	(5,363)	226,325
Benefit from (provision for) income taxes	147	(283)	(1,245)	(902)
Net income (loss)	$14,293	$63,809	$(6,608)	$225,423
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$0.50	$(0.05)	$1.79
Diluted	$0.10	$0.43	$(0.05)	$1.51
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	128,988	127,062	128,515	125,997
Diluted	154,196	151,538	128,515	150,433

See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$14,293	$63,809	$(6,608)	$225,423
Other comprehensive income (loss), net of tax:
Change in unrealized loss on marketable securities available- for-sale	426	(395)	(105)	(2,296)
Cumulative foreign currency translation adjustments	(1,013)	(2,307)	(416)	(4,700)
Total other comprehensive loss	(587)	(2,702)	(521)	(6,996)
Total comprehensive income (loss)	$13,706	$61,107	$(7,129)	$218,427

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended September 30, 2023	Shares	Par Amount	Shares	Par Amount	Capital	(Loss)	Deficit	Equity
Balances at June 30, 2023	128,779	$129	-	$-	$1,527,544	$(5,372)	$(945,096)	$577,205
Issuance of common stock upon exercise of stock options	312	-	-	-	2,722	-	-	2,722
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	24	-	-	-	(162)	-	-	(162)
Issuance of common stock under Employee Stock Purchase Plan	80	-	-	-	758	-	-	758
Stock compensation expense	-	-	-	-	10,687	-	-	10,687
Total other comprehensive loss	-	-	-	-	-	(587)	-	(587)
Net income	-	-	-	-	-	-	14,293	14,293
Balances at September 30, 2023	129,195	$129	-	$-	$1,541,549	$(5,959)	$(930,803)	$604,916

Nine Months Ended September 30, 2023
Balances at December 31, 2022	127,604	$128	-	$-	$1,510,518	$(5,438)	$(924,195)	$581,013
Issuance of common stock upon exercise of stock options	556	-	-	-	4,339	-	-	4,339
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	874	1	-	-	(6,126)	-	-	(6,125)
Issuance of common stock under Employee Stock Purchase Plan	161	-	-	-	1,535	-	-	1,535
Stock compensation expense	-	-	-	-	31,283	-	-	31,283
Total other comprehensive income	-	-	-	-	-	(521)	-	(521)
Net loss	-	-	-	-	-	-	(6,608)	(6,608)
Balances at September 30, 2023	129,195	$129	-	$-	$1,541,549	$(5,959)	$(930,803)	$604,916

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
Three Months Ended September 30, 2022	Shares	Par Amount	Shares	Par Amount	Capital	(Loss)	Deficit	Equity
Balances at June 30, 2022	126,439	$126	-	$-	$1,484,970	$(6,560)	$(1,055,737)	$422,799
Issuance of common stock upon exercise of stock options	884	1	-	-	7,336	-	-	7,337
Issuance of common stock upon release of restricted stock awards	186	-	-	-	-	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	72	-	-	-	720	-	-	720
Stock compensation expense	-	-	-	-	8,613	-	-	8,613
Total other comprehensive loss	-	-	-	-	-	(2,702)	-	(2,702)
Net income	-	-	-	-	-	-	63,809	63,809
Balances at September 30, 2022	127,581	$127	-	$-	$1,501,639	$(9,262)	$(991,928)	$500,576

Nine Months Ended September 30, 2022
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Issuance of common stock upon exercise of stock options	1,171	1	-	-	9,486	-	-	9,487
Issuance of common stock upon release of restricted stock awards	1,432	1	-	-	(1)	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	154	-	-	-	1,430	-	-	1,430
Stock compensation expense	-	-	-	-	24,188	-	-	24,188
Total other comprehensive loss	-	-	-	-	-	(6,996)	-	(6,996)
Net income	-	-	-	-	-	-	225,423	225,423
Balances at September 30, 2022	127,581	$127	-	$-	$1,501,639	$(9,262)	$(991,928)	$500,576

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net (loss) income	$(6,608)	$225,423
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,228	2,975
Amortization of right-of-use assets and loss on disposal of property and equipment	2,090	2,244
Accretion of discounts on marketable securities	(11,313)	(1,969)
Change in fair value of warrant liability (Note 10)	-	(1,801)
Stock-based compensation expense	31,283	24,188
Bad debt expense (Note 6)	12,313	-
Non-cash interest expense	2,246	2,222
Inventory write-off	-	14,485
Gain on sale of assets (Note 5)	(1,000)	(1,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	40,935	698
Inventories	9,435	(55,759)
Prepaid manufacturing	-	146,928
Prepaid expenses and other current assets	(4,650)	(26,240)
Other assets	730	61
Accounts payable	(612)	301
CEPI accrual (Note 6)	-	(21,110)
Lease liabilities	(2,635)	(2,366)
Deferred revenue	-	(262,469)
Accrued liabilities and other liabilities	11,355	(19,043)
Net cash provided by operating activities	86,797	27,768
Investing activities
Purchases of marketable securities	(484,040)	(514,676)
Proceeds from maturities of marketable securities	351,735	236,200
Purchases of property and equipment, net	(2,381)	(5,552)
Proceeds from sale of assets	1,000	1,000
Net cash used in investing activities	(133,686)	(283,028)
Financing activities
Proceeds from warrants exercises	-	8,455
Proceeds from exercise of stock options and/or release of restricted stock awards, net	4,339	9,487
Proceeds from Employee Stock Purchase Plan	1,535	1,430
Payments for taxes related to net share settlement of RSUs	(6,264)	-
Net cash (used in) provided by financing activities	(390)	19,372
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(155)	(1,755)
Net decrease in cash and cash equivalents, and restricted cash	(47,434)	(237,643)
Cash and cash equivalents, and restricted cash at beginning of period	202,211	436,408
Cash and cash equivalents, and restricted cash at end of period	$154,777	$198,765
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$1,413	$788
Cash paid during the period for interest	$2,819	$2,819
Reclassification of contract asset from other current assets to other assets	$71,307	$-
Reclassification of CEPI accrual to CEPI accrual long-term	$(60,337)	$-
Advance Payments forgiven per CEPI-Bio E Assignment Agreement (Note 6)	$(47,401)	$-
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$704	$973
Right-of-use assets obtained in exchange of operating lease liabilities	$1,332	$2,475

See accompanying notes.

Dynavax Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) is a commercial stage biopharmaceutical company developing and commercializing innovative vaccines to help protect the world against infectious diseases. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved in the United States, the European Union and Great Britain for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018®, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. As of September 30, 2023, we have satisfied all delivery obligations under these global commercial supply agreements.

We are also advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials for Tdap and shingles, and a Phase 2 clinical trial and studies for plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD"). Additionally, we are working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and through preclinical and clinical collaborations with third-party research organizations.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during each of the three and nine months ended September 30, 2023.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets
Money market funds	$131,837	$-	$-	$131,837
U.S. treasuries	-	51,589	-	51,589
U.S. government agency securities	-	189,312	-	189,312
Corporate debt securities	-	325,756	-	325,756
Total assets	$131,837	$566,657	$-	$698,494

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets
Money market funds	$172,418	$-	$-	$172,418
U.S. treasuries	-	42,308	-	42,308
U.S. government agency securities	-	88,032	-	88,032
Corporate debt securities	-	292,051	-	292,051
Total assets	$172,418	$422,391	$-	$594,809

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

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$154,511	$202,004	$198,576	$436,189
Restricted cash (1)	266	207	189	219
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$154,777	$202,211	$198,765	$436,408

(1) Restricted cash is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our facility leases (see Note 5).

Cash and cash equivalents and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2023
Cash and cash equivalents:
Cash	$21,922	$-	$-	$21,922
Money market funds	131,837	-	-	131,837
Corporate debt securities	752	-	-	752
Total cash and cash equivalents	154,511	-	-	154,511
Marketable securities available-for-sale:
U.S. treasuries	51,734	-	(145)	51,589
U.S. government agency securities	190,323	-	(1,011)	189,312
Corporate debt securities	325,360	6	(362)	325,004
Total marketable securities available-for-sale	567,417	6	(1,518)	565,905
Total cash and cash equivalents, and marketable securities	$721,928	$6	$(1,518)	$720,416
December 31, 2022
Cash and cash equivalents:
Cash	$29,586	$-	$-	$29,586
Money market funds	172,418	-	-	172,418
Total cash and cash equivalents	202,004	-	-	202,004
Marketable securities available-for-sale:
U.S. treasuries	42,502	-	(194)	42,308
U.S. government agency securities	88,429	-	(397)	88,032
Corporate debt securities	292,865	12	(826)	292,051
Total marketable securities available-for-sale	423,796	12	(1,417)	422,391
Total cash and cash equivalents, and marketable securities	$625,800	$12	$(1,417)	$624,395

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2023
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$494,498	$493,376
Mature after one year through two years	72,919	72,529
	$567,417	$565,905

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

There were no realized gains or losses from the sale of marketable securities during each of the three and nine months ended September 30, 2023 and 2022. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During each of the three and nine months ended September 30, 2023, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of September 30, 2023. As such, there have been no declines in fair value that have been identified as a credit-related impairment.

4. Inventories

The following table presents inventories (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$27,469	$25,517
Work-in-process	17,515	23,934
Finished goods	4,428	9,995
Total	$49,412	$59,446

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

We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income for the three and nine months ended September 30, 2023 was $2.0 million and $5.6 million, respectively. Sublease income for the three and nine months ended September 30, 2022 was $2.0 million and $5.7 million, respectively. Sublease income is included in other income (expense) in our condensed consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$1,392	$1,377	$4,172	$4,851

Cash paid for amounts included in the measurement of lease liabilities for each of the nine months ended September 30, 2023 and 2022 was $5.3 million and $5.1 million, respectively, and were included in change in lease liabilities in our condensed consolidated statements of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,390	$3,631
Long-term portion of lease liabilities	30,680	32,801
Total operating lease liabilities	$35,070	$36,432

As of September 30, 2023, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2023 (remaining)	$1,405	$1,873
2024	5,684	7,579
2025	5,854	6,954
2026	6,030	6,096
2027	6,211	6,026
Thereafter	21,500	21,171
Total	$46,684	49,699
Less:
Present value adjustment		(14,629)
Total		$35,070

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	6.8 years	7.6 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of September 30, 2023 and December 31, 2022, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $39.8 million and $43.4 million, respectively.

On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). As of September 30, 2023, we have not placed any manufacturing orders under the Avecia Supply Agreement. As of September 30, 2023 and December 31, 2022, we have no non-cancelable purchase and other commitments for the supply of CpG 1018 adjuvant.

As of September 30, 2023, the aggregate principal amount of our convertible senior notes ("Convertible Notes") was $225.5 million, excluding debt discount of $3.1 million (see Note 7).

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through September 30, 2023 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of September 30, 2023.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021, May 2022 and September 2023, we received $1.0 million from TriSalus because it met pre-commercialization milestones. We recorded the proceeds as gain on sale of assets in our condensed consolidated statements of operations. We paid Holdings $0.5 million in each of September 2021, May 2022 and October 2023. We included the payments in selling, general and administrative expenses in our condensed consolidated statements of operations. A liability of $0.5 million has been recorded under this agreement as of September 30, 2023 in relation to our payment to Holdings in October 2023.

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

Through September 30, 2023, we received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed above). As of September 30, 2023, remaining Advance Payments totaling $60.3 million in CEPI accrual long-term were reflected in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). As of December 31, 2022, we recorded Advance Payments of $107.7 million included in CEPI accrual. There were no deferred revenue balances related to the CEPI Agreement as of September 30, 2023 and December 31, 2022.

Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited

In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (together with subsequent amendments, the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of September 30, 2023, we had satisfied all delivery obligations thereunder.

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

The contract asset of $71.3 million relating to Clover was included in other current assets as of December 31, 2022. The contract asset was subsequently reclassified to other assets (long term) and remains classified in other assets (long term) as of September 30,

2023. The contract asset was reclassified to other assets (long term) to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product.

Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of September 30, 2023. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of September 30, 2023 and December 31, 2022. We did not recognize CpG 1018 adjuvant net product revenue from Clover for each of the three and nine months ended September 30, 2023. We recognized CpG 1018 adjuvant product revenue, net of $87.5 million and $201.1 million, respectively, for each of the three and nine months ended September 30, 2022.

Biological E. Limited

In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and in October 2022, we entered into amendments to the Bio E Supply Agreement (the “Bio E Amendment No. 1” and the “Bio E Amendment No. 2,” together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts from Bio E from the Government of India in connection with their advance purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of September 30, 2023, we had satisfied all delivery obligations thereunder.

As of September 30, 2023, we had no accounts receivable balance from Bio E. During the first quarter of 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of September 30, 2023, the CEPI-Bio E Assignment Agreement resulted in: (i) no accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

We did not recognize CpG 1018 adjuvant net product revenue from Bio E for each of the three and nine months ended September 30, 2023. We recognized CpG 1018 adjuvant net product revenue of $27.6 million and $146.0 million for the three and nine months ended September 30, 2022, respectively.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we are conducting a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. In July 2023, we executed a contract modification with the DoD to support advancement into a nonhuman primate challenge study, with the agreement now totaling $33.7 million through 2025. For the three and nine months ended September 30, 2023, we recognized revenue of $7.2 million and $14.5 million, respectively, which is included in other revenue in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, we recognized revenue of $3.9 million and $6.6 million, respectively.

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

On October 1, 2023, the conditional conversion feature of the Convertible Notes was triggered as the last reported sale price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on September 30, 2023 (the last trading day of the immediately preceding fiscal quarter), and therefore the Convertible Notes are currently convertible, in whole or in part, at the option of the holders between October 1, 2023 through December 31, 2023. Whether the Convertible Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of November 2, 2023, we had not received any conversion notices. Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of September 30, 2023.

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

We accounted for the Convertible Notes as a single liability in accordance with ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). As of September 30, 2023, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $3.1 million as a long-term liability on the condensed consolidated balance sheets. As of September 30, 2023, the fair value of the Convertible Notes was $344.8 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stated coupon interest	$1,409	$1,409	$4,227	$4,228
Amortization of debt issuance cost	282	273	838	812
Total interest expense	$1,691	$1,682	$5,065	$5,040

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

8. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$62,318	$-	$62,318	$37,508	$-	$37,508
CpG 1018 adjuvant	-	-	-	-	126,307	126,307
Total product revenue, net	$62,318	$-	$62,318	$37,508	$126,307	$163,815
Other revenue	7,196	-	7,196	3,877	43	3,920
Total revenues	$69,514	$-	$69,514	$41,385	$126,350	$167,735

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$162,209	$-	$162,209	$90,057	$941	$90,998
CpG 1018 adjuvant	-	-	-	-	440,464	440,464
Total product revenue, net	$162,209	$-	$162,209	$90,057	$441,405	$531,462
Other revenue	14,479	-	14,479	6,566	163	6,729
Total revenues	$176,688	$-	$176,688	$96,623	$441,568	$538,191

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

The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Largest customer	27%	23%	25%	20%
Second largest customer	25%	19%	24%	18%
Third largest customer	18%	18%	17%	17%

The following table summarizes CpG 1018 adjuvant product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 adjuvant net product revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Largest collaboration partner	0%	69%	0%	46%
Second largest collaboration partner	0%	22%	0%	33%
Third largest collaboration partner	0%	9%	0%	15%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the nine months ended September 30, 2023 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments related to prior periods	Balance at End of Period
Nine months ended September 30, 2023:
Accounts receivable reserves (1)	$8,179	$42,949	$(40,186)	$(2,629)	$8,313
Revenue reserve accruals (2)	$10,552	$34,848	$(27,528)	$2,297	$20,169

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

	Balance at Beginning of Period	Additions	Subtractions	Reclassification (1)	Balance at End of Period
Nine months ended September 30, 2023:
Contract asset, included in other current assets (2)	$71,965	$14,396	$(13,175)	$(71,307)	$1,879
Contract asset, included in other assets (long term)	$-	$-	$-	$71,307	$71,307

(1)
The Clover contract asset was reclassified to long term assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. See Note 6 for further discussion.
(2)
The $1.9 million of contract asset is derived from our agreement with the DoD.

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

The numerators and denominators of the basic net income (loss) and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$14,293	$63,809	$(6,608)	$225,423
Less: undistributed earnings allocated to participating securities	-	-	-	(291)
Net income (loss) attributable to common stockholders, basic	14,293	63,809	(6,608)	225,132
Add: undistributed earnings allocated to participating securities	-	-	-	291
Less: removal of change in fair value of warrant liability	-	-	-	(1,801)
Add: interest expense on convertible notes	1,268	1,262	-	3,780
Net income (loss) attributable to common stockholders, diluted	$15,561	$65,071	$(6,608)	$227,402
Denominator
Weighted average common stock outstanding, basic	128,988	127,062	128,515	125,997
Effect of dilutive shares:
Stock-based compensation plans	3,665	2,933	-	2,784
Dilutive warrants	-	-	-	109
Convertible Notes (as converted to common stock)	21,543	21,543	-	21,543
Weighted average common stock outstanding, diluted	154,196	151,538	128,515	150,433

The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Outstanding securities not included in diluted net income (loss) per share calculation:
Stock options and stock awards	5,605	5,214	15,304	7,417
Convertible Notes (as converted to common stock)	-	-	21,543	-
Total	5,605	5,214	36,847	7,417

10. Common Stock and Warrants

Common Stock

As of September 30, 2023, there were 129,194,842 shares of our common stock outstanding.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of September 30, 2023, we had approximately $120.0 million remaining under the 2020 ATM Agreement.

Warrants

During the nine months ended September 30, 2022, all of the 1,882,600 outstanding warrants as of December 31, 2021 were exercised or expired, resulting in cash proceeds totaling $8.5 million. During the nine months ended September 30, 2022, we recognized the decrease in the estimated fair value of warrant liability of $1.8 million as income in other income (expense) in our condensed consolidated statements of operations.

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

In May 2022, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 15,000,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP will not exceed 32,600,000 shares of common stock. As of September 30, 2023, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans.

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the Board of Directors. As of September 30, 2023, there were 9,659,145 shares of common stock reserved for issuance under the Amended 2018 EIP.

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

Stock Options

The following table summarizes the activity of stock options for the nine months ended September 30, 2023:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	9,339	$10.70	4.61	$16,291
Options granted	1,968	11.14
Options exercised	(556)	7.80
Options cancelled:
Options forfeited (unvested)	(83)	10.96
Options expired (vested)	(260)	21.42
Balance as of September 30, 2023	10,408	$10.66	4.38	$46,599
Vested and expected to vest as of September 30, 2023	10,211	$10.65	4.35	$45,949
Exercisable as of September 30, 2023	6,843	$10.17	3.64	$34,772

Restricted Stock Units

The following table summarizes the activity of RSUs for the nine months ended September 30, 2023:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2022	3,479	$11.00
Granted	2,497	11.16
Vested (1)	(1,456)	10.08
Forfeited	(218)	11.49
Non-vested as of September 30, 2023	4,302	$11.38

(1) Inclusive of approximately 582,838 RSUs for the nine months ended September 30, 2023, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Market-based Performance Stock Units

We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the nine months ended September 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2022	193	$11.62
Granted	364	18.25
Non-vested as of September 30, 2023	557	$15.95

Performance-based Options

As of September 30, 2023, approximately 36,000 shares underlying performance-based options were outstanding.

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

	Stock Options		Stock Options		Market-Based Performance Stock Units (“PSUs”)
	Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Weighted-average fair value per share	$8.61	$-	$7.30	$7.97	$18.25	$11.62
Risk-free interest rate	4.2%	-	4.0%	2.01%	4.3%	1.7%
Expected life (in years)	4.5	-	4.5	4.5	2.9	2.9
Volatility	0.8	-	0.8	0.8	0.9	0.9

Stock-based Compensation

Compensation expense is based on awards ultimately expected to vest and reflects estimated forfeitures. For equity awards with time-based vesting, the fair value is amortized to expense on a straight-line basis over the vesting periods.

We have also granted performance-based equity awards to certain of our employees. For equity awards with performance-based vesting criteria, the fair value is amortized to expense when the achievement of the vesting criteria becomes probable. We recognized $0.7 million and $1.8 million of stock-based compensation expense for PSUs during the three and nine months ended September 30,

2023, respectively. We recognized $0.2 million and $0.6 million of stock-based compensation expense for PSUs during the three and nine months ended September 30, 2022, respectively.

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$2,339	$1,532	$6,752	$4,271
Selling, general and administrative	7,320	6,019	21,353	17,043
Cost of sales - product	369	323	1,463	626
Inventories	659	739	1,715	2,248
Total	$10,687	$8,613	$31,283	$24,188

12. Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three months ended September 30, 2023, we recorded an income tax benefit of approximately $(0.1) million. For the nine months ended September 30, 2023, we recorded a provision for income taxes of approximately $1.2 million. Our effective tax rate was approximately (1.0)% and (22.9)% for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $0.3 million and $0.9 million, respectively. Our effective tax rate was approximately 0.4% for the nine months ended September 30, 2022. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

We have historically recorded our interim period provision for income taxes by applying our forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items. However, due to the level of forecasted provision for income taxes relative to the forecasted income used in computing the effective tax rate, the effective tax rate is highly sensitive to fluctuations in income and does not provide a reliable estimate for income taxes in the interim period. As such, we have computed our provision for income taxes for the three and nine months ended September 30, 2023 using an actual year-to-date tax calculation. We plan to revert back to applying our forecasted annual effective tax rate to year-to-date earnings and adjusting for discrete items once that method produces more reliable results.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not". Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of September 30, 2023, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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

Overview

We are a commercial stage biopharmaceutical company developing and commercializing innovative vaccines to help protect the world against infectious diseases. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], is approved in the United States, the European Union and Great Britain for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. We also manufacture and sell CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, and have established a portfolio of global commercial supply agreements in the development of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. As of September 30, 2023, we have satisfied all delivery obligations under these global commercial supply agreements.

We are also advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials for Tdap and shingles, and a Phase 2 clinical trial and studies for plague in collaboration with and fully funded by the U.S. Department of Defense ("DoD"). Additionally, we are working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and through preclinical and clinical collaborations with third-party research organizations.

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

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the three and nine months ended September 30, 2023, HEPLISAV-B product revenue, net was $62.3 million and $162.2 million, respectively.

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

Through September 30, 2023, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed below). As of September 30, 2023, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). As of December 31, 2022, we recorded Advance Payments of $107.7 million included in CEPI accrual. There were no deferred revenue balances related to the CEPI Agreement as of September 30, 2023 and December 31, 2022.

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

In June 2021, we entered into an agreement (together with subsequent amendments, the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, SCB-2019. Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of September 30, 2023, we had satisfied all delivery obligations thereunder.

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

Approximately $71.3 million relating to future amounts receivable representing a contract asset from Clover in connection with the CEPI Agreement are classified as other assets (long term) as of September 30, 2023. The classification as long term reflects the timing of expected utilization of CpG 1018 adjuvant for Clover Product expected to be sold under the CEPI Agreement. Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of September 30, 2023. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of September 30, 2023 and December 31, 2022. We did not recognize CpG 1018 adjuvant net product revenue from Clover for either of the three or nine months ended September 30, 2023. We recognized CpG 1018 adjuvant product revenue, net of $87.5 million and $201.1 million for the three and nine months ended September 30, 2022, respectively.

In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E previously committed to purchase specified quantities of CpG 1018 adjuvant at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and October 2022, we entered into two amendments to the Bio E Supply Agreement (the “Bio E Amendment No. 1” and the “Bio E Amendment No. 2,” respectively, together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts from Bio E from the Government of India in connection with their advance purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of September 30, 2023, we had satisfied all delivery obligations thereunder.

As of September 30, 2023, we had no accounts receivable balance from Bio E. During the first quarter of 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of September 30, 2023, the CEPI-Bio E Assignment Agreement resulted in: (i) no accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

We did not recognize CpG 1018 adjuvant net product revenue from Bio E for each of the three and nine months ended September 30, 2023. We recognized CpG 1018 adjuvant net product revenue of $27.6 million and $146.0 million for the three and nine months ended September 30, 2022, respectively.

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

The Convertible Notes are eligible for optional conversion during the fourth quarter of fiscal 2023. As of November 2, 2023, we had not received any conversion notices.

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

We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2023, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2022 to 2023		September 30,		2022 to 2023
Revenues:	2023	2022	$	%	2023	2022	$	%
HEPLISAV-B	$62,318	$37,508	$24,810	66%	$162,209	$90,998	$71,211	78%
CpG 1018 adjuvant	-	126,307	(126,307)	(100)%	-	440,464	(440,464)	(100)%
Total product revenue, net	62,318	163,815	(101,497)	(62)%	162,209	531,462	(369,253)	(69)%
Other revenue	7,196	3,920	3,276	84%	14,479	6,729	7,750	115%
Total revenues	$69,514	$167,735	$(98,221)	(59)%	$176,688	$538,191	$(361,503)	(67)%

HEPLISAV-B product revenue increased by $24.8 million and $71.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher volume driven by continued improvement in market share, particularly in the integrated delivery networks and retail segments, and growth in the U.S. hepatitis-B vaccine market related to the Advisory Committee on Immunization Practices ("ACIP") universal recommendation.

There was no CpG 1018 adjuvant product revenue for either of the three or nine months ended September 30, 2023, as we have completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

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

Other revenue primarily includes revenue from our agreement with the DoD. We recognized $7.2 million and $14.5 million of revenue from our agreement with the DoD for the three and nine months ended September 30, 2023, respectively. The increase was primarily driven by the advancement into a nonhuman primate challenge study initiated in August 2023.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

Increase	Increase
Three Months Ended	(Decrease) from	Nine Months Ended	(Decrease) from
September 30,	2022 to 2023	September 30,	2022 to 2023
Cost of Sales - Product	2023	2022	$	%	2023	2022	$	%
HEPLISAV-B	$13,229	$11,511	$1,718	15%	$41,478	$27,740	$13,738	50%
CpG 1018 adjuvant	-	49,823	(49,823)	(100)%	-	156,925	(156,925)	(100)%
Total cost of sales - product	$13,229	$61,334	$(48,105)	(78)%	$41,478	$184,665	$(143,187)	(78)%

HEPLISAV-B cost of sales-product increased by $1.7 million and $13.7 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase was primarily due to higher sales volume driven by continued improvement in HEPLISAV-B market share, offset by lower per-unit manufacturing costs as the result of previous process improvements.

There was no CpG 1018 adjuvant cost of sales-product for each of the three and nine months ended September 30, 2023, as we have completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

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

The following is a summary of our research and development expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2022 to 2023		September 30,		2022 to 2023
Program Expenses:	2023	2022	$	%	2023	2022	$	%
HEPLISAV-B development	$403	$959	$(556)	(58)%	$2,077	$3,064	$(987)	(32)%
CpG 1018 adjuvant development	385	487	(102)	(21)%	1,260	2,182	(922)	(42)%
Tdap	1,575	2,902	(1,327)	(46)%	5,246	6,742	(1,496)	(22)%
Shingles	3,180	3,549	(369)	(10)%	11,330	9,337	1,993	21%
Plague (1)	3,393	1,834	1,559	85%	6,867	3,025	3,842	127%
Other	2,234	1,187	1,047	88%	5,485	3,693	1,792	49%
Other research and development expenses:
Facility costs	607	512	95	19%	1,750	1,432	318	22%
Non-cash stock-based compensation	2,339	1,532	807	53%	6,752	4,271	2,481	58%
Total research and development	$14,116	$12,962	$1,154	9%	$40,767	$33,746	$7,021	21%

(1) In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018. Under the agreement, we are conducting a Phase 2 clinical trial and studies combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We are being fully reimbursed by the DoD for the costs of this study, which is recorded in other revenue in our condensed consolidated statements of operations.

Research and development expenses increased by $1.2 million and $7.0 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

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
•
Tdap costs decreased as we completed the Phase 1 clinical trial in early 2023, offset by an increase in activities to support initiation of a human challenge study expected in 2024.
•
Shingles program costs increased as we completed activities related to the Phase 1 clinical trial, including presentation of study results at a medical conference in June 2023, and due to trial start up activities, including manufacturing of clinical materials to support the expected initiation of a Phase 1/2 clinical trial in the first half of 2024.
•
Plague program costs increased compared to the previous year following our initiation of part 2 of the Phase 2 clinical trial in early 2023 and advancement into a nonhuman primate challenge study in August 2023.
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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2022 to 2023		September 30,		2022 to 2023
Selling, General and Administrative:	2023	2022	$	%	2023	2022	$	%
Compensation and related personnel costs	$15,170	$12,755	$2,415	19%	$46,082	$38,865	$7,217	19%
Outside services	12,753	9,738	3,015	31%	35,435	33,555	1,880	6%
Legal costs	894	438	456	104%	2,495	1,590	905	57%
Facility costs	1,916	3,092	(1,176)	(38)%	6,302	9,340	(3,038)	(33)%
Non-cash stock-based compensation	7,320	6,019	1,301	22%	21,353	17,043	4,310	25%
Total selling, general and administrative	$38,053	$32,042	$6,011	19%	$111,667	$100,393	$11,274	11%

Selling, general and administrative expenses increased by $6.0 million and $11.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

•
Compensation and related personnel costs and non-cash stock-based compensation costs increased due to continued headcount and personnel investments in our general and administrative and field sales functions to support business growth and increased travel.
•
Outside services increased due to more targeted commercial and marketing efforts to increase market share and maximize the opportunities presented by the ACIP's universal recommendation.
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

In each of September 2023 and May 2022, we received payment of $1.0 million from TriSalus because it met a pre-commercialization milestone. In each of the third quarter of 2023 and second quarter of 2022, we recognized a gain on sale of SD-101 assets of $1.0 million in our condensed consolidated statements of operations.

Bad Debt Expense

We recorded $12.3 million of bad debt expense during the nine months ended September 30, 2023 in connection with the allowance for doubtful accounts of $12.3 million recorded with respect to outstanding accounts receivable from Bio E and relating to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement. The allowance for doubtful accounts was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3, and Bio E's dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Nine Months Ended		(Decrease) from
	September 30,		2022 to 2023		September 30,		2022 to 2023
	2023	2022	$	%	2023	2022	$	%
Interest income	$8,462	$2,562	$5,900	230%	$22,437	$3,588	$18,849	525%
Interest expense	$(1,691)	$(1,685)	$6	0%	$(5,065)	$(5,048)	$17	0%
Sublease income	$1,993	$2,026	$(33)	(2)%	$5,584	$5,660	$(76)	(1)%
Change in fair value of warrant liability	$-	$-	$-	-	$-	$1,801	$(1,801)	(100)%
Other	$266	$(208)	$474	(228)%	$218	$(63)	$281	(446)%

•
Interest income increased due to higher yields and balances in our marketable securities portfolio.
•
The change in the fair value of warrant liability resulted primarily from the warrants expiring in February 2022. There were no warrants outstanding as of September 30, 2023.
•
The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three months ended September 30, 2023, we recorded an income tax benefit of approximately $(0.1) million. For the nine months ended September 30, 2023, we recorded a provision for income taxes of approximately $1.2 million. Our effective tax rate was approximately (1.0)% and (22.9)% for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $0.3 million and $0.9 million, respectively. Our effective tax rate was approximately 0.4% for the nine months ended September 30, 2022. The primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the period ended September 30, 2023 and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2023, we had $720.4 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of September 30, 2023, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of September 30, 2023, we had no CEPI-related net accounts receivable relating to Bio E. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million as of September 30, 2023, respectively. As of September 30, 2023, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.

On April 26, 2023, we entered into the Bio E Amendment No. 3, and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. The CEPI-Bio E Assignment Agreement resulted in no accounts receivable balance from Bio E. Pursuant to the Bio E Amendment No. 3, we collected $13.5 million from Bio E in April 2023 and subsequently collected the remaining $1.0 million in August 2023. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

As of September 30, 2023, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $3.1 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “2020 ATM Agreement”). Under the 2020 ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Agreement. As of September 30, 2023, we had approximately $120.0 million remaining under the 2020 ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and nine months ended September 30, 2023, we recorded a net income of $14.3 million and a net loss of $6.6 million, respectively. For the three and nine months ended September 30, 2022, we recorded a net income of $63.8 million and $225.4 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us or at all. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent or future disruptions to and volatility in the credit and financial markets in the United States and worldwide. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.

During the nine months ended September 30, 2023, we generated $86.8 million of cash from our operations, which consisted of a net loss of $6.6 million, a $39.8 million net increase from non-cash items, which included stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on marketable securities and bad debt expense, and approximately $54.6 million net cash increase from changes in operating assets and liabilities, which included a decrease of $40.9 million in accounts and other receivables, net. By comparison, during the nine months ended September 30, 2022, we generated $27.8 million of cash from our operations, which consisted of our net income of $225.4 million, a $42.3 million net increase from non-cash items, which included stock-based compensation, change in fair value of warrant liability, non-cash interest expense, depreciation and amortization, amortization of right-of-use assets, accretion of discount on marketable securities and inventory write-off, and approximately $239.0 million net cash decrease from changes in operating assets and liabilities, which included $262.5 million decrease in deferred revenue, $19.0 million decrease in accrued liabilities and other liabilities, $146.9 million decrease in prepaid manufacturing, which converted into CpG 1018 adjuvant inventory during 2022, $55.8 million increase in inventories, net and $21.1 million decrease in CEPI accrual. Overall, cash provided by our operations during the nine months ended September 30, 2023 increased by $59.0 million compared to the same period in September 30, 2022. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the nine months ended September 30, 2023, net cash used in investing activities was $133.7 million compared to $283.0 million of cash used in investing activities for the nine months ended September 30, 2022. Cash used in investing activities during the nine months ended September 30, 2023 included $132.3 million of net purchases of marketable securities compared to $278.5 million of net purchases of marketable securities for the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, net cash used in financing activities was $0.4 million. During the nine months ended September 30, 2022, net cash provided by financing activities was $19.4 million. Cash used in financing activities for the nine months ended September 30, 2023 included $6.3 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from share purchases under our employee stock purchase plan for $5.9 million combined. Cash provided by financing activities for the nine months ended September 30, 2022 included net proceeds of $8.5 million from warrants exercised and $10.9 million proceeds from options exercised and stock purchases under our employee stock purchase plan.

Contractual Obligations

As of September 30, 2023, our material non-cancelable purchase commitments for the supply of HEPLISAV-B totaled $39.8 million.

On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). As of September 30, 2023, we have not placed any manufacturing orders under the Avecia Supply Agreement. As of September 30, 2023 and December 31, 2022, we have no non-cancelable purchase and other commitments for the supply of CpG 1018 adjuvant.

There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 1A. RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements concerning our future efforts to obtain regulatory approval, advance our collaborations and our pipeline, manufacture and commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the Securities and Exchange Commission on February 23, 2023.

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

We are continually expanding our field sales force. It will take time for our expanded teams to generate significant sales momentum, if it does so at all. Although we have had some success growing and developing our field sales force following the launch of HEPLISAV-B, there is no guarantee that we will be able to generate sales at the same or improved rates going forward, if at all. In addition, retention of capable sales personnel may be more difficult for us compared to our competitors, as we focus on a single product offering. We must retain our sales force in order for HEPLISAV-B to maintain or expand its commercial presence.

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

If we are not able to enter new markets ourselves, we may be required to collaborate or partner HEPLISAV-B with a third-party pharmaceutical or biotechnology company with existing products. To the extent we collaborate or partner, as we have done for HEPLISAV-B distribution in Germany, the product’s financial value will be shared with another party and we will need to establish and maintain a successful collaboration arrangement, and we may not be able to enter into these arrangements on acceptable terms or in a timely manner in order to establish HEPLISAV-B in these new markets. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues may be lower than if we marketed and sold our products directly with the highest priority, and we may be required to reduce or eliminate much of our commercial infrastructure and personnel as a result of such collaboration or partnership.

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

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.*

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and we are not expecting these customers to place substantial new orders for CpG 1018 adjuvant during 2023. As a result, we currently expect minimal to no CpG 1018 adjuvant revenue for 2023, which will cause our future revenue and cash flow to decrease materially relative to prior periods. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.

The occurrence and timing of any transfer of control of product sold to customers can also be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. As an example, any revenue we do receive from sales of our CpG 1018 adjuvant has been and will continue to be difficult to predict, if it materializes at all. We generally require customers to place orders for CpG 1018 adjuvant with at least six months lead time and to make an advance payment toward the finished order. Where we receive such advance payments, we record such payments as deferred revenue until we have delivered the adjuvant and met all criteria to recognize revenue. In accordance with our stated revenue policy, we historically recorded revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. During the nine months ended September 30, 2023, we did not receive any advanced payments from any of our customers to purchase CpG 1018 adjuvant. Our COVID collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies for any past or future adjuvant orders, our ability to collect our own receivables may be adversely affected. For example, as of September 30, 2023, we had recorded an allowance for doubtful accounts of $12.3 million in connection with our accounts receivable balance due from Bio E, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to an amendment to the supply agreement with Bio E, and Bio E’s dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

We have in the past, and may in the future, adjust delivery dates, allow cancellations or give concessions on outstanding receivables in certain circumstances to better enable our customers to meet their obligations, which can impact the timing or amount of our revenue recognition, cash collections and transfer of control. For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant deliverable under the agreement and/or reduce amounts receivable, which we originally intended to deliver in accordance with a purchase order previously issued by Clover, and apply prepayments Clover previously made to us as payment for portions of pending outstanding purchase orders. In January 2023, we entered into another amendment to the Clover Supply Agreement to modify the price per dose of CpG 1018 adjuvant paid by Clover for adjuvant used in finished vaccine doses sold through government procurement programs relating to the booster program promoted by the China National Health Commission. In addition, in April 2023, we entered into the Bio E Amendment No. 3 and the CEPI-Bio E Assignment Agreement, pursuant to which CEPI forgave amounts outstanding relating to the Bio E CEPI Advance Payments and assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Among other things, the CEPI-Bio E Assignment Agreement resulted in no accounts receivable from Bio E, the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments, and certain additional future payments contingent on Bio E’s receipt of payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025.

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

We have incurred annual net losses in most years since our inception and anticipate that we could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B, launch new products and/or significant sales of our CpG 1018 adjuvant do not resume.*

We have generated limited revenue from the sale of products and, prior to January 1, 2021, had incurred losses in each year since we commenced operations in 1996. While we recognized net income of $14.3 million for the three months ended September 30, 2023, we recognized net loss of $6.6 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $930.8 million.

With our investment in the launch and commercialization of HEPLISAV-B in the United States and Germany, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we established and maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials in Tdap and shingles, and a Phase 2 clinical trial and studies for plague in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline.

While sales of CpG 1018 adjuvant generated significant revenue during the COVID-19 pandemic, we do not expect that such revenues will continue in the long term at the same scale, and we currently expect minimal to no CpG 1018 adjuvant revenue in 2023. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.

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

In addition, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines, including any potential vaccine for COVID-19 containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed, and may not occur at all. For example, as of September 30, 2023, all five of our collaborators have received emergency use authorization and one of them has received full approval from an applicable regulatory authority for a vaccine for COVID-19 containing our adjuvant. Even with approvals being received by our collaborators, whether for emergency use or full authorization, their ability to deliver, sell and collect on receivables is not guaranteed. This could, in turn, impact our own ability to collect receivables.

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

Legislators, policymakers and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that COVID-19 placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.*

As of September 30, 2023, we had $720.4 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. While we recorded net income of $14.3 million for the three months ended September 30, 2023, we recorded net loss of $6.6 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $930.8 million. We cannot be certain that sales of our products, and the revenue from our other activities will sustainable and past results are not a reliable indicator of future performance. Further, we expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that restrict our operations.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives and the value of our stock.

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

In order to maintain the requisite capacity to manufacture our CpG 1018 adjuvant to support our COVID-19 collaborations and other potential vaccine collaborations and initiatives, we have been in the past, and in the future may be, required to make significant financial commitments to reserve manufacturing capacity at our CMOs. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. Similarly, prepayments of purchase orders may not be recoverable if we do not ultimately require the entire volume subject to the applicable purchase order.

As a result of the foregoing, we could end up making financial commitments that we never recover if demand for our products do not materialize in the volumes we are expecting, or at all. This may require us to record certain charges or write-offs in one or more fiscal periods, which in turn could result in significant, unexpected fluctuations in our quarterly and annual operating results, and potentially have a material adverse effect on our results of operations, and financial condition. For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of September 30, 2023, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future.

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

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services ("CMS") Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that COVID-19 placed on national healthcare systems of the EU Member States. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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

In September 2021, we entered into an agreement with the DoD relating to the conduct of a clinical trial and studies in connection with the development of an improved plague vaccine. In connection with this agreement, we became subject to new administrative and control requirements, including certain reporting obligations as well as a requirement to develop, implement and maintain an International Traffic in Arms Regulations compliance program, among other things. Further, if our efforts result in an improved plague vaccine and we enter into a supply agreement for finished plague vaccines with the DoD, we expect that such a supply contract would impose additional administrative, control, compliance and other obligations. We have limited experience developing and administering such programs. Development and maintenance of such programs can be burdensome and costly and there can be no guarantee that we will be able to maintain compliance with all of the terms of such an agreement. Failure to comply with these requirements could have a significant reputational or financial impact on our business and on our stock price.

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

•
impact of COVID-19 on our HEPLISAV-B vaccine, CpG 1018 adjuvant, or other product revenue;
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

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Changes in the broader macroeconomic condition, including historically high inflation, changes in interest rates, impact of COVID-19 or any future pandemic or endemic and instances of geopolitical instability, such as that resulting from the conflict between Russia and Ukraine, can and have caused changes in market prices, notwithstanding a lack of fundamental change in the underlying business models or prospects of companies. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock. In this regard, worsening economic conditions, interest rate increases and/or other tapering policies from the government, and other adverse effects or developments may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of September 30, 2023, we had approximately $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*

As of October 1, 2023, the holders of Convertible Notes are entitled to convert their Convertible Notes at any time during the fourth quarter of fiscal 2023 at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*

The conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. As of October 1, 2023, the holders of Convertible Notes are entitled to convert their Convertible Notes at any time during the fourth quarter of fiscal 2023 at their option. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

Our business could be adversely affected by health epidemics in regions where we have manufacturing facilities, sales activities or other business operations. For example, outbreaks of epidemic or pandemic diseases, such as COVID-19, or the fear of such events, have and could again in the future cause restrictions on supply chains, restrict access to workplaces and affect employee health and availability. Furthermore, during the peak of the COVID-19 pandemic there was a significantly reduced utilization of all adult vaccines (other than COVID-19 vaccines), including a reduced utilization of HEPLISAV-B.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.*

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. In addition, our dependence on information technology systems has intensified because many of our critical business activities are now being conducted remotely in our remote-first work environment. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of key business processes.

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

U.S. and equivalent foreign authorities and international authorities warned businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. In 2020, we experienced a cybersecurity incident known as a phishing e-mail scam, and although we do not consider its impact on us to be material, if we are unable to prevent this or other such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, such measures may not prevent such events.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.4	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1^	Supply Agreement, effective as of September 7, 2023, by and between Company and Nitto Denko Avecia Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX—101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
EX—101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
EX—101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 2, 2023	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2023	By:	/s/ JUSTIN BURGESS
Justin Burgess
Controller, Chief Accounting Officer
(Principal Accounting Officer)