Form 10-K
period 2023-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2024-02-22
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2023 as reported on the Nasdaq Global Select Market, was approximately $0.9 billion. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2024, the registrant had outstanding 130,614,772 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Francisco, California

INDEX

DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate that stems from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, our ability to advance our other product candidates, such as our shingles, Tdap and plague programs, and to otherwise develop and expand our clinical research pipeline, meet regulatory requirements, including post-marketing obligations and commitments, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs (including our ability to collect on accounts receivables), anticipated future revenue, as well as our plans, objectives, strategies, expectations and intentions for our business. These statements appear throughout this Annual Report on Form 10-K and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Actual results may vary materially from those in our forward-looking statements as a result of various factors that are identified in “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements after the date they are made.

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
•
We have incurred annual net losses in most years since our inception and could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B, launch new products and/or significant sales of our CpG 1018 adjuvant do not resume. Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
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
•
We are subject to ongoing United States Food and Drug Administration (“FDA”), EU and comparable foreign post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B. If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory authorities limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant future revenues, if any.
•
HEPLISAV-B and all of our clinical programs rely on oligonucleotide toll-like receptor (“TLR”) agonists. In the event of serious adverse events relating to TLR agonists, we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.
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
•
If third parties assert that we have infringed their patents or other proprietary rights or challenge our patents or other proprietary rights, we may become involved in disputes and litigation that would be costly, time consuming and have a negative impact on the commercialization of our current products and delay or prevent development or commercialization of our product candidates.
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
•
If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

PART I

ITEM 1. BUSINESS

OUR COMPANY

We are a commercial stage biopharmaceutical company dedicated to developing and commercializing innovative vaccines in areas of significant unmet need, leveraging our demonstrated expertise and capabilities in vaccines and our proven, proprietary vaccine adjuvant technology. We are currently focused on our efforts to drive long-term shareholder value by maximizing utilization of our HEPLISAV-B® hepatitis B vaccine, expanding our own portfolio of innovative vaccine candidates leveraging our proven adjuvant technology, and leveraging our CpG 1018® adjuvant supply strategy through both commercial and research collaborations.

HEPLISAV-B [Hepatitis B Vaccine (Recombinant), Adjuvanted]

Our first marketed product, HEPLISAV-B [Hepatitis B Vaccine (Recombinant), Adjuvanted], is approved in the United States, the European Union and Great Britain for prevention of infection caused by all known subtypes of hepatitis B virus ("HBV") in adults aged 18 years and older. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the United States, the European Union and Great Britain. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to other currently approved hepatitis B vaccines, which require three doses over six months, with similar safety profiles. We received marketing authorization approval of HEPLISAV-B in February 2021 from the European Commission for prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. In March 2023, we received marketing authorization in Great Britain for HEPLISAV-B for the active immunization against hepatitis B virus infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older.

Pipeline Programs

We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs. These programs include vaccine candidates under development for shingles, Tdap and plague.

•
Shingles vaccine program: Z-1018 is an investigational vaccine candidate being developed for the prevention of shingles in adults aged 50 and older.
•
Tdap vaccine program: Tdap-1018 is an investigational vaccine candidate intended for active booster immunization against tetanus, diphtheria, and pertussis ("Tdap").
•
Plague vaccine program: We are developing a plague (rF1V) vaccine candidate adjuvanted with CpG 1018, currently in a Phase 2 clinical trial in collaboration with, and fully funded by, the U.S. Department of Defense ("DoD").

Additionally, we manufacture and have supplied in the past CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, through both commercial supply agreements and preclinical and clinical research collaborations with third-party organizations.

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

Our vaccine research to date has focused on the use of TLR9 agonists as novel vaccine adjuvants. B-Class TLR9 agonists, such as our CpG 1018 adjuvant, stimulate release of cytokines necessary for T cell activation establishing long-term immunity. TLR9 stimulation particularly helps generate Th1 immune responses that are important to control pathogens such as viruses and bacteria. As a result, TLR9 adjuvanted vaccines induce a specific Th1 immune response and more durable levels of protective antibodies relative to non-adjuvanted vaccines. Our CpG 1018 adjuvant has an established tolerability profile demonstrated in a wide range of clinical trials and real-world, commercial use, and has consistently demonstrated its ability to enhance the immune response without excessive reactogenicity as shown in multiple clinical trials in our HEPLISAV-B and COVID-19 vaccine collaboration programs.

Key 2023 Business and Financial Highlights

Drive Growth of HEPLISAV-B [Hepatitis B Vaccine (Recombinant), Adjuvanted]

HEPLISAV-B vaccine is the first and only adult hepatitis B vaccine approved in the U.S. and EU that enables series completion with only two doses in one month. Hepatitis B vaccination is universally recommended for adults aged 19-59 in the U.S.

•
We recognized $213.3 million of HEPLISAV-B product revenue in the U.S. during the year ended December 31, 2023, representing a 69% increase compared to the year ended December 31, 2022. This increase was primarily driven by an increase in HEPLISAV-B demand and market share gains in the U.S. in 2023, compared to 2022.
•
HEPLISAV-B estimated total market share in the U.S. increased to approximately 42%, compared to approximately 35% at the end of 2022.
•
HEPLISAV-B estimated market share in the retail pharmacy segment increased to approximately 58%, compared to approximately 42% at the end of 2022. HEPLISAV-B estimated market share in the Integrated Delivery Networks ("IDNs") and Large Clinics segment increased to approximately 56%, compared to approximately 47% at the end of 2022.
•
A supplemental Biologic License Application ("sBLA") for HEPLISAV-B vaccination of adults on hemodialysis is currently under priority review by the FDA with a Prescription Drug User Fee Act action date planned for May 13, 2024.
•
Actively leveraging on the CDC's Advisory Committee on Immunization Practices ("ACIP") recommendation for hepatitis B vaccination in adults, which was published in April 2022, advising that all adults aged 19-59 should be vaccinated against hepatitis B. We believe this will help enable a significantly expanded total annual market opportunity of approximately $800 million in the U.S. by 2027, with HEPLISAV-B well positioned to achieve a majority market share.

Advance Clinical Pipeline Leveraging our Proven Adjuvant Technology

We are advancing a pipeline of product candidates that leverage our CpG 1018 adjuvant, which has demonstrated its ability to enhance the immune response with a favorable tolerability profile in a wide range of clinical trials and real-world commercial use.

Shingles vaccine program:

•
We recently received Type B meeting feedback from the FDA on the Z-1018 clinical development plan and submitted an Investigational New Drug Application ("IND") to the FDA to support the initiation of a Phase 1/2 trial of Z-1018, upon IND clearance, in the first half of 2024.

Tdap vaccine program:

•
We recently received Type B meeting feedback from the FDA on the Tdap-1018 clinical development plan. We plan to submit an IND to the FDA to support the initiation of the Phase 2 human challenge study of Tdap-1018 in the second half of 2024, upon completion of the independent study being conducted by the Canadian Center for Vaccinology to establish the human challenge dose, which we will utilize in our Phase 2 study.

Plague vaccine candidate:

•
We anticipate top line data for the randomized, active-controlled Phase 2 clinical trial evaluating immunogenicity, safety, and tolerability of the plague vaccine candidate in 2024.

Corporate and Financial Highlights

•
We recognized $213.3 million of HEPLISAV-B vaccine net product revenue during the year ended December 31, 2023, representing 69% growth compared to 2022.
•
We generated $100.6 million in cash from operating activities during the year ended December 31, 2023 and ended the year with $742.3 million in cash and cash equivalents, and marketable securities.
•
We reported a net loss of $6.4 million during the year ended December 31, 2023.
•
We did not recognize CpG 1018 adjuvant net product revenue during the year ended December 31, 2023, as we completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

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

HEPLISAV-B [Hepatitis B Vaccine, (Recombinant), Adjuvanted]

Our first commercial product, HEPLISAV-B [Hepatitis B Vaccine, (Recombinant), Adjuvanted], is approved by the FDA, the European Commission and the UK Medicines and Healthcare products Regulatory Agency for prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. HEPLISAV-B combines CpG 1018 adjuvant, our proprietary TLR9 agonist adjuvant, and recombinant hepatitis B surface antigen (“rHBsAg” or “HBsAg”) that is manufactured by Dynavax GmbH, our wholly owned subsidiary, in Düsseldorf, Germany. HEPLISAV-B and each of the vaccines it directly competes against use rHBsAg to elicit an immune response to the virus.

About Hepatitis B

Hepatitis B is a potentially life-threatening liver infection caused by the hepatitis B virus (HBV). It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. The World Health Organization (“WHO”) and the CDC have set a goal to eliminate all viral hepatitis infections, including hepatitis B, globally by 2030, and are calling for a continued commitment to increase services to eliminate hepatitis. The WHO estimates that worldwide, approximately 296 million people were living with chronic hepatitis B in 2019, and that in the same year hepatitis B resulted in and estimated 820,000 deaths primarily from liver cancer. In addition, the CDC estimated that in 2020 approximately 580,000 to 1.2 million people in the U.S. were living with HBV infection. There was a total of 2,157 new cases of acute hepatitis B reported to the CDC in 2020. However, after adjusting for under-ascertainment and under reporting, the CDC estimated that 14,000 acute hepatitis B cases occurred in the U.S. in 2020.

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

This recommendation is a significant milestone for hepatitis B prevention, making hepatitis B the fifth vaccine routinely recommended for adult immunization along with influenza, shingles, Tdap and pneumococcal. Based on this opportunity, we launched a series of innovative marketing campaigns targeting consumers and healthcare providers to increase the awareness of HEPLISAV-B as the only two-dose hepatitis B vaccine option, with broad protection across most patient types. Such efforts have driven an increase in HEPLISAV-B demand and market share in the U.S. in 2023 compared to 2022.

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

We have worldwide commercial rights to HEPLISAV-B. In addition to HEPLISAV-B, there are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (GSK), Recombivax-HB® from Merck & Co. (“Merck”) and PreHevbrio™ from VBI Vaccines Inc. HEPLISAV-B is currently approved in the U.S., the EU and Great Britain for the prevention of hepatitis B in adults. We are also considering additional territories where it would be commercially feasible to market HEPLISAV-B.

The largest segments of the market are concentrated in independent hospitals and clinics, integrated delivery networks, dialysis centers, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. Our promotional activity is focused on the largest accounts in each segment. Our field sales force of approximately 117 people are targeting customers that we believe have the highest impact on adult hepatitis B vaccine utilization in the U.S. We deploy our sales force to the physician or pharmacist level, as well as at the procurement level within respective healthcare segments where vaccines are utilized. Our primary objectives are to both increase market share, as well as increase market size over time.

We continue to explore ways to enhance the clinical profile of HEPLISAV-B. We completed an open-label, single-arm study of a 4-dose regimen of HEPLISAV-B in adults with end-stage renal disease who are initiating or undergoing hemodialysis. Final immunogenicity results included a seroprotection rate of 89.3% with high levels of anti-HBs antibodies. Safety data showed HEPLISAV-B was well tolerated and no safety concerns were observed. The safety and effectiveness of HEPLISAV-B in adults on hemodialysis have not yet been established. This study alone, regardless of results, may not be sufficient to support a label change to include dialysis patients. If we do receive approval of this dosing schedule, we expect to add dialysis centers to our personal promotion efforts. An sBLA for HEPLISAV-B vaccination of adults on hemodialysis is currently under priority review by the FDA with a Prescription Drug User Fee Act action date planned for May 13, 2024.

CpG 1018 Vaccine Adjuvant

We believe the favorable immunogenicity and safety results achieved with HEPLISAV-B utilizing our CpG 1018 adjuvant support our efforts to develop it as a broadly useful vaccine adjuvant platform. CpG 1018 adjuvant has an established profile for the potential development of safe and effective vaccines. It has a well-defined mechanism of action, targeting select immune system cells, with well-characterized effects on the immune response that mimic the immune response to naturally occurring TLR9 agonists in pathogens. This results in potent adjuvant activity for antibody responses. In HEPLISAV-B, our CpG 1018 adjuvant is believed to drive faster and consistently higher rates of seroprotection than

Engerix-B, even in the elderly and populations known to be less responsive to other vaccines. CpG 1018 adjuvant differentially elicits a preferred T Helper 1 (Th1) cell polarized response and drives protective antibody production. CpG 1018 adjuvant has a large safety database that indicates a favorable reactogenicity profile with lower reactogenicity compared to other adjuvants.

We have established several clinical and preclinical collaborations with vaccine developers to evaluate CpG 1018 adjuvanted vaccine product candidates against influenza, other infectious diseases, and particularly COVID-19 across a variety of vaccine platforms. Data from studies in non-human primates demonstrate our CpG 1018 adjuvant can elicit a robust immune response to COVID-19 and protect animals from disease in challenge studies. Results from Phase 2 and 3 human clinical studies demonstrated vaccines utilizing CpG 1018 adjuvant had a favorable safety and tolerability profile, induced strong immune responses, including neutralizing antibodies and Th1-biased cell-mediated immunity, and resulted in a high efficacy against COVID-19 disease.

Our Vaccine Research and Development Pipeline

We are building an innovative pipeline of investigational vaccine product candidates, leveraging our proven, proprietary vaccine adjuvant technology. A summary of our pipeline programs follows:

Shingles Vaccine Program

Shingles is an extremely painful consequence of the reactivation of a latent varicella-zoster virus (“VZV”) infection, with attacks leading to potential complications including chronic pain. The current shingles vaccine market is approximately $4 billion and expected to grow over time. Our CpG 1018 adjuvant has demonstrated its ability to enhance the immune response without excessive reactogenicity in both HEPLISAV-B and multiple COVID-19 clinical trials. Importantly, CpG 1018 adjuvant has shown the ability to generate high levels of CD4+-cells which have been demonstrated to be key cell types in controlling latent VZV infection to avoid reactivation leading to shingles, with potentially lower reactogenicity compared to the current standard of care.

In January 2022, we initiated a Phase 1 clinical trial of our shingles vaccine candidate, utilizing our CpG 1018 adjuvant. The global Phase 1 study was designed to evaluate safety, tolerability and immunogenicity of the vaccine candidate which is comprised of glycoprotein E (gE) plus CpG 1018 adjuvant.

In January 2023, we announced the completion of a randomized Phase 1 clinical trial of our shingles vaccine program evaluating the safety, tolerability, and immunogenicity in adults. At four weeks following the 2-dose regimen, the investigational shingles vaccine Z-1018 demonstrated high antibody and CD4 positive T-cell vaccine response rates in all arms, which were similar to the licensed comparator. Robust increases in CD4 positive T-cells were observed in all Z-1018 arms, although lower than the comparator. Total frequency of solicited systemic adverse events and local post-injection reactions and moderate and severe reactions were similar across the Z-1018 arms and lower than the comparator.

In June 2023, we presented results from a Phase 1 randomized, active-controlled, dose escalation, multicenter trial to evaluate the safety, tolerability, and immunogenicity of Z-1018, at the National Foundation for Infectious Diseases’ 2023 Annual Conference on Vaccinology Research. These results demonstrate the opportunity to develop a shingles vaccine with improved vaccine tolerability and comparable efficacy to Shingrix and support the continued development of our shingles vaccine candidate. We received Type B meeting feedback from the FDA on the Z-1018 clinical development plan and submitted an IND to the FDA to support the initiation of a Phase 1/2 trial of Z-1018, upon IND clearance, in the first half of 2024.

Tdap Vaccine Program

Pertussis (whooping cough) is a serious illness in people of all ages and can be life-threatening, especially in infants. Whooping cough is caused by the highly contagious respiratory bacterium, Bordetella pertussis. People with pertussis usually spread the disease to others by coughing, sneezing or spending time in the same breathing environment. According to the CDC, there are an estimated 24.1 million cases of pertussis and about 160,700 deaths per year globally. The resurgence of B. pertussis in multiple countries has been attributed to the Tdap vaccine’s limited duration of protection. Our Tdap booster vaccine candidate adjuvanted with CpG 1018 is anticipated to improve the durability of protection against pertussis by redirecting T cell responses and enhancing protective antibody responses in a booster vaccine.

In June 2017, we entered into an agreement with Serum Institute of India Pvt. Ltd. ("SIIPL") to collaborate on development and commercialization of certain potential vaccines including Tdap booster adjuvated with CpG 1018. Under the collaboration, we have exclusive worldwide rights to commercialize the vaccine, except that SIIPL has exclusive rights to distribute in India and to fulfill WHO/United Nations Children's Fund (UNICEF) tender contracts. Each party is responsible for clinical development cost in their respective territories.

In October 2022, we presented adult and adolescent safety data from the Phase 1 clinical trial of Tdap-1018, which was well tolerated with no safety concerns observed. Additionally, immunogenicity levels in adults met our expectations and support our plan to continue advancement of this clinical program.

In December 2023, we completed a pertussis challenge study in nonhuman primates demonstrating protection from disease upon challenge and robust Type 1 T helper (Th1) cell responses in nonhuman primates vaccinated with Tdap-1018. We recently received Type B meeting feedback from the FDA on the Tdap-1018 clinical development plan. We plan to submit an IND to the FDA to support the initiation of a Phase 2 human challenge study of Tdap-1018 in the second half of 2024, upon completion of the independent study being conducted by the Canadian Center for Vaccinology to establish the human challenge dose, which we plan to utilize in our Phase 2 study.

U.S. Department of Defense (Plague Vaccine) Phase 2 Study

In September 2021, we entered into an agreement with the U.S. Department of Defense ("DoD") for the development of a recombinant plague vaccine adjuvanted with CpG 1018 for approximately $22.0 million over two and a half years. Under the agreement, we agreed to conduct a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine designed to show that two doses of CpG 1018 adjuvanted vaccine administrated within a period of one month is similar to three doses of the aluminum-adjuvanted vaccine administered over a period of six months.

In August 2022, we commenced the Phase 2 clinical trial with the first participant dosed, evaluating the immunogenicity, safety and tolerability of the DoD’s rF1V vaccine combined with our CpG 1018 adjuvant, in adults 18 to 55 years of age.

In January 2023, Part 1 of the Phase 2 clinical trial evaluating the immunogenicity, safety, and tolerability in adults of a plague (rF1V) vaccine candidate adjuvanted with CpG 1018 was successfully completed. Both CpG 1018 adjuvanted arms met the Part 1 primary endpoint and demonstrated a greater than two-fold increase in antibodies over the alum adjuvanted control arm after two doses. In 2023, we completed enrollment and dosing in Part 2 of the Phase 2 clinical trial evaluating immunogenicity, safety, and tolerability. Preliminary results are expected in 2024.

In July 2023, we executed a contract modification with the DoD to support advancement of the plague vaccine candidate into a nonhuman primate challenge study, which was initiated in August 2023, with the agreement now totaling $33.7 million through 2025.

CpG 1018 Adjuvant Supply Partnerships for COVID-19 Vaccine Development

To support the fight against COVID-19, we collaborated with five other organizations on their development of COVID-19 vaccines, by supplying them with CpG 1018 adjuvant under commercial supply agreements supported by two contract manufacturing organizations, with whom we developed and implemented plans to help scale-up activities to support pandemic-level production of our CpG 1018 adjuvant as necessary to support these and any future collaborations. As of December 31, 2023, all five of our collaborators have received emergency use authorization and/or full approval for their COVID-19 vaccines, and our delivery obligations under our related supply agreements have been fully satisfied. Under our agreement (together with subsequent amendments, the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”), through December 31, 2023, we received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven. As of December 31, 2023, remaining Advance Payments totaling $60.3 million in CEPI accrual long-term were reflected in our consolidated balance sheets. We continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines.

For a summary of our significant CpG 1018 adjuvant collaboration agreements, see Note 9 - Collaborative Research, Development and License Agreements, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Generally, we seek patent protection in the U.S and foreign countries on a selective basis to further protect the inventions that we or our partners consider important to the development of our business. We also rely on trade secrets and contracts to protect our proprietary information, and we rely on trademarks to protect our brand, products, product candidates, and technology.

As of December 31, 2023, our intellectual property portfolio included over 25 issued U.S. patents, over 65 granted foreign patents and over 115 additional Dynavax-solely owned or co-owned pending U.S. non-provisional and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof. Specifically, our portfolio includes: (i) three issued U.S. patents related to certain uses of HEPLISAV-B that expire in 2032; (ii) 23 pending U.S. and foreign patent applications related to an investigational tetanus, diphtheria, pertussis (Tdap) booster vaccine, which are co-owned with SIIPL; (iii) 17 pending U.S. and foreign patent applications related to an investigational shingles vaccine; (iv) over 55 pending U.S. non-provisional and foreign patent applications related to COVID-19 vaccines, which include patent families that are either solely-owned or co-owned with Valneva Austria GmbH, Medigen Vaccine Biologics Corporation, or Colorado State University Research Foundation; and (v) one pending U.S. patent application related to an investigational plague vaccine, which is co-owned with The Government of the United States, as Represented by the Secretary of the Army. Lastly, some of the patents and patent applications in our portfolio relate to our discontinued immuno-oncology programs.

In general, the term of a patent extends for 20 years from the filing date of the earliest U.S. non-provisional or international (PCT) application to which priority is claimed. In certain instances, a patent term may be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. Moreover, in the U.S., the term of a patent may be extended as a consequence of patent office delays during prosecution. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, is projected to expire on dates ranging from 2024 to 2043.

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

Our commercial success depends significantly on our ability to operate without infringing patents and other proprietary rights of third parties. A number of pharmaceutical companies and biotechnology companies, as well as universities and research institutions, may have filed patent applications or may have been granted patents that cover inventions similar to the inventions owned by or licensed to us. We may not be able to determine with certainty whether patents or patent applications of other parties may materially affect our ability to make, use, offer to sell, or sell any products. If another party controls patents or patent applications covering our products, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products.

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

We may rely, in some circumstances, on trade secrets and confidentiality agreements to protect our technology. Although trade secrets are difficult to protect, wherever possible, we use confidential disclosure agreements to protect the proprietary nature of our technology. Our standard practice is to require each of our collaborators, commercial partners, employees, consultants, contractors and advisors to enter into an agreement before beginning their employment, consulting or advisory relationship with us that in general provides that the individuals must keep confidential and not disclose to other parties any of our confidential information developed or learned by the individuals during the course of their relationship with us except in limited circumstances. These agreements with employees, consultants and contractors also generally provide that we own all inventions conceived by the individuals in the course of rendering their employment or services to us. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and/or proprietary information will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

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

Competition for HEPLISAV-B

HEPLISAV-B, a two-dose in one month adult hepatitis B vaccine, competes directly with three-dose over six months marketed vaccines Engerix-B from GSK, as well as Recombivax-HB marketed by Merck. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the EU, Great Britain and the U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A. Additionally, PreHevbrio, a three-dose adult hepatitis B vaccine manufactured by VBI Vaccines Inc. (“VBI”) is commercially available in multiple countries including the U.S. While we believe that HEPLISAV-B competes very well with other approved vaccines available on the market, we face significant competition in our longer term goal to capture a majority of U.S. market share. While we may explore additional territories outside of the U.S., the EU and Great Britain to market HEPLISAV-B, in doing so we will likely face competition from these or other products and competitors.

Competition for our adjuvant supply supporting COVID-19 and our development pipeline including shingles, Tdap, plague and other potential pipeline indications

We are also in competition with companies developing vaccines, and vaccine adjuvants, generally including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Bavarian Nordic A/S, Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson and VBI.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations and biologics additionally under the Public Health Service Act. The process required by the FDA before biopharmaceuticals may be marketed in the United States generally involves the following:

•
submission to the FDA of an IND, which must become effective before human clinical trials may begin and, at a minimum, must be updated annually;
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

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA. Applications also must contain extensive manufacturing and control information. Applications must be accompanied by a significant user fee. Once the submission has been accepted for filing, the FDA’s goal is to review applications within ten months of accepting the submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, eight months from accepting the submission. During the review process, the FDA often has multiple requests for information or clarifications. The review process may be extended if the FDA deems that a response contains significant new information and will require additional time beyond the period originally designated to appropriately review. The FDA will typically conduct a pre-approval inspection of the manufacturer to ensure that the product can be reliably produced in compliance with cGMPs and will typically inspect certain clinical trial sites for compliance with GCP. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. The FDA may deny approval of an application by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, pre-clinical studies or manufacturing. Approval may occur with boxed warnings on product labeling or Risk Evaluation and Mitigation Strategies, which limit the labeling, distribution or promotion of a product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

Other Regulatory Requirements. Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review, payment of program user fees and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action, additional reporting requirements and/or oversight by the agency, import alert or possible civil or criminal penalties. The FDA may also require us to recall a product from distribution or withdraw approval for that product.

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

Clinical Trials in the EU. In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (“CTD”).

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal," the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State concerned. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

European Union Marketing Authorization

To obtain a Marketing Authorization ("MA") for a product in the EU, an applicant must submit a Marketing Authorization Application ("MAA") either under a centralized procedure administered by the European Medicines Agency ("EMA") or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

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

All new MAAs must include a risk management plan ("RMP") describing the risk management system that a company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Medicinal Products in the UK and Brexit. The United Kingdom’s (“UK”) withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency (“MHRA”), is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may also rely on the International Recognition Procedure (“IRP”), when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

Healthcare Fraud and Abuse Laws. As a pharmaceutical company, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We may be subject to various federal, state and foreign laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. These laws are applicable to manufacturers of products regulated by the FDA, such as us, and pharmacies, hospitals, physicians and other potential purchasers of such products.

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

Government Price Reporting. We are required to discount such products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices or offer required discounts could subject us to substantial penalties.

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

For example, in Massachusetts, the MassHealth program has requested permission from the federal government to use commercial tools, such as a closed formulary, to negotiate more favorable rebate agreements from drug manufactures. There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Such interest has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program ("SIP") proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Additionally, in California, effective January 1, 2019, drug companies must notify insurers and government regulators of certain price increases and provide an explanation of the reasons for such increases.

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

Moreover, in the EEA some countries require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment ("HTA") process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On December 15, 2021, the Health Technology Regulation (“HTA Regulation”), was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union. In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

MANUFACTURING

We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing HBsAg for use in HEPLISAV-B, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. As is common in our industry, in light of FDA inspection and licensing requirements for manufacturing sites, we have relied on a limited number of suppliers to produce oligonucleotides for clinical trials and conduct fill and finish operations. Historically, we relied on a single supplier to produce our CpG 1018 adjuvant for HEPLISAV-B and for our collaborators. We also have a second qualified supplier to produce CpG 1018 adjuvant for our collaboration partners, to the extent needed. Switching suppliers, or bringing on additional suppliers, could be complicated and time consuming, but we generally seek to maintain inventory to help bridge any unexpected gap in supply. In order to help us successfully manufacture and commercialize HEPLISAV-B, we have secured long-term supply agreements with the key third-party suppliers and vendors for commercial supply of our component products and finished goods. We currently manufacture the HBsAg for HEPLISAV-B at our Dynavax GmbH facility.

COMMITMENT TO COMPLIANCE AND ENVIRONMENT

We are committed to conducting our business in compliance with all applicable legal and ethical standards. In addition, we are committed to helping to protect the environment.

Our Ethics and Compliance program includes our Code of Business Conduct and Ethics (“Code”), which sets forth our expectations of all Dynavax directors, officers and employees globally that they conduct their business activities in a legal and ethical manner. The Code can be found on our website under the header “Investors” and within that under the header “Corporate Governance and Compliance.” We have a Chief Ethics and Compliance Officer, a Compliance Steering Committee and policies, procedures and training addressing specific aspects of our business, including advertising and promotion; engagements with healthcare providers; and regarding our business activities outside the United States to ensure they comply with the U.S. Foreign Corrupt Practices Act and all other applicable anti-corruption laws. We certify on an annual basis to having a comprehensive compliance program that meets the standards set forth under California law. This certification, which sets forth all of the elements of our healthcare compliance program, can be found on our website.

We also care about the environment. To that end, our headquarters is in a building certified as “Gold” level on the LEED Scorecard as set forth by the United States Green Building Committee. Our transition to a largely virtual environment has further helped reduce congestion and pollution. Our relatively small headquarters space (approximately 8,000 square feet) has further reduced our carbon footprint. In addition, we participate in our buildings active recycling program. We continue to consider other ways in which we can conduct our business in an environmentally friendly manner.

We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.

HUMAN CAPITAL MANAGEMENT

As of December 31, 2023, we had 408 employees, comprised of 275 employees in the U.S., including 117 members of our field sales team located throughout the U.S., as well as 133 employees in our office and manufacturing facility in Düsseldorf, Germany. Many of our employees hold advanced degrees, including Masters degrees and Pharm.D., Ph.D., M.D. or J.D. degrees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be very good.

Retention and Compensation

Our regrettable turnover rate for 2023 was 7% in the U.S. and 5% in Düsseldorf. Despite these low turnover rates, as a vaccine-focused company, we face stiff competition to hire and retain our employees. The average tenure among our employees, is 3.0 years in the U.S. and 6.2 years in Düsseldorf. We also believe that our remote-first working environment in the U.S. serves as a useful recruiting and retention tool.

We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, which includes base salary, annual cash bonus opportunity or semi-annual sales incentive bonus for our field sales team, comprehensive benefits package and equity compensation. Each of our employees participates in our equity programs. The annual cash bonus opportunity and equity compensation generally increase as a percentage of total compensation based on level of responsibility. Any actual cash bonus payout for our employees is based on a combination of our performance against corporate goals and individual performance, with the exception of any actual cash bonus payouts to our Chief Executive Officer and President which is based solely on our performance against corporate goals. The mix of equity compensation also shifts based on the level of responsibility; employees below the senior director level typically receive 100 percent of their equity compensation in restricted stock units, while more senior level employees typically receive a mix of stock options and restricted stock units. Annual equity awards to our senior leadership team include performance-based restricted stock units.

Development and Training

Attracting and retaining top talent is key to the achievement of our strategic goals. The development and engagement of our employees is also a top priority of the human resources team. We perform annual performance reviews of all employees, and we seek employee feedback in a variety of ways, including annual employee surveys. In 2023, 32 leaders and key contributors completed a leadership development program, in addition to the 30 who participated in the prior year. Our senior management and human resources team periodically undertake comprehensive organizational reviews. In addition, we have an extensive series of employee training programs on business ethics and compliance matters, including required annual trainings on our Code, our Anti-Corruption Compliance Policy and certain cybersecurity topics. Also, depending on employee roles and departments, we have employee training programs on medical affairs, commercial, sales and other matters.

In 2023, with support from our Diversity Leadership Team comprised of employees from across our company, we continued to advance our three Diversity, Equity, and Inclusion (DEI) Commitments:

•
Fostering a culture where all employees are recognized and appreciated for the unique individuals they are and for their accomplishments in the workplace.
•
Providing education to our employees on the negative effects of unconscious bias.

•
Building and sustaining a team filled with a diversity of personal experiences, backgrounds, and perspectives.

In support of our three DEI Commitments, we again partnered with external DEI consultants to develop and deliver unconscious bias training to our newly hired employees in 2023. Further, we train all hiring managers and those who interview candidates in the talent acquisition process on unconscious bias. Our human resources team oversees our DEI commitments and initiatives periodically and regularly reports to our senior management, including with respect to workforce demographic data. In 2023, we launched an internal DEI survey to all U.S. based employees, such that we can gather further information on our DEI initiatives and continue to work on our DEI commitments.

2024 Initiative

In furtherance of these efforts, we identified, as one of our corporate goals for 2024, further delivery on our DEI commitments by advancing key initiatives through each of our four DEI subcommittees: Recruitment, Employee Resource Groups, Community Involvement, and Development.

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

We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the United States and Germany. We have also received approval in the European Union and Great Britain for HEPLISAV-B. Successful commercialization of HEPLISAV-B in these regions or elsewhere will require significant resources and time, and there can be no certainty that we will succeed in these efforts. While our personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is our first marketed product, the potential uptake of the product through distribution, and the timing, trajectory, rate and sustainability for growth in sales is unpredictable, and we may not be successful in commercializing HEPLISAV-B in the long term. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment, our efforts may fail to overcome established competition at favorable pricing, or at all.

We have continued to expand our field sales force. As these teams expand, it will take time for our expanded teams to generate significant sales momentum, if they do so at all. Although we have had some success growing and developing our field sales force following the launch of HEPLISAV-B, there is no guarantee that we will be able to generate sales at the same or improved rates going forward, if at all. In addition, retention of capable sales personnel may be more difficult for us compared to our competitors, as we focus on a single product offering. We must retain our sales force in order for HEPLISAV-B to maintain or expand its commercial presence.

Moreover, we expect that we will need to divert resources in order to successfully market, sell and distribute HEPLISAV-B for use with dialysis patients, one of our targeted patient populations. We do not yet have approval to market the regimen for dialysis. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that all adults aged 19-59, including patients on dialysis, receive hepatitis B vaccinations, our predictions of how many of those patients actually receive HEPLISAV-B may be inaccurate.

In addition to the risks with employing and maintaining our own commercial capabilities and with contracting, other factors that may inhibit our efforts to successfully commercialize HEPLISAV-B include:

•
whether we are able to continue recruiting and retaining adequate numbers of effective sales and marketing personnel;
•
whether we are able to access key health care providers to discuss HEPLISAV-B;
•
whether we can continue to compete successfully as a relatively new entrant in established distribution channels for vaccine products; and
•
whether we will maintain sufficient financial resources to cover the costs and expenses associated with sustaining a capable sales and marketing organization and related commercial infrastructure.

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

Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Even though we have been granted a marketing authorization in the European Union for HEPLISAV-B, we have yet to obtain broad reimbursements and pricing approval in any European Union Member State and rely on our distributor to do so, who currently only markets in Germany. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other European Union Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Any delay in being able to market our products in the European Union, Great Britain or elsewhere may adversely affect our business and financial condition.

If we, or our partners, are not successful in setting our marketing, pricing and reimbursement strategies, recruiting and maintaining effective sales and marketing personnel or building and maintaining the infrastructure to support commercial operations in the U.S., Germany and elsewhere, we will have difficulty successfully commercializing HEPLISAV-B, which would adversely affect our business and financial condition.

Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and as a result, we did not recognize CpG 1018 adjuvant revenue for the year ended December 31, 2023. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.

The occurrence and timing of any transfer of control of product sold to customers can also be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. As an example, any future revenue we do receive from sales of our CpG 1018 adjuvant has been and will continue to be difficult to predict, if it materializes at all. Historically, we generally required customers to place orders for CpG 1018 adjuvant with at least six months lead time and to make an advance payment toward the finished order. Where we receive such advance payments, we record such payments as deferred revenue until we have delivered the adjuvant and met all criteria to recognize revenue. In accordance with our stated revenue policy, we historically recorded revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. During the year ended December 31, 2023, we did not receive any advanced payments from any of our customers to purchase CpG 1018 adjuvant. Our collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies for any past or future adjuvant orders, our ability to collect our own receivables may be adversely affected. For example, as of December 31, 2023, we had recorded an allowance for doubtful accounts of $12.3 million in connection with our accounts receivable balance due from Bio E, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to an amendment to the supply agreement with Bio E, and Bio E’s dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

We have in the past, and may in the future, adjust delivery dates, allow cancellations or give concessions on outstanding receivables in certain circumstances to better enable our customers to meet their obligations, which can impact the timing or amount of our revenue recognition, cash collections and transfer of control. For example, in August and October 2022, we entered into amendments to our Supply Agreement, dated June 29, 2021, with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (the "Clover Supply Agreement"), which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant deliverable under the agreement and/or reduce amounts receivable, which we originally intended to deliver in accordance with a purchase order previously issued by Clover, and apply prepayments Clover previously made to us as payment for portions of pending outstanding purchase orders. In January 2023, we entered into another amendment to the Clover Supply Agreement to modify the price per dose of CpG 1018 adjuvant paid by Clover for adjuvant used in finished vaccine doses sold through government procurement programs relating to the booster program promoted by the China National Health Commission. In addition, in April 2023, we entered into the Bio E Amendment No. 3 and the CEPI-Bio E Assignment Agreement, pursuant to which CEPI forgave amounts outstanding relating to the Bio E CEPI Advance Payments and assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Among other things, the CEPI-Bio E Assignment Agreement resulted in no accounts receivable from Bio E, the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments, and certain additional future payments contingent on Bio E’s receipt of payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025, which may not materialize.

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

We have incurred annual net losses in most years since our inception and could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B, launch new products and/or significant sales of our CpG 1018 adjuvant do not resume.

Prior to January 1, 2021, we had incurred losses in each year since we commenced operations in 1996. We recognized a net loss of $6.4 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $930.6 million.

With our investment in the launch and commercialization of HEPLISAV-B in the United States and Germany, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including Phase 1 clinical trials in shingles and Tdap, and a Phase 2 clinical trial for plague in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline.

Sales of CpG 1018 adjuvant generated significant revenue during the COVID-19 pandemic, but we do not expect such revenues to continue in the long term, and we did not recognize any CpG 1018 adjuvant revenue in the year ended December 31, 2023. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.

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

We are also in competition with companies developing vaccines and vaccine adjuvants, generally including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Bavarian Nordic A/S, Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson, VBI, BioNTech SE and Curevo Vaccine. We will likely compete with several of these companies in the hepatitis space, shingles space, Tdap space and other spaces occupied by any other product candidates we ultimately choose to advance through our pipeline in the future.

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

We rely on our facility in Düsseldorf and third parties to perform the multiple processes involved in manufacturing hepatitis B surface antigen for use in HEPLISAV-B, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. We may continue to do the same for any additional products we might add in the future through natural internal expansion of our pipeline, or in transactions with an external third-party or parties. The FDA approved our pre-filled syringe presentation of HEPLISAV-B in 2018 and we expect such presentation will be the sole presentation for HEPLISAV-B going forward. We have limited experience in manufacturing and supplying this presentation ourselves, and rely on a contract manufacturer to do so. Our contract manufacturer is the only approved provider that we have, and there can be no assurance that we or they can successfully manufacture sufficient quantities of pre-filled syringes in compliance with good manufacturing practice ("GMP") in order to meet market demand, whether because of problems with our supplier’s own operations, operations of its sub-suppliers, issues with downstream supply chains or otherwise. If our contract manufacturer is unable to source components needed to complete fill and finish of our pre-filled syringes, we may be required to identify a second source which would have associated costs and regulatory requirements. Qualifying a second source could take more than a year to accomplish. If we are unable to do all this, on a timely basis or at all, our HEPLISAV-B sales could be materially and adversely impacted.

Historically, we have also relied on a limited number of suppliers to produce oligonucleotides for clinical trials and a single supplier to produce (i) our CpG 1018 adjuvant for manufacture of HEPLISAV-B and for sale to our collaborators and (ii) our pre-filled syringe presentation. In 2021, we qualified a second supplier to manufacture CpG 1018 adjuvant for our COVID business. If we are unable to maintain our existing suppliers for CpG 1018 adjuvant, we would have to establish an alternate qualified manufacturing capability ourselves, which would result in significant additional operating costs and delays in manufacturing HEPLISAV-B, or CpG 1018 adjuvant, and developing and commercializing our, and potentially our collaborators’, product candidates. We or other third parties may not be able to produce product at a cost, quantity and quality that are available from our current third-party suppliers, or at all.

In countries outside of the U.S., we may not be able to comply with comparable foreign regulations, and our manufacturing process may be subject to delays, disruptions or quality control/quality assurance problems. Noncompliance with these regulations or other problems with our manufacturing process may limit or disrupt the commercialization of our products or our and our collaborators’ product candidates and could result in significant expense.

As we continue to focus on the commercialization of our HEPLISAV-B vaccine and our CpG 1018 adjuvant, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.

As our commercial operations expand, we expect that we will also need to manage additional relationships with various third parties, including sole source suppliers, distributors, collaboration partners, wholesalers and hospital customers. Future growth will impose significant added responsibilities on our organization, in particular on management. Our future financial performance and our ability to successfully commercialize our HEPLISAV-B vaccine and CpG 1018 adjuvant or any new products, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we may not be able to manage our growth efforts effectively, and hire, train, retain and integrate additional management, administrative and sales and marketing personnel, or secure sufficient or timely supply from third party service and product providers. Any failure to accomplish any of these activities could prevent us from successfully increasing or maintaining the same level of commercial growth as we have seen in the past.

If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory authorities limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant future revenues, if any.

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
•
the strength of our sales, marketing and distribution efforts;
•
the price and cost-effectiveness of the product; and
•
third-party coverage and adequate reimbursement and the willingness of patients to pay out-of-pocket in the absence of sufficient reimbursement by third-party payors.

The FDA or other regulatory authorities could limit the labeling indication for which our product candidates may be marketed or could otherwise limit marketing efforts for our products. If we are unable to achieve approval or successfully market any of our products or product candidates, or marketing efforts are restricted by regulatory limits, our ability to generate revenue could be significantly impaired.

As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product that we are reliant upon third parties to manufacture on our behalf.

As our commercial business begins to expand in connection with commercial sales of HEPLISAV-B or CpG 1018 adjuvant, as applicable, the contracts we enter into with our customers will generally carry delivery obligations that require us to deliver product in certain quantities and meet certain quality thresholds, among other things, all within specified timeframes. If, for any reason, whether due to reliance on third-party manufacturers or otherwise, we are unable to deliver timely, compliant products to our customers in quantities that meet our contractual obligations, we could be subject to lost revenue, contractual penalties, suits for damages, harm to our reputation or other problems that could materially and adversely affect our business. To the extent we add new products in the future, these risks could be exacerbated by the added complexity of managing multiple product lines.

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

Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing, as well as coverage and reimbursement decisions, may not allow our future products to compete effectively with existing competitive products. Because we intend to offer products, if approved, that involve new technologies, the willingness of third-party payors to reimburse for our products is uncertain. We will have to charge a price for HEPLISAV-B or any other products we commercialize that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Further, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to achieve or maintain profitability, and such unavailability could harm our future prospects and reduce our stock price.

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

Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction (“AMI”). This post-marketing study was initiated in August 2018 and concluded in November 2020. While the results of the study, announced in April 2021, indicated that there was no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B, we may be required to conduct further studies on HEPLISAV-B or our other product candidates in the future. Also, we received data from the autoimmune portion of our observational study, and the data indicated no association between HEPLISAV-B and any of the studied autoimmune diseases. In addition, we conducted a pregnancy registry study to provide information on outcomes following pregnancy exposure to HEPLISAV-B and submitted the information to the FDA in December 2023. Failure to complete the study to the satisfaction of the FDA could result in withdrawal of our biologics license application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. As we advance our pipeline, similar studies may be required for other candidates. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or labels of any future products, if authorized, or expose additional safety concerns that may result in product liability and withdrawal of a product or products from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

Similar post-marketing obligations and commitments exist in the European Union and Great Britain. For example, we are required to submit periodic safety update reports to the European Medicines Agency ("EMA") and the MHRA and to keep an up-to-date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPLISAV-B. In addition, in accordance with our EU marketing authorization for HEPLISAV-B, HEPLISAV-B is subject to additional monitoring, meaning that it is monitored more intensively than other medicinal products. We may have similar obligations for future products if and when approved. Non-compliance with European Union or United Kingdom requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.

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

HEPLISAV-B and all of our clinical programs rely on oligonucleotide TLR agonists. In the event of serious adverse events relating to TLR agonists, we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.

Our programs, including HEPLISAV-B, incorporate TLR9 agonist CpG oligonucleotides. If any of our product candidates in clinical trials or similar products from competitors or collaborators result in serious adverse events, we may be required to delay, discontinue or modify our clinical trials or our clinical trial strategy, or significantly reevaluate strategic alternatives. If a safety risk based on mechanism of action or the molecular structure were identified, it may hinder our ability to develop our product candidates or enter into potential collaboration or commercial arrangements. Rare diseases and a numerical imbalance in cardiac adverse events have been observed in patients in our clinical trials. If adverse events are found to relate to our TLR agonist as a whole, we may be required to significantly reduce or discontinue our operations.

HEPLISAV-B is subject to regulatory obligations and continued regulatory review, and if we receive regulatory approval for our other product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review for such products.

With respect to HEPLISAV-B and our other product candidates in development, we and our third-party manufacturers and suppliers are required to comply with applicable cGMP regulations and other international regulatory requirements. The regulations require that our products and product candidates be manufactured and records maintained in a prescribed manner with respect to manufacturing, testing and quality control/quality assurance activities. Manufacturers and suppliers of key components and materials must be named in a Biologics License Application (“BLA”) submitted to the FDA for any product candidate for which we are seeking FDA approval. Additionally, third-party manufacturers and suppliers and any manufacturing facility must undergo a pre-approval inspection before we can obtain marketing authorization for any of our product candidates. Even after a manufacturer has been qualified by the FDA, the manufacturer must continue to expend time, money and effort in the area of production and quality control to ensure full compliance with GMP. Manufacturers are subject to regular, periodic inspections by the FDA following initial approval. Further, to the extent that we contract with third parties for the manufacture of our products or product candidates, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection.

If, as a result of the FDA’s inspections, it determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may not approve the product or may suspend the manufacturing operations. If the manufacturing operations of any of the suppliers for our products or product candidates are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would harm our business. In addition, if delivery of material from our suppliers is interrupted for any reason, we might be unable to ship our approved product for commercial supply or to supply our products in development for clinical trials. Significant and costly delays can occur if the qualification of a new supplier is required. Similar requirements and procedures apply outside of the United States.

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

Our registration and commercial timelines depend on further discussions with regulatory authorities and requirements and any requests that they may make for additional data or completion of additional clinical trials. Any such requirements or requests could:

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

Clinical trials, including post-marketing studies, to generate sufficient data to meet FDA and other regulatory authority requirements are expensive and time consuming, may take more time to complete than expected, may not be completed at all, and may not have favorable outcomes if they are completed. In addition, results from smaller, earlier stage clinical studies may not be representative of larger, controlled clinical trials that would be required in order to obtain regulatory approval of a product candidate.

Each of our clinical trials requires the investment of substantial planning, expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling participants who meet trial eligibility criteria, failure of participants to complete the clinical trial, delay or failure to obtain Institutional Review Board (“IRB”), Ethics Committee or regulatory approval to conduct a clinical trial at a prospective site, unexpected adverse events and shortages of available vaccine or component supply. Participant enrollment is a function of many factors, including the size of the relevant population, the proximity of participants to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Failure of one or more product candidates to successfully advance through to approval and licensure could result in the loss of unrecoverable costs expended and impact our ability to generate future revenue from such products, either of which, or both of which, could have an adverse impact on our business.

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

We have and may in the future need to establish collaborative relationships to obtain domestic and/or international sales, marketing, research, development and distribution capabilities for our products or product candidates and our discovery research programs. Failure to obtain a collaborative relationship for those products or product candidates and programs in markets outside the U.S. requiring extensive sales efforts may significantly impair the potential for those products and programs and we may be required to raise additional capital to continue them. The process of establishing and maintaining collaborative relationships is difficult and time-consuming, and even if we establish such relationships, they may involve significant uncertainty, including:

•
our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;
•
our perceived shortage of capital resources may impact the willingness of companies to collaborate with us;
•
our contracts for collaborative arrangements are often terminable at will on written notice and may otherwise expire or terminate and we may not have alternative funding available;
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
•
we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may use our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our intellectual property or other proprietary rights or expose us to potential liability;
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

Even when we are successful in entering into collaboration agreements, collaborations can involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our solely-owned development and commercialization programs, and the financial terms upon which collaborators are willing to enter into such an arrangement cannot be certain. If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator.

For example, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations, partnerships and supply arrangements. Current relationships and efforts are focused on adjuvanted vaccines for COVID-19, shingles, Tdap, plague and influenza. For some of these relationships, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed or may not occur at all. Lastly, the ability of our collaborators to deliver, sell and collect on receivables is not guaranteed and this could, in turn, impact our own ability to collect receivables.

Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.

As of December 31, 2023, we had $742.3 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. We recorded a net loss of $6.4 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $930.6 million. We expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, our 2.50% convertible senior notes due 2026 (“Convertible Notes”) and other securities we issue in the future may have rights senior to those of our common stock and could include covenants that restrict our operations.

Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives and the value of our stock.

As we plan for the broader commercialization of our HEPLISAV-B vaccine and for the requisite capacity to manufacture our CpG 1018 adjuvant, our financial commitments for manufacturing and supply capacity might outpace actual demand for our products.

As we manage our production capabilities for HEPLISAV-B and CpG 1018 adjuvant to support recent market share gains and other initiatives, we have been, and in the future could be, required to make significant financial commitments at our contract manufacturing organizations (“CMOs”), including minimum purchase commitments and prepayments of purchase orders to facilitate the procurement of raw materials and the incurrence of various manufacturing costs. Because of minimum or advance purchase commitments and uncertainty about the expected demand for HEPLISAV-B or CpG 1018 adjuvant, the financial commitments we make to our CMOs to support manufacturing may not be recovered in their entirety, or at all, if our customers do not ultimately purchase from us at expected volumes, or other concessions are made by us. Capacity reservation fees are generally not recoverable if we do not use the capacity we have reserved as a result of lower than expected demand, or otherwise. Similarly, prepayments of purchase orders may not be recoverable if we do not ultimately require the entire volume subject to the applicable purchase order. As a result, we could end up making financial commitments that we never recover if demand for HEPLISAV-B or CpG 1018 adjuvant does not materialize in the volumes we are expecting or at all. This may require us to record certain charges or write-offs in one or more fiscal periods, which in turn could result in significant, unexpected fluctuations in our quarterly and annual operating results, and potentially have a material adverse effect on our results of operations, and financial condition.

For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of December 31, 2023, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future.

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

We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets in or outside of the U.S., the European Union and Great Britain. Developing, seeking regulatory approval for and marketing our product candidates in or outside of the U.S., the European Union and Great Britain in jurisdictions where we don't currently have approval could impose substantial costs, impose burdens on our personnel, and divert management’s attention from domestic operations. International operations are subject to risk, including:

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
•
regional and geopolitical risks.

In the event that we determine to pursue commercialization of HEPLISAV-B outside the United States, the European Union and Great Britain, our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, we may not receive approval in one or more jurisdictions, even if we undertake these efforts.

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

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign regulatory authorities, IRBs and the Ethics Committees at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under GMP and other requirements in foreign countries and may require large numbers of participants.

In addition, we obtain guidance from regulatory authorities on certain aspects of our clinical development activities and seek to comply with written guidelines provided by the authorities. These discussions and written guidelines are not binding obligations on the part of the regulatory authorities and the regulatory authorities may require additional patient data or studies to be conducted. Regulatory authorities may revise or retract previous guidance during the course of a clinical trial or after completion of the trial. The authorities may also disqualify a clinical trial from consideration in support of approval of a potential product if they deem the guidelines have not been met. The FDA or foreign regulatory authorities may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture or compliance with GMP regulations are insufficient for regulatory approval.

The FDA or other foreign regulatory authorities or we ourselves could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including with respect to our product candidates and those of our partners in combination agent studies:

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

We have incurred significant net operating losses ("NOLs") during our history, and despite prior profitability, may not be able to achieve sustained profitability over the long term. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018 may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under legislation enacted in 2017, as modified by legislation enacted in 2020, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the aforementioned U.S. tax law provisions.

As of December 31, 2023, we had U.S. federal and state NOL carryforwards of $376.6 million and $283.9 million, respectively. Of the $376.6 million U.S. federal NOL carryforwards, $353.5 million may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remainder will begin to expire in 2024. The state NOL carryforwards will begin to expire in 2024.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

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

Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws, and others that may affect our business that have been recently enacted or may in the future be enacted, may result in additional reductions in Medicare and other healthcare funding.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug pricing negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services ("CMS") Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

In connection with our work with the U.S. Department of Defense ("DoD"), we have become a defense contractor, and are therefore subject to additional administrative burdens and control requirements in connection with the maintenance of that relationship.

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

Risks Related to our Intellectual Property

If third parties assert that we have infringed their patents or other proprietary rights or challenge our patents or other proprietary rights, we may become involved in disputes and litigation that would be costly, time consuming and have a negative impact on the commercialization of our current products and delay or prevent development or commercialization of our product candidates.

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

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, the value of our products or product candidates may decrease, and we may be unable to realize any commercial benefit from the development of our products or product candidates.

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

Because patent applications in the U.S. and many foreign jurisdictions typically are not published until 18 months after filing and publications of discoveries in the scientific literature lag behind actual discoveries, we cannot be certain that we were the first to file for protection of the inventions set forth in these patent applications or in our issued patents. Further, there could be post-grant proceedings such as inter partes review ("IPR"), post grant review ("PGR"), reexamination, reissue or opposition which could result in claims in our patents being narrowed or invalidated.

Our commercial success depends significantly on our ability to operate without infringing patents and other proprietary rights of third parties. A number of pharmaceutical companies and biotechnology companies, as well as universities and research institutions, may have filed patent applications or may have been granted patents that cover inventions similar to the inventions owned by or licensed to us. We may not be able to determine with certainty whether patents or patent applications of other parties may materially affect our ability to make, use, offer to sell, or sell any products. If another party controls patents or patent applications covering our products, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our products.

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

We may rely, in some circumstances, on trade secrets and confidentiality agreements to protect our technology. Although trade secrets are difficult to protect, wherever possible, we use confidential disclosure agreements to protect the proprietary nature of our technology. Our standard practice is to require each of our collaborators, commercial partners, employees, consultants, contractors and advisors to enter into an agreement before beginning their employment, consulting or advisory relationship with us that in general provides that the individuals must keep confidential and not disclose to other parties any of our confidential information developed or learned by the individuals during the course of their relationship with us except in limited circumstances. These agreements with employees, consultants and contractors also generally provide that we own all inventions conceived by the individuals in the course of rendering their employment or services to us. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and/or proprietary information will not otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions, which could result in substantial costs which could severely harm our business.

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

We may not be able to protect our intellectual property rights throughout the world.

The biopharmaceutical patent environment outside the U.S. is also uncertain. We may be particularly affected by this uncertainty since several of our product candidates or our collaborators’ vaccine candidates may initially address market opportunities outside the U.S., where we may only be able to obtain limited patent protection, if any at all. For example, while many countries such as the U.S. permit method of use patents or patent claims relating to the use of drug products, in some countries the law relating to patentability of such use claims is evolving, or may prohibit certain activities, and may be unfavorably interpreted to prevent us from successfully prosecuting some or all of our pending patent applications. There are some countries that currently do not allow such method of use patents or patent claims, or that significantly limit the types of uses, claims or subject matter that are patentable.

Patents are of national or regional effect. Filing, prosecuting and defending patents on all of our products and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These competitor products may compete with our products and product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors.

Various companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights.

Various countries outside the U.S. have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. As a result, a patent owner may have limited remedies in certain circumstances, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Further, the standards applied by the USPTO, foreign patent offices and other adjudicating bodies in granting and/or adjudicating patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our products and product candidates.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the U.S. or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the U.S., numerous recent changes to the patent laws and proposed changes to the rules of the USPTO may have a significant impact on our ability to protect our technology and enforce our intellectual property rights.

For example, the America Invents Act, involved significant changes in patent legislation. Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations.

For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

The market prices for securities of biopharmaceutical companies have in the past been, and are likely to continue in the future to be, very volatile. The market price of our common stock is subject to substantial volatility depending upon many factors, many of which are beyond our control, including:

•
impact of COVID-19 or other respiratory or seasonal vaccination initiatives on our HEPLISAV-B vaccine, CpG 1018 adjuvant, or other product revenue;
•
progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and BLA filing and communications, from the FDA or other regulatory authorities;
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

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Changes in the broader macroeconomic condition, including historically high inflation, changes in interest rates, government tapering policies, impact of pandemics or endemics and instances of geopolitical instability, such as that resulting from the conflicts in the Middle East and Ukraine, can and have caused changes in market prices, notwithstanding a lack of fundamental change in the underlying business models or prospects of companies. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock, regardless of our actual operating performance.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of December 31, 2023, we had approximately $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

Risks Related to Our Outstanding Convertible Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $225.5 million in Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

From October 1 through December 31, 2023, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

From October 1 through December 31, 2023, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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

In addition, our systems, along with those of our customers, suppliers, or third-party service providers which operate critical business systems to process sensitive information in a variety of contexts are potentially vulnerable to a variety of evolving threats and data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such threats could include, but not be limited to social-engineering attacks (including through phishing attacks), online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks (such as credential stuffing or credential harvesting), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

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

U.S. and equivalent foreign authorities and international authorities warned businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. In 2020, we experienced a cybersecurity incident known as a phishing e-mail scam, and although we do not consider its impact on us to be material, if we are unable to prevent this or other such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities.

Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Adverse developments affecting the financial services industry may have adverse consequences on our business, financial condition and stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, along with personal data and other sensitive information, including our trade secrets, data we may collect about trial participants in connection with clinical trials, and other sensitive data (“Information Systems and Data”).

Our Senior Director of IT Infrastructure & Security also functions as our information security officer (“ISO”). The ISO (as part of our security function), along with our broader internal cybersecurity, IT infrastructure, and digital technology automation functions, as well as third-party service providers, all help identify, assess and manage our cybersecurity threats and risks. Our security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, responding to proactive outreach from CISA and FBI, internal and/or external audits, conducting threat assessments for internal and external threats, third-party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and use of external intelligence feeds.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to help manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: a corporate security incident response plan, a vulnerability management policy, incident detection and response processes, IT systems disaster recovery procedures, risk assessments, reasonable implementation of security controls in accordance with applicable security standards/certifications, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, employee training, penetration testing, cybersecurity insurance, dedicated cybersecurity staff/officer. We also rely on third-party vendor backup/restore, disaster recovery and business continuity procedures as stated in the respective SOC 1 and SOC 2 reports if provided by such vendors as they pertain to certain of our managed services.

Our procedures for assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is evaluated as a component of our broader enterprise risk management program, identified in our risk register and monitored and managed more specifically by our Corporate Security Incident Response Team (CSIRT); (2) the security function works with the CSIRT to help prioritize our risk management processes and help mitigate cybersecurity threats that we believe are more likely to lead to a possible material impact to our business; (3) our ISO evaluates material risks identified from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors (the "Audit Committee"), which reviews and discusses with senior management our overall risk assessment and management.

We use third-party managed service providers to assist us in identifying, assessing, mitigating and managing potential risks from cybersecurity threats. In addition, we engage other advisors from time to time to help identify, assess, mitigate and manage new or developing risks in a changing threat landscape. Such ongoing services and periodic services include professional services from providers such as legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, dark web monitoring services, and forensic investigators (as needed).

We use third-party service providers to perform a variety of functions throughout our business, such as application service providers, software-as-a-service providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and other supply chain resources. We have a vendor management process to help manage cybersecurity risks associated with our use of these providers. This includes risk assessment for each vendor, review of security assessments, supplemental security questionnaires (as needed), security assessment calls with the vendor's security personnel, and imposition of certain information contractual obligations on the vendor. In addition, depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for reviewing and discussing with management our cybersecurity risk assessment and management processes, including our oversight and the steps we take to monitor and help control risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain of our management, including our ISO, who has over 20 years of experience in information security. Our ISO oversees a global team of information security professionals consisting of multiple full time equivalent employees in multiple countries.

Our ISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our ISO (in coordination with our CSIRT) is also responsible for other functions, including preparing for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our CSIRT reviews, approves and prioritizes information security and cybersecurity policies, projects and initiatives. Executive management is responsible for prioritizing initiatives and approving budgets to allocate funding for the foregoing based on feedback from the ISO, the CSIRT and the Audit Committee.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our ISO. The ISO works with our CSIRT to help us mitigate and remediate cybersecurity threats or incidents of which they are notified. The ISO is responsible for designing and promoting general security awareness and training, as well as defining and training relevant participants on our incident response processes. Our security and incident response processes include escalation and reporting to the CSIRT, Disclosure Committee, senior management and Audit Committee for certain information security incidents, as warranted under the circumstances.

The Audit Committee receives periodic reports from the ISO concerning our significant cybersecurity threats and risk, and the processes we have implemented to address them. The Audit Committee also has access to various reports, summaries of reports or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

As of December 31, 2023, the following are the material properties that we occupy:

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

As of February 20, 2024, there were approximately 39 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The chart below compares total stockholder return on an investment of $100 in cash on December 31, 2018, for our common stock, the Nasdaq Stock Market (U.S. companies), and the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends.

Note: Dynavax management cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 -YEAR CUMULATIVE TOTAL RETURN
AMONG DYNAVAX TECHNOLOGIES, NASDAQ MARKET INDEX, AND SIC CODE INDEX

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
DYNAVAX TECHNOLOGIES CORPORATION
NASDAQ U.S.
NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2018
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2023

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

In April 2022, the CDC's Advisory Committee on Immunization Practices ("ACIP") published its universal recommendation for hepatitis B vaccination in adults, advising that all adults aged 19-59 should be vaccinated against hepatitis B. We believe this has helped create a significantly expanded total annual market opportunity of approximately $800 million in the U.S. by 2027, with HEPLISAV-B well positioned to achieve a majority market share. Our annual revenue has continued to grow significantly since the recommendation was made, as a result of our successful efforts to capture a greater share of an expanding market.

We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs. These programs include vaccine candidates under development for shingles, Tdap and plague. Additionally, we are working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and preclinical and clinical collaborations with third-party research organizations.

In addition, we manufacture and have supplied in the past, and could supply in the future, our CpG 1018 adjuvant to a number of global customers, including companies engaged in the development and manufacture of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. While we did not recognize any CpG 1018 adjuvant revenue in 2023, we could see new demand in the future if our collaborators work through their inventory on hand and need additional supply, or new programs utilizing our adjuvant advance to later stages up to and including commercialization. However, long-term demand for CpG 1018 adjuvant supporting COVID-19 or other vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 or other vaccines are approved for use.

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

We have worldwide commercial rights to HEPLISAV-B and we market it in the United States and the European Union. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. In February 2021, we received Marketing Authorization of HEPLISAV-B from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. In March 2023, we received marketing authorization in Great Britain for HEPLISAV-B for the active immunization against hepatitis B virus infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older.

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the year ended December 31, 2023, HEPLISAV-B product revenue, net was $213.3 million.

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

Through December 31, 2023, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed below). As of December 31, 2023, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). As of December 31, 2022, we recorded Advance Payments of $107.7 million included in CEPI accrual. There were no deferred revenue balances related to the CEPI Agreement as of December 31, 2023.

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

Approximately $71.3 million relating to future amounts receivable representing a contract asset from Clover in connection with the CEPI Agreement are classified as other assets (long term) as of December 31, 2023. The classification as long term reflects the timing of expected utilization of CpG 1018 adjuvant for Clover Product expected to be sold under the CEPI Agreement. Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our consolidated balance sheets as of December 31, 2023. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of December 31, 2023. We did not recognize CpG 1018 adjuvant net product revenue from Clover for the year ended December 31, 2023. We recognized CpG 1018 adjuvant net product revenue of $288.0 million from Clover for the year ended December 31, 2022.

In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E previously committed to purchase specified quantities of CpG 1018 adjuvant at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and October 2022, we entered into two amendments to the Bio E Supply Agreement (the “Bio E Amendment No. 1” and the “Bio E Amendment No. 2,” respectively, together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts by Bio E from the Government of India in connection with their advance purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of December 31, 2022 and we had satisfied all delivery obligations thereunder.

As of December 31, 2023, we had no accounts receivable balance from Bio E. During the first quarter of 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of December 31, 2023, the CEPI-Bio E Assignment Agreement resulted in: (i) no accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

We did not recognize CpG 1018 adjuvant net product revenue from Bio E for the year ended December 31, 2023. We recognized CpG 1018 adjuvant net product revenue of $206.2 million from Bio E for the year ended December 31, 2022.

Past performance is not a reliable indicator of future performance, however, and future revenue and associated profit or loss may therefore vary significantly. Specifically, as our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development inventory, we currently expect minimal to no CpG 1018 adjuvant revenue in 2024 associated with these arrangements. See Note 9 - Collaborative Research, Development and License Agreements, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Seasonality

HEPLISAV-B is currently our only revenue-producing product. We believe that HEPLISAV-B product revenue is, and will likely continue to be, subject to seasonal variations. Specifically, HEPLISAV-B product revenue has generally been, and will likely continue to be, lower in the fourth quarter of our fiscal year compared to the third quarter due to holiday schedules and increased focus by healthcare providers on respiratory disease vaccines, including vaccines for influenza, COVID-19 and respiratory syncytial virus, during the fall and winter months.

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

Results of Operations

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2022 to 2023
Revenues:	2023	2022	$	%
HEPLISAV-B	$213,295	$125,937	$87,358	69%
CpG 1018 adjuvant	-	587,708	(587,708)	(100)%
Total product revenue, net	213,295	713,645	(500,350)	(70)%
Other revenue	18,989	9,038	9,951	110%
Total revenues	$232,284	$722,683	$(490,399)	(68)%

HEPLISAV-B product revenue increased by $87.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Approximately $76.5 million of the increase was primarily due to higher volume driven by continued improvement in market share, particularly in the integrated delivery networks and retail segments, and growth in the U.S. hepatitis-B vaccine market related to the Advisory Committee on Immunization Practices ("ACIP") universal recommendation. Approximately $10.9 million of the increase was due to higher net sales price.

There was no CpG 1018 adjuvant product revenue for the year ended December 31, 2023, as we completed all obligations and product delivery under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022.

As our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development inventory, we currently expect minimal to no CpG 1018 adjuvant revenue in 2024. Long-term demand for CpG 1018 adjuvant supporting COVID-19 vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 vaccine is approved for use.

Other revenue primarily includes revenue from our agreement with the DoD. During the year ended December 31, 2023, we recognized $17.6 million of revenue from our agreement with the DoD. The increase in other revenue was primarily driven by the advancement into a nonhuman primate challenge study initiated in August 2023 combined with the recognition of $1.3 million license fee revenue on the achievement of a milestone in connection with a collaboration and license agreement with SIIPL.

Cost of Sales – Product

Cost of sales - product, consists primarily of raw materials, certain fill, finish and overhead costs, and any inventory adjustment charges for HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

Increase
(Decrease) from
Year Ended December 31,	2022 to 2023
Cost of Sales - Product:	2023	2022	$	%
HEPLISAV-B	$50,167	$40,131	$10,036	25%
CpG 1018 adjuvant	-	222,022	(222,022)	(100)%
Total cost of sales - product	$50,167	$262,153	$(211,986)	(81)%

HEPLISAV-B cost of sales-product increased by $10.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Approximately $20.0 million of the increase was primarily due to higher sales volume driven by continued improvement in HEPLISAV-B market share, offset by a decrease of $10.0 million due to lower per-unit manufacturing costs as the result of previous process improvements.

There was no CpG 1018 adjuvant cost of sales-product for the year ended December 31, 2023, as we satisfied all delivery obligations under our CpG 1018 adjuvant collaboration agreements as of December 31, 2022. In addition, CpG 1018 adjuvant cost of sales-product for the year ended December 31, 2022, includes certain one-time charges totaling approximately $45.4 million, comprising an inventory write-off of $34.3 million in connection with cancelled orders and the reduction in demand associated with the Clover Supply Agreement, as amended, and $11.1 million in charges related to certain non-refundable pre-payments made to one of our CMOs regarding certain raw materials costs that are not likely to be manufactured into finished goods inventory.

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

The following is a summary of our research and development expenses (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2022 to 2023
Program Expenses:	2023	2022	$	%
HEPLISAV-B development	$3,486	$3,973	$(487)	(12)%
CpG 1018 adjuvant development	2,140	2,379	(239)	(10)%
Tetanus, diphtheria, and acellular pertussis	6,620	8,994	(2,374)	(26)%
Shingles	14,252	13,943	309	2%
Plague (1)	8,319	4,065	4,254	105%
Other	8,210	5,421	2,789	51%
Other Research and Development Expenses:
Facility costs	2,574	1,871	703	38%
Non-cash stock-based compensation	9,285	5,954	3,331	56%
Total research and development	$54,886	$46,600	$8,286	18%

(1) In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018. Under the agreement, we are conducting a Phase 2 clinical trial and studies combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We are being fully reimbursed by the DoD for the costs of this study, which is recorded in other revenue in our consolidated statements of operations.

Research and development expenses increased by $8.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•
HEPLISAV-B development costs decreased due to lower clinical costs following the completion of the HEPLISAV-B dialysis study and lower other HEPLISAV-B related development costs. This was offset by a $1.1 million expense related to an engineering run performed for product testing purposes in 2023.
•
CpG 1018 adjuvant development costs decreased as supply agreements were fulfilled for our collaborators utilizing CpG 1018 adjuvant in 2022.
•
Shingles program costs increased as we completed activities related to the Phase 1 clinical trial, including presentation of study results at a medical conference in June 2023, and due to trial start up activities, including manufacturing of clinical materials to support the expected initiation of a Phase 1/2 clinical trial in the first half of 2024.
•
Tdap costs decreased as we completed the Phase 1 clinical trial in early 2023, offset by an increase in activities to support initiation of a human challenge study expected in the second half of 2024.
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
•
Non-cash stock-based compensation expense increased primarily due to the need for increased headcount to support the advancement of our clinical vaccine programs.

As we continue to progress our clinical-stage pipeline, we expect research and development expenses to continue to represent a substantial portion of our expenses and to continue to increase, both in dollar amount and proportion of total expense, in future years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related costs for our commercial support personnel, medical education professionals and personnel in executive and other administrative functions, including legal, finance and information technology; costs for outside services such as sales and marketing, post-marketing studies of HEPLISAV-B, accounting, commercial development, consulting, business development, investor relations and insurance; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2022 to 2023
Selling, General and Administrative:	2023	2022	$	%
Compensation and related personnel costs	$63,937	$52,865	$11,072	21%
Outside services	47,374	41,049	6,325	15%
Legal costs	3,981	2,223	1,758	79%
Facility costs	8,585	12,153	(3,568)	(29)%
Non-cash stock-based compensation	29,069	23,118	5,951	26%
Total selling, general and administrative	$152,946	$131,408	$21,538	16%

Selling, general and administrative expenses increased by $21.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

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
•
Non-cash stock-based compensation expense increased primarily due to increased headcount of our field sales team.

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

Bad Debt Expense

We recorded $12.3 million of bad debt expense during the year ended December 31, 2023 in connection with the allowance for doubtful accounts of $12.3 million recorded with respect to outstanding accounts receivable from Bio E and relating to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement. The allowance for doubtful accounts was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3, and Bio E's dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

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

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2022 to 2023
	2023	2022	$	%
Interest income	$31,993	$7,912	$24,081	304%
Interest expense	$(6,757)	$(6,732)	$25	(0)%
Sublease income	$7,577	$7,685	$(108)	(1)%
Change in fair value of warrant liability	$-	$1,801	$(1,801)	(100)%
Other	$(152)	$111	$(263)	(237)%

•
Interest income increased due to higher yields and balances in our marketable securities portfolio.
•
The change in the fair value of warrant liability resulted primarily from the warrants, which expired in February 2022. There were no warrants outstanding as of December 31, 2023.
•
The change in other is primarily due to foreign currency transactions and related fluctuations in the value of the Euro compared to the U.S. dollar.

Income Taxes

Our income tax expense and effective income tax rate were as follows (in thousands, except for percentages):

			Increase
			(Decrease) from
	Year Ended December 31,		2022 to 2023
	2023	2022	$	%
Income tax expense	$2,022	$1,143	$879	77%
Effective income tax rate	(46.3)%	0.4%	-	-

Income tax expense increased by $0.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our income tax expense of $2.0 million and $1.1 million for the years ended December 31, 2023 and 2022 which is primarily comprised of state and foreign income tax expense. Our effective tax rate for the year ended December 31, 2023 was (46.3)%, which is primarily comprised of state and foreign income tax expense.

Liquidity and Capital Resources

As of December 31, 2023, we had $742.3 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of December 31, 2023, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of December 31, 2023, we had no CEPI-related net accounts receivable relating to Bio E. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million as of December 31, 2023, respectively. As of December 31, 2023, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.

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

As of December 31, 2023, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $2.8 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. See Note 10 – Convertible Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of December 31, 2023, we had approximately $120.0 million remaining under the ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the year ended December 31, 2023, we recorded a net loss of $6.4 million. For the year ended December 31, 2022, we recorded a net income of $293.2 million. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

During the year ended December 31, 2023, we generated $100.6 million of cash from our operations, which consisted of a net loss of $6.4 million, a $46.7 million of net adjustments from non-cash items, which included stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on marketable securities and bad debt expense, and approximately $61.2 million net changes from operating assets and liabilities, which included a decrease of $43.3 million in accounts and other receivables, net and an increase of $19.8 million in accrued and other liabilities. By comparison, during the year ended December 31, 2022, we generated $62.7 million of cash from our operations, which consisted of our net income of $293.2 million, a $69.0 million of net adjustments from non-cash items, which included stock-based compensation, change in fair value of warrant liability, non-cash interest expense, depreciation and amortization, amortization of right-of-use assets, accretion of discount on marketable securities and inventory write-off, and approximately $298.4 million net changes from operating assets and liabilities, which included $349.9 million decrease in deferred revenue due to the fulfillment of our obligations to deliver CpG 1018 adjuvant to our collaboration partners, $24.8 million decrease in accrued liabilities and other liabilities, $159.7 million decrease in prepaid manufacturing, which converted into CpG 1018 adjuvant inventory during 2022, $32.4 million increase in inventories and $21.1 million decrease in CEPI accrual. Overall, cash provided by our operations during the year ended December 31, 2023 increased by $37.8 million compared to the same period in December 31, 2022. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the year ended December 31, 2023, net cash used in investing activities was $153.9 million compared to $316.0 million of cash used in investing activities for the year ended December 31, 2022. Cash used in investing activities during the year ended December 31, 2023 included $150.8 million of net purchases of marketable securities compared to $309.9 million of net purchases of marketable securities for the year ended December 31, 2022.

During the year ended December 31, 2023, net cash provided by financing activities was $1.4 million. During the year ended December 31, 2022, net cash provided by financing activities was $19.5 million. Cash used in financing activities for the year ended December 31, 2023 included $6.5 million for the payments of taxes related to net share settlement of restricted stock units ("RSUs"), partially offset by proceeds received from the exercise of options and from share purchases under our employee stock purchase plan for $7.9 million combined. Cash provided by financing activities for the year ended December 31, 2022 included proceeds of $8.5 million from warrants exercised, and proceeds of $11.1 million from the exercise of stock options and employee stock purchase plan.

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

We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income was $7.6 million, $7.7 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Sublease income is included in other income (expense) in our consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord is shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 in a private placement. The purchasers also partially exercised their option to purchase additional Convertible Notes in May 2021 and we issued an additional $25.5 million of the Convertible Notes. As of December 31, 2023, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $2.8 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.

In May 2021, we repaid the principal on the term loans (the "Term Loans") under the term loan agreement (“Loan Agreement”) with CRG Servicing LLC in full. With the full repayment of the Term Loans, all security interests, covenants, liens and encumbrances under the Loan Agreement were permanently released.

We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. In November 2013, we entered into a Commercial Manufacturing and Supply Agreement with Baxter Pharmaceutical Solutions LLC (“Baxter”) that was amended in September 2021 (as amended, the “Baxter Agreement”). Baxter provides formulation, fill and finish services and produces HEPLISAV-B for commercial use. Pursuant to the Baxter Agreement, we are obligated to purchase an annual minimum number of batches of HEPLISAV-B through December 31, 2026, and there are certain limits on the number of batches that Baxter is required to produce. As of December 31, 2023, our aggregate minimum commitment under the Baxter Agreement was $11.4 million within the next 12 months, and $24.5 million beyond the next 12 months.

On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). As of December 31, 2023, our aggregate minimum commitment for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement was $7.4 million for the 12 months following December 31, 2023.

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

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021, May 2022 and September 2023, we received $1.0 million from TriSalus because it met pre-commercialization milestones. We recorded the proceeds as gain on sale of assets in our consolidated statements of operations. We paid Holdings $0.5 million in each of September 2021, May 2022 and October 2023. We included the payments in selling, general and administrative expenses in our consolidated statements of operations. No liability has been recorded under this agreement as of December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in highly liquid investments in money market funds, U.S. government agency securities, U.S. treasuries and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of investments would be $7.0 million or $9.0 million as of December 31, 2023, compared to $4.1 million or $5.1 million as of December 31, 2022, respectively.

Due to the short duration and nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.

Foreign Currency Risk

We have certain investments outside the U.S. for the operations of Dynavax GmbH, Dynavax India LLP, and a branch of Dynavax registered in Italy, with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2023 and 2022 was a $3.0 million and $4.0 million loss, respectively, primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2023 and 2022, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Reserves for returns on product revenue
Description of the Matter

During the year ended December 31, 2023, the Company’s net product revenues for HEPLISAV-B were $213.3 million. As explained in Note 2 of the consolidated financial statements, revenue from product sales includes estimates of variable consideration for which reserves are established, including reserves for product returns.

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

To test the Company’s reserves for returns on product revenue, our audit procedures included, among other procedures, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the assumptions used by management to estimate its reserves. To test management’s assumptions, we inspected agreements with significant Customers to validate the rights of return policy, obtained written representations from members of the commercial and market access functions regarding changes to the terms and conditions reported to the legal and accounting departments, examined credit memos issued during and after year end for unusual items or trends not consistent with the Company’s analysis of product returns, performed revenue cutoff testing at period end to assess whether there were unusual trends that should have been considered in the Company analysis of product returns and compared the shipment reports to Customers sell through information to assess the extent of inventory in the distribution channel. We also performed sensitivity analyses over the Company’s return rate to assess the effect of changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.

San Francisco, California

February 22, 2024

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$150,279	$202,004
Marketable securities available-for-sale	592,023	422,391
Accounts receivables, net of allowance for doubtful accounts of $12,313 and $0 at December 31, 2023 and December 31, 2022, respectively	40,607	145,130
Other receivables	3,926	2,385
Inventories	53,290	59,446
Prepaid expenses and other current assets	18,995	85,629
Total current assets	859,120	916,985
Property and equipment, net	37,297	37,596
Operating lease right-of-use assets	24,287	25,745
Goodwill	2,067	2,006
Other assets (Note 9)	74,325	3,518
Total assets	$997,096	$985,850
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,245	$3,211
Accrued research and development	2,982	4,775
CEPI accrual (Note 9)	-	107,738
Accrued liabilities (Note 7)	49,448	30,719
Other current liabilities	4,520	3,631
Total current liabilities	62,195	150,074
Convertible Notes, net of debt discount of $2,802 and $3,922 at December 31, 2023 and December 31, 2022, respectively (Note 10)	222,698	221,578
Long-term portion of lease liabilities	29,720	32,801
CEPI accrual long-term (Note 9)	60,337	-
Other long-term liabilities	74	384
Total liabilities	375,024	404,837
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at December 31, 2023, and 2022; zero shares outstanding at December 31, 2023 and 2022	-	-
Common stock: $0.001 par value; 278,000 shares authorized at December 31, 2023 and 2022; 129,530 shares and 127,604 shares issued and outstanding at December 31, 2023 and 2022, respectively	130	128
Additional paid-in capital	1,554,634	1,510,518
Accumulated other comprehensive loss	(2,108)	(5,438)
Accumulated deficit	(930,584)	(924,195)
Total stockholders’ equity	622,072	581,013
Total liabilities and stockholders’ equity	$997,096	$985,850

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product revenue, net	$213,295	$713,645	$437,099
Other revenue	18,989	9,038	2,343
Total revenues	232,284	722,683	439,442
Operating expenses:
Cost of sales - product	50,167	262,153	173,572
Research and development	54,886	46,600	32,228
Selling, general and administrative	152,946	131,408	100,156
Gain on sale of assets (Note 8)	(1,000)	(1,000)	(1,000)
Bad debt expense (Note 9)	12,313	-	-
Total operating expenses	269,312	439,161	304,956
(Loss) income from operations	(37,028)	283,522	134,486
Other (expense) income:
Interest income	31,993	7,912	140
Interest expense	(6,757)	(6,732)	(11,176)
Sublease income	7,577	7,685	7,735
Loss on debt extinguishment (Note 11)	-	-	(5,232)
Change in fair value of warrant liability (Note 14)	-	1,801	(49,354)
Other	(152)	111	922
Net (loss) income before income taxes	(4,367)	294,299	77,521
Provision for income taxes	(2,022)	(1,143)	(808)
Net (loss) income	$(6,389)	$293,156	$76,713
Undistributed earnings allocated to participating securities	-	(283)	(4,569)
Net (loss) income allocable to common stockholders	$(6,389)	$292,873	$72,144
Net (loss) income per share allocable to common stockholders
Basic	$(0.05)	$2.32	$0.62
Diluted	$(0.05)	$1.97	$0.57
Weighted-average shares used in computing net (loss) income per share allocable to common stockholders:
Basic	128,733	126,398	116,264
Diluted	128,733	150,797	133,006

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(6,389)	$293,156	$76,713
Other comprehensive income (loss), net of tax:
Change in unrealized loss on marketable securities available-for-sale	2,251	(1,407)	(30)
Cumulative foreign currency translation adjustments	1,079	(1,765)	(2,509)
Total other comprehensive income (loss)	3,330	(3,172)	(2,539)
Total comprehensive (loss) income	$(3,059)	$289,984	$74,174

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Preferred Stock
	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2020	110,190	$110	4	$-	$1,352,374	$273	$(1,294,064)	$58,693
Conversion of preferred stock	4,140	4	(4)	-	(4)	-	-	-
Issuance of common stock upon exercise of stock options	1,035	2	-	-	6,682	-	-	6,684
Issuance of common stock upon release of restricted stock awards	525	-	-	-	(107)	-	-	(107)
Issuance of common stock under Employee Stock Purchase Plan	217	-	-	-	841	-	-	841
Issuance of common stock upon exercise of warrants	3,959	4	-	-	59,884	-	-	59,888
Issuance of common stock, net of issuance costs, in conjunction with an At Market Sales Agreement (Note 14)	2,879	3	-	-	28,153	-	-	28,156
Issuance of capped call options (Note 10)	-	-	-	-	(27,240)	-	-	(27,240)
Stock compensation expense	-	-	-	-	21,285	-	-	21,285
Total other comprehensive loss	-	-	-	-	-	(2,539)	-	(2,539)
Net income	-	-	-	-	-	-	76,713	76,713
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of stock options	1,194	2	-	-	9,638	-	-	9,640
Issuance of common stock upon release of restricted stock awards	1,432	1	-	-	(1)	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	154	-	-	-	1,430	-	-	1,430
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Stock compensation expense	-	-	-	-	32,915	-	-	32,915
Total other comprehensive loss	-	-	-	-	-	(3,172)	-	(3,172)
Net income	-	-	-	-	-	-	293,156	293,156
Balances at December 31, 2022	127,604	$128	-	$-	$1,510,518	$(5,438)	$(924,195)	$581,013
Issuance of common stock upon exercise of stock options	850	1	-	-	6,360	-	-	6,361
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	915	1	-	-	(6,371)	-	-	(6,370)
Issuance of common stock under Employee Stock Purchase Plan	161	-	-	-	1,535	-	-	1,535
Stock compensation expense	-	-	-	-	42,592	-	-	42,592
Total other comprehensive income	-	-	-	-	-	3,330	-	3,330
Net loss	-	-	-	-	-	-	(6,389)	(6,389)
Balances at December 31, 2023	129,530	$130	-	$-	$1,554,634	$(2,108)	$(930,584)	$622,072

See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net (loss) income	$(6,389)	$293,156	$76,713
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,342	3,812	4,296
Amortization of right-of-use assets	2,934	2,856	2,762
Inventory write-off	-	34,288	2,588
Amortization of premiums (accretion of discounts) on marketable securities	(16,555)	(4,181)	470
Loss on debt extinguishment	-	-	5,232
Change in fair value of warrant liability	-	(1,801)	49,354
Stock-based compensation expense	42,592	32,915	21,285
Non-cash interest expense	1,120	1,088	1,608
Gain on sale of assets	(1,000)	(1,000)	(1,000)
Bad debt expense (Note 9)	12,313	-	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	43,268	(15,699)	(109,155)
Inventories	3,909	(32,399)	(234)
Prepaid manufacturing	-	159,655	(130,232)
Prepaid expenses and other current assets	(4,673)	(11,865)	(64,558)
Other assets	570	87	175
Accounts payable	1,952	691	(767)
CEPI accrual (Note 9)	-	(21,110)	128,848
Lease liabilities	(3,629)	(3,125)	(3,234)
Deferred revenue	-	(349,864)	311,652
Accrued and other liabilities	19,809	(24,788)	39,725
Net cash provided by operating activities	100,563	62,716	335,528
Investing activities
Purchases of marketable securities	(636,921)	(632,306)	(164,928)
Proceeds from maturities and redemptions of marketable securities	486,097	322,450	187,630
Purchases of property and equipment, net	(4,104)	(7,139)	(9,477)
Proceeds from sale of assets, net of transaction costs	1,000	1,000	1,000
Net cash (used in) provided by investing activities	(153,928)	(315,995)	14,225
Financing activities
Proceeds from issuances of common stock, net	-	-	28,156
Proceeds from issuance of Convertible Notes, net	-	-	219,822
Purchases of capped call options	-	-	(27,240)
Repayment of long-term debt	-	-	(190,194)
Proceeds from warrants exercises	-	8,455	17,814
Proceeds from exercise of stock options and/or release of restricted stock awards, net	6,360	9,639	6,577
Proceeds from Employee Stock Purchase Plan	1,535	1,431	841
Payments for taxes related to net share settlement of RSUs	(6,509)	-	-
Net cash provided by financing activities	1,386	19,525	55,776
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	324	(443)	(1,431)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(51,655)	(234,197)	404,098
Cash and cash equivalents, and restricted cash at beginning of year	202,211	436,408	32,310
Cash and cash equivalents, and restricted cash at end of year	$150,556	$202,211	$436,408
Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$2,014	$2,208	$1,312
Cash paid during the year for interest	$5,638	$5,638	$9,815
Reclassification of contract asset from other current assets to other assets	$71,307	$-	$-
Reclassification of CEPI accrual to CEPI accrual long-term	$(60,337)	$-	$-
Advance Payments forgiven per CEPI-Bio E Assignment Agreement (Note 9)	$(47,401)	$-	$-
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$299	$1,015	$591
Right-of-use assets obtained in exchange for operating lease liabilities	$1,332	$2,848	$2,468

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

We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018® adjuvant, the adjuvant used in HEPLISAV-B, to develop improved vaccines in indications with unmet medical needs. These programs include vaccine candidates under development for shingles and Tdap, and a plague vaccine candidate program in collaboration with and fully funded by the U.S. Department of Defense ("DoD").

Additionally. we manufacture and have supplied in the past CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, through both commercial supply agreements, and through preclinical and clinical research collaborations with third-party organizations. As of December 31, 2022, we had satisfied all delivery obligations under our commercial supply agreements.

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

As of December 31, 2023 and 2022, the cumulative translation adjustments balance was $(3.0) million and $(4.0) million, respectively, primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. For the years ended December 31, 2023, 2022 and 2021, we reported an unrealized foreign currency translation gain (loss) of $1.1 million, $(1.8) million and $(2.5) million, respectively. Realized gains and losses resulting from currency transactions are included in other (expense) income in the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, we reported a (loss) gain of $(0.1) million, $0.1 million and $0.9 million, respectively, resulting from currency transactions in our consolidated statements of operations.

Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that we operate in one operating segment that is focused on the discovery, development, and commercialization of innovative vaccines. Net assets outside of the U.S. were less than 10% of total net assets as of December 31, 2023 and 2022.

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

We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Commencing with our adoption of (“ASC”) 326, Financial Instruments — Credit Losses (“ASC 326") on January 1, 2023, we determine whether a decline in the fair value of our available-for-sale ("AFS") debt securities below their amortized cost basis (i.e., an impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairments (if any) are recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Both the allowance and the adjustment to net income can be reversed if conditions change. To date, there have been no declines in fair value that have been identified as a credit-related impairment.

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

Our accounts receivable balance consists, primarily, of amounts due from product sales. Accounts receivable are recorded net of reserves for chargebacks, distribution fees, trade discounts and doubtful accounts. We estimate our allowance for doubtful accounts based on an evaluation of the aging of our receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. During the year ended December 31, 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Biological E. Limited's (“Bio E”) credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (See Note 9), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India. As of December 31, 2023 and 2022, three customers collectively represented approximately 81% and 78% of our HEPLISAV-B trade receivable balance, respectively. As of December 31, 2023, we had no CpG 1018 adjuvant trade receivable balance. As of December 31, 2022, one customer represented approximately 100% of our CpG 1018 adjuvant trade receivable balance.

Our product candidates will require approval from the United States Food and Drug Administration ("FDA") and foreign regulatory agencies before commercial sales can commence. There can be no assurance that our product candidates will receive any of these required approvals. The denial or delay of such approvals may have a material adverse impact on our business and may impact our business in the future. In addition, after the approval of HEPLISAV-B by the FDA, there is still an ongoing risk of adverse events that did not appear during the drug approval process that could affect our authorizations in the future.

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

Our long-lived assets located in the United States as of December 31, 2023 and 2022, represented 31% and 34% of our total assets, respectively, and the remaining long-lived assets were located in Germany.

Inventories

HEPLISAV-B Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the years ended December 31, 2023 and 2022, there were no inventory reserves or write-offs recognized.

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

CpG 1018 Adjuvant Inventories

Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the year ended December 31, 2023, there was no remaining CpG 1018 adjuvant inventory balance. For the year ended December 31, 2022, we recorded $34.3 million of inventory write-off to cost of sales - product, in connection with cancelled orders and the reduction in demand for CpG 1018 adjuvant reflected in the Clover Supply Agreement, as amended (See Note 9).

Long-Lived Assets

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Additions, major renewals and improvements are capitalized, while repair and maintenance costs are charged to expense as incurred. Leasehold improvements are amortized over the remaining life of the initial lease term or the estimated useful lives of the assets, whichever is shorter.

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

Leases

We determine if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset, and whether we have the right to control the identified asset. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and long-term portion of lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. The classification of our leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of ROU assets and lease liabilities is based on the present value of future lease payments over the lease term. The ROU asset also includes the effect of any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable.

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

We have elected not to apply the recognition requirements of Accounting Standards Codification ASC 842, Leases ("ASC 842"), for short-term leases. We have also elected the practical expedient to not separate lease components from non-lease components.

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

Overall, product revenue, net - HEPLISAV-B, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

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

Overall, product revenue, net - CpG 1018 adjuvant, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. Our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development inventory. Accordingly, we did not recognize CpG 1018 adjuvant net product revenue during the year ended December 31, 2023.

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

Stock-Based Compensation

Stock-based compensation expense for restricted stock units ("RSUs"), market-based performance stock units ("PSUs") and stock options is estimated at the grant date based on the award’s estimated fair value.

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

Fair value of RSUs is determined at the date of grant using our closing stock price, with the exception of PSUs, which are measured using the Monte Carlo simulation method on the date of grant. Our determination of the fair value of stock options on the date of grant using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of subjective variables. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value-based measurement of our stock options. The Black-Scholes model requires the use of subjective assumptions, which determine the fair value-based measurement of stock options. These assumptions include, but are not limited to, our expected stock price volatility over the term of the awards, and projected employee stock option exercise behaviors. In the future, as additional empirical evidence regarding these input estimates becomes available, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of stock options granted in the future. Changes in the fair value of stock awards could materially impact our operating results.

Our current estimate of volatility is based on the historical volatility of our stock price. To the extent volatility in our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation expense recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while considering options that have not yet completed a full life cycle. Stock-based compensation expense is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation expense could be materially impacted in the period of revision. There have been no material adjustments to these estimates during the years presented.

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

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which was codified in Accounting Standards Codification ASC 326, Financial Instruments — Credit Losses. The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Because we were a smaller reporting company based on the most recent determination as of November 15, 2019, ASC 326 became effective for us for fiscal years beginning after December 15, 2022. As such, we adopted ASC 326 effective January 1, 2023, utilizing the modified retrospective transition method. Upon adoption, we updated our impairment model to utilize a forward-looking current expected credit losses (“CECL”) model in place of the incurred loss methodology for financial instruments measured at amortized cost, primarily including our accounts receivable and contract asset. In relation to AFS debt securities, the guidance eliminates the concept of “other-than-temporary” impairment, and instead focuses on determining whether any impairment is a result of a credit loss or other factors. The adoption of ASC 326 did not have a material impact on our consolidated financial statements as of the adoption date.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the years ended December 31, 2023 and 2022.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Money market funds	$131,635	$-	$-	$131,635
U.S. treasuries	-	74,237	-	74,237
U.S. government agency securities	-	216,688	-	216,688
Corporate debt securities	-	308,552	-	308,552
Total assets	$131,635	$599,477	$-	$731,112

	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets
Money market funds	$172,418	$-	$-	$172,418
U.S. treasuries	-	42,308	-	42,308
U.S. government agency securities	-	88,032	-	88,032
Corporate debt securities	-	292,051	-	292,051
Total assets	$172,418	$422,391	$-	$594,809

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

Warrants were issued in connection with the underwritten public offering in August 2019 and are accounted for as a derivative liability at fair value (See Note 14). The fair value of the warrant liability was estimated using the Black-Scholes model, which requires assumptions such as expected term, expected volatility and risk-free interest rate. These assumptions are subjective and require judgment to develop. Expected term is estimated using the full remaining contractual term of the warrants. We determine expected volatility based on our historical common stock price volatility. The warrant liability was classified as a Level 3 instrument as its value was based on unobservable inputs that are supported by little or no market activity. As of December 31, 2022, all 1,882,600 of the outstanding warrants as of December 31, 2021 have been exercised or expired.

The following table provides a summary of changes in the fair value warrant liability for year ended December 31, 2022 (in thousands):

Balance at December 31, 2021	$18,016
Decrease in fair value of warrants exercised	(1,801)
Warrants exercised or expired	(16,215)
Balance at December 31, 2022	$-

4.
Cash and Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$150,279	$202,004	$436,189
Restricted cash (1)	277	207	219
Total cash and cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$150,556	$202,211	$436,408

(1) Restricted cash is included in "Other assets" in the Consolidated Balance Sheets.

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (See Note 8).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2023
Cash and cash equivalents:
Cash	$11,190	$-	$-	$11,190
Money market funds	131,635	-	-	131,635
Corporate debt securities	7,453	1	-	7,454
Total cash and cash equivalents	150,278	1	-	150,279
Marketable securities available-for-sale:
U.S. treasuries	74,109	172	(44)	74,237
U.S. government agency securities	216,265	692	(269)	216,688
Corporate debt securities	300,803	315	(20)	301,098
Total marketable securities available-for-sale	591,177	1,179	(333)	592,023
Total cash and cash equivalents, and marketable securities	$741,455	$1,180	$(333)	$742,302
December 31, 2022
Cash and cash equivalents:
Cash	$29,586	$-	$-	$29,586
Money market funds	172,418	-	-	172,418
Total cash and cash equivalents	202,004	-	-	202,004
Marketable securities available-for-sale:
U.S. treasuries	42,502	-	(194)	42,308
U.S. government agency securities	88,429	-	(397)	88,032
Corporate debt securities	292,865	12	(826)	292,051
Total marketable securities available-for-sale	423,796	12	(1,417)	422,391
Total cash and cash equivalents, and marketable securities	$625,800	$12	$(1,417)	$624,395

The maturities of our marketable securities available-for-sale are as follows (in thousands):

.	December 31, 2023
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$440,131	$440,104
Mature after one year through two years	151,046	151,919
	$591,177	$592,023

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

There were no realized gains or losses from the sale of marketable securities for the years ended December 31, 2023 and 2022. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. For the year ended December 31, 2023, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of December 31, 2023. As such, there have been no declines in fair value that have been identified as a credit-related impairment.

5.
Inventories

The following table presents inventories (in thousands):

	December 31,
	2023	2022
Raw materials	$27,256	$25,517
Work-in-process	18,954	23,934
Finished goods	7,080	9,995
Total	$53,290	$59,446

6.
Property and Equipment, net

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2023	2022
Manufacturing equipment	5-13	$15,752	$15,139
Lab equipment	5-13	2,827	2,360
Computer equipment	3	5,060	4,720
Furniture and fixtures	3-13	2,467	2,464
Leasehold improvements	2-12	37,201	28,822
Assets in progress		5,822	11,613
		69,129	65,118
Less accumulated depreciation and amortization		(31,832)	(27,522)
Total		$37,297	$37,596

Depreciation and amortization expense on property and equipment was $4.3 million, $3.8 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7.
Current Accrued Liabilities

Current accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Payroll and related expenses	$17,069	$14,261
Revenue reserve accruals	21,004	10,552
Accrued inventory	4,456	2,209
Other accrued liabilities	6,919	3,697
Total	$49,448	$30,719

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

We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income was $7.6 million, $7.7 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Sublease income is included in other income (expense) in our consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$5,563	$6,222	$6,265

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2023, 2022, and 2021 was $7.2 million, $6.8 million, and $7.0 million, respectively and were included in change in lease liabilities in our consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	December 31,
	2023	2022
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,496	$3,631
Long-term portion of lease liabilities	29,720	32,801
Total operating lease liabilities	$34,216	$36,432

As of December 31, 2023, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2024	$5,684	$7,605
2025	5,854	6,980
2026	6,030	6,122
2027	6,211	6,052
2028	6,397	6,215
Thereafter	15,103	15,062
Total	$45,279	48,036
Less:
Present value adjustment		(13,820)
Total		$34,216

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	December 31,
	2023	2022
Weighted average remaining lease term	6.7 years	7.6 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of December 31, 2023, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $43.4 million. The following summarizes our material purchase commitments at December 31, 2023 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Years ending December 31,	(in thousands)
2024	$18,866
2025	11,983
2026	12,516
2027	-
2028	-
Thereafter	-
Total	$43,365

On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). As of December 31, 2023, our aggregate minimum commitment for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement was $7.4 million within the next 12 months. As of December 31, 2022, we had no non-cancelable purchase and other commitments for the supply of CpG 1018 adjuvant.

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

As of December 31, 2023, the aggregate principal amount of our convertible senior notes ("Convertible Notes") was $225.5 million, excluding debt discount of $2.8 million (See Note 10).

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through December 30, 2023 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2023 and 2022.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021, May 2022 and September 2023, we received $1.0 million from TriSalus because it met pre-commercialization milestones. We recorded the proceeds as gain on sale of assets in our consolidated statements of operations. We paid Holdings $0.5 million in each of September 2021, May 2022 and October 2023. We included the payments in selling, general and administrative expenses in our consolidated statements of operations.

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

Through December 31, 2023, we received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed above). As of December 31, 2023, remaining Advance Payments totaling $60.3 million in CEPI accrual long-term were reflected in our consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). As of December 31, 2022, we recorded Advance Payments of $107.7 million included in CEPI accrual. There were no deferred revenue balances related to the CEPI Agreement as of December 31, 2023 and December 31, 2022.

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

The contract asset of $71.3 million relating to Clover was included in other current assets as of December 31, 2022. The contract asset was subsequently reclassified to other assets (long term) and remains classified in other assets (long term) as of December 31, 2023. The contract asset was reclassified to other assets (long term) to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product.

Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our consolidated balance sheets as of December 31, 2023. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of December 31, 2023 and December 31, 2022. We did not recognize CpG 1018 adjuvant net product revenue from Clover for the year ended December 31, 2023. We recognized CpG 1018 adjuvant net product revenue of $288.0 million for the year ended December 31, 2022.

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

As of December 31, 2023, we had no accounts receivable balance from Bio E. During the first quarter of 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of December 31, 2023, the CEPI-Bio E Assignment Agreement resulted in: (i) no accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

We did not recognize CpG 1018 adjuvant net product revenue from Bio E for the year ended December 31, 2023. We recognized CpG 1018 adjuvant net product revenue of $206.2 million for the year ended December 31, 2022.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we are conducting a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. In July 2023, we executed a contract modification with the DoD to support advancement into a nonhuman primate challenge study, with the agreement now totaling $33.7 million through 2025. For the years ended December 31, 2023 and 2022, we recognized revenue of $17.6 million and $8.8 million, respectively, which is included in other revenue in our consolidated statements of operations.

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
•
During the five business day period after any ten consecutive trading day period (the “measurement period”), in which the “trading price” (as defined in the indenture governing the Convertible Notes) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
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

Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the consolidated balance sheets as of December 31, 2023.

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

We accounted for the Convertible Notes as a single liability in accordance with ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). As of December 31, 2023, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $2.8 million as a long-term liability on the consolidated balance sheets. As of December 31, 2023, the fair value of the Convertible Notes was $330.1 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Year Ended December 31,
	2023	2022
Stated coupon interest	$5,636	$5,638
Amortization of debt issuance cost	1,121	1,094
Total interest expense	$6,757	$6,732

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

We recorded $7.0 million of interest expense related to the Term Loans during the year ended December 31, 2021.

12.
Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$213,295	$-	$213,295	$124,996	$941	$125,937	$61,870	$-	$61,870
CpG 1018 adjuvant	-	-	-	-	587,708	587,708	-	375,229	375,229
Total product revenue, net	$213,295	$-	$213,295	$124,996	$588,649	$713,645	$61,870	$375,229	$437,099
Other revenue	17,650	1,339	18,989	8,774	264	9,038	1,915	428	2,343
Total revenues	$230,945	$1,339	$232,284	$133,770	$588,913	$722,683	$63,785	$375,657	$439,442

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

The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Year Ended
	December 31,
	2023	2022	2021
Largest customer	28%	21%	21%
Second largest customer	27%	17%	19%
Third largest customer	17%	16%	19%

The following table summarizes CpG 1018 adjuvant product revenue from each of our three largest collaboration partners (as a percentage of total CpG 1018 adjuvant product revenue):

	Year Ended
	December 31,
	2023	2022	2021
Largest collaboration partner	0%	49%	49%
Second largest collaboration partner	0%	35%	24%
Third largest collaboration partner	0%	12%	19%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments related to prior periods	Balance at End of Period
Year ended December 31, 2023:
Accounts receivable reserves (1)	$8,179	$55,604	$(54,143)	$(2,629)	$7,011
Revenue reserve accruals (2)	$10,552	$46,062	$(38,207)	$2,597	$21,004
Year ended December 31, 2022:
Accounts receivable reserves (1)	$3,823	$34,758	$(30,402)	$-	$8,179
Revenue reserve accruals (2)	$8,253	$24,806	$(22,507)	$-	$10,552

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

	Balance at Beginning of Period	Additions	Subtractions	Reclassification (1)	Balance at End of Period
Year ended December 31, 2023:
Contract asset, included in other current assets (2)	$71,965	$17,650	$(16,919)	$(71,307)	$1,389
Contract asset, included in other assets (long term)	$-	$-	$-	$71,307	$71,307
Year ended December 31, 2022:
Contract asset	$62,525	$17,556	$(8,116)	$-	$71,965

(1) The Clover contract asset was reclassified to long term assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. See Note 9 for further discussion.

(2) The $1.4 million of contract asset is derived from our agreement with the DoD.

13.
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

The numerators and denominators of the basic net (loss) income and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Numerator
Net (loss) income	$(6,389)	$293,156	$76,713
Less: undistributed earnings allocated to participating securities		(283)	(4,569)
Net (loss) income allocable to common stockholders, basic	(6,389)	292,873	72,144
Add: undistributed earnings allocated to Series B and warrants	-	283	4,569
Less: undistributed earnings allocated to Series B and warrants	-	-	(4,190)
Add: interest expense on convertible notes	-	5,044	3,168
Less: removal of change in fair value of warrant liability	-	(1,801)	-
Net (loss) income allocable to common stockholders, diluted	$(6,389)	$296,399	$75,691
Denominator
Weighted average shares used to compute net (loss) income allocable to common stockholders per share, basic	128,733	126,398	116,264
Effect of dilutive shares:
Stock-based compensation plans	-	2,774	3,075
Convertible Notes (as converted to common stock)	-	21,543	13,667
Effect of dilutive warrants	-	82	-
Weighted average shares used to compute net (loss) income allocable to common stockholders per share, diluted	128,733	150,797	133,006

The following were excluded from the calculation of diluted net (loss) income per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	December 31,
	2023	2022	2021
Outstanding securities not included in diluted net (loss) income allocable to common stockholders per share calculation (in thousands):
Stock options and stock awards	15,158	7,165	5,953
Convertible Notes (as converted to common stock)	21,543	-	-
Warrants (as exercisable into common stock)	-	-	1,883

14.
Common Stock and Warrants

Common Stock Outstanding

As of December 31, 2023, there were 129,530,228 shares of our common stock outstanding.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of December 31, 2023, we had approximately $120.0 million remaining under the ATM Agreement.

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

In May 2022, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 15,000,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 32,600,000 shares of common stock. As of December 31, 2023, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans (the "Plans").

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of December 31, 2023, there were 9,388,428 shares of common stock reserved for issuance under the Amended 2018 EIP.

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

Stock Options

The following table summarizes the activity of stock options for the year ended December 31, 2023:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	9,339	$10.70	4.61	$16,291
Options granted	1,982	11.17
Options exercised	(850)	7.48
Options cancelled:
Options forfeited (unvested)	(90)	10.93
Options expired (vested)	(261)	21.39
Balance at December 31, 2023	10,120	$10.78	4.18	$37,388
Vested and expected to vest at December 31, 2023	9,976	$10.77	4.15	$37,024
Exercisable at December 31, 2023	7,014	$10.40	3.50	$29,613

Stock-based compensation expense related to options was approximately $18.7 million, $17.2 million and $11.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $5.0 million, $7.7 million, and $7.9 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.

The total fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $19.5 million, $17.5 million and $9.0 million, respectively.

Restricted Stock Units

The following table summarizes the activity of RSUs for the year ended December 31, 2023:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2022	3,479	$11.00
Granted	2,748	11.48
Vested (1)	(1,515)	10.13
Forfeited	(267)	11.45
Non-vested as of December 31, 2023	4,445	$11.57

(1) Inclusive of approximately 600,145 RSUs for the year ended December 31, 2023, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Stock-based compensation expense related to RSUs was approximately $20.4 million, $13.2 million and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate fair value of the RSUs outstanding as of December 31, 2023, 2022 and 2021, based on our stock price on that date, was $62.2 million, $37.0 million and $37.3 million, respectively.

The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $16.1 million, $15.7 million and $4.7 million, respectively.

Market-based Performance Stock Units

We granted PSUs to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the year ended December 31, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2022	193	$11.62
Granted	364	18.25
Non-vested as of December 31, 2023	557	$15.95

Stock-based compensation expense related to PSUs was approximately $2.5 million, $0.8 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate intrinsic value of the PSUs outstanding as of December 31, 2023, 2022 and 2021, based on our stock price on that date, was $7.8 million, $2.1 million and $3.3 million, respectively.

Performance-based Options

As of December 31, 2023, approximately 36,000 shares underlying performance-based options were outstanding.

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

	Stock Options			Market-Based Performance Stock Units			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average fair value	$7.32	$7.95	$7.17	$18.25	$11.62	$8.40	$5.35	$7.37	$6.48
Risk-free interest rate	4.0%	2.0%	0.7%	4.3%	1.7%	From 0.03% to 1.92%	4.9%	2.1%	0.1%
Expected life (in years)	4.5	4.5	4.5	2.9	2.9	2.9	1.3	1.3	1.2
Expected volatility	0.8	0.8	0.9	0.9	0.9	0.9	0.7	1.0	1.0

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

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Year Ended December 31,
	2023	2022	2021
Employees and directors stock-based compensation expense	$42,592	$32,915	$21,285

	Year Ended December 31,
	2023	2022	2021
Research and development	$9,285	$5,954	$3,818
Selling, general and administrative	29,069	23,118	14,894
Cost of sales - product	1,839	1,123	553
Inventories	2,399	2,720	2,020
Total	$42,592	$32,915	$21,285

As of December 31, 2023, the total unrecognized compensation cost related to non-vested stock options and RSUs deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $46.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. As of December 31, 2023, the total unrecognized compensation cost related to PSUs amounted to $5.5 million.

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

The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the year ended December 31, 2023, employees have acquired approximately 161,000 shares of our common stock under the Employee Stock Purchase Plan and approximately 722,000 shares of our common stock remained available for future purchases under the Employee Stock Purchase Plan.

As of December 31, 2023, the total unrecognized compensation cost related to shares of our common stock under the Employee Stock Purchase Plan amounted to $1.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

16.
Employee Benefit Plan

We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. Our contribution to the 401(k) Plan was approximately $1.3 million, $0.9 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

17.
Income Taxes

Consolidated (loss) income before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$(6,275)	$292,460	$75,954
Non U.S.	1,908	1,839	1,567
Total	$(4,367)	$294,299	$77,521

The components of the consolidated income tax provision for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Current
Federal	$(178)	$(165)	$345
State	1,533	897	260
Non-US	667	411	203
Total current tax expense	2,022	1,143	808
Deferred
Federal	-	-	-
State	-	-	-
Non-US	-	-	-
Total deferred tax expense	-	-	-

Total income tax expense	$2,022	$1,143	$808

The difference between the consolidated income tax provision and the amount computed by applying the federal statutory income tax rate to the consolidated income before income taxes in the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax provision (benefit) at federal statutory rate	$(917)	$61,775	$16,397
State tax	574	(2,942)	3,576
Business credits	(2,050)	(3,246)	(982)
Uncertain tax positions	334	586	424
Deferred compensation charges	830	(473)	131
Change in valuation allowance	1,466	(324)	(86,847)
Section 162(m) limitation	1,963	1,779	1,241
Mark-to-market of warrants	-	(378)	10,364
Net operating loss and tax credit limitation	-	(56,908)	56,459
Other (1)	(518)	879	(290)
Foreign taxes	340	395	335
Total income tax expense	$2,022	$1,143	$808

(1) Certain prior year amounts have been reclassified to conform to the current year presentation. In 2022 and 2021, Foreign taxes were included in Other.

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$96,336	$113,228
Research credit carryforwards	34,940	33,444
Section 174 capitalization	22,556	15,308
Lease liability	8,868	9,530
Stock compensation	10,572	7,780
Accruals and reserves	15,808	9,089
Other	348	337
Total deferred tax assets	189,428	188,716
Less valuation allowance	(180,387)	(178,920)
Net deferred tax assets	9,041	9,796
Deferred tax liabilities:
Fixed assets	(2,667)	(2,916)
Operating lease right-of-use assets	(6,345)	(6,785)
Other	(29)	(95)
Total deferred tax liabilities	(9,041)	(9,796)
Net deferred tax assets	$-	$-

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of December 31, 2023, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $1.5 million during the year ended December 31, 2023 and decreased by $0.3 million during the year ended December 31, 2022. The increase in valuation allowance during the year ended December 31, 2023 was due to an increase in our deferred tax assets, predominantly related to Section 174 capitalization and increased reserves largely offset by utilization of net operating losses. The decrease in valuation allowance during the year ended December 31, 2022 was due to a decrease in our deferred tax assets, predominantly related to utilization of net operating losses, offset by updates to the Section 382 analysis.

As of December 31, 2023, we had federal net operating loss carryforwards of approximately $23.1 million, which began to expire in the year 2024, federal net operating loss carryforwards of approximately $353.5 million, which do not expire and federal research and development tax credits of approximately $28.3 million, which expire in the years 2024 through 2043.

As of December 31, 2023, we had net operating loss carryforwards for California and other states for income tax purposes of approximately $283.9 million, which expire in the years 2024 through 2040, and California state research and development tax credits of approximately $22.3 million, which do not expire.

As of December 31, 2023, we had no remaining net operating loss carryforwards for foreign income tax purposes.

Uncertain Income Tax positions

The total amount of unrecognized tax benefits was $12.1 million and $11.3 million as of December 31, 2023 and 2022, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$(11,339)	$(5,615)
Tax positions related to the current year
Additions	(762)	(670)
Reductions	-	-
Tax positions related to the prior year
Additions	-	(5,054)
Reductions	-	-
Settlements	-	-
Lapses in statute		-
Balance at end of year	$(12,101)	$(11,339)

Our policy is to account for interest and penalties as income tax expense. As of December 31, 2023, there was no interest and no penalties recognized in the provision for income taxes. As of December 31, 2022, there were no interest and no penalties recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event there is a change in ownership, as defined, the annual utilization of such carryforwards could be limited. For the year ended December 31, 2021, we completed a preliminary analysis under Section 382 of the Internal Revenue Code indicating we experienced ownership changes in 2008, 2010, 2012, and 2019 that limited the future use of our pre-change federal and state net operating loss carryforwards and federal research and development tax credits. We finalized the study during the year ended December 31, 2022 and concluded that we only experienced ownership changes in 2008, 2010, and 2012, resulting in a significant reduction in the federal and state net operating loss carryforwards and federal research and development tax credits that are expected to expire unused. We have revised the net operating loss carryforwards and research and development tax credits that are expected to expire unused as a result of the annual limitations in the deferred tax assets and corresponding uncertain tax positions as of December 31, 2022. There were no changes to our Section 382 analysis as of December 31, 2023.

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

Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, concluded that our disclosure controls and procedures are effective and were operating at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Dynavax Technologies Corporation

Opinion on Internal Control over Financial Reporting

We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynavax Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes of the Company and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

February 22, 2024

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) which we expect will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.

We have adopted the Dynavax Code of Business Conduct and Ethics (“Code of Conduct”), a code of ethics that applies to our employees, including our Chief Executive Officer, Chief Financial Officer and to our non-employee directors. The Code of Conduct is publicly available on our website under the header “Investors” and within that under the header “Corporate Governance and Compliance” at www.dynavax.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Code of Conduct or any waiver granted, including any implicit waiver, from a provision of the Code of Conduct to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K. We will provide a written copy of the Dynavax Code of Conduct to anyone without charge, upon request written to Dynavax, Attention: Corporate Secretary, 2100 Powell Street, Suite 720, Emeryville, CA 94608, (510) 848-5100.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.

(b) Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207

4.1	Description of Capital Stock	4.1	10-K	February 28, 2022	001-34207
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9 above
4.3	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.4	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.5	Form of Global Note, representing Dynavax Technologies Corporation’s 2.5% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1+	Employment Agreement, dated July 12, 2013, by and between Robert Janssen, M.D. and Company	10.85	10-K	March 10, 2014	001-34207
10.2+	Chief Executive Officer Letter, dated December 13, 2019, between Company and Ryan Spencer	10.17	10-K	March 11, 2020	001-34207
10.3+	President and Chief Operating Officer Letter, dated December 13, 2019, between Company and David Novack	10.18	10-K	March 11, 2020	001-34207
10.4+	Offer Letter, dated December 14, 2020, by and between Company and Kelly MacDonald	10.33	10-K	February 25, 2021	001-34207
10.5+	Consulting Agreement, effective January 16, 2023, between Company and Peter Paradiso	10.1	10-Q	May 2, 2023	001-34207
10.6+	Form of Indemnification Agreement	10.1	10-Q	November 7, 2019	001-34207
10.7+	Form of Management Continuity and Severance Agreement between Company and certain of its executive officers	10.3	10-Q	August 3, 2023	001-34207
10.8+	Dynavax Technologies Corporation U.S. Annual Bonus Plan	10.23	10-K	March 11, 2020	001-34207
10.9+	Non-Employee Director Compensation Policy	10.34	10-K	February 28, 2022	001-34207

10.10	Sales Agreement, dated August 6, 2020, between Company and Cowen and Company, LLC	10.3	10-Q	August 6, 2020	001-34207
10.11	Form of Confirmation for Capped Call Transactions	10.1	8-K	May 13, 2021	001-34207
10.12+	Dynavax Technologies Corporation Amended and Restated 2014 Employee Stock Purchase Plan	Appendix A	DEF 14A	April 16, 2021	001-34207
10.13+	Amended and Restated Dynavax Technologies Corporation 2018 Equity Incentive Plan	Appendix A	DEF 14A	April 14, 2022	001-34207
10.14+	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207
10.15+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207
10.16+	Restricted Stock Unit Award Agreement for Directors under the 2018 Equity Incentive Plan	10.11	10-K	February 28, 2022	001-34207
10.17+	Amended and Restated Dynavax Technologies Corporation 2021 Inducement Award Plan	10.3	10-Q	August 4, 2021	001-34207
10.18	Office/Laboratory Lease, dated September 17, 2018, between Company and Emery Station West, LLC	10.1	10-Q	November 6, 2018	001-34207
10.19	Sublease, dated July 12, 2019, by and between Company and Zymergen Inc.	10.3	10-Q	November 7, 2019	001-34207
10.20	Commercial Lease Agreement, dated September 13, 2021, by and between Onyx Düsseldorf S.à r.l. and Dynavax GmbH	10.2	10-Q	November 4, 2021	001-34207
10.21	Lease Agreement, dated March 15, 2022, by and between Company and SPUS8 2100 Powell, L.P.	10.1	10-Q	May 5, 2022	001-34207
10.22†	Commercial Manufacturing and Supply Agreement, dated November 22, 2013, between Company and Baxter Pharmaceutical Solutions LLC	10.33	10-K	March 8, 2018	001-34207
10.23^	First Amendment to Commercial Manufacturing and	10.3	10-Q	November 4, 2021	001-34207

	Supply Agreement, dated September 10, 2021, by and between Company and Baxter Pharmaceutical Solutions LLC
10.24†	Supply Agreement, dated July 27, 2016, between Company and West Pharmaceutical Services, Inc.	10.36	10-K	March 8, 2018	001-34207
10.25^	Agreement, dated January 29, 2021 between Company and Coalition for Epidemic Preparedness Innovations	10.31	10-K	February 25, 2021	001-34207
10.26^	First Amendment to Agreement, dated May 3, 2021, by and between Company and Coalition for Epidemic Preparedness Innovations	10.1	10-Q	August 4, 2021	001-34207
10.27^	Waiver and Second Amendment to Agreement, dated effective as of April 27, 2023, by and between Company and Coalition for Epidemic Preparedness Innovations	10.2	10-Q	August 3, 2023	001-34207
10.28^	Supply Agreement, dated effective April 1, 2021, between Company and Becton, Dickinson and Company	10.35	10-K	February 23, 2023	001-34207
10.29^	Amendment #1 to Supply Agreement, dated September 28, 2022, between Company and Becton, Dickinson and Company	10.36	10-K	February 23, 2023	001-34207
10.30^	Supply Agreement, dated June 29, 2021, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.6	10-Q	August 4, 2021	001-34207
10.31^	Letter Agreement, dated August 30, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., Clover Biopharmaceuticals (Hong Kong) Co., Limited and Sichuan Clover Biopharmaceuticals, Inc.	10.2	10-Q	November 3, 2022	001-34207
10.32^	Letter Agreement No. 2, dated October 31, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.4	10-Q	November 3, 2022	001-34207

10.33^	Amendment No. 3 to Supply Agreement, effective August 15, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.37	10-K	February 23, 2023	001-34207
10.34^	Amendment No. 4 to Supply Agreement, effective September 23, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.38	10-K	February 23, 2023	001-34207
10.35^	Supply Agreement, dated July 1, 2021, by and between Company and Biological E. Limited	10.7	10-Q	August 4, 2021	001-34207
10.36^	Amendment No. 1 to Supply Agreement, dated effective as of June 23, 2022, by and between Company and Biological E. Limited	10.1	10-Q	November 3, 2022	001-34207
10.37^	Amendment No. 2 to Supply Agreement, dated effective as of September 30, 2022, by and between Company and Biological E. Limited	10.3	10-Q	November 3, 2022	001-34207
10.38^	Amendment No. 3 to Supply Agreement, dated effective as of April 26, 2023, by and between Company and Biological E. Limited	10.1	10-Q	August 3, 2023	001-34207
10.39^	Supply Agreement, effective as of September 7, 2023, by and between Company and Nitto Denko Avecia Inc.	10.1	10-Q	November 2, 2023	001-34207
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1+	Dynavax Technologies Corporation Incentive Compensation Recoupment Policy	X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
EX—104	The cover page for this Annual Report on Form 10-K has been formatted in Inline XBRL

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

Dynavax Technologies Corporation
By:	/s/ RYAN SPENCER
Ryan Spencer Chief Executive Officer and Director (Principal Executive Officer)

Date: February 22, 2024

By:	/s/ KELLY MACDONALD
Kelly MacDonald Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2024

By:	/s/ JUSTIN BURGESS
Justin Burgess Controller, Chief Accounting Officer (Principal Accounting Officer)

Date: February 22, 2024

Signature	Title	Date
/s/ RYAN SPENCER	Chief Executive Officer and Director	February 22, 2024
Ryan Spencer	(Principal Executive Officer)
/s/ KELLY MACDONALD	Chief Financial Officer	February 22, 2024
Kelly MacDonald	(Principal Financial Officer)
/s/ JUSTIN BURGESS	Controller, Chief Accounting Officer	February 22, 2024
Justin Burgess	(Principal Accounting Officer)
/s/ SCOTT MYERS	Chairman of the Board	February 22, 2024
Scott Myers
/s/ FRANCIS R. CANO	Director	February 22, 2024
Francis R. Cano, Ph.D.
/s/ JULIE EASTLAND	Director	February 22, 2024
Julie Eastland
/s/ DANIEL L. KISNER	Director	February 22, 2024
Daniel L. Kisner, M.D.
/s/ BRENT MACGREGOR	Director	February 22, 2024
Brent MacGregor
/s/ PETER R. PARADISO	Director	February 22, 2024
Peter R. Paradiso
/s/ PEGGY V. PHILLIPS	Director	February 22, 2024
Peggy V. Phillips
/s/ ELAINE D. SUN	Director	February 22, 2024
Elaine D. Sun