Form 10-Q
period 2024-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2024-05-08
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2024, the registrant had outstanding 130,891,710 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$132,033	$150,279
Marketable securities available-for-sale	591,505	592,023
Accounts receivables, net of allowance for doubtful accounts of $12,313 at March 31, 2024 and December 31, 2023, respectively	44,161	40,607
Other receivables	1,993	3,926
Inventories	61,806	53,290
Prepaid expenses and other current assets	19,788	18,995
Total current assets	851,286	859,120
Property and equipment, net	36,413	37,297
Operating lease right-of-use assets	23,392	24,287
Goodwill	2,022	2,067
Other assets	73,452	74,325
Total assets	$986,565	$997,096
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,431	$5,245
Accrued research and development	3,137	2,982
Accrued liabilities	45,841	49,448
Other current liabilities	4,593	4,520
Total current liabilities	56,002	62,195
Convertible Notes, net of debt discount of $2,516 and $2,802 at March 31, 2024 and December 31, 2023, respectively (Note 7)	222,984	222,698
Long-term portion of lease liabilities	28,559	29,720
CEPI accrual long-term (Note 6)	60,337	60,337
Other long-term liabilities	203	74
Total liabilities	368,085	375,024
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at March 31, 2024 and December 31, 2023; zero shares outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock: $0.001 par value, 278,000 shares authorized at March 31, 2024 and December 31, 2023; 130,859 shares and 129,530 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	131	130
Additional paid-in capital	1,562,027	1,554,634
Accumulated other comprehensive loss	(4,373)	(2,108)
Accumulated deficit	(939,305)	(930,584)
Total stockholders’ equity	618,480	622,072
Total liabilities and stockholders’ equity	$986,565	$997,096

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product revenue, net	$47,845	$43,451
Other revenue	2,945	3,474
Total revenues	50,790	46,925
Operating expenses:
Cost of sales - product	10,966	14,712
Research and development	13,528	13,605
Selling, general and administrative	44,065	36,543
Bad debt expense	-	12,313
Total operating expenses	68,559	77,173
Loss from operations	(17,769)	(30,248)
Other income (expense):
Interest income	9,468	6,597
Interest expense	(1,695)	(1,686)
Sublease (expense) income (Note 5)	(1,602)	1,598
Other	101	23
Net loss before income taxes	(11,497)	(23,716)
Benefit from (provision for) income taxes	2,776	(616)
Net loss	$(8,721)	$(24,332)
Net loss per share attributable to common stockholders
Basic	$(0.07)	$(0.19)
Diluted	$(0.07)	$(0.19)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	130,200	127,921
Diluted	130,200	127,921

See accompanying notes.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(8,721)	$(24,332)
Other comprehensive (loss) income, net of tax:
Change in unrealized loss on marketable securities available-for-sale	(1,457)	666
Cumulative foreign currency translation adjustments	(808)	572
Total other comprehensive (loss) income	(2,265)	1,238
Total comprehensive loss	$(10,986)	$(23,094)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock
Three Months Ended March 31, 2024	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2023	129,530	$130	-	$-	$1,554,634	$(2,108)	$(930,584)	$622,072
Issuance of common stock upon exercise of stock options	240	-	-	-	1,635	-	-	1,635
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	995	1	-	-	(8,160)	-	-	(8,159)
Issuance of common stock under Employee Stock Purchase Plan	94	-	-	-	904	-	-	904
Stock compensation expense	-	-	-	-	13,014	-	-	13,014
Total other comprehensive loss	-	-	-	-	-	(2,265)	-	(2,265)
Net loss	-	-	-	-	-	-	(8,721)	(8,721)
Balances at March 31, 2024	130,859	$131	-	$-	$1,562,027	$(4,373)	$(939,305)	$618,480

	Common Stock		Preferred Stock
Three Months Ended March 31, 2023	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2022	127,604	$128	-	$-	$1,510,518	$(5,438)	$(924,195)	$581,013
Issuance of common stock upon exercise of stock options	41	-	-	-	239	-	-	239
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	746	-	-	-	(5,237)	-	-	(5,237)
Issuance of common stock under Employee Stock Purchase Plan	81	-	-	-	777	-	-	777
Stock compensation expense	-	-	-	-	10,034	-	-	10,034
Total other comprehensive income	-	-	-	-	-	1,238	-	1,238
Net loss	-	-	-	-	-	-	(24,332)	(24,332)
Balances at March 31, 2023	128,472	$128	-	$-	$1,516,331	$(4,200)	$(948,527)	$563,732

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(8,721)	$(24,332)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,124	1,013
Amortization of right-of-use assets	824	642
Inventory write off	1,264	-
Sublease termination loss (Note 5)	4,765	-
Accretion of discounts on marketable securities	(4,528)	(3,498)
Stock-based compensation expense	13,014	10,034
Bad debt expense (Note 6)	-	12,313
Non-cash interest expense	1,695	1,686
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,621)	30,336
Inventories	(9,780)	1,753
Prepaid expenses and other current assets	(4,800)	(1,304)
Other assets	118	677
Accounts payable	(2,640)	4,096
Lease liabilities	(1,025)	(793)
Accrued and other liabilities	(6,368)	(5,001)
Net cash (used in) provided by operating activities	(16,679)	27,622
Investing activities
Purchases of marketable securities	(150,685)	(185,301)
Proceeds from maturities and redemption of marketable securities	154,265	134,250
Purchases of property and equipment, net	(749)	(1,283)
Net cash provided by (used in) investing activities	2,831	(52,334)
Financing activities
Proceeds from exercise of stock options	1,635	239
Proceeds from Employee Stock Purchase Plan	904	777
Payments for taxes related to net share settlement of restricted stock units	(6,742)	(4,106)
Net cash used in financing activities	(4,203)	(3,090)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(201)	151
Net decrease in cash and cash equivalents, and restricted cash	(18,252)	(27,651)
Cash and cash equivalents, and restricted cash at beginning of period	150,556	202,211
Cash and cash equivalents, and restricted cash at end of period	$132,304	$174,560
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$949	$32
Reclassification of contract asset from other current assets to other assets	$-	$71,307
Reclassification of CEPI accrual to CEPI accrual long-term	$-	$(60,337)
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$355	$926
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$278

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

The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements at that date, but excludes some disclosures required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

Accounting Standards Update 2016-13

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2024.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets
Money market funds	$120,106	$-	$-	$120,106
U.S. treasuries	-	102,363	-	102,363
U.S. government agency securities	-	169,861	-	169,861
Corporate debt securities	-	319,811	-	319,811
Total assets	$120,106	$592,035	$-	$712,141

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Money market funds	$131,635	$-	$-	$131,635
U.S. treasuries	-	74,237	-	74,237
U.S. government agency securities	-	216,688	-	216,688
Corporate debt securities	-	308,552	-	308,552
Total assets	$131,635	$599,477	$-	$731,112

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

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$132,033	$150,279	$174,350	$202,004
Restricted cash (1)	271	277	210	207
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$132,304	$150,556	$174,560	$202,211

(1) Restricted cash is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (see Note 5).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2024
Cash and cash equivalents:
Cash	$11,397	$-	$-	$11,397
Money market funds	120,106	-	-	120,106
Corporate debt securities	530	-	-	530
Total cash and cash equivalents	132,033	-	-	132,033
Marketable securities available-for-sale:
U.S. treasuries	102,575	20	(232)	102,363
U.S. government agency securities	170,070	158	(367)	169,861
Corporate debt securities	319,472	70	(261)	319,281
Total marketable securities available-for-sale	592,117	248	(860)	591,505
Total cash and cash equivalents, and marketable securities	$724,150	$248	$(860)	$723,538
December 31, 2023
Cash and cash equivalents:
Cash	$11,190	$-	$-	$11,190
Money market funds	131,635	-	-	131,635
Corporate debt securities	7,453	1	-	7,454
Total cash and cash equivalents	150,278	1	-	150,279
Marketable securities available-for-sale:
U.S. treasuries	74,109	172	(44)	74,237
U.S. government agency securities	216,265	692	(269)	216,688
Corporate debt securities	300,803	315	(20)	301,098
Total marketable securities available-for-sale	591,177	1,179	(333)	592,023
Total cash and cash equivalents, and marketable securities	$741,455	$1,180	$(333)	$742,302

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2024
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$371,571	$371,273
Mature after one year through two years	220,546	220,232
	$592,117	$591,505

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

There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2024 and 2023. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During the three months ended March 31, 2024, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of March 31, 2024. As such, there have been no declines in fair value that have been identified as a credit-related impairment.

4. Inventories

The following table presents inventories (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$19,660	$27,256
Work-in-process	33,969	18,954
Finished goods	8,177	7,080
Total	$61,806	$53,290

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

Sublease Termination and New Sublease

On February 22, 2024, our third-party subtenant obtained the approval of a voluntary petition for relief under Chapter 11 of the United States Code. As a consequence, the sublease agreement with that third-party for the subleased premises (approximately 75,662 square feet of office/laboratory space located at 5959 Horton Street, Emeryville, California) was terminated effective March 7, 2024. Simultaneously, on March 7, 2024, we entered into a new sublease agreement with a different third-party under similar conditions and for the same premises. Rent from the new sublease agreement is subject to scheduled annual increases, and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The new sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term.

As a result of the termination of the existing sublease agreement, we recognized a net loss of approximately $3.5 million comprising primarily of a $4.8 million write-off of the accrued rent asset balance as of March 7, 2024, partially offset by the collection of a termination payment of $1.3 million. Sublease income for the three months ended March 31, 2024 was $1.9 million. Sublease income for the three months ended March 31, 2023 was $1.6 million. Both the net loss on sublease termination and the sublease income are included net in “Sublease (loss) income” within “other income (expense)” in our condensed consolidated statements of operations. Rent received from the new subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$1,416	$1,388

Cash paid for amounts included in the measurement of lease liabilities was $1.9 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, and were included in change in lease liabilities in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,557	$4,496
Long-term portion of lease liabilities	28,559	29,720
Total operating lease liabilities	$33,116	$34,216

As of March 31, 2024, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2024 (remaining)	$3,700	$5,716
2025	6,127	6,966
2026	6,342	6,107
2027	6,564	6,038
2028	6,794	6,201
Thereafter	16,191	15,021
Total	$45,718	46,049
Less:
Present value adjustment		(12,933)
Total		$33,116

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term	6.5 years	6.7 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of March 31, 2024 and December 31, 2023, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $40.5 million and $43.4 million, respectively.

On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). Included in the balance of our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B, as of March 31, 2024 and December 31, 2023, our aggregate minimum commitment for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement totaled $7.4 million for each period, anticipated within the next 12 months.

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

As of March 31, 2024, the aggregate principal amount of our convertible senior notes ("Convertible Notes") was $225.5 million, excluding debt discount of $2.5 million (see Note 7).

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through March 31, 2024 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of March 31, 2024.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021, May 2022 and September 2023, we received $1.0 million from TriSalus because it met pre-commercialization milestones. We recorded the proceeds as gain on sale of assets in our condensed consolidated statements of operations. We paid Holdings $0.5 million in each of September 2021, May 2022 and October 2023. We included the payments in selling, general and administrative expenses in our condensed consolidated statements of operations. No liability has been recorded under this agreement as of March 31, 2024.

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

Through March 31, 2024, we received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed above). As of March 31, 2024, remaining Advance Payments totaling $60.3 million in CEPI accrual long-term were reflected in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). There were no deferred revenue balances related to the CEPI Agreement as of March 31, 2024 and December 31, 2023.

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

The contract asset of $71.3 million relating to Clover was included in other assets (long term) as of March 31, 2024 and December 31, 2023. The contract asset was included in other assets (long term) to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product.

Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of March 31, 2024. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, we had no net accounts receivable balance from Bio E. In 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of March 31, 2024, the CEPI-Bio E Assignment Agreement resulted in: (i) no net accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we are conducting a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. In July 2023 and March 2024, we executed contract modifications with the DoD to support advancement into a nonhuman primate challenge study and a Chemistry, Manufacturing and Control ("CMC") Gap analysis, with the agreement now totaling $38.0 million through 2025. For the three months ended March 31, 2024 and 2023, we recognized revenue of $2.8 million and $3.5 million, respectively, which is included in other revenue in our condensed consolidated statements of operations.

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

Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of March 31, 2024.

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

We accounted for the Convertible Notes as a single liability in accordance with ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). As of March 31, 2024, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $2.5 million as a long-term liability on the condensed consolidated balance sheets. As of March 31, 2024, the fair value of the Convertible Notes was $300.6 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Stated coupon interest	$1,409	$1,409
Amortization of debt issuance cost	286	277
Total interest expense	$1,695	$1,686

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

8. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$46,699	$1,146	$47,845	$43,451	$-	$43,451
Total product revenue, net	$46,699	$1,146	$47,845	$43,451	$-	$43,451
Other revenue	2,802	143	2,945	3,474	-	3,474
Total revenues	$49,501	$1,289	$50,790	$46,925	$-	$46,925

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

The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended
	March 31,
	2024	2023
Largest customer	27%	27%
Second largest customer	19%	22%
Third largest customer	18%	17%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the three months ended March 31, 2024 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments related to prior periods	Balance at End of Period
Three months ended March 31, 2024:
Accounts receivable reserves (1)	$7,011	$13,375	$(13,622)	$-	$6,764
Revenue reserve accruals (2)	$21,004	$10,968	$(9,698)	$-	$22,274

(1)
Reserves are for chargebacks, discounts and other fees.
(2)
Accruals are for returns, rebates and other fees.

When we perform services under our agreement with the DoD, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 6 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Three months ended March 31, 2024
Contract asset, included in other current assets (1)	$1,389	$2,802	$(2,017)	$2,174
Contract asset, included in other assets (long term) (2)	$71,307	$-	$-	$71,307

(1) The $2.2 million of contract asset is derived from our agreement with the DoD.

(2) The Clover contract asset was included in long term assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. See Note 6 for further discussion.

9. Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of our common stock outstanding.

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

The numerators and denominators of the basic net loss and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Numerator
Net loss attributable to common stockholders, basic and diluted	$(8,721)	$(24,332)
Denominator
Weighted average common stock outstanding, basic and diluted	130,200	127,921

Net loss per share attributable to common stockholders
Basic	$(0.07)	$(0.19)
Diluted	$(0.07)	$(0.19)

The following were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended March 31,
	2024	2023
Outstanding securities not included in diluted net loss per share calculation:
Stock options and stock awards	18,161	15,622
Convertible Notes (as converted to common stock)	21,543	21,543
Total	39,704	37,165

10. Common Stock

Common Stock Outstanding

As of March 31, 2024, there were 130,859,129 shares of our common stock outstanding.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of March 31, 2024, we had $120.0 million remaining under the ATM Agreement.

11. Equity Plans and Stock-Based Compensation

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

In May 2022, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 15,000,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 32,600,000 shares of common stock. As of March 31, 2024, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans (the "Plans").

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the Board of Directors. As of March 31, 2024, there were 3,035,397 shares of common stock reserved for issuance under the Amended 2018 EIP.

Under our Amended 2018 EIP, we may grant stock options, restricted stock units ("RSUs"), performance-based awards, and other awards that are settled in shares of our common stock. Our equity awards generally vest over a three-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). Activity under our Plans is set forth below:

Stock Options

The following table summarizes the activity of stock options for the three months ended March 31, 2024:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	10,120	$10.78	4.18	$37,388
Options granted	1,505	12.46
Options exercised	(240)	6.82
Options cancelled:
Options forfeited (unvested)	(2)	9.52
Options expired (vested)	(89)	15.46
Balance as of March 31, 2024	11,294	$11.05	4.39	$23,032
Vested and expected to vest as of March 31, 2024	11,050	$11.03	4.35	$22,954
Exercisable as of March 31, 2024	7,653	$10.56	3.59	$20,912

Restricted Stock Units

The following table summarizes the activity of RSUs for the three months ended March 31, 2024:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2023	4,445	$11.57
Granted	2,962	12.49
Vested (1)	(1,637)	11.11
Forfeited	(54)	12.91
Non-vested as of March 31, 2024	5,716	$12.16

(1) Inclusive of approximately 642,344 RSUs for the three months ended March 31, 2024, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Market-based Performance Stock Units

We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the three months ended March 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2023	557	$15.95
Granted	558	17.23
Non-vested as of March 31, 2024	1,115	$16.59

Performance-based Options

As of March 31, 2024, approximately 36,000 shares underlying performance-based options were outstanding.

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

	Stock Options		Market-Based Performance Stock Units
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Weighted-average fair value per share	$7.88	$7.28	$17.23	$18.25
Risk-free interest rate	4.2%	4.0%	4.3%	4.3%
Expected life (in years)	4.5	4.5	2.9	2.9
Volatility	0.8	0.8	0.6	0.9

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

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$2,665	$2,112
Selling, general and administrative	8,920	6,830
Cost of sales - product	559	695
Inventories	870	397
Total	$13,014	$10,034

12. Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three months ended March 31, 2024 and 2023, we recorded an income tax benefit of $2.8 million and an income tax provision of $0.6 million, respectively. Our effective tax rate was approximately 24.2% and (2.6)% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by state and foreign tax expense. For the three months ended March 31, 2023, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of March 31, 2024, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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

The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the related Notes and Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In April 2022, the CDC's Advisory Committee on Immunization Practices ("ACIP") published its universal recommendation for hepatitis B vaccination in adults, advising that all adults aged 19-59 should be vaccinated against hepatitis B. We believe this has helped create a significantly expanded total annual market opportunity that could grow to over $800 million in the U.S. by 2027, with HEPLISAV-B well positioned to achieve a majority market share. Our annual revenue has continued to grow significantly since the recommendation was made, as a result of our successful efforts to capture a greater share of an expanding market.

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

In addition, we manufacture and have supplied in the past, and could supply in the future, our CpG 1018 adjuvant to a number of global customers, including companies engaged in the development and manufacture of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. While we did not recognize any CpG 1018 adjuvant revenue in 2023 or the first quarter of 2024, we could see new demand in the future if our collaborators work through their inventory on hand and need additional supply, or new programs utilizing our adjuvant advance to later stages up to and including commercialization. However, long-term demand for CpG 1018 adjuvant supporting COVID-19 or other vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 or other vaccines are approved for use.

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

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the three months ended March 31, 2024, HEPLISAV-B product revenue, net was $47.8 million.

CpG 1018® Adjuvant Supply for COVID-19 Vaccines

In January 2021, we entered into an agreement (together with subsequent amendments, the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant. In May 2021, we entered into the first amendment to the CEPI Agreement. The CEPI Agreement enabled CEPI to direct the supply of CpG 1018 adjuvant to CEPI partner(s). In exchange for reserving CpG 1018 adjuvant, CEPI agreed to provide advance payments in the form of an interest-free, unsecured, forgivable loan (the “Advance Payments”) of up to $176.4 million.

Through March 31, 2024, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed below). As of March 31, 2024, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). There were no deferred revenue balances related to the CEPI Agreement as of March 31, 2024 and December 31, 2023.

On April 27, 2023, we entered into a waiver and second amendment to the CEPI Agreement by and between us and CEPI (the “CEPI-Bio E Assignment Agreement”). Pursuant to the CEPI-Bio E Assignment Agreement, CEPI forgave the entirety of the outstanding Advance Payments for CpG 1018 Materials allocated to and ordered by Bio E under the CEPI Agreement and assumed our previous rights to $47.4 million of Bio E accounts receivable.

In June 2021, we entered into an agreement (together with subsequent amendments, the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, SCB-2019. Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provided terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.

For CpG 1018 adjuvant reserved for Clover under the CEPI Agreement, Clover is obligated to pay us the purchase price upon the earliest of (i) the true-up exercise defined in the Clover Supply Agreement, (ii) within a specified period after Clover delivers Clover Product to a customer, or (iii) Clover’s receipt of payment for Clover Product from a customer. When we transfer control of CpG 1018 adjuvant that is reserved under the CEPI Agreement, we recognize product revenue and a corresponding contract asset as our right to consideration is contingent on something other than the passage of time, as outlined above.

Approximately $71.3 million relating to future amounts receivable representing a contract asset from Clover in connection with the CEPI Agreement is classified as other assets (long term) as of March 31, 2024. The classification as long term reflects the timing of expected utilization of CpG 1018 adjuvant for Clover Product expected to be sold under the CEPI Agreement. Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of March 31, 2024. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of March 31, 2024 and December 31, 2023.

In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E previously committed to purchase specified quantities of CpG 1018 adjuvant at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine. The Bio E Supply Agreement also provided terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and October 2022, we entered into two amendments to the Bio E Supply Agreement (the “Bio E Amendment No. 1” and the “Bio E Amendment No. 2,” respectively, together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts by Bio E from the Government of India in connection with their advance purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.

As of March 31, 2024, we had no net accounts receivable balance from Bio E. During the first quarter of 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the

Government of India, which were delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI forgave the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of March 31, 2024, the CEPI-Bio E Assignment Agreement resulted in: (i) no net accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

Past performance is not a reliable indicator of future performance, however, and future revenue and associated profit or loss may therefore vary significantly. Specifically, as our CpG 1018 adjuvant customers have purchased a significant quantity of CpG 1018 adjuvant as part of their initial COVID-19 vaccine development inventory, we currently expect minimal to no CpG 1018 adjuvant revenue for the remainder of 2024 associated with these arrangements. See Note 6 - Collaborative Research Development and License Agreements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

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

We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2024, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Revenues

Revenues consist of amounts earned from product sales and other revenues. Product revenue, net, consists of sales of HEPLISAV-B.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2023 to 2024
Revenues:	2024	2023	$	%
HEPLISAV-B	$47,845	$43,451	$4,394	10%
Total product revenue, net	47,845	43,451	4,394	10%
Other revenue	2,945	3,474	(529)	(15)%
Total revenues	$50,790	$46,925	$3,865	8%

HEPLISAV-B product revenue increased by $4.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Approximately $1.6 million of the increase was due to higher volume driven by continued improvement in market share, particularly in the integrated delivery networks and retail segments, and growth in the U.S. hepatitis-B vaccine market related to the Advisory Committee on Immunization Practices ("ACIP") universal recommendation. Approximately $2.8 million of the increase was due to higher net sales price. Additionally, approximately $1.1 million of total HEPLISAV-B product revenue, net was related to non-U.S. sales.

Other revenue for the three months ended March 31, 2024 primarily consists of $2.8 million revenue from our agreement with the DoD.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B and inventory costs to produce CpG 1018 adjuvant for our collaboration partners.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2023 to 2024
Cost of Sales - Product	2024	2023	$	%
HEPLISAV-B	$10,966	$14,712	$(3,746)	(25)%
Total cost of sales - product	$10,966	$14,712	$(3,746)	(25)%

HEPLISAV-B cost of sales-product decreased by $3.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to lower per-unit manufacturing costs as a result of previous process improvements.

HEPLISAV-B cost of sales – product includes a $1.3 million inventory write-off charge recorded during the three months ended March 31, 2024 for one manufacturing batch that did not meet approved release specifications. HEPLISAV-B cost of sales – product included a one-time charge in connection with improvement projects of $2.1 million related to our facility in Düsseldorf recorded during the three months ended March 31, 2023.

Research and Development Expenses

Research and development expenses are tracked on a program-by-program basis and consist primarily of costs incurred for the continued research and development of HEPLISAV-B and CpG 1018 adjuvant, clinical product candidates and preclinical studies, which include but are not limited to, compensation and related personnel costs (which include benefits, recruitment and travel costs), expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical studies and costs associated with our preclinical activities, including engineering activities at our manufacturing facility in Düsseldorf related to functional improvements of our product and process advances, development activities and regulatory operations. We do not allocate stock-based compensation or facility expenses to specific programs because these costs are deployed across multiple programs.

The following is a summary of our research and development expenses (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2023 to 2024
Program Expenses:	2024	2023	$	%
HEPLISAV-B development	$533	$1,647	$(1,114)	(68)%
CpG 1018 adjuvant development	758	507	251	50%
Shingles	3,266	3,749	(483)	(13)%
Tdap	1,592	1,628	(36)	(2)%
Plague (1)	1,322	1,645	(323)	(20)%
Other	2,701	1,815	886	49%
Other research and development expenses:
Facility costs	691	502	189	38%
Non-cash stock-based compensation	2,665	2,112	553	26%
Total research and development	$13,528	$13,605	$(77)	(1)%

(1) In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018. Under the agreement, we will conduct a Phase 2 clinical trial and studies combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We are being fully reimbursed by the DoD for the costs of this study which is recorded in other revenue in our condensed consolidated statements of operations.

Research and development expenses were flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

•
HEPLISAV-B development costs decreased due to the non-recurrence of a $1.1 million expense related to an engineering run performed for product testing purposes in 2023.
•
CpG 1018 adjuvant development costs increased due to investments in our preclinical and clinical research and collaborations.
•
Shingles program costs decreased due to completion of activities related to the Phase 1 clinical trial in 2023, partially offset by costs in 2024 incurred for the initiation of a Phase 1/2 clinical trial, which is anticipated to start before the end of the second quarter of 2024.
•
Tdap program costs decreased slightly as we completed the Phase 1 clinical trial in early 2023, and we are continuing to advance the program in 2024, including activities to support a long-term follow-up extension study of the Phase 1 trial.
•
Plague program costs decreased compared to the previous year as the Phase 2 clinical trial is nearing completion, as compared to higher costs incurred in early 2023 with our initiation of part 2 of the Phase 2 clinical trial.
•
Other program costs increased as we continued to invest in product candidates utilizing our CpG 1018 adjuvant through discovery, preclinical and clinical efforts, including external collaborations.
•
Non-cash stock-based compensation expense increased primarily due to incremental headcount to support the advancement of our clinical vaccine programs.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2023 to 2024
Selling, General and Administrative:	2024	2023	$	%
Compensation and related personnel costs	$18,659	$15,875	$2,784	18%
Outside services	12,290	10,833	1,457	13%
Legal costs	1,189	704	485	69%
Facility costs	3,007	2,301	706	31%
Non-cash stock-based compensation	8,920	6,830	2,090	31%
Total selling, general and administrative	$44,065	$36,543	$7,522	21%

Selling, general and administrative expenses increased by $7.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

•
Compensation and related personnel costs and non-cash stock-based compensation costs increased due to continued investments in headcount and personnel across field sales and administrative functions to support HEPLISAV-B and pipeline growth.
•
Outside services increased due to continued investments in targeted commercial and marketing efforts designed to increase HEPLISAV-B market share and maximize the opportunities presented by the ACIP's universal recommendation.
•
Legal costs increased due to support for our sublease termination, patent management for our growing pipeline and preclinical assets and increased securities and regulatory compliance.
•
Facility costs decreased due to the non-recurrence of a lease maintenance credit in 2023.

We expect our selling, general and administrative expenses to increase in future years in support of the growing market for HEPLISAV-B and growth in our pipeline investments.

Bad Debt Expense

We did not record bad debt expense during the three months ended March 31, 2024. We recorded $12.3 million of bad debt expense during the three months ended March 31, 2023 in connection with the allowance for doubtful accounts of $12.3 million recorded with respect to outstanding accounts receivable from Bio E and relating to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement. The allowance for doubtful accounts was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No 3, and Bio E's dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and includes realized gains on investments. Interest expense includes the stated interest and accretion of discount of our Convertible Notes. Sublease (expense) income is recognized in connection with our sublease of office and laboratory space.

The following is a summary of our other income (expense) (in thousands, except for percentages):

			Increase
	Three Months Ended		(Decrease) from
	March 31,		2023 to 2024
	2024	2023	$	%
Interest income	$9,468	$6,597	$2,871	44%
Interest expense	$(1,695)	$(1,686)	$9	1%
Sublease (expense) income	$(1,602)	$1,598	$(3,200)	(200)%
Other	$101	$23	$78	339%

•
Interest income increased due to higher average yields and balances in our marketable securities portfolio.
•
The change in sublease (expense) income is primarily due to the recognition of a loss of $3.5 million in connection with a sublease termination, partially offset by sublease income of $1.9 million during the three months ended March 31, 2024.

Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three months ended March 31, 2024 and 2023, we recorded an income tax benefit of $2.8 million and an income tax provision of $0.6 million, respectively. Our effective tax rate was approximately 24.2% and (2.6)% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by state and foreign tax expense. For the three months ended March 31, 2023, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2024, we had $723.5 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of March 31, 2024, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of March 31, 2024, we had no CEPI-related net accounts receivable relating to Bio E. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million as of March 31, 2024, respectively. As of March 31, 2024, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.

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

As of March 31, 2024, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $2.5 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of March 31, 2024, we had $120.0 million remaining under the ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2024, we recorded a net loss of $8.7 million. For the three months ended March 31, 2023, we recorded a net loss of $24.3 million. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

During the three months ended March 31, 2024, we used $16.7 million of cash in our operations, which consisted of a net loss of $8.7 million, $18.2 million of net adjustments from non-cash items, which included stock-based compensation, sublease termination loss, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on marketable securities and inventory write off, and approximately $26.1 million net changes from operating assets and liabilities, which included an increase of $9.8 million in inventories primarily related to higher number of batches produced, and an increase of $4.8 million in prepaid assets and other current assets primarily related to prepaid taxes. By comparison, during the three months ended March 31, 2023, we generated $27.6 million of cash from our operations, which consisted of a net loss of $24.3 million, a $22.2 million of net adjustments from non-cash items, which included stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on marketable securities and bad debt expense, and approximately $29.7 million net changes from operating assets and liabilities, which included a decrease of $30.3 million in accounts and other receivables, net, as we received outstanding payments from Bio E during 2024. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the three months ended March 31, 2024, net cash provided by investing activities was $2.8 million compared to $52.3 million of cash used in investing activities for the three months ended March 31, 2023. Cash provided by investing activities during the three months ended March 31, 2024 included $3.6 million of net proceeds from maturities and redemption of marketable securities compared to $51.1 million of net purchases of marketable securities for the three months ended March 31, 2023.

During the three months ended March 31, 2024, net cash used in financing activities was $4.2 million compared to $3.1 million of cash used in financing activities for the three months ended March 31, 2023. Cash used in financing activities for the three months ended March 31, 2024 included $6.7 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for $2.5 million combined. Cash used in financing activities for the three months ended March 31, 2023 included $4.1 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for $1.0 million combined.

Contractual Obligations

As of March 31, 2024, our material non-cancelable purchase commitments for the supply of HEPLISAV-B totaled $40.5 million. Included in the balance of our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B, as of March 31, 2024, our aggregate minimum commitment for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement was $7.4 million for the 12 months following March 31, 2024.

On February 22, 2024, our third-party subtenant obtained the approval of a voluntary petition for relief under Chapter 11 of the United States Code. As a consequence, the sublease agreement with that third-party for the subleased premises (approximately 75,662 square feet of office/laboratory space located at 5959 Horton Street, Emeryville, California) was terminated effective March 7, 2024.

Simultaneously, on March 7, 2024, we entered into a new sublease agreement with a different third-party under similar conditions and for the same premises. See Note 5 - Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our management, with participation of our Chief Executive Officer and our Interim Chief Financial Officer, concluded that our disclosure controls and procedures are effective and were operating at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 1A. RISK FACTORS

Various statements in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements concerning our future efforts to obtain regulatory approval, advance our collaborations and our pipeline, manufacture and commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. There have been no material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the Securities and Exchange Commission on February 22, 2024.

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

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and as a result, we did not recognize CpG 1018 adjuvant revenue for the year ended December 31, 2023 nor for the quarter ended March 31, 2024. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.

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

Prior to January 1, 2021, we had incurred losses in each year since we commenced operations in 1996. We recognized a net loss of $8.7 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $939.3 million.

With our investment in the launch and commercialization of HEPLISAV-B in the United States and Germany, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including a proposed Phase 1/2 clinical trial in shingles, a Phase 1 extension study in Tdap, and a Phase 2 clinical trial for plague in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline.

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

As of March 31, 2024, we had $723.5 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. We recorded a net loss of $8.7 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $939.3 million. We expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, our 2.50% convertible senior notes due 2026 (“Convertible Notes”) and other securities we issue in the future may have rights senior to those of our common stock and could include covenants that restrict our operations.

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

For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG

1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of December 31, 2023 and March 31, 2024, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of March 31, 2024, we had $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

From January 1 through March 31, 2024, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

From January 1 through March 31, 2024, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.4	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1+	Sublease, dated March 7, 2024, by and between Company and Metagenomi, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+

Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 8, 2024	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer, Interim Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: May 8, 2024	By:	/s/ JUSTIN BURGESS
Justin Burgess
Vice President Finance, Chief Accounting Officer
(Principal Accounting Officer)