Form 10-Q
period 2024-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2024-08-06
CIK 1029142

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 1, 2024, the registrant had outstanding 131,044,383 shares of common stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dynavax Technologies Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$112,501	$150,279
Marketable securities available-for-sale	623,111	592,023
Accounts receivables, net of allowance for doubtful accounts of $12,313 at June 30, 2024 and December 31, 2023, respectively	61,654	40,607
Other receivables	976	3,926
Inventories	62,462	53,290
Prepaid expenses and other current assets	21,308	18,995
Total current assets	882,012	859,120
Property and equipment, net	36,105	37,297
Operating lease right-of-use assets	22,526	24,287
Goodwill	2,007	2,067
Other assets	73,671	74,325
Total assets	$1,016,321	$997,096
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,555	$5,245
Accrued research and development	4,581	2,982
Accrued liabilities	48,488	49,448
Other current liabilities	4,568	4,520
Total current liabilities	62,192	62,195
Convertible Notes, net of debt discount of $2,228 and $2,802 at June 30, 2024 and December 31, 2023, respectively (Note 7)	223,272	222,698
Long-term portion of lease liabilities	27,473	29,720
CEPI accrual long-term (Note 6)	60,337	60,337
Other long-term liabilities	198	74
Total liabilities	373,472	375,024
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at June 30, 2024 and December 31, 2023; zero shares outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock: $0.001 par value, 278,000 shares authorized at June 30, 2024 and December 31, 2023; 130,984 shares and 129,530 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	131	130
Additional paid-in capital	1,575,548	1,554,634
Accumulated other comprehensive loss	(4,911)	(2,108)
Accumulated deficit	(927,919)	(930,584)
Total stockholders’ equity	642,849	622,072
Total liabilities and stockholders’ equity	$1,016,321	$997,096

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$70,188	$56,440	$118,032	$99,891
Other revenue	3,607	3,809	6,552	7,283
Total revenues	73,795	60,249	124,584	107,174
Operating expenses:
Cost of sales - product	11,985	13,537	22,952	28,249
Research and development	14,950	13,046	28,478	26,651
Selling, general and administrative	41,662	37,071	85,727	73,614
Bad debt expense	-	-	-	12,313
Total operating expenses	68,597	63,654	137,157	140,827
Income (loss) from operations	5,198	(3,405)	(12,573)	(33,653)
Other income (expense):
Interest income	9,201	7,378	18,668	13,975
Interest expense	(1,698)	(1,688)	(3,393)	(3,374)
Sublease income (Note 5)	2,205	1,993	603	3,591
Other	-	(71)	103	(48)
Net income (loss) before income taxes	14,906	4,207	3,408	(19,509)
Provision for income taxes	(3,520)	(776)	(743)	(1,392)
Net income (loss)	$11,386	$3,431	$2,665	$(20,901)
Net income (loss) per share attributable to common stockholders
Basic	$0.09	$0.03	$0.02	$(0.16)
Diluted	$0.08	$0.03	$0.02	$(0.16)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	130,916	128,625	130,551	128,275
Diluted	154,468	152,142	133,582	128,275

See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$11,386	$3,431	$2,665	$(20,901)
Other comprehensive (loss) income, net of tax:
Change in unrealized loss on marketable securities available-for-sale	(289)	(1,197)	(1,746)	(531)
Cumulative foreign currency translation adjustments	(249)	25	(1,057)	597
Total other comprehensive (loss) income	(538)	(1,172)	(2,803)	66
Total comprehensive income (loss)	$10,848	$2,259	$(138)	$(20,835)

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Preferred Stock
Three Months Ended June 30, 2024	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at March 31, 2024	130,859	$131	-	$-	$1,562,027	$(4,373)	$(939,305)	$618,480
Issuance of common stock upon exercise of stock options	54	-	-	-	419	-	-	419
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	71	-	-	-	(416)	-	-	(416)
Stock compensation expense	-	-	-	-	13,518	-	-	13,518
Total other comprehensive loss	-	-	-	-	-	(538)	-	(538)
Net income	-	-	-	-	-	-	11,386	11,386
Balances at June 30, 2024	130,984	$131	-	$-	$1,575,548	$(4,911)	$(927,919)	$642,849

Six Months Ended June 30, 2024
Balances at December 31, 2023	129,530	$130	-	$-	$1,554,634	$(2,108)	$(930,584)	$622,072
Issuance of common stock upon exercise of stock options	294	-	-	-	2,054	-	-	2,054
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	1,066	1	-	-	(8,576)	-	-	(8,575)
Issuance of common stock under Employee Stock Purchase Plan	94	-	-	-	904	-	-	904
Stock compensation expense	-	-	-	-	26,532	-	-	26,532
Total other comprehensive loss	-	-	-	-	-	(2,803)	-	(2,803)
Net income	-	-	-	-	-	-	2,665	2,665
Balances at June 30, 2024	130,984	$131	-	$-	$1,575,548	$(4,911)	$(927,919)	$642,849

	Common Stock		Preferred Stock
Three Months Ended June 30, 2023	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at March 31, 2023	128,472	$128	-	$-	$1,516,331	$(4,200)	$(948,527)	$563,732
Issuance of common stock upon exercise of stock options	203	-	-	-	1,378	-	-	1,378
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	104	1	-	-	(727)	-	-	(726)
Stock compensation expense	-	-	-	-	10,562	-	-	10,562
Total other comprehensive income	-	-	-	-	-	(1,172)	-	(1,172)
Net income	-	-	-	-	-	-	3,431	3,431
Balances at June 30, 2023	128,779	$129	-	$-	$1,527,544	$(5,372)	$(945,096)	$577,205
Six Months Ended June 30, 2023
Balances at December 31, 2022	127,604	$128	-	$-	$1,510,518	$(5,438)	$(924,195)	$581,013
Issuance of common stock upon exercise of stock options	244	-	-	-	1,617	-	-	1,617
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	850	1	-	-	(5,964)	-	-	(5,963)
Issuance of common stock under Employee Stock Purchase Plan	81	-	-	-	777	-	-	777
Stock compensation expense	-	-	-	-	20,596	-	-	20,596
Total other comprehensive income	-	-	-	-	-	66	-	66
Net loss	-	-	-	-	-	-	(20,901)	(20,901)
Balances at June 30, 2023	128,779	$129	-	$-	$1,527,544	$(5,372)	$(945,096)	$577,205

See accompanying notes.

Dynavax Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$2,665	$(20,901)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,259	2,113
Amortization of right-of-use assets	1,668	1,335
Inventory write off	1,264	-
Sublease termination loss (Note 5)	4,765	-
Accretion of discounts on marketable securities	(8,465)	(7,263)
Stock-based compensation expense	26,532	20,596
Bad debt expense (Note 6)	-	12,313
Non-cash interest expense	574	556
Changes in operating assets and liabilities:
Accounts and other receivables, net	(18,097)	42,448
Inventories	(10,436)	6,358
Prepaid expenses and other current assets	(6,290)	(3,172)
Other assets	(101)	703
Accounts payable	(569)	(151)
Lease liabilities	(2,109)	(1,679)
Accrued and other liabilities	374	2,412
Net cash (used in) provided by operating activities	(5,966)	55,668
Investing activities
Purchases of marketable securities	(326,121)	(259,531)
Proceeds from maturities and redemption of marketable securities	301,713	233,953
Purchases of property and equipment, net	(1,528)	(2,034)
Net cash used in investing activities	(25,936)	(27,612)
Financing activities
Proceeds from exercise of stock options	2,054	1,617
Proceeds from Employee Stock Purchase Plan	904	777
Payments for taxes related to net share settlement of restricted stock units	(8,576)	(5,778)
Net cash used in financing activities	(5,618)	(3,384)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(265)	150
Net (decrease) increase in cash and cash equivalents, and restricted cash	(37,785)	24,822
Cash and cash equivalents, and restricted cash at beginning of period	150,556	202,211
Cash and cash equivalents, and restricted cash at end of period	$112,771	$227,033
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$2,963	$710
Cash paid during the period for interest	$2,819	$2,819
Reclassification of contract asset from other current assets to other assets	$-	$71,307
Reclassification of CEPI accrual to CEPI accrual long-term	$-	$(60,337)
Advance Payments forgiven per CEPI-Bio E Assignment Agreement (Note 6)	$-	$(47,401)
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$574	$540
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$901

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three and six months ended June 30, 2024.

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

Recurring Fair Value Measurements

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets
Money market funds	$96,611	$-	$-	$96,611
U.S. treasuries	-	134,696	-	134,696
U.S. government agency securities	-	172,084	-	172,084
Corporate debt securities	-	323,954	-	323,954
Total assets	$96,611	$630,734	$-	$727,345

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Money market funds	$131,635	$-	$-	$131,635
U.S. treasuries	-	74,237	-	74,237
U.S. government agency securities	-	216,688	-	216,688
Corporate debt securities	-	308,552	-	308,552
Total assets	$131,635	$599,477	$-	$731,112

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

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$112,501	$150,279	$226,823	$202,004
Restricted cash (1)	270	277	210	207
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$112,771	$150,556	$227,033	$202,211

(1) Restricted cash is included in "Other assets" in the Condensed Consolidated Balance Sheets.

Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (see Note 5).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2024
Cash and cash equivalents:
Cash	$8,267	$-	$-	$8,267
Money market funds	96,611	-	-	96,611
Corporate debt securities	7,623	-	-	7,623
Total cash and cash equivalents	112,501	-	-	112,501
Marketable securities available-for-sale:
U.S. treasuries	134,941	76	(321)	134,696
U.S. government agency securities	172,341	48	(305)	172,084
Corporate debt securities	316,730	38	(437)	316,331
Total marketable securities available-for-sale	624,012	162	(1,063)	623,111
Total cash and cash equivalents, and marketable securities	$736,513	$162	$(1,063)	$735,612
December 31, 2023
Cash and cash equivalents:
Cash	$11,190	$-	$-	$11,190
Money market funds	131,635	-	-	131,635
Corporate debt securities	7,453	1	-	7,454
Total cash and cash equivalents	150,278	1	-	150,279
Marketable securities available-for-sale:
U.S. treasuries	74,109	172	(44)	74,237
U.S. government agency securities	216,265	692	(269)	216,688
Corporate debt securities	300,803	315	(20)	301,098
Total marketable securities available-for-sale	591,177	1,179	(333)	592,023
Total cash and cash equivalents, and marketable securities	$741,455	$1,180	$(333)	$742,302

The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2024
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$372,276	$371,881
Mature after one year through two years	251,736	251,230
	$624,012	$623,111

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

There were no realized gains or losses from the sale of marketable securities during the three and six months ended June 30, 2024 and 2023. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During each of the three and six months ended June 30, 2024, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of June 30, 2024. As such, there have been no declines in fair value that have been identified as a credit-related impairment.

4. Inventories

The following table presents inventories (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$24,130	$27,256
Work-in-process	23,011	18,954
Finished goods	15,321	7,080
Total	$62,462	$53,290

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

As a result of the termination of the existing sublease agreement, we recognized a net loss of approximately $3.5 million comprising primarily of a $4.8 million write-off of the accrued rent asset balance as of March 7, 2024, partially offset by the collection of a termination payment of $1.3 million. Sublease income for the three and six months ended June 30, 2024 was $2.2 million and $0.6 million, respectively. Sublease income for the three and six months ended June 30, 2023 was $2.0 million and $3.6 million, respectively. Both the net loss on sublease termination and the sublease income are included net in “Sublease income” within “other income (expense)” in our condensed consolidated statements of operations. Rent received from the new subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,496	$1,392	$2,912	$2,780

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2024 and 2023 was $3.8 million and $3.5 million, respectively, and were included in change in lease liabilities in our condensed consolidated statement of cash flows.

The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,536	$4,496
Long-term portion of lease liabilities	27,473	29,720
Total operating lease liabilities	$32,009	$34,216

As of June 30, 2024, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2024 (remaining)	$2,960	$3,808
2025	6,127	6,962
2026	6,342	6,103
2027	6,564	6,034
2028	6,794	6,197
Thereafter	16,191	15,007
Total	$44,978	44,111
Less:
Present value adjustment		(12,102)
Total		$32,009

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term	6.4 years	6.7 years
Weighted average discount rate	10.1%	10.1%

Commitments

As of June 30, 2024 and December 31, 2023, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $38.2 million and $43.4 million, respectively.

On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). Included in the balance of our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B, as of June 30, 2024 and December 31, 2023, our aggregate minimum commitment for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement totaled $7.4 million for each period, anticipated within the next 12 months.

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

As of June 30, 2024, the aggregate principal amount of our convertible senior notes ("Convertible Notes") was $225.5 million, excluding debt discount of $2.2 million (see Note 7).

During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through June 30, 2024 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of June 30, 2024.

In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021, May 2022 and September 2023, we received $1.0 million from TriSalus because it met pre-commercialization milestones. We recorded the proceeds as gain on sale of assets in our condensed consolidated statements of operations. We paid Holdings $0.5 million in each of September 2021, May 2022 and October 2023. We included the payments in selling, general and administrative expenses in our condensed consolidated statements of operations. No liability has been recorded under this agreement as of June 30, 2024.

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

Through June 30, 2024, we received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed above). As of June 30, 2024, remaining Advance Payments totaling $60.3 million in CEPI accrual long-term were reflected in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). There were no deferred revenue balances related to the CEPI Agreement as of June 30, 2024 and December 31, 2023.

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

The contract asset of $71.3 million relating to Clover was included in other assets (long term) as of June 30, 2024 and December 31, 2023. The contract asset was included in other assets (long term) to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product.

Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of June 30, 2024. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, we had no net accounts receivable balance from Bio E. In 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of June 30, 2024, the CEPI-Bio E Assignment Agreement resulted in: (i) no net accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

U.S. Department of Defense

In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we are conducting a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. In 2023 and 2024, we executed contract modifications with the DoD to support advancement into a nonhuman primate challenge study and a chemistry, manufacturing and control gap analysis, with the agreement now totaling $38.7 million through 2025. We recognized revenue of $3.6 million and $6.4 million from our agreement with the DoD for the three and six months ended June 30, 2024, respectively. We recognized revenue of $3.8 million and $7.3 million from our agreement with the DoD for the three and six months ended June 30, 2023, respectively. Revenue from our agreement with the DoD is included in other revenue in our condensed consolidated statements of operations.

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

Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of June 30, 2024.

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

We accounted for the Convertible Notes as a single liability in accordance with ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). As of June 30, 2024, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $2.2 million as a long-term liability on the condensed consolidated balance sheets. As of June 30, 2024, the fair value of the Convertible Notes was $280 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.

The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stated coupon interest	$1,409	$1,409	$2,818	$2,818
Amortization of debt issuance cost	289	279	575	556
Total interest expense	$1,698	$1,688	$3,393	$3,374

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

8. Revenue Recognition

Disaggregation of Revenues

The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$68,988	$1,200	$70,188	$56,440	$-	$56,440
Total product revenue, net	68,988	1,200	70,188	56,440	-	56,440
Other revenue	3,598	9	3,607	3,809	-	3,809
Total revenues	$72,586	$1,209	$73,795	$60,249	$-	$60,249

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$115,685	$2,347	$118,032	$99,891	$-	$99,891
Total product revenue, net	115,685	2,347	118,032	99,891	-	99,891
Other revenue	6,400	152	6,552	7,283	-	7,283
Total revenues	$122,085	$2,499	$124,584	$107,174	$-	$107,174

Revenues from Major Customers and Collaboration Partners

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include integrated delivery networks, retail pharmacies, independent hospitals and clinics, public health clinics and prisons, the Department of Defense, and the Department of Veterans Affairs. All of our HEPLISAV-B sales in Germany are to one distributor.

The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Largest customer	28%	24%	28%	24%
Second largest customer	22%	21%	21%	23%
Third largest customer	18%	18%	18%	17%

Contract Balances

The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the six months ended June 30, 2024 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments related to prior periods	Balance at End of Period
Six months ended June 30, 2024:
Accounts receivable reserves (1)	$7,011	$34,615	$(32,498)	$-	$9,128
Revenue reserve accruals (2)	$21,004	$26,626	$(18,022)	$(709)	$28,899

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

When we perform services under our agreement with the DoD, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 6 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Six months ended June 30, 2024
Contract asset, included in other current assets (1)	$1,389	$6,400	$(5,396)	$2,393
Contract asset, included in other assets (long term) (2)	$71,307	$-	$-	$71,307

(1) The $2.4 million of contract asset is derived from our agreement with the DoD.

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

The numerators and denominators of the basic net income (loss) and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to common stockholders, basic	$11,386	$3,431	$2,665	$(20,901)

Add: interest expense on convertible notes	1,273	1,266	-	-
Net income (loss) attributable to common stockholders, diluted	$12,659	$4,697	$2,665	$(20,901)
Denominator
Weighted average common stock outstanding, basic	130,916	128,625	130,551	128,275
Effect of dilutive shares:
Stock-based compensation plans	2,009	1,974	3,031	-
Convertible Notes (as converted to common stock)	21,543	21,543	-	-
Weighted average common stock outstanding, diluted	154,468	152,142	133,582	128,275

Net income (loss) per share attributable to common stockholders
Basic	$0.09	$0.03	$0.02	$(0.16)
Diluted	$0.08	$0.03	$0.02	$(0.16)

The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Outstanding securities not included in diluted net income (loss) per share calculation:
Stock options and stock awards	8,891	6,900	6,966	15,532
Convertible Notes (as converted to common stock)	-	-	21,543	21,543
Total	8,891	6,900	28,509	37,075

10. Common Stock

Common Stock Outstanding

As of June 30, 2024, there were 130,984,369 shares of our common stock outstanding.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of June 30, 2024, we had $120.0 million remaining under the ATM Agreement.

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

In May 2024, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 11,400,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 41,440,250 shares of common stock. As of June 30, 2024, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans (the "Plans").

The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the Board of Directors. As of June 30, 2024, there were 14,193,145 shares of common stock reserved for issuance under the Amended 2018 EIP.

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

Stock Options

The following table summarizes the activity of stock options for the six months ended June 30, 2024:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	10,120	$10.78	4.18	$37,388
Options granted	1,685	12.39
Options exercised	(316)	7.28
Options cancelled:
Options forfeited (unvested)	(2)	9.52
Options expired (vested)	(144)	14.63
Balance as of June 30, 2024	11,343	$11.07	4.22	$14,929
Vested and expected to vest as of June 30, 2024	11,141	$11.05	4.17	$14,923
Exercisable as of June 30, 2024	8,118	$10.65	3.51	$14,696

Restricted Stock Units

The following table summarizes the activity of RSUs for the six months ended June 30, 2024:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2023	4,445	$11.57
Granted	3,072	12.45
Vested (1)	(1,743)	11.07
Forfeited	(105)	12.48
Non-vested as of June 30, 2024	5,669	$12.18

(1) Inclusive of approximately 676,958 RSUs for the six months ended June 30, 2024, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Market-based Performance Stock Units

We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the six months ended June 30, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2023	557	$15.95
Granted	558	17.23
Non-vested as of June 30, 2024	1,115	$16.59

Performance-based Options

As of June 30, 2024, approximately 36,000 shares underlying performance-based options were outstanding.

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

	Stock Options		Stock Options		Market-Based Performance Stock Units
	Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Weighted-average fair value per share	$7.48	$7.13	$7.84	$7.26	$17.23	$18.25
Risk-free interest rate	4.3%	3.8%	4.2%	4.0%	4.3%	4.3%
Expected life (in years)	4.5	4.5	4.5	4.5	2.9	2.9
Volatility	0.8	0.8	0.8	0.8	0.6	0.9

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

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$2,881	$2,301	$5,546	$4,413
Selling, general and administrative	9,255	7,202	18,175	14,033
Cost of sales - product	549	399	1,108	1,094
Inventories	833	660	1,703	1,056
Total	$13,518	$10,562	$26,532	$20,596

12. Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three and six months ended June 30, 2024, we recorded a provision for income taxes of approximately $3.5 million and $0.7 million, respectively. For the three and six months ended June 30, 2023, we recorded a provision for income taxes of approximately $0.8 million and $1.4 million, respectively. Our effective tax rate was approximately 23.6% and 21.8% for the three and six months ended June 30, 2024, respectively. Our effective tax rate was approximately (3.1)% and (5.7)% for the three and six months ended June 30, 2023, respectively. For the six months ended June 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by state and foreign tax expense. For the six months ended June 30, 2023, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of June 30, 2024, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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

In addition, we manufacture and have supplied in the past, and could supply in the future, our CpG 1018 adjuvant to a number of global customers, including companies engaged in the development and manufacture of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. While we did not recognize any CpG 1018 adjuvant revenue in 2023 or the first half of 2024, we could see new demand in the future if our collaborators work through their inventory on hand and need additional supply, or new programs utilizing our adjuvant advance to later stages up to and including commercialization. However, long-term demand, if any, for CpG 1018 adjuvant supporting COVID-19 or other vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 or other vaccines are approved for use.

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

All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the three and six months ended June 30, 2024, HEPLISAV-B product revenue, net was $70.2 million and $118.0 million, respectively.

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

Through June 30, 2024, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed below). As of June 30, 2024, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). There were no deferred revenue balances related to the CEPI Agreement as of June 30, 2024 and December 31, 2023.

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

Approximately $71.3 million relating to future amounts receivable representing a contract asset from Clover in connection with the CEPI Agreement is classified as other assets (long term) as of June 30, 2024. The classification as long term reflects the timing of expected utilization of CpG 1018 adjuvant for Clover Product expected to be sold under the CEPI Agreement. Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of June 30, 2024. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, we had no net accounts receivable balance from Bio E. During the first quarter of 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the

Government of India, which were delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.

On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI forgave the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of June 30, 2024, the CEPI-Bio E Assignment Agreement resulted in: (i) no net accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.

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

We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2024, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following is a summary of our revenues (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2023 to 2024		June 30,		2023 to 2024
Revenues:	2024	2023	$	%	2024	2023	$	%
HEPLISAV-B	$70,188	$56,440	$13,748	24%	$118,032	$99,891	$18,141	18%
Total product revenue, net	70,188	56,440	13,748	24%	118,032	99,891	18,141	18%
Other revenue	3,607	3,809	(202)	(5)%	6,552	7,283	(731)	(10)%
Total revenues	$73,795	$60,249	$13,546	22%	$124,584	$107,174	$17,410	16%

HEPLISAV-B product revenue increased by $13.7 million and $18.1 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

For the three and six months ended June 30, 2024, respectively, approximately $11.3 million and $12.7 million of the increase in product revenue was due to higher volume driven by continued improvement in market share, particularly in the integrated delivery networks and retail segments, and growth in the U.S. hepatitis-B vaccine market related to the Advisory Committee on Immunization Practices ("ACIP") universal recommendation. Increases in net sales price contributed approximately $2.4 million and $5.4 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Additionally, HEPLISAV-B product revenue, net included approximately $1.2 million and $2.3 million related to non-U.S. sales for the three and six months ended June 30, 2024, respectively.

Other revenue primarily includes revenue from our agreement with the DoD. We recognized $3.6 million and $6.4 million of revenue from our agreement with the DoD for the three and six months ended June 30, 2024, respectively.

Cost of Sales – Product

Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2023 to 2024		June 30,		2023 to 2024
Cost of Sales - Product	2024	2023	$	%	2024	2023	$	%
HEPLISAV-B	$11,985	$13,537	$(1,552)	(11)%	$22,952	$28,249	$(5,297)	(19)%
Total cost of sales - product	$11,985	$13,537	$(1,552)	(11)%	$22,952	$28,249	$(5,297)	(19)%

HEPLISAV-B cost of sales-product decreased by $1.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to lower per-unit manufacturing costs as a result of previous process improvements, partially offset by the increase in HEPLISAV-B sales volume.

HEPLISAV-B cost of sales – product includes a $1.3 million inventory write-off charge recorded during the six months ended June 30, 2024 for one manufacturing batch that did not meet approved release specifications. Comparatively, HEPLISAV-B cost of sales – product for the six months ended June 30, 2023 included a one-time charge in connection with improvement projects of $2.1 million related to our facility in Düsseldorf.

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

The following is a summary of our research and development expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2023 to 2024		June 30,		2023 to 2024
Program Expenses:	2024	2023	$	%	2024	2023	$	%
HEPLISAV-B development	$900	$27	$873	3,233%	$1,433	$1,674	$(241)	(14)%
CpG 1018 adjuvant development	807	368	439	119%	1,565	875	690	79%
Shingles	3,882	4,401	(519)	(12)%	7,148	8,150	(1,002)	(12)%
Tdap	1,094	2,043	(949)	(46)%	2,686	3,671	(985)	(27)%
Plague (1)	1,755	1,829	(74)	(4)%	3,077	3,474	(397)	(11)%
Other	2,969	1,436	1,533	107%	5,670	3,251	2,419	74%
Other research and development expenses:
Facility costs	662	641	21	3%	1,353	1,143	210	18%
Non-cash stock-based compensation	2,881	2,301	580	25%	5,546	4,413	1,133	26%
Total research and development	$14,950	$13,046	$1,904	15%	$28,478	$26,651	$1,827	7%

(1) In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine utilizing CpG 1018 adjuvant. Under the agreement, we will conduct a Phase 2 clinical trial and studies combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We are being fully reimbursed by the DoD for the costs of this study which is recorded in other revenue in our condensed consolidated statements of operations.

Research and development expenses increased by $1.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

•
HEPLISAV-B development costs increased for the three months ended June 30, 2024 primarily due to continued investment in process improvements. HEPLISAV-B development costs decreased for the six months ended June 30, 2024 due to the non-recurrence of a $1.0 million expense related to an engineering run performed for product testing purposes in 2023, partially offset by continued investment in process improvements.
•
CpG 1018 adjuvant development costs increased for both periods due to investments in our preclinical and clinical research and collaborations.
•
Shingles program costs decreased for both periods due to completion of activities related to the Phase 1 clinical trial in 2023, partially offset by costs in 2024 incurred for the initiation of a Phase 1/2 clinical trial, with the first participant being dosed in June 2024.
•
Tdap program costs decreased for both periods as we completed the Phase 1 clinical trial in early 2023, and we are continuing to advance the program in 2024, including activities to support a long-term follow-up extension study of the Phase 1 trial.

•
Plague program costs decreased for both periods as the Phase 2 clinical trial is nearing completion, as compared to higher costs incurred in early 2023 with our initiation of part 2 of the Phase 2 clinical trial.
•
Other program costs increased for both periods as we continued to invest in product candidates utilizing our CpG 1018 adjuvant through discovery, preclinical and clinical efforts, including external collaborations.
•
Non-cash stock-based compensation expense increased for both periods primarily due to incremental headcount to support the advancement of our clinical vaccine programs.

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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

			Increase				Increase
	Three Months Ended		(Decrease) from		Six Months Ended		(Decrease) from
	June 30,		2023 to 2024		June 30,		2023 to 2024
Selling, General and Administrative:	2024	2023	$	%	2024	2023	$	%
Compensation and related personnel costs	$18,018	$15,101	$2,917	19%	$36,677	$30,975	$5,702	18%
Outside services	11,760	11,772	(12)	—%	24,050	22,605	1,445	6%
Legal costs	862	897	(35)	(4)%	2,051	1,601	450	28%
Facility costs	1,767	2,099	(332)	(16)%	4,774	4,400	374	9%
Non-cash stock-based compensation	9,255	7,202	2,053	29%	18,175	14,033	4,142	30%
Total selling, general and administrative	$41,662	$37,071	$4,591	12%	$85,727	$73,614	$12,113	16%

Selling, general and administrative expenses increased by $4.6 million and $12.1 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

•
Compensation and related personnel costs and non-cash stock-based compensation costs increased for both periods due to continued investments in headcount and personnel across field sales and administrative functions to support HEPLISAV-B and pipeline growth.
•
Outside services for the three months period ended June 30, 2024 remained flat. Outside services for the six months period ended June 30, 2024 increased due to continued investments in commercial efforts designed to increase HEPLISAV-B market share and maximize the opportunities presented by the ACIP's universal recommendation.
•
Legal costs for the three months period ended June 30, 2024 remained flat. Legal costs for the six months period ended June 30, 2024 increased due to support for our sublease termination, patent management for our growing pipeline and preclinical assets and increased securities and regulatory compliance.
•
Facility costs varied for both periods due to the timing and amounts of lease maintenance credits.

Bad Debt Expense

We did not record bad debt expense during the six months ended June 30, 2024. We recorded $12.3 million of bad debt expense during the six months ended June 30, 2023 in connection with the allowance for doubtful accounts of $12.3 million recorded with respect to outstanding accounts receivable from Bio E and relating to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement. The allowance for doubtful accounts was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No 3, and Bio E's dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.

Other Income (Expense)

Interest income is reported net of amortization of premiums and discounts on marketable securities and includes realized gains on investments. Interest expense includes the stated interest and accretion of discount of our Convertible Notes. Sublease income is recognized in connection with our sublease of office and laboratory space.

The following is a summary of our other income (expense) (in thousands, except for percentages):

Increase	Increase
Three Months Ended	(Decrease) from	Six Months Ended	(Decrease) from
June 30,	2023 to 2024	June 30,	2023 to 2024
2024	2023	$	%	2024	2023	$	%
Interest income	$9,201	$7,378	$1,823	25%	$18,668	$13,975	$4,693	34%
Interest expense	$(1,698)	$(1,688)	$10	1%	$(3,393)	$(3,374)	$19	1%
Sublease income	$2,205	$1,993	$212	11%	$603	$3,591	$(2,988)	(83)%

•
Interest income increased due to higher average yields and balances in our marketable securities portfolio.
•
The decrease in sublease income for the six months ended June 30, 2024 is primarily due to the recognition of a net loss of $3.5 million during the first quarter of 2024 in connection with a sublease termination, offset by sublease income of $4.1 million during the six months ended June 30, 2024.

Income Taxes

We are subject to U.S. federal, state and foreign income taxes. For the three and six months ended June 30, 2024, we recorded a provision for income taxes of approximately $3.5 million and $0.7 million, respectively. For the three and six months ended June 30, 2023, we recorded a provision for income taxes of approximately $0.8 million and $1.4 million, respectively. Our effective tax rate was approximately 23.6% and 21.8% for the three and six months ended June 30, 2024, respectively. Our effective tax rate was approximately (3.1)% and (5.7)% for the three and six months ended June 30, 2023, respectively. For the six months ended June 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by state and foreign tax expense. For the six months ended June 30, 2023, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2024, we had $735.6 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of June 30, 2024, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.

Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of June 30, 2024, we had no CEPI-related net accounts receivable relating to Bio E. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million as of June 30, 2024, respectively. As of June 30, 2024, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.

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

As of June 30, 2024, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $2.2 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and

November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of June 30, 2024, we had $120.0 million remaining under the ATM Agreement.

Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and six months ended June 30, 2024, we recorded a net income of $11.4 million and $2.7 million, respectively. For the three and six months ended June 30, 2023, we recorded a net income of $3.4 million and a net loss of $20.9 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.

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

During the six months ended June 30, 2024, we used $6.0 million of cash in our operations, which consisted of a net income of $2.7 million, $28.6 million of net adjustments from non-cash items, which included stock-based compensation, sublease termination loss, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on marketable securities and inventory write off, and approximately $37.2 million net changes from operating assets and liabilities, which included an increase of $18.1 million in accounts and other receivables net driven by higher sales, an increase of $10.4 million in inventories primarily related to higher number of batches produced, and an increase of $6.3 million in prepaid assets and other current assets primarily related to interest receivable, prepaid taxes, and prepaid insurance. By comparison, during the six months ended June 30, 2023, we generated $55.7 million of cash from our operations, which consisted of a net loss of $20.9 million, a $29.7 million of net adjustments from non-cash items, which included stock-based compensation, depreciation and amortization, amortization of right-of-use assets, non-cash interest expense, accretion of discounts on marketable securities and bad debt expense, and approximately $46.9 million net changes from operating assets and liabilities, which included a decrease of $42.4 million in accounts and other receivables, net, a decrease of $6.4 million in inventories and an increase of $3.2 million in prepaid assets and other current assets. Net cash used in operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.

During the six months ended June 30, 2024, net cash used by investing activities was $25.9 million compared to $27.6 million of cash used in investing activities for the six months ended June 30, 2023. Cash used by investing activities during the six months ended June 30, 2024 included $24.4 million of net purchases of marketable securities compared to $25.6 million of net purchases of marketable securities for the six months ended June 30, 2023.

During the six months ended June 30, 2024, net cash used in financing activities was $5.6 million compared to $3.4 million of cash used in financing activities for the six months ended June 30, 2024. Cash used in financing activities for the six months ended June 30, 2024 included $8.6 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for approximately $3.0 million combined. Cash used in financing activities for the six months ended June 30, 2023 included $5.8 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for $2.4 million combined.

Contractual Obligations

As of June 30, 2024, our material non-cancelable purchase commitments for the supply of HEPLISAV-B totaled $38.2 million. Included in the balance of our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B, as of June 30, 2024, our aggregate minimum commitment for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement was $7.4 million for the 12 months following June 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and as a result, we did not recognize CpG 1018 adjuvant revenue for the year ended December 31, 2023 nor for the six months ended June 30, 2024. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.

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

Prior to January 1, 2021, we had incurred losses in each year since we commenced operations in 1996. We recognized a net income of $11.4 million and $2.7 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $927.9 million.

With our investment in the launch and commercialization of HEPLISAV-B in the United States and Germany, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including a recently initiated Phase 1/2 clinical trial in shingles, a recently initiated Phase 1 extension study in Tdap, and a Phase 2 clinical trial for plague in collaboration with and fully funded by the U.S. Department of Defense (“DoD”) expected to be completed in the fourth quarter of 2024. We expect research and development costs to increase further if we add additional programs to our pipeline.

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

As of June 30, 2024, we had $735.6 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. We recorded a net income of $11.4 million and $2.7 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $927.9 million. We expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, our 2.50% convertible senior notes due 2026 (“Convertible Notes”) and other securities we issue in the future may have rights senior to those of our common stock and could include covenants that restrict our operations.

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

For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG

1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of December 31, 2023 and June 30, 2024, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future.

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

Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of June 30, 2024, we had $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

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

From January 1 through June 30, 2024, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

From January 1 through June 30, 2024, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Robert Janssen, M.D., Chief Medical Officer and Senior Vice President, Clinical Development, Medical and Regulatory Affairs	Adoption	May 30, 2024	X		311,535 shares of common stock underlying stock options		September 12, 2025, unless earlier terminated as outlined in the plan
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, and 3.9
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.4	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
10.1+	Dynavax Technologies Corporation 2018 Equity Incentive Plan					X
10.2+	Dynavax Technologies Corporation Annual Bonus Plan					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract, compensatory plan or arrangement.
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 6, 2024	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2024	By:	/s/ JUSTIN BURGESS
Justin Burgess
Vice President Finance, Chief Accounting Officer
(Principal Accounting Officer)