Form 10-Q
period 2024-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2024-11-07
CIK 1029142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number: 001-34207
__________________________________________________________
Dynavax Technologies Corporation
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware	33-0728374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2100 Powell Street, Suite 720
Emeryville, CA 94608
(510) 848-5100
(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:

Common Stock, $0.001 par value	DVAX	Nasdaq Global Select Market
Preferred Share Purchase Rights	N/A	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had outstanding 131,454,561 shares of common stock.

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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$119,332	$150,279
Marketable securities available-for-sale	644,660	592,023
Accounts receivables, net of allowance for doubtful accounts of $12,313 at September 30, 2024 and December 31, 2023, respectively	73,334	40,607
Other receivables	1,943	3,926
Inventories	62,402	53,290
Prepaid expenses and other current assets	24,570	18,995
Total current assets	926,241	859,120
Property and equipment, net	37,420	37,297
Operating lease right-of-use assets	21,780	24,287
Goodwill	2,091	2,067
Other assets	74,458	74,325
Total assets	$1,061,990	$997,096
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,089	$5,245
Accrued research and development	4,402	2,982
Accrued liabilities	54,102	49,448
Other current liabilities	4,437	4,520
Total current liabilities	70,030	62,195
Convertible Notes, net of debt discount of $1,939 and $2,802 at September 30, 2024 and December 31, 2023, respectively (Note 7)	223,561	222,698
Long-term portion of lease liabilities	26,607	29,720
CEPI accrual long-term (Note 6)	60,337	60,337
Other long-term liabilities	28	74
Total liabilities	380,563	375,024
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at September 30, 2024 and December 31, 2023; zero shares outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock: $0.001 par value, 278,000 shares authorized at September 30, 2024 and December 31, 2023; 131,345 shares and 129,530 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	131	130
Additional paid-in capital	1,591,107	1,554,634
Accumulated other comprehensive income (loss)	514	(2,108)
Accumulated deficit	(910,325)	(930,584)
Total stockholders’ equity	681,427	622,072
Total liabilities and stockholders’ equity	$1,061,990	$997,096
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$79,345	$62,318	$197,377	$162,209
Other revenue	1,285	7,196	7,837	14,479
Total revenues	80,630	69,514	205,214	176,688
Operating expenses:
Cost of sales - product	13,084	13,229	36,035	41,478
Research and development	14,403	14,116	42,881	40,767
Selling, general and administrative	43,061	38,053	128,788	111,667
Gain on sale of assets (Note 5)	—	(1,000)	—	(1,000)
Bad debt expense	—	—	—	12,313
Total operating expenses	70,548	64,398	207,704	205,225
Income (loss) from operations	10,082	5,116	(2,490)	(28,537)
Other income (expense):
Interest income	9,382	8,462	28,050	22,437
Interest expense	(1,699)	(1,691)	(5,090)	(5,065)
Sublease income (Note 5)	2,205	1,993	2,808	5,584
Other	(152)	266	(52)	218
Net income (loss) before income taxes	19,818	14,146	23,226	(5,363)
(Provision for) benefit from income taxes	(2,224)	147	(2,967)	(1,245)
Net income (loss)	$17,594	$14,293	$20,259	$(6,608)
Net income (loss) per share attributable to common stockholders
Basic	$0.13	$0.11	$0.15	$(0.05)
Diluted	$0.12	$0.10	$0.15	$(0.05)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	131,133	128,988	130,746	128,515
Diluted	154,807	154,196	133,644	128,515
See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income (loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$17,594	$14,293	$20,259	$(6,608)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities available-for-sale	4,021	426	2,275	(105)
Cumulative foreign currency translation adjustments	1,404	(1,013)	347	(416)
Total other comprehensive income (loss)	5,425	(587)	2,622	(521)
Total comprehensive income (loss)	$23,019	$13,706	$22,881	$(7,129)
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock
Three Months Ended September 30, 2024	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	130,984	$131	—	$—	$1,575,548	$(4,911)	$(927,919)	$642,849
Issuance of common stock upon exercise of stock options	221	-	-	-	1,871	-	-	1,871
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	49	-	-	-	(251)	-	-	(251)
Issuance of common stock under Employee Stock Purchase Plan	91	-	-	-	856	-	-	856
Stock compensation expense	-	-	-	-	13,083	-	-	13,083
Total other comprehensive income	-	-	-	-	-	5,425	-	5,425
Net income	-	-	-	-	-	-	17,594	17,594
Balances at September 30, 2024	131,345	$131	-	$—	$1,591,107	$514	$(910,325)	$681,427

Nine Months Ended September 30, 2024
Balances at December 31, 2023	129,530	$130	-	$—	$1,554,634	$(2,108)	$(930,584)	$622,072
Issuance of common stock upon exercise of stock options	515	-	-	-	3,925	-	-	3,925
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	1,115	1	-	-	(8,827)	-	-	(8,826)
Issuance of common stock under Employee Stock Purchase Plan	185	-	-	-	1,760	-	-	1,760
Stock compensation expense	-	-	-	-	39,615	-	-	39,615
Total other comprehensive income	-	-	-	-	-	2,622	-	2,622
Net income	-	-	-	-	-	-	20,259	20,259
Balances at September 30, 2024	131,345	$131	-	$—	$1,591,107	$514	$(910,325)	$681,427

	Common Stock		Preferred Stock
Three Months Ended September 30, 2023	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2023	128,779	$129	-	$—	$1,527,544	$(5,372)	$(945,096)	$577,205
Issuance of common stock upon exercise of stock options	312	-	-	-	2,722	-	-	2,722
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	24	-	-	-	(162)	-	-	(162)
Issuance of common stock under Employee Stock Purchase Plan	80	-	-	-	758	-	-	758
Stock compensation expense	-	-	-	-	10,687	-	-	10,687
Total other comprehensive loss	-	-	-	-	-	(587)	-	(587)
Net income	-	-	-	-	-	-	14,293	14,293
Balances at September 30, 2023	129,195	$129	-	$—	$1,541,549	$(5,959)	$(930,803)	$604,916

Nine Months Ended September 30, 2023
Balances at December 31, 2022	127,604	$128	-	$—	$1,510,518	$(5,438)	$(924,195)	$581,013
Issuance of common stock upon exercise of stock options	556	-	-	-	4,339	-	-	4,339
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	874	1	-	-	(6,126)	-	-	(6,125)
Issuance of common stock under Employee Stock Purchase Plan	161	-	-	-	1,535	-	-	1,535
Stock compensation expense	-	-	-	-	31,283	-	-	31,283
Total other comprehensive loss	-	-	-	-	-	(521)	-	(521)
Net loss	-	-	-	-	-	-	(6,608)	(6,608)
Balances at September 30, 2023	129,195	$129	-	$—	$1,541,549	$(5,959)	$(930,803)	$604,916
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$20,259	$(6,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,443	3,228
Amortization of right-of-use assets	2,538	2,090
Inventory write off	1,264	-
Sublease termination loss (Note 5)	4,765	-
Accretion of discounts on marketable securities	(11,892)	(11,313)
Stock-based compensation expense	39,615	31,283
Bad debt expense (Note 6)	-	12,313
Non-cash interest expense	2,272	2,246
Gain on sale of assets (Note 5)	-	(1,000)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(30,744)	40,935
Inventories	(10,376)	9,435
Prepaid manufacturing	(6,893)	-
Prepaid expenses and other current assets	(2,643)	(4,650)
Other assets	(878)	730
Accounts payable	2,023	(612)
Lease liabilities	(3,220)	(2,635)
Accrued and other liabilities	3,968	11,355
Net cash provided by operating activities	13,501	86,797
Investing activities
Purchases of marketable securities	(491,047)	(484,040)
Proceeds from maturities and redemption of marketable securities	452,520	351,735
Purchases of property and equipment, net	(2,874)	(2,381)
Proceeds from sale of assets	-	1,000
Net cash used in investing activities	(41,401)	(133,686)
Financing activities
Proceeds from exercise of stock options	3,925	4,339
Proceeds from Employee Stock Purchase Plan	1,760	1,535
Payments for taxes related to net share settlement of restricted stock units	(8,827)	(6,264)
Net cash used in financing activities	(3,142)	(390)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	98	(155)
Net decrease in cash and cash equivalents, and restricted cash	(30,944)	(47,434)
Cash and cash equivalents, and restricted cash at beginning of period	150,556	202,211
Cash and cash equivalents, and restricted cash at end of period	$119,612	$154,777
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$4,577	$1,413
Cash paid during the period for interest	$2,819	$2,819
Reclassification of contract asset from other current assets to other assets	$-	$71,307
Reclassification of CEPI accrual to CEPI accrual long-term	$-	$(60,337)
Advance Payments forgiven per CEPI-Bio E Assignment Agreement (Note 6)	$-	$(47,401)
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$762	$704
Right-of-use assets obtained in exchange of operating lease liabilities	$-	$1,332
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
We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018® adjuvant, the adjuvant used in HEPLISAV-B, to develop improved vaccines in indications with unmet medical needs. These programs currently include vaccine candidates under development for shingles and a plague vaccine candidate program in collaboration with and fully funded by the U.S. Department of Defense ("DoD").
Additionally, we manufacture and have in the past supplied CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, through both commercial supply agreements, and through preclinical and clinical research collaborations with third-party organizations.
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
2. Fair Value Measurements
We measure fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities;
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities; therefore, requiring an entity to develop its own valuation techniques and assumptions.
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three and nine months ended September 30, 2024.
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

Recurring Fair Value Measurements
The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets
Money market funds	$100,160	$-	$-	$100,160
U.S. treasuries	-	170,325	-	170,325
U.S. government agency securities	-	167,859	-	167,859
Corporate debt securities	-	306,476	-	306,476
Total assets	$100,160	$644,660	$-	$744,820

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Money market funds	$131,635	$-	$-	$131,635
U.S. treasuries	-	74,237	-	74,237
U.S. government agency securities	-	216,688	-	216,688
Corporate debt securities	-	308,552	-	308,552
Total assets	$131,635	$599,477	$-	$731,112
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

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$119,332	$150,279	$154,511	$202,004
Restricted cash (1)	280	277	266	207
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$119,612	$150,556	$154,777	$202,211
(1)Restricted cash is included in "Other assets" in the Condensed Consolidated Balance Sheets.
Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (see Note 5).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2024
Cash and cash equivalents:
Cash	$19,172	$-	$-	$19,172
Money market funds	100,160	-	-	100,160
Corporate debt securities	-	-	-	-
Total cash and cash equivalents	119,332	-	-	119,332
Marketable securities available-for-sale:
U.S. treasuries	169,214	1,118	(7)	170,325
U.S. government agency securities	166,881	1,018	(40)	167,859
Corporate debt securities	305,446	1,065	(35)	306,476
Total marketable securities available-for-sale	641,541	3,201	(82)	644,660
Total cash and cash equivalents, and marketable securities	$760,873	$3,201	$(82)	$763,992
December 31, 2023
Cash and cash equivalents:
Cash	$11,190	$-	$-	$11,190
Money market funds	131,635	-	-	131,635
Corporate debt securities	7,453	1	-	7,454
Total cash and cash equivalents	150,278	1	-	150,279
Marketable securities available-for-sale:
U.S. treasuries	74,109	172	(44)	74,237
U.S. government agency securities	216,265	692	(269)	216,688
Corporate debt securities	300,803	315	(20)	301,098
Total marketable securities available-for-sale	591,177	1,179	(333)	592,023
Total cash and cash equivalents, and marketable securities	$741,455	$1,180	$(333)	$742,302
The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2024
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$377,534	$378,836
Mature after one year through two years	264,007	265,824
	$641,541	$644,660
We have classified our entire investment portfolio as available-for-sale ("AFS") and available for use in current operations and accordingly have classified all investments as short-term. Our AFS securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities. Unrealized losses are included in accumulated other comprehensive loss in stockholders’ equity. We determine whether a decline in the fair value of our AFS debt securities below their amortized cost basis (i.e., an impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income (loss), net of applicable taxes. Credit-related impairments (if any) are recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Both the allowance and the adjustment to net income can be reversed if conditions change.

There were no realized gains or losses from the sale of marketable securities during the three and nine months ended September 30, 2024 and 2023. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During each of the three and nine months ended September 30, 2024, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of September 30, 2024. As such, there have been no declines in fair value that have been identified as a credit-related impairment.
4. Inventories
The following table presents inventories (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$34,036	$27,256
Work-in-process	8,446	18,954
Finished goods	19,920	7,080
Total	$62,402	$53,290
As of September 30, 2024, we recorded prepaid manufacturing costs related to prepayments made to third-party manufacturers of CpG 1018 adjuvant of $6.9 million. Prepaid manufacturing costs are included in “Prepaid expenses and other current assets" in our condensed consolidated balance sheets. Prepaid manufacturing costs are reclassified to inventory upon meeting all necessary quality requirements, which typically occurs within twelve months.

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
As a result of the termination of the existing sublease agreement, we recognized a net loss of approximately $3.5 million during the three months ended March 31, 2024 and nine months ended September 30, 2024, comprising primarily of a $4.8 million write-off of the accrued rent asset balance as of March 7, 2024, partially offset by the collection of a termination payment of $1.3 million. Sublease income for the three and nine months ended September 30, 2024 was $2.2 million and $2.8 million, respectively. Sublease income for the three and nine months ended September 30, 2023 was $2.0 million and $5.6 million, respectively. Both the net loss on sublease termination and the sublease income are included net in “Sublease income” within “Other income (expense)” in our condensed consolidated statements of operations. Rent received from the new subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.

Our lease expense comprises of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,437	$1,392	$4,349	$4,172
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2024 and 2023 was $5.7 million and $5.3 million, respectively, and were included in change in lease liabilities in our condensed consolidated statement of cash flows.
The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,423	$4,496
Long-term portion of lease liabilities	26,607	29,720
Total operating lease liabilities	$31,030	$34,216
As of September 30, 2024, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2024 (remaining)	$1,480	$1,911
2025	6,127	6,987
2026	6,342	6,128
2027	6,564	6,059
2028	6,794	6,222
Thereafter	16,191	15,083
Total	$43,498	42,390
Less:
Present value adjustment		(11,360)
Total		$31,030
The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	6.2 years	6.7 years
Weighted average discount rate	10.1%	10.1%
Commitments
As of September 30, 2024 and December 31, 2023, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $34.0 million and $43.4 million, respectively.
On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). As of September 30, 2024 and December 31, 2023, our material non-cancelable purchase and other commitments for HEPLISAV-B supply included minimum commitments for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement, totaling $0.7 million and $7.4 million, respectively. These amounts are expected to be fulfilled within the next 12 months from September 30, 2024.
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
As of September 30, 2024, the aggregate principal amount of our convertible senior notes ("Convertible Notes") was $225.5 million, excluding debt discount of $1.9 million (see Note 7).
During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through September 30, 2024 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the condensed consolidated balance sheets as of September 30, 2024.
In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021, May 2022 and September 2023, we received $1.0 million from TriSalus because it met pre-commercialization milestones. We recorded the proceeds as gain on sale of assets in our condensed consolidated statements of operations. We paid Holdings $0.5 million in each of September 2021, May 2022 and October 2023. We included the payments in selling, general and administrative expenses in our condensed consolidated statements of operations. No liability has been recorded under this agreement as of September 30, 2024.
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
Through September 30, 2024, we received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed above). As of September 30, 2024, remaining Advance Payments totaling $60.3 million in CEPI accrual long-term were reflected in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). There were no deferred revenue balances related to the CEPI Agreement as of September 30, 2024 and December 31, 2023.
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
The contract asset of $71.3 million relating to Clover was included in other assets (long term) as of September 30, 2024 and December 31, 2023. The contract asset was included in other assets (long term) to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product.
Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of September 30, 2024. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, we had no net accounts receivable balance from Bio E. In 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of September 30, 2024, the CEPI-Bio E Assignment Agreement resulted in: (i) no net accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.
U.S. Department of Defense
In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we conducted a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. In 2023 and 2024, we executed contract modifications with the DoD to support advancement into a nonhuman primate challenge study and a chemistry, manufacturing and control gap analysis, with the agreement now totaling $38.7 million through 2025. We recognized revenue of $1.3 million and $7.7 million from our agreement with the DoD for the three and nine months ended September 30, 2024, respectively. We recognized revenue of $7.2 million and $14.5 million from our agreement with the DoD for the three and nine months ended September 30, 2023, respectively. Revenue from our agreement with the DoD is included in other revenue in our condensed consolidated statements of operations.
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
The Convertible Notes are general unsecured obligations and accrue interest at a rate of 2.5% per annum payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date.
The Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 95.5338 shares of our common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $10.47 per share of our common stock. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2026, only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any ten consecutive trading day period (the “measurement period”), in which the “trading price” (as defined the indenture governing the Convertible Notes) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
•If we call such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events as set forth in the indenture governing the Convertible Notes.
On or after February 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes regardless of the foregoing circumstances.
Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the condensed consolidated balance sheets as of September 30, 2024.
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
We accounted for the Convertible Notes as a single liability in accordance with ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). As of September 30, 2024, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $1.9 million as a long-term liability on the condensed consolidated balance sheets. As of September 30, 2024, the fair value of the Convertible Notes was $273.7 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.
The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stated coupon interest	$1,409	$1,409	$4,227	$4,227
Amortization of debt issuance cost	290	282	863	838
Total interest expense	$1,699	$1,691	$5,090	$5,065
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
8. Revenue Recognition
Disaggregation of Revenues
The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$79,345	$-	$79,345	$62,318	$-	$62,318
Total product revenue, net	79,345	-	79,345	62,318	-	62,318
Other revenue	1,263	22	1,285	7,196	-	7,196
Total revenues	$80,608	$22	$80,630	$69,514	$-	$69,514

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$195,030	$2,347	$197,377	$162,209	$-	$162,209
Total product revenue, net	195,030	2,347	197,377	162,209	-	162,209
Other revenue	7,663	174	7,837	14,479	-	14,479
Total revenues	$202,693	$2,521	$205,214	$176,688	$-	$176,688
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
The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Largest customer	31%	27%	29%	25%
Second largest customer	20%	25%	21%	24%
Third largest customer	19%	18%	18%	17%

Contract Balances
The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the nine months ended September 30, 2024 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments related to prior periods	Balance at End of Period
Nine months ended September 30, 2024:
Accounts receivable reserves (1)	$7,011	$57,494	$(53,716)	$(10)	$10,779
Revenue reserve accruals (2)	$21,004	$43,507	$(32,385)	$(871)	$31,255
(1)Reserves are for chargebacks, discounts and other fees.
(2)Accruals are for returns, rebates and other fees.
When we perform services under our agreement with the DoD, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 6 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Nine months ended September 30, 2024
Contract asset, included in other current assets (1)	$1,389	$7,663	$(8,314)	$738
Contract asset, included in other assets (long term) (2)	$71,307	$-	$-	$71,307
(1)The $0.7 million of contract asset is derived from our agreement with the DoD.
(2)The Clover contract asset was included in long term assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. See Note 6 for further discussion.
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

The numerators and denominators of the basic net income (loss) and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) attributable to common stockholders, basic	$17,594	$14,293	$20,259	$(6,608)

Add: interest expense on convertible notes	$1,274	$1,268	$-	$-
Net income (loss) attributable to common stockholders, diluted	$18,868	$15,561	$20,259	$(6,608)
Denominator
Weighted average common stock outstanding, basic	131,133	128,988	130,746	128,515
Effect of dilutive shares:
Stock-based compensation plans	2,131	3,665	2,898	-
Convertible Notes (as converted to common stock)	21,543	21,543	-	-
Weighted average common stock outstanding, diluted	154,807	154,196	133,644	128,515

Net income (loss) per share attributable to common stockholders
Basic	$0.13	$0.11	$0.15	$(0.05)
Diluted	$0.12	$0.10	$0.15	$(0.05)
The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Outstanding securities not included in diluted net income (loss) per share calculation:
Stock options and stock awards	8,987	5,605	8,172	15,304
Convertible Notes (as converted to common stock)	-	-	21,543	21,543
Total	8,987	5,605	29,715	36,847
10. Common Stock
Common Stock Outstanding
As of September 30, 2024, there were 131,344,804 shares of our common stock outstanding.
We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of September 30, 2024, we had $120.0 million remaining under the ATM Agreement.

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
In May 2024, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 11,400,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 41,440,250 shares of common stock. As of September 30, 2024, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans (the "Plans").
The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the Board of Directors. As of September 30, 2024, there were 14,308,992 shares of common stock reserved for issuance under the Amended 2018 EIP.
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
Stock Options
The following table summarizes the activity of stock options for the nine months ended September 30, 2024:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	10,120	$10.78	4.18	$37,388
Options granted	1,710	12.37
Options exercised	(537)	7.76
Options cancelled:
Options forfeited (unvested)	(22)	11.56
Options expired (vested)	(144)	14.63
Balance as of September 30, 2024	11,127	$11.12	3.98	$13,791
Vested and expected to vest as of September 30, 2024	10,939	$11.10	3.95	$13,788
Exercisable as of September 30, 2024	8,268	$10.79	3.32	$13,693

Restricted Stock Units
The following table summarizes the activity of RSUs for the nine months ended September 30, 2024:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2023	4,445	$11.57
Granted	3,139	12.42
Vested (1)	(1,815)	11.14
Forfeited	(257)	12.38
Non-vested as of September 30, 2024	5,512	$12.16
(1)Inclusive of approximately 699,684 RSUs for the nine months ended September 30, 2024, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.
Market-based Performance Stock Units
We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the nine months ended September 30, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2023	557	$15.95
Granted	558	17.23
Non-vested as of September 30, 2024	1,115	$16.59
Performance-based Options
As of September 30, 2024, approximately 36,000 shares underlying performance-based options were outstanding.
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

	Stock Options		Stock Options		Market-Based Performance Stock Units
	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Weighted-average fair value per share	$6.66	$8.61	$7.82	$7.30	$17.23	$18.25
Risk-free interest rate	3.8%	4.2%	4.2%	4.0%	4.3%	4.3%
Expected life (in years)	4.5	4.5	4.5	4.5	2.9	2.9
Volatility	0.8	0.8	0.8	0.8	0.6	0.9

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
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,135	$2,339	$8,681	$6,752
Selling, general and administrative	8,703	7,320	26,878	21,353
Cost of sales - product	397	369	1,505	1,463
Inventories	848	659	2,551	1,715
Total	$13,083	$10,687	$39,615	$31,283
12. Income Taxes
We are subject to U.S. federal, state and foreign income taxes. For the three and nine months ended September 30, 2024, we recorded a provision for income taxes of approximately $2.2 million and $3.0 million, respectively. For the three months ended September 30, 2023, we recorded a benefit from income taxes of approximately $0.1 million. For the nine months ended September 30, 2023, we recorded a provision for income taxes of approximately $1.2 million. Our effective tax rate was approximately 11.2% and 12.8% for the three and nine months ended September 30, 2024, respectively. Our effective tax rate was approximately (1.0)% and (22.9)% for the three and nine months ended September 30, 2023, respectively. For the nine months ended September 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets. For the nine months ended September 30, 2023, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.
The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of September 30, 2024, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.
13. Subsequent Events

Stockholder Rights Plan

On October 28, 2024, we announced that our Board of Directors approved the adoption of a limited-duration shareholder rights agreement (the “Rights Agreement”), which includes the declaration of a dividend distribution of one preferred share purchase right (each, a “Right”) to purchase one-thousandth of one share of our common stock to stockholders of record as of the close of business on November 8, 2024 (the “Record Date”). The Rights will expire on the earlier of (i) the one year anniversary of the date of the Rights Agreement and (ii) the day following the certification of the voting results of our 2025 annual meeting of stockholders, unless the Rights are earlier redeemed or exchanged by us. While the Rights Agreement was effective immediately, the Rights would become exercisable only if a person or group acquired beneficial ownership, as defined in the Rights Agreement, of 15% or more of our common stock in a transaction not approved by our Board of Directors.

Share Repurchase Program

In November 2024, our Board of Directors authorized a share repurchase program allowing us to repurchase up to $200.0 million of our common stock.

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
We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs. These programs currently include vaccine candidates under development for shingles and plague. Additionally, we are working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and preclinical and clinical collaborations with third-party research organizations. In November 2024, we announced that we have decided to discontinue development of our Tdap-1018 program based on results from a long-term Phase 1 extension study that did not demonstrate a differentiated profile that we believe would be successful commercially.
In addition, we manufacture and have supplied in the past, and could supply in the future, our CpG 1018 adjuvant to a number of global customers, including companies engaged in the development and manufacture of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. While we did not recognize any CpG 1018 adjuvant revenue in 2023 or 2024, we could see new demand in the future if our collaborators work through their inventory on hand and need additional supply, or new programs utilizing our adjuvant advance to later stages up to and including commercialization. However, long-term demand, if any, for CpG 1018 adjuvant supporting COVID-19 or other vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 or other vaccines are approved for use.
On October 28, 2024, our Board of Directors approved a limited-duration shareholder rights agreement (the "Rights Agreement"), which includes a dividend distribution of one preferred share purchase right per share of common stock to stockholders of record as of November 8, 2024 (each, a “Right”). The Rights will expire on the earlier of (i) one year from the agreement date or (ii) the day following the certification of voting results from the 2025 annual stockholders' meeting, unless redeemed or exchanged sooner. The Rights become exercisable only if an unapproved party acquires 15% or more of our common stock.
In November 2024, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) allowing us to repurchase up to $200.0 million of our common stock.
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
All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include integrated delivery networks, retail pharmacies, independent hospitals and clinics, public health clinics and prisons, the Department of Defense, and the Department of Veterans Affairs. All of our HEPLISAV-B sales in Germany are to one distributor. For the three and nine months ended September 30, 2024, HEPLISAV-B product revenue, net was $79.3 million and $197.4 million, respectively.
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
Through September 30, 2024, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed below). As of September 30, 2024, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). There were no deferred revenue balances related to the CEPI Agreement as of September 30, 2024 and December 31, 2023.
On April 27, 2023, we entered into a waiver and second amendment to the CEPI Agreement by and between us and CEPI (the “CEPI-Bio E Assignment Agreement”). Pursuant to the CEPI-Bio E Assignment Agreement, CEPI forgave the entirety of the outstanding Advance Payments for the manufacture and reservation of a specified quantity of CpG 1018 adjuvant ("CpG 1018 Materials") allocated to and ordered by Bio E under the CEPI Agreement and assumed our previous rights to $47.4 million of Bio E accounts receivable.
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

Approximately $71.3 million relating to future amounts receivable representing a contract asset from Clover in connection with the CEPI Agreement is classified as other assets (long term) as of September 30, 2024. The classification as long term reflects the timing of expected utilization of CpG 1018 adjuvant for Clover Product expected to be sold under the CEPI Agreement. Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of September 30, 2024. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, we had no net accounts receivable balance from Bio E. During the first quarter of 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which were delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI forgave the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of September 30, 2024, the CEPI-Bio E Assignment Agreement resulted in: (i) no net accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.
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
We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2024, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2023 to 2024		Nine Months Ended September 30,		Increase (Decrease) from 2023 to 2024
Revenues:	2024	2023	$	%	2024	2023	$	%
HEPLISAV-B	$79,345	$62,318	$17,027	27%	$197,377	$162,209	$35,168	22%
Total product revenue, net	79,345	62,318	17,027	27%	197,377	162,209	35,168	22%
Other revenue	1,285	7,196	(5,911)	(82)%	7,837	14,479	(6,642)	(46)%
Total revenues	$80,630	$69,514	$11,116	16%	$205,214	$176,688	$28,526	16%
HEPLISAV-B product revenue increased by $17.0 million and $35.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
For the three and nine months ended September 30, 2024, respectively, approximately $13.4 million and $26.0 million of the increase in product revenue was due to higher volume driven by continued improvement in market share, particularly in the integrated delivery networks and retail segments and growth in the U.S. hepatitis-B vaccine market. Increases in net sales price contributed approximately $3.6 million and $9.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Additionally, HEPLISAV-B product revenue, net included approximately $2.3 million related to non-U.S. sales for the nine months ended September 30, 2024. There were no non-U.S. sales for the three months ended September 30, 2024 or the three and nine months ended September 30, 2023

Other revenue primarily includes revenue from our agreement with the DoD. We recognized $1.3 million and $7.7 million of revenue from our agreement with the DoD for the three and nine months ended September 30, 2024, respectively. The decrease in other revenue was due to the completion of the plague Phase 2 clinical trial during the third quarter of 2024, as compared to higher revenue earned in early 2023 in connection with the initiation of Part 2 of the plague Phase 2 clinical trial.
Cost of Sales – Product
Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B.
The following is a summary of our cost of sales - product (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2023 to 2024		Nine Months Ended September 30,		Increase (Decrease) from 2023 to 2024
Cost of Sales - Product	2024	2023	$	%	2024	2023	$	%
HEPLISAV-B	$13,084	$13,229	$(145)	(1)%	$36,035	$41,478	$(5,443)	(13)%
Total cost of sales - product	$13,084	$13,229	$(145)	(1)%	$36,035	$41,478	$(5,443)	(13)%
HEPLISAV-B cost of sales-product decreased by $0.1 million for the three months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to lower per-unit manufacturing costs as a result of previous process improvements, partially offset by an increase in HEPLISAV-B sales volume.
HEPLISAV-B cost of sales-product decreased by $5.4 million for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily due to lower per-unit manufacturing costs as a result of previous process improvements and lower comparative one-time charges, partially offset by the increase in HEPLISAV-B sales volume.
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

The following is a summary of our research and development expenses (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2023 to 2024		Nine Months Ended September 30,		Increase (Decrease) from 2023 to 2024
Program Expenses:	2024	2023	$	%	2024	2023	$	%
Shingles	$5,141	$3,180	$1,961	62%	$12,289	$11,330	$959	8%
Tdap	1,119	1,575	(456)	(29)%	3,805	5,246	(1,441)	(27)%
Plague (1)	503	3,393	(2,890)	(85)%	3,580	6,867	(3,287)	(48)%
HEPLISAV-B and CpG 1018 adjuvant development	1,093	788	305	39%	4,091	3,337	754	23%
Other	2,741	2,234	507	23%	8,411	5,485	2,926	53%
Other research and development expenses:
Facility costs	671	607	64	11%	2,024	1,750	274	16%
Non-cash stock-based compensation	3,135	2,339	796	34%	8,681	6,752	1,929	29%
Total research and development	$14,403	$14,116	$287	2%	$42,881	$40,767	$2,114	5%
(1) In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine utilizing CpG 1018 adjuvant. Under the agreement, we conducted a Phase 2 clinical trial and studies combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We are being fully reimbursed by the DoD for the costs of this study which is recorded in other revenue in our condensed consolidated statements of operations.
Research and development expenses increased by $0.3 million for the three months ended September 30, 2024, compared to the same period in 2023, and increased by $2.1 million for the nine months ended September 30, 2024, compared to the same period in 2023.
•Shingles program costs increased for both periods. The increases are primarily due to increased clinical expenses related to the initiation of a Phase 1/2 clinical trial and ongoing patient enrollment in the study.
•Tdap program costs decreased for both periods, as we completed the long-term Phase 1 extension study in the third quarter of 2024. In connection with the discontinued development of the Tdap-1018 program announced in November 2024, we do not expect to incur significant research and development expenses for this program in the future.
•Plague program costs decreased for both periods with the completion of the Phase 2 clinical trial in the third quarter of 2024, as compared to higher costs incurred in early 2023 due to the initiation of Part 2 of the Phase 2 clinical trial.
•HEPLISAV-B and CpG 1018 adjuvant development costs increased for both periods due to investments in both process improvements and in our preclinical and clinical research and collaborations.
•Other program costs increased for both periods as we continued to invest in product candidates utilizing our CpG 1018 adjuvant through discovery and preclinical efforts, including external collaborations.
•Non-cash stock-based compensation expense increased for both periods primarily due to incremental headcount to support the advancement of our clinical vaccine programs.
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
The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

Selling, General and Administrative:	Three Months Ended September 30,		Increase (Decrease) from 2023 to 2024		Nine Months Ended September 30,		Increase (Decrease) from 2023 to 2024
	2024	2023	$	%	2024	2023	$	%
Compensation and related personnel costs	$16,933	$15,170	$1,763	12%	$53,610	$46,082	$7,528	16%
Outside services	15,551	13,647	1,904	14%	41,652	37,930	3,722	10%
Facility costs	1,874	1,916	(42)	(2)%	6,648	6,302	346	5%
Non-cash stock-based compensation	8,703	7,320	1,383	19%	26,878	21,353	5,525	26%
Total selling, general and administrative	$43,061	$38,053	$5,008	13%	$128,788	$111,667	$17,121	15%
Selling, general and administrative expenses increased by $5.0 million and $17.1 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
•Compensation and related personnel costs and non-cash stock-based compensation costs increased for both periods due to continued investments in headcount and personnel across commercial and administrative functions to support HEPLISAV-B and pipeline growth.
•Outside services for both periods primarily increased due to continued investments in commercial efforts designed to increase HEPLISAV-B market share, combined with investments in system infrastructure to support the continued growth in headcount, and legal costs in support of our sublease termination.
•Facility costs varied for both periods due to the timing and amounts of lease maintenance credits.
Bad Debt Expense
We did not record bad debt expense during the nine months ended September 30, 2024. We recorded $12.3 million of bad debt expense during the nine months ended September 30, 2023 in connection with the allowance for doubtful accounts of $12.3 million recorded with respect to outstanding accounts receivable from Bio E and relating to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement. The allowance for doubtful accounts was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3, and Bio E's dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.
Other Income (Expense)
Interest income is reported net of amortization of premiums and discounts on marketable securities and includes realized gains on investments. Interest expense includes the stated interest and accretion of discount of our Convertible Notes. Sublease income is recognized in connection with our sublease of office and laboratory space.
The following is a summary of our other income (expense) (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2023 to 2024		Nine Months Ended September 30,		Increase (Decrease) from 2023 to 2024
	2024	2023	$	%	2024	2023	$	%
Interest income	$9,382	$8,462	$920	11%	$28,050	$22,437	$5,613	25%
Interest expense	$(1,699)	$(1,691)	$8	1%	$(5,090)	$(5,065)	$25	1%
Sublease income	$2,205	$1,993	$212	11%	$2,808	$5,584	$(2,776)	(50)%

•Interest income increased due to higher average yields and balances in our marketable securities portfolio for the three and nine months ended September 30, 2024.
•The decrease in sublease income for the nine months ended September 30, 2024 is primarily due to the recognition of a net loss of $3.5 million during the first quarter of 2024 in connection with a sublease termination, offset by sublease income of $6.3 million during the nine months ended September 30, 2024.
Income Taxes
We are subject to U.S. federal, state and foreign income taxes. For the three and nine months ended September 30, 2024, we recorded a provision for income taxes of approximately $2.2 million and $3.0 million, respectively. For the three months ended September 30, 2023, we recorded a benefit from income taxes of approximately $0.1 million. For the nine months ended September 30, 2023, we recorded a provision for income taxes of approximately $1.2 million. Our effective tax rate was approximately 11.2% and 12.8% for the three and nine months ended September 30, 2024, respectively. Our effective tax rate was approximately (1.0)% and (22.9)% for the three and nine months ended September 30, 2023, respectively. For the nine months ended September 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets. For the nine months ended September 30, 2023, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.
Liquidity and Capital Resources
As of September 30, 2024, we had $764.0 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of September 30, 2024, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.
Advance Payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the Advance Payments from long-term deferred revenue to accrued liabilities. As of September 30, 2024, we had no CEPI-related net accounts receivable relating to Bio E. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million as of September 30, 2024, respectively. As of September 30, 2024, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.
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
As of September 30, 2024, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $1.9 million. The Convertible Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of September 30, 2024, we had $120.0 million remaining under the ATM Agreement.
In November 2024, our Board of Directors authorized the Share Repurchase Program allowing us to repurchase up to $200.0 million of our common stock.
Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and nine months ended September 30, 2024, we recorded a net income of $17.6 million and a net income of $20.3 million, respectively. For the three and nine months ended September 30, 2023, we recorded a net income of $14.3 million and a net loss of $6.6 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.
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
During the nine months ended September 30, 2024, we generated $13.5 million of cash in our operations, which consisted of a net income of $20.3 million, $42.0 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, inventory write off, sublease termination loss, accretion of discounts on marketable securities, stock-based compensation expense, and non-cash interest expense, and approximately $48.8 million net changes from operating assets and liabilities, which included an increase of $30.7 million in accounts and other receivables, net driven by higher sales, an increase of $10.4 million in inventories primarily related to higher number of batches produced, an increase of $6.9 million in prepaid manufacturing related to prepayments made to third-party manufacturers of CpG 1018 adjuvant, and an increase of $2.6 million in prepaid assets and other current assets primarily related to interest receivable, prepaid taxes, and prepaid insurance. By comparison, during the nine months ended September 30, 2023, we generated $86.8 million of cash from our operations, which consisted of a net loss of $6.6 million, $39.8 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, accretion of discounts on marketable securities, stock-based compensation expense, bad debt expense, and non-cash interest expense, and approximately $54.6 million net changes from operating assets and liabilities, which included a decrease of $40.9 million in accounts and other receivables, net. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.
During the nine months ended September 30, 2024, net cash used in investing activities was $41.4 million compared to $133.7 million of cash used in investing activities for the nine months ended September 30, 2023. Cash used in investing activities during the nine months ended September 30, 2024 included $38.5 million of net purchases of marketable securities compared to $132.3 million of net purchases of marketable securities for the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, net cash used in financing activities was $3.1 million compared to $0.4 million of cash used in financing activities for the nine months ended September 30, 2023. Cash used in financing activities for the nine months ended September 30, 2024 included $8.8 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for approximately $5.7 million combined. Cash used in financing activities for the nine months ended September 30, 2023 included $6.3 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for $5.9 million combined.

Contractual Obligations
As of September 30, 2024, our material non-cancelable purchase commitments for the supply of HEPLISAV-B totaled $34.0 million. As of September 30, 2024, our material non-cancelable purchase and other commitments for HEPLISAV-B supply included minimum commitments for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement totaling $0.7 million. These amounts are expected to be fulfilled within the next 12 months from September 30, 2024.
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
ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.             CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives.
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
(b)Changes in internal controls
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
RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described herein as part of your evaluation of an investment in our securities:
•HEPLISAV-B has been approved in the United States, the European Union and Great Britain and launched in the United States and Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
•Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.
•We have incurred annual net losses in most years since our inception and could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B, launch new products and/or significant sales of our CpG 1018 adjuvant do not resume. Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
•Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient, or any, revenues and our business will be harmed.
•We rely on our facility in Düsseldorf, Germany and third parties to supply materials or perform processes necessary to manufacture our products and our product candidates. We rely on a limited number of suppliers to produce the oligonucleotides we require for development and commercialization. Additionally, we have limited experience in manufacturing our products or product candidates in commercial quantities. With respect to HEPLISAV-B, we use a pre-filled syringe presentation of the vaccine and our ability to meet future demand will depend on our ability to manufacture or have manufactured sufficient supply in this presentation.
•As we continue to focus on the commercialization of our HEPLISAV-B vaccine and our CpG 1018 adjuvant, we may encounter difficulties in managing our commercial growth and expanding our operations successfully.

•As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product that we are reliant upon third parties to manufacture on our behalf.
•We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell certain of our products or product candidates on commercially reasonable terms.
•We are subject to ongoing United States Food and Drug Administration (“FDA”), EU and comparable foreign post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B. If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory authorities limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant future revenues, if any.
•HEPLISAV-B and all of our clinical programs rely on oligonucleotide toll-like receptor (“TLR”) agonists. In the event of serious adverse events relating to TLR agonists, we may be required to reduce the scope of, or discontinue, our operations, or reevaluate the viability of strategic alternatives.
•HEPLISAV-B is subject to regulatory obligations and continued regulatory review, and if we receive regulatory approval for our other product candidates, we will be subject to ongoing FDA and foreign regulatory obligations and continued regulatory review for such products.
•Regulatory authorities may require more clinical trials for our product candidates than we currently expect or are conducting before granting regulatory approval, if regulatory approval is granted at all. Our clinical trials may be extended which may lead to substantial delays in the regulatory approval process for our product candidates and may impair our ability to generate revenues.
•Clinical trials for our commercial product and product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and have uncertain outcomes.
•A key part of our business strategy for products in development is to establish collaborative relationships to help fund or manage development and commercialization of our product candidates and research programs. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to continue to develop and commercialize those products and programs, if at all.
•As we plan for the broader commercialization of our HEPLISAV-B vaccine and for the requisite capacity to manufacture our CpG 1018 adjuvant, our financial commitments for manufacturing and supply capacity might outpace actual demand for our products.
•We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S., the European Union and Great Britain, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
•We rely on clinical research organizations (“CROs”) and clinical sites and investigators for our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be delayed and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.
•As a biopharmaceutical company, we engage CROs to conduct clinical studies, and failure by us or our CROs to conduct a clinical study in accordance with good clinical practices (“GCP”) standards and other applicable regulatory requirements could result in disqualification of the applicable clinical trial from consideration in support of approval of a potential product.
•If third parties assert that we have infringed their patents or other proprietary rights or challenge our patents or other proprietary rights, we may become involved in disputes and litigation that would be costly, time consuming and have a negative impact on the commercialization of our current products and delay or prevent development or commercialization of our product candidates.
•Our stock price is subject to volatility, and your investment may suffer a decline in value.
•Future sales of our common stock or the perception that such sales may occur in the public market could cause our stock price to fall.
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Conversion of the Convertible Notes (defined below) may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
•The loss of key personnel could delay or prevent achieving our objectives. In addition, our continued growth to support commercialization may result in difficulties in managing our growth and expanding our operations successfully.
•If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
In addition to the risks with employing and maintaining our own commercial capabilities and with contracting, other factors that may inhibit our efforts to successfully commercialize HEPLISAV-B include:
•whether we are able to continue recruiting and retaining adequate numbers of effective sales and marketing personnel;

•whether we are able to access key health care providers to discuss HEPLISAV-B;
•whether we can continue to compete successfully as a relatively new entrant in established distribution channels for vaccine products; and
•whether we will maintain sufficient financial resources to cover the costs and expenses associated with sustaining a capable sales and marketing organization and related commercial infrastructure.
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
Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.*
Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and as a result, we did not recognize CpG 1018 adjuvant revenue for the year ended December 31, 2023 nor for the nine months ended September 30, 2024. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.
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
Moreover, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others due to, among other factors, revenue fluctuations or increases in expenses as we invest in our pipeline. We may also incur significant expenses in any given reporting period related to shareholder engagement matters, including, without limitation, fees for legal, financial and other professional advisors. Accordingly, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on any particular past results as an indication of our future performance. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price may be adversely affected.
We have incurred annual net losses in most years since our inception and could continue to incur significant losses if we do not successfully commercialize HEPLISAV-B, launch new products and/or significant sales of our CpG 1018 adjuvant do not resume.
Prior to January 1, 2021, we had incurred losses in each year since we commenced operations in 1996. We recognized a net income of $17.6 million and $20.3 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $910.3 million.

With our investment in the launch and commercialization of HEPLISAV-B in the United States and Germany, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including a recently initiated Phase 1/2 clinical trial in shingles, and a Phase 2 clinical trial for plague in collaboration with and fully funded by the U.S. Department of Defense (“DoD”) completed in the third quarter of 2024. We expect research and development costs to increase further if we add additional programs to our pipeline.
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
We are also in competition with companies developing vaccines and vaccine adjuvants, generally including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Bavarian Nordic A/S, Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson, VBI, BioNTech SE and Curevo Vaccine. We will likely compete with several of these companies in the hepatitis space, shingles space, and other spaces occupied by any other product candidates we ultimately choose to advance through our pipeline in the future.
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
The degree of market acceptance of HEPLISAV-B and any of our future approved products will depend upon a number of factors, including:
•the indication for which the product is approved and its approved labeling;
•the presence of other competing approved products;
•the potential advantages of the product over existing and future treatment methods;
•the relative convenience and ease of administration of the product;
•the strength of our sales, marketing and distribution efforts;
•the price and cost-effectiveness of the product; and
•third-party coverage and adequate reimbursement and the willingness of patients to pay out-of-pocket in the absence of sufficient reimbursement by third-party payors.
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
We are subject to ongoing FDA, EU and comparable foreign post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B.*
Our HEPLISAV-B regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction (“AMI”). This post-marketing study was initiated in August 2018 and concluded in November 2020. While the results of the study, announced in April 2021, indicated that there was no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B, we may be required to conduct further studies on HEPLISAV-B or our other product candidates in the future. Also, we received data from the autoimmune portion of our observational study, and the data indicated no association between HEPLISAV-B and any of the studied autoimmune diseases. In addition, we conducted a pregnancy registry study to provide information on outcomes following pregnancy exposure to HEPLISAV-B and submitted the information to the FDA in December 2023. In May 2024, the FDA released us from the post-marketing commitment related to the pregnancy registry study. Failure to complete any future post-marketing obligation to the satisfaction of the FDA could result in withdrawal of our biologics license application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. As we advance our pipeline, similar studies may be required for other candidates. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or labels of any future products, if authorized, or expose additional safety concerns that may result in product liability and withdrawal of a product or products from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Our registration and commercial timelines depend on further discussions with regulatory authorities and requirements and any requests that they may make for additional data or completion of additional clinical trials. Any such requirements or requests could:
•adversely affect our ability to timely and successfully commercialize or market these product candidates;
•result in significant additional costs;
•potentially diminish any competitive advantages for those products;
•potentially limit the markets for those products;
•adversely affect our ability to enter into collaborations or receive milestone payments or royalties from potential collaborators;
•cause us to abandon the development of the affected product candidate; or
•limit our ability to obtain additional financing on acceptable terms, if at all.
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
We have and may in the future need to establish collaborative relationships to obtain domestic and/or international sales, marketing, research, development and distribution capabilities for our products or product candidates and our discovery research programs. Failure to obtain a collaborative relationship for those products or product candidates and programs in markets outside the U.S. requiring extensive sales efforts may significantly impair the potential for those products and programs and we may be required to raise additional capital to continue them. The process of establishing and maintaining collaborative relationships is difficult and time-consuming, and even if we establish such relationships, they may involve significant uncertainty, including:
•our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;
•our perceived shortage of capital resources may impact the willingness of companies to collaborate with us;
•our contracts for collaborative arrangements are often terminable at will on written notice and may otherwise expire or terminate and we may not have alternative funding available;
•our partners may choose to pursue alternative technologies, including those of our competitors;
•we may have disputes with a partner that could lead to litigation or arbitration;
•we have limited control over the decisions of our partners and they may change the priority of our programs in a manner that would result in termination of the agreement or add significant delay in the partnered program;
•our ability to generate future payments and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of product candidates, obtain regulatory approvals and successfully manufacture and commercialize the products developed from product candidates;
•we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may use our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our intellectual property or other proprietary rights or expose us to potential liability;
•our partners may not devote sufficient capital or resources towards our product candidates; and
•our partners may not comply with applicable government regulatory requirements.
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
For example, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations, partnerships and supply arrangements. Current relationships and efforts are focused on adjuvanted vaccines for COVID-19, shingles, plague and influenza. For some of these relationships, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed or may not occur at all. Lastly, the ability of our collaborators to deliver, sell and collect on receivables is not guaranteed and this could, in turn, impact our own ability to collect receivables.
Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
As of September 30, 2024, we had $764.0 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. We recorded a net income of $17.6 million and $20.3 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $910.3 million. We expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, our 2.50% convertible senior notes due 2026 (“Convertible Notes”) and other securities we issue in the future may have rights senior to those of our common stock and could include covenants that restrict our operations.
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
For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of December 31, 2023 and September 30, 2024, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future.
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
We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets in or outside of the U.S., the European Union and Great Britain. Developing, seeking regulatory approval for and marketing our product candidates in or outside of the U.S., the European Union and Great Britain in jurisdictions where we don't currently have approval could impose substantial costs, impose burdens on our personnel, and divert management’s attention from domestic operations. International operations are subject to risk, including:
•the difficulty of managing geographically distant operations, including recruiting and retaining qualified employees, locating adequate facilities and establishing useful business support relationships in the local community;
•compliance with varying international regulatory requirements, laws and treaties;
•securing international distribution, marketing and sales capabilities upon favorable terms;
•adequate protection of our intellectual property rights;
•obtaining regulatory and pricing approvals at a level sufficient to justify commercialization;
•legal uncertainties and potential timing delays associated with tariffs, export licenses and other trade barriers;
•foreign tax compliance and diverse tax consequences;
•the fluctuation of conversion rates between foreign currencies and the U.S. dollar; and
•regional and geopolitical risks.
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
The FDA or other foreign regulatory authorities or we ourselves could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including with respect to our product candidates and those of our partners in combination agent studies:
•deficiencies in the trial design;
•deficiencies in the conduct of the clinical trial including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
•deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;
•a product candidate may have unforeseen adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;
•the time required to determine whether a product candidate is effective may be longer than expected;
•fatalities or other adverse events arising during a clinical trial that may not be related to clinical trial treatments;
•a product candidate or combination study may appear to be no more effective than current therapies;

•the quality or stability of a product candidate may fail to conform to acceptable standards;
•the inability to produce or obtain sufficient quantities of a product candidate to complete the trials;
•our inability to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•our inability to obtain IRB or Ethics Committee approval to conduct a clinical trial at a prospective site;
•the inability to obtain regulatory approval to conduct a clinical trial;
•lack of adequate funding to continue a clinical trial, including the occurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;
•the inability to recruit and enroll individuals to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; or
•the inability to retain participants who have initiated a clinical trial but may withdraw due to side effects from the product, lack of efficacy or personal issues, or who are otherwise unavailable for further follow-up.
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
Our activities, and the activities of our agents, including some contracted third parties, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. Our interactions with physicians and others in a position to prescribe or purchase our products are subject to a legal regime designed to prevent healthcare fraud and abuse and off-label promotion. We also are subject to laws pertaining to transparency of transfers of value to healthcare providers; privacy and data protection; compliance with industry voluntary compliance guidelines; and prohibiting the payment of bribes. Relevant U.S. laws include:
•the federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs, such as the Medicare and Medicaid programs;
•federal false claims laws, including the False Claims Act and Civil Monetary Penalties Law, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to the government or its agents that are false or fraudulent;
•the Federal Food, Drug and Cosmetic Act and governing regulations which, among other things, prohibit off-label promotion of prescription drugs;
•the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, “ACA”) which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by such physicians and their immediate family members;
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created, among other things, new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which imposes certain requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security, and transmission of individually identifiable health information;
•the Foreign Corrupt Practices Act, which prohibits the payment of bribes to foreign government officials and requires that a company’s books and records accurately reflect our transactions; and
•foreign and state law equivalents of each of the federal laws described above, such as anti-kickback and false claims laws which may apply to items or services reimbursed by state health insurance programs or any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information on the pricing of certain drugs; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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
Our success depends on our ability to:
•obtain and protect commercially valuable patents or the rights to patents both domestically and abroad;
•operate without infringing upon the proprietary rights of others; and
•prevent others from successfully challenging or infringing our proprietary rights.
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
The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:
•we may not receive an issued patent for any of our patent applications or for any patent applications that we may have exclusively licensed, now or in the future;
•the pending patent applications we have filed or to which we have exclusive rights may take longer than we expect to result in issued patents;
•the claims of any patents that are issued may not provide meaningful protection or may not be valid or enforceable;
•we might not be able to develop additional proprietary technologies that are patentable;
•the patents licensed or issued to us or our collaborators may not provide a competitive advantage;
•patents issued to other parties may limit our intellectual property protection or harm our ability to do business;
•other parties may independently develop similar or alternative technologies or duplicate our technologies and commercialize discoveries that we attempt to patent;
•other parties may design around technologies we have licensed, patented or developed;
•pending patent applications or issued patents may be challenged by third parties in litigation or other proceedings, such as inter partes reviews, pre- and post-grant oppositions, reexaminations, derivation proceedings and post-grant review, in the U.S or abroad;
•we may be subject to claims that our employees or consultants have used or disclosed trade secrets or other proprietary information of their former employers or clients, thus putting our intellectual property at risk;
•our reliance on trade secret protection and confidentiality and other agreements may not be sufficient to protect our interests and proprietary know-how related to our products and processes; and
•it may be found that we or our collaborators have not complied with various procedural, document submission, fee payment and other requirements imposed by patent offices, and our patent protection could be reduced or eliminated.
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
•impact of COVID-19 or other respiratory or seasonal vaccination initiatives on our HEPLISAV-B vaccine, CpG 1018 adjuvant, or other product revenue;
•progress or results of any of our clinical trials or regulatory or manufacturing efforts, in particular any announcements regarding the progress or results of our planned trials and BLA filing and communications, from the FDA or other regulatory authorities;
•our ability to receive timely regulatory approval for our product candidates;
•our ability to establish and maintain collaborations for the development and commercialization of our product candidates;
•our ability to raise additional capital to fund our operations, to the extent needed;
•technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•changes in our intellectual property portfolio or developments or disputes concerning the proprietary rights of our products or product candidates;
•our ability to obtain component materials and successfully enter into manufacturing relationships for our products or product candidates or establish manufacturing capacity on our own;
•our ability to establish and maintain licensing agreements for intellectual property necessary for the development of our product candidates;
•changes in government regulations, general economic conditions or industry announcements;
•changes in the structure of healthcare payment systems;
•issuance of new or changed securities analysts’ reports or recommendations;
•accumulations of our common stock or other public actions by our shareholders and related market or investor perceptions and expectations, some of which may be speculative or short term in nature;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•the volume of trading in our common stock;
•investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance; and
•industry conditions and general financial, economic and political instability.
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
Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of September 30, 2024, we had $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, including those issuable upon exercise of the outstanding warrants or conversion of the preferred stock, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

There can be no assurance with respect to the number of shares of our common stock repurchased under the share repurchase program or that our share repurchase program will provide the benefits anticipated.*
In November 2024, our Board of Directors authorized a share repurchase program to repurchase up to $200.0 million of our common stock, subject to market conditions. We can provide no assurance with respect to the number of shares of our common stock repurchased under the share repurchase program or that our share repurchase program will provide the benefits anticipated, and it may not prove to be the best use of our cash. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will reduce our cash reserves.

The anti-takeover provisions of our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan may prevent or frustrate a change in control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.*
Provisions of our certificate of incorporation and bylaws may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting or other rights of the holders of our common stock. These provisions include:
•authorizing our Board of Directors to issue additional preferred stock with voting rights to be determined by the Board of Directors;
•limiting the persons who can call special meetings of stockholders;
•prohibiting stockholder actions by written consent;
•a classified Board of Directors pursuant to which our directors are elected for staggered three year terms;
•providing that a supermajority vote of our stockholders is required for amendment to certain provisions of our certificate of incorporation and bylaws; and
•establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our limited duration stockholder rights plan also may have certain anti-takeover effects. Specifically, the rights issued pursuant to the plan will cause substantial dilution to a person or group that acquires beneficial ownership of more than a specified percentage of our outstanding common stock without the prior approval of our Board of Directors. Although the rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights issued may be amended to permit such acquisition, or may be redeemed by us, the rights plan may deter certain parties from pursuing strategic transactions involving us, including potential acquisitions. In addition, we remain subject to the provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our Board of Directors.

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
From January 1 through September 30, 2024, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
From January 1 through September 30, 2024, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Robert Janssen, M.D., Chief Medical Officer and Senior Vice President, Clinical Development, Medical and Regulatory Affairs	Termination (1)	July 26, 2024	X		311,535 shares of common stock underlying stock options		September 12, 2025, unless earlier terminated as outlined in the plan
Robert Janssen, M.D., Chief Medical Officer and Senior Vice President, Clinical Development, Medical and Regulatory Affairs	Adoption	August 8, 2024	X		281,251 shares of common stock underlying stock options		November 13, 2025, unless earlier terminated as outlined in the plan
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on May 30, 2024.

ITEM 6.             EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation`	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 29, 2024	3.1	8-K	October 29, 2024	001-34207
3.10	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, and 3.10
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.4	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
4.5	Rights Agreement, dated as of October 28, 2024 between Company and Computershare Trust Company, N.A., which includes the form of Amended and Restated Certificate of Designation as Exhibit A and the form of Right Certificate as Exhibit B	4.1	8-K	October 29, 2024	001-34207
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________________________________
*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California.

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 7, 2024	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024	By:	/s/ JUSTIN BURGESS
Justin Burgess
Vice President Finance, Chief Accounting Officer
(Principal Accounting Officer)