Form 10-K
period 2024-12-31
DYNAVAX TECHNOLOGIES CORP
filed 2025-02-20
CIK 1029142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number: 001-34207
________________________________________________________
Dynavax Technologies Corporation
(Exact name of registrant as specified in its charter)
________________________________________________________

Delaware	33-0728374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2100 Powell Street, Suite 720
Emeryville, CA 94608
(510) 848-5100
(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.001 par value	DVAX	Nasdaq Global Select Market
Preferred Share Purchase Rights	N/A	Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act:
None
________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2024 as reported on the Nasdaq Global Select Market, was approximately $0.8 billion. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2025, the registrant had outstanding 124,070,829 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K. The Definitive Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Francisco, California

INDEX
DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate that stems from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, our ability to advance our pipeline programs, including our shingles and plague programs, and to otherwise develop and expand our clinical research pipeline, meet regulatory requirements, including post-marketing obligations and commitments, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs (including our ability to collect on accounts receivables), anticipated future revenue, as well as our plans, objectives, strategies, expectations and intentions for our business. These statements appear throughout this Annual Report on Form 10-K and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described herein as part of your evaluation of an investment in our securities:
•HEPLISAV-B has been approved in the United States ("U.S."), the European Union ("EU") and the United Kingdom and launched in the U.S. and Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
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
•As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product that we are in part reliant upon third parties to manufacture on our behalf.
•We face uncertainty regarding coverage, pricing and reimbursement and the practices of third-party payors, which may make it difficult or impossible to sell certain of our products or product candidates on commercially reasonable terms.
•We are subject to ongoing U.S. Food and Drug Administration (“FDA”), EU and comparable foreign post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B. If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory authorities limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant future revenues, if any.
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
•We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S., the European Union and the United Kingdom, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
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
•Servicing our Convertible Notes (defined below) requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
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

PART I
ITEM 1. BUSINESS
OUR COMPANY
We are a commercial stage biopharmaceutical company developing and commercializing innovative vaccines to help protect the world against infectious diseases. We are currently focused on our efforts to drive long-term shareholder value by maximizing utilization of our HEPLISAV-B® hepatitis B vaccine, expanding our own portfolio of innovative vaccine candidates leveraging our proven CpG 1018® adjuvant technology, and identifying strategic opportunities to accelerate growth through both commercial and research collaborations.
HEPLISAV-B [Hepatitis B Vaccine (Recombinant), Adjuvanted]
Our first marketed product, HEPLISAV-B [Hepatitis B Vaccine (Recombinant), Adjuvanted], is approved in the United States ("U.S."), the European Union ("EU") and the United Kingdom for prevention of infection caused by all known subtypes of hepatitis B virus ("HBV") in adults aged 18 years and older. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S., EU and the United Kingdom. In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to other currently approved hepatitis B vaccines, which require three doses over six months, with similar safety profiles. We received marketing authorization approval of HEPLISAV-B in February 2021 from the European Commission for prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. In March 2023, we received marketing authorization in the United Kingdom for HEPLISAV-B for the active immunization against hepatitis B virus infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older.
Pipeline Programs
We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs. These programs include vaccine candidates under development for shingles and plague and additional vaccine programs in preclinical development.
•Shingles vaccine program: Z-1018 is an investigational vaccine candidate being developed for the prevention of shingles in adults aged 50 and older.
•Plague vaccine program: We are developing a plague (rF1V) vaccine candidate adjuvanted with CpG 1018 in collaboration with and fully funded by the U.S. Department of Defense ("DoD").
Additionally, we manufacture and have supplied in the past CpG 1018 adjuvant, the adjuvant used in HEPLISAV-B, through both commercial supply agreements and preclinical and clinical research collaborations with third-party organizations.
Adjuvant Technology Overview: Toll-like Receptor Targeted Immune Modulation Platform
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
Key 2024 Business and Financial Highlights
Drive Growth of HEPLISAV-B [Hepatitis B Vaccine (Recombinant), Adjuvanted]
HEPLISAV-B vaccine is the first and only adult hepatitis B vaccine approved in the U.S. and EU that enables series completion with only two doses in one month. Hepatitis B vaccination is universally recommended for adults aged 19-59 in the U.S.
•We recognized $268.4 million of HEPLISAV-B product revenue during the year ended December 31, 2024, representing a 26% increase compared to the year ended December 31, 2023. This increase was primarily driven by an increase in the adult hepatitis B vaccine market and HEPLISAV-B market share gains in the U.S. in 2024, compared to 2023.
•HEPLISAV-B estimated total market share in the U.S. increased to approximately 44% at the end of 2024, compared to approximately 42% at the end of 2023.
•We continue to expect the hepatitis B adult vaccine market in the U.S. to expand to a peak of over $900.0 million in annual sales by 2030, with HEPLISAV-B expected to achieve at least 60% total market share. Additionally, we believe the HEPLISAV-B U.S. market opportunity will remain substantial beyond 2030 due to the ongoing penetration of the unvaccinated eligible adult population, observed revaccination practices by healthcare providers, and continued gains in market share.
•We generated $66.5 million in cash from operating activities during the year ended December 31, 2024 and ended the year with $713.8 million in cash and cash equivalents and marketable securities.
•We reported a net income of $27.3 million during the year ended December 31, 2024.
Advance Clinical Pipeline Leveraging our Proven Adjuvant Technology
We are advancing a pipeline of product candidates that leverage our CpG 1018 adjuvant, which has demonstrated its ability to enhance the immune response with a favorable tolerability profile in a wide range of clinical trials and real-world commercial use.
Shingles vaccine program:
Z-1018 is an investigational vaccine candidate being developed for the prevention of shingles in adults aged 50 years and older.
•We are currently conducting a randomized, active-controlled, dose escalation, multicenter Phase 1/2 trial to evaluate the safety, tolerability, and immunogenicity of Z-1018 compared to Shingrix® in 441 healthy adults aged 50 to 69.
•In the fourth quarter of 2024, we completed enrollment in the trial, and we anticipate reporting top line immunogenicity and safety data in the third quarter of 2025.
Plague vaccine candidate:
We are developing a plague (rF1V) vaccine candidate adjuvanted with CpG 1018® in collaboration with, and fully funded by, the U.S. Department of Defense ("DoD").
•Based on the results from a randomized, active-controlled Phase 2 clinical trial of the two-dose plague vaccine adjuvanted with CpG 1018, we and the DoD executed a new agreement for approximately $30.0 million through the first half of 2027 to support additional clinical and manufacturing activities, including a Phase 2 clinical trial expected to initiate in the third quarter of 2025.

HEPLISAV-B for Adults on Hemodialysis:
We are developing a four-dose HEPLISAV-B vaccine regimen for adults on hemodialysis.
•In the fourth quarter of 2024, we received feedback from the FDA regarding the potential to conduct an observational retrospective cohort study to support our sBLA filing for adults on hemodialysis.
Tdap vaccine program:
•In November 2024, we announced that we have decided to discontinue development of our Tdap-1018 program based on results from a long-term Phase 1 extension study that did not demonstrate a differentiated profile that we believe would be successful commercially.
OUR STRATEGY
Our vision is to continue building a leading vaccines company dedicated to developing and commercializing innovative vaccines to help protect the world against infectious diseases. Our strategy is focused on our core priorities: drive growth in our HEPLISAV-B commercial vaccine, advance a differentiated vaccine pipeline, and identify strategic opportunities to accelerate growth. Key elements of our strategy include:
•Increase our HEPLISAV-B vaccine market share to become the market leader in the future;
•Maximize total addressable HEPLISAV-B vaccine market based on the CDC's Advisory Committee on Immunization Practices ("ACIP") Universal Recommendation;
•Leverage HEPLISAV-B vaccine as a foundational commercial asset to support company growth and pipeline development;
•Deliver on our innovative and diversified pipeline leveraging CpG 1018 adjuvant with proven antigens;
•Build an adult vaccine portfolio of best-in-class products;
•Advance innovative pre-clinical and discovery efforts leveraging collaborations;
•Continue disciplined allocation of capital aligned with corporate strategy to deliver long-term value through internal and external innovation; and
•Pursue external opportunities with high synergy assets in vaccines, or other modalities in infectious diseases, to further leverage our expertise and capabilities.
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
About Hepatitis B
Hepatitis B is a potentially life-threatening liver infection caused by HBV. It is a major global health problem. It can cause chronic infection and puts people at high risk of death from cirrhosis and liver cancer. The World Health Organization (“WHO”) and the CDC have set a goal to eliminate all viral hepatitis infections, including hepatitis B, globally by 2030, and are calling for a continued commitment to increase services to eliminate hepatitis. The WHO estimates that worldwide, approximately 254.0 million people were living with chronic hepatitis B in 2022, and that in the same year hepatitis B resulted in an estimated 1.1 million deaths primarily from liver cancer. In addition, the CDC estimated that in 2021 approximately 580,000 to 1.2 million people in the U.S. were living with HBV infection. There was a total of 2,045 new cases of acute hepatitis B reported to the CDC in 2021. However, after adjusting for under-ascertainment and under-reporting, the CDC estimated that 14,229 acute hepatitis B cases occurred in the U.S. in 2021.

Recommendations for Adult Vaccination to Prevent Hepatitis B
The CDC’s ACIP unanimously voted at its November 2021 meeting to recommend that all adults 19 to 59 years of age should receive a hepatitis B vaccination, and such recommendation was published in April 2022. This universal recommendation greatly simplifies the identification of patients who need a hepatitis B vaccine compared to the previous risk-based recommendation, and significantly expands the number of adults in the U.S. who should be vaccinated against hepatitis B under the CDC recommendation. Based on this opportunity, we launched a series of innovative marketing campaigns targeting consumers and healthcare providers to increase the awareness of HEPLISAV-B as the only two-dose hepatitis B vaccine option, with broad protection across most patient types. Such efforts have driven an increase in HEPLISAV-B demand and market share in the U.S. in 2024 compared to 2023.
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
We have worldwide commercial rights to HEPLISAV-B. In addition to HEPLISAV-B, there are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc (GSK), Recombivax-HB® from Merck & Co. (“Merck”) and PreHevbrio™ from VBI Vaccines Inc. HEPLISAV-B is currently approved in the U.S., the EU and the United Kingdom for the prevention of hepatitis B in adults. We are also considering additional territories where it would be commercially feasible to market HEPLISAV-B.
The largest segments of the market are concentrated in independent hospitals and clinics, integrated delivery networks, dialysis centers, public health clinics and prisons, the Departments of Defense and Veterans Affairs and retail pharmacies. Our promotional activity is focused on the largest accounts in each segment. Our field sales force of approximately 103 people are targeting customers that we believe have the highest impact on adult hepatitis B vaccine utilization in the U.S. We deploy our sales force to the physician or pharmacist level, as well as at the procurement level within respective healthcare segments where vaccines are utilized. Our primary objectives are to both increase market share and increase market size over time.
We continue to explore ways to enhance the clinical profile of HEPLISAV-B. We completed an open-label, single-arm study of a 4-dose regimen of HEPLISAV-B in adults with end-stage renal disease who are initiating or undergoing hemodialysis. Final immunogenicity results included a seroprotection rate of 89.3% with high levels of anti-HBs antibodies. Safety data showed HEPLISAV-B was well tolerated and no safety concerns were observed. The safety and effectiveness of HEPLISAV-B in adults on hemodialysis have not yet been established. If we do receive approval of this dosing schedule, we expect to add dialysis centers to our personal promotion efforts. We submitted an sBLA for HEPLISAV-B vaccination of adults on hemodialysis to the FDA and received a Complete Response Letter ("CRL") in May 2024 that stated the data were insufficient to support the immunogenicity and safety of the four-dose regimen.We are exploring approaches to address the deficiencies identified in the CRL. In the fourth quarter of 2024, we received feedback from the FDA regarding the potential to conduct an observational retrospective cohort study to support our sBLA filing for adults on hemodialysis. We expect to resubmit our sBLA for HEPLISAV-B vaccination of adults on hemodialysis to the FDA in 2025.
CpG 1018 Vaccine Adjuvant
We believe the favorable immunogenicity and safety results achieved with HEPLISAV-B utilizing our CpG 1018 adjuvant support our efforts to develop it as a broadly useful vaccine adjuvant platform. CpG 1018 adjuvant has an established profile for the potential development of safe and effective vaccines. It has a well-defined mechanism of action, targeting select immune system cells, with well-characterized effects on the immune response that mimic the immune response to naturally occurring TLR9 agonists in pathogens. This results in potent adjuvant activity for antibody responses. In HEPLISAV-B, our CpG 1018 adjuvant is believed to drive faster and consistently higher rates of seroprotection than Engerix-B, even in the elderly and populations known to be less responsive to other vaccines. CpG 1018 adjuvant differentially elicits a preferred T Helper 1 (Th1) cell polarized response and drives protective antibody production. CpG 1018 adjuvant has a large safety database that indicates a favorable safety profile with lower reactogenicity compared to other adjuvants. We have established several clinical and preclinical collaborations with vaccine developers to evaluate

CpG 1018 adjuvanted vaccine product candidates against influenza, other infectious diseases, and particularly COVID-19 across a variety of vaccine platforms.
Our Vaccine Research and Development Pipeline
We are building an innovative pipeline of investigational vaccine product candidates, leveraging our proven, proprietary vaccine adjuvant technology. A summary of our pipeline programs follows:
Shingles Vaccine Program
Shingles is an extremely painful consequence of the reactivation of a latent varicella-zoster virus (“VZV”) infection, with attacks leading to potential complications including chronic pain. The global shingles vaccine market was over $4.0 billion in 2024. Our CpG 1018 adjuvant has demonstrated its ability to enhance the immune response without excessive reactogenicity in both HEPLISAV-B and multiple COVID-19 clinical trials. Importantly, CpG 1018 adjuvant has shown the ability to generate high levels of CD4+ T-cell which have been demonstrated to be key cell types in controlling latent VZV infection to avoid reactivation leading to shingles, with potentially lower reactogenicity compared to the current standard of care.
In January 2022, we initiated a Phase 1 clinical trial of our shingles vaccine candidate, utilizing our CpG 1018 adjuvant. The Phase 1 study was designed to evaluate safety, tolerability and immunogenicity of the vaccine candidate which is comprised of glycoprotein E (gE) plus CpG 1018 adjuvant.
In January 2023, we announced the completion of a randomized Phase 1 clinical trial of our shingles vaccine program evaluating the safety, tolerability, and immunogenicity in adults. At four weeks following the 2-dose regimen, the investigational shingles vaccine Z-1018 demonstrated high antibody and CD4+ T-cell vaccine response rates in all arms, which were similar to the licensed comparator. Robust increases in CD4+ T-cells were observed in all Z-1018 arms, although lower than the comparator. Total frequency of solicited systemic adverse events and local post-injection reactions and moderate and severe reactions were similar across the Z-1018 arms and lower than the comparator.
In June 2023, we presented results from the Phase 1 trial at the National Foundation for Infectious Diseases’ 2023 Annual Conference on Vaccinology Research. These results demonstrate the opportunity to develop a shingles vaccine with improved vaccine tolerability and comparable efficacy to Shingrix and support the continued development of our shingles vaccine candidate. We received Type B meeting feedback from the FDA on the Z-1018 clinical development plan and submitted an IND to the FDA to support the initiation of a Phase 1/2 trial of Z-1018, upon IND clearance, in the first half of 2024.
In June 2024, we initiated a Phase 1/2 clinical trial evaluating the safety, tolerability, and immunogenicity of Z-1018. Enrollment in the Phase 1/2 randomized, active-controlled, dose escalation, multicenter trial was completed in 2024, with approximately 440 healthy adults aged 50 to 69 years enrolled at trial sites in Australia. The trial will evaluate the safety, tolerability, and immunogenicity of Z-1018 compared to Shingrix. Key objectives of the trial include selecting the optimal glycoprotein E (gE) protein dose level and dosing schedule for further clinical development. The Phase 1/2 trial will be used to support validation of a Patient Reported Outcome measurement tool to differentiate Z-1018 on tolerability and to support potential label claims. We anticipate reporting top line immunogenicity and safety data in the third quarter of 2025.
Tdap Vaccine Program
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
In December 2023, we completed a pertussis challenge study in nonhuman primates demonstrating protection from disease upon challenge and robust Type 1 T helper (Th1) cell responses in nonhuman primates vaccinated with Tdap-1018. After we received Type B meeting feedback from the FDA on the Tdap-1018 clinical development plan, we evaluated the persistence of pertussis immunogenicity of Tdap-1018 through a long-term follow-up study of participants that completed a Phase 1 trial of a booster dose of Tdap-1018 compared to an active control. Based on results from this long-term follow-up study, in November 2024 we decided to discontinue development of the Tdap-1018 program as it did not demonstrate a differentiated profile that we believe would be successful commercially.
U.S. Department of Defense (Plague Vaccine) Phase 2 Program
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
In January 2023, Part 1 of the Phase 2 clinical trial evaluating the immunogenicity, safety, and tolerability in adults of a plague (rF1V) vaccine candidate adjuvanted with CpG 1018 was successfully completed. Both CpG 1018 adjuvanted arms met the Part 1 primary endpoint and demonstrated a greater than two-fold increase in antibodies over the alum adjuvanted control arm after two doses. In 2023, we completed enrollment and dosing in Part 2 of the Phase 2 clinical trial evaluating immunogenicity, safety, and tolerability. Preliminary results were received in 2024.
In July 2023, we executed a contract modification with the DoD to support advancement of the plague vaccine candidate into a nonhuman primate challenge study. This study was completed in 2024 and totaled $33.7 million.
In late 2024, we completed the phase 2 clinical trial evaluating the immunogenicity, safety, and tolerability in adults of a plague (rF1V) vaccine candidate adjuvanted with CpG 1018. Based on the results from that study, we executed a new agreement with the DoD for approximately $30.0 million through the first half of 2027 to support additional Phase 2 clinical and manufacturing activities.
CpG 1018 Adjuvant Supply Partnerships for COVID-19 Vaccine Development
To support the fight against COVID-19, we collaborated with five other organizations on their development of COVID-19 vaccines, by supplying them with CpG 1018 adjuvant under commercial supply agreements supported by two contract manufacturing organizations, with whom we developed and implemented plans to help scale-up activities to support pandemic-level production of our CpG 1018 adjuvant as necessary to support these and any future collaborations. As of December 31, 2022, our delivery obligations under our related supply agreements with all five organizations had been fully satisfied. Under our agreement (together with subsequent amendments, the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”), through December 31, 2024, we received advance payments totaling approximately $175.0 million, of which $67.3 million have been repaid and $47.4 million have been forgiven. As of December 31, 2024 and 2023, remaining advance payments totaling $60.3 million in CEPI accrual long-term were reflected in our consolidated balance sheets. We continue to work to identify other programs where CpG 1018 adjuvant can be utilized to enhance the immune response to a coronavirus vaccine or other vaccines.
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
As of December 31, 2024, our intellectual property portfolio included over 20 issued U.S. patents, over 45 granted foreign patents and over 130 additional Dynavax-solely owned or co-owned pending U.S. non-provisional and foreign patent applications claiming compositions containing TLR agonists or antagonists, methods of use, and/or methods of manufacture thereof. Specifically, our portfolio includes: (i) three issued U.S. patents related to certain uses of HEPLISAV-B that expire in 2032; (ii) 32 pending U.S. and foreign patent applications related to an investigational shingles vaccine; (iii) four issued U.S. and foreign patents and 53 pending U.S. non-provisional and foreign patent applications related to COVID-19 vaccines, which include patent families that are either solely-owned or co-owned with Valneva Austria GmbH, Medigen Vaccine Biologics Corporation, or Colorado State University Research Foundation; and (iv) one pending U.S. patent application related to an investigational plague vaccine, which is co-owned with The Government of the United States, as Represented by the Secretary of the Army. Lastly, some of the patents and patent applications in our portfolio relate to our discontinued tetanus, diphtheria, pertussis (Tdap) booster vaccine and immuno-oncology programs.
In general, the term of a patent extends for 20 years from the filing date of the earliest U.S. non-provisional or international (PCT) application to which priority is claimed. In certain instances, a patent term may be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. Moreover, in the U.S., the term of a patent may be extended as a consequence of patent office delays during prosecution. Our patent estate, based on patents existing now and expected by us to issue based on pending applications, is projected to expire on dates ranging from 2025 to 2044.
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

COMPETITION
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Our products and development programs compete with several commercially available vaccine and adjuvant products. Many companies and institutions are making substantial investments in developing additional vaccines and adjuvants that could compete directly or indirectly with our marketed products and products under development by us and our collaborators. For example, there are multiple other shingles vaccine candidates in development including those being developed by Pfizer, BioNTech SE, Curevo Vaccine, Moderna, Inc., and others. The approved products from these programs will all need to compete with a single approved vaccine currently available in the U.S.
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
Competition for HEPLISAV-B
HEPLISAV-B, a two-dose in one month adult hepatitis B vaccine, competes directly with three-dose over six months marketed vaccines Engerix-B from GSK, as well as Recombivax-HB marketed by Merck. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the EU, the United Kingdom and the U.S. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A, and PreHevbrio, a three-dose adult hepatitis B vaccine manufactured by VBI Vaccines Inc. (“VBI”). While we believe that HEPLISAV-B competes very well with other approved vaccines available on the market, we face significant competition in our longer term goal to capture a majority of U.S. market share. To the extent that we explore additional territories outside of the U.S., the EU and the United Kingdom to market HEPLISAV-B, in doing so we will likely face competition from these or other products and competitors.
Competition for our adjuvant supply supporting COVID-19 and our development pipeline including shingles, plague and other potential pipeline indications
We are also in competition with companies developing vaccines, and vaccine adjuvants, generally including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Bavarian Nordic A/S, Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., and Johnson & Johnson.
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
In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations and biologics additionally under the Public Health Service Act. The process required by the FDA before biopharmaceuticals may be marketed in the U.S. generally involves the following:
•submission to the FDA of an IND, which must become effective before human clinical trials may begin and, at a minimum, must be updated annually;

•completion of extensive pre-clinical laboratory tests and pre-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;
•performance of adequate and well controlled human clinical trials to establish the safety and efficacy of the product for each proposed indication;
•submission to the FDA of a new drug application ("NDA") or a biologics license application ("BLA") depending on the nature of the product after completion of all pivotal clinical trials to demonstrate the safety, purity and potency of the product for the indication for use;
•a determination by the FDA to accept the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with the FDA’s current good manufacturing practices (“cGMP”) regulations for pharmaceuticals; and
•FDA review and approval of an NDA or BLA prior to any commercial marketing or sale of the product in the United States.
The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates, or those of our collaborators, will be granted on a timely basis, if at all.
The results of pre-clinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the thirty-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board ("IRB") for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice (“GCP”) regulations and regulations for informed consent and privacy of individually identifiable information.
Clinical Trials. For purposes of an NDA or BLA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:
•Phase 1. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, distribution, metabolism, and excretion, often in healthy humans, but in some cases in patients.
•Phase 2. Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, explore the initial efficacy of the product for specific targeted indications and to determine dose range or pharmacodynamics. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3. These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial centers.
•Phase 4. The FDA may approve an NDA or BLA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the product after approval under a post-marketing commitment or post- marketing requirement. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved a product. Post-approval trials are typically referred to as Phase 4 clinical trials.

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
The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD continued to apply on a transitional basis until January 31, 2025. All ongoing trials are now subject to the provisions of the CTR.
In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.
European Union Marketing Authorization. To obtain a Marketing Authorization ("MA") for a product in the EU, an applicant must submit a Marketing Authorization Application ("MAA") either under a centralized procedure administered by the European Medicines Agency ("EMA") or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.
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
Data and Market Exclusivity. The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.
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
Pediatric Development. In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan ("PIP") agreed with the EMA’s Pediatric Committee ("PDCO"). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate ("SPC") if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.
Post-Approval Requirements. Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.
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
Medicinal Products in the UK and Brexit. The United Kingdom’s (“UK”) withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency (“MHRA”) is now the UK’s standalone regulator for medicinal products and medical devices. The UK is now a third country to the EU.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments, if implemented in their current form, bring the UK into closer alignment with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure.

In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops).

In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applications should be decided within a maximum of (i) 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years, or (ii) 110 days if major objections are identified or such approval has not been granted within the previous 2 years. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorizations, effective in the UK only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope of EU authorizations in relation to centrally authorized medicinal products until January 1, 2025. However, on January 1, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.
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
Healthcare Privacy and Security Laws. We are subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, which established uniform standards for certain “covered entities” (certain healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” — independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. In addition to possible civil and criminal penalties for violations, HITECH created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. State laws also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Further, we are required to comply with international personal data protection laws and regulations, particularly as the result of our operations in Düsseldorf, Germany.
Privacy and Security Laws. We are subject to diverse laws and regulations relating to data privacy and security, including HIPAA in the United States, the European Union's General Data Protection Regulation ("EU GDPR") in the European Economic Area ("EEA"), and the UK's General Data Protection Regulation ("UK GDPR"). New privacy rules are being enacted in the United States and globally, and existing ones are being expanded, updated and strengthened.
For example, the EU GDPR imposes strict requirements on the processing of personal data, which apply to non-EU entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data. The EU GDPR implements more stringent operational requirements than its predecessor legislation.
Also, the California Consumer Privacy Act of 2018 (“CCPA”) establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches.
Further, the California Privacy Rights Act ("CPRA") significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a state agency that is vested with authority to implement and enforce the CCPA and the CPRA.
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
Coverage and Reimbursement. Sales of any marketed product, in particular for HEPLISAV-B, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. These third-party payors are increasingly reducing coverage and reimbursement for medical products, drugs and services. Further, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. For example, the newly elected Presidential administration may be more skeptical of the safety and efficacy of vaccine products, which could lead to increased regulatory scrutiny and more restrictive coverage policies regarding vaccine products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any marketed product or a decision by a third-party payor not to cover a market product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.
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
There also has been particular and increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Such interest has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under

Medicare, and reform government program reimbursement methodologies for drugs. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program ("SIP") proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Additionally, in California, effective January 1, 2019, drug companies must notify insurers and government regulators of certain price increases and provide an explanation of the reasons for such increases.
In addition, in the United States, the pharmaceutical industry has already been significantly affected by major legislative initiatives, including, for example, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business.
There have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the ACA.
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
Moreover, in the EEA some countries require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. In December 2021, Regulation No 2021/2282 on Health Technology Assessment ("HTA") Regulation, was adopted in the EU. This HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the level of the EU for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025. Although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. Pricing and reimbursement decisions, based on these assessments, remain the responsibility of individual Member States. In light of the fact that the UK has left the EU, Regulation No 2021/2282 on

HTA does not apply in the UK. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products, including, effective as of March 31, 2025, relaunching the Innovative Licensing and Access Pathway with more predicable timelines and closer involvement of the National Health Service.
MANUFACTURING
We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing HBsAg for use in HEPLISAV-B, the combination of the oligonucleotide and the antigens, and formulation, fill and finish. As is common in our industry, in light of FDA inspection and licensing requirements for manufacturing sites, we have relied on a limited number of suppliers to produce oligonucleotides for clinical trials and conduct formulation, fill and finish operations. We rely on a single supplier to produce our CpG 1018 adjuvant for HEPLISAV-B and for our collaborators. Switching suppliers, or bringing on additional suppliers, could be complicated and time consuming, but we generally seek to maintain inventory to help bridge any unexpected gap in supply. In order to help us successfully manufacture and commercialize HEPLISAV-B, we have secured long-term supply agreements with the key third-party suppliers and vendors for commercial supply of our component products and finished goods. We currently manufacture the HBsAg for HEPLISAV-B at our Dynavax GmbH facility.
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
We also care about the environment. To that end, our headquarters is in a building certified as “Gold” level on the LEED Scorecard as set forth by the United States Green Building Committee. Our transition to a largely virtual environment has further helped reduce congestion and pollution. Our relatively small headquarters space (approximately 8,000 square feet) has further reduced our carbon footprint. In addition, we participate in our building's active recycling program. We continue to consider other ways in which we can conduct our business in an environmentally friendly manner.
We have made, and will continue to make, expenditures for environmental compliance and protection. We do not expect that expenditures for compliance with environmental laws will have a material effect on our results of operations in the future.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2024, we had 405 employees, comprised of 260 employees in the U.S., including 103 members of our field sales team located throughout the U.S., as well as 145 employees in our office and manufacturing facility in Düsseldorf, Germany. Many of our employees hold advanced degrees, including Masters degrees and Pharm.D., Ph.D., M.D. or J.D. degrees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be very good.
Retention and Compensation
Our regrettable turnover rate for 2024 was 6% in the U.S. and 5% in Düsseldorf. Despite these low turnover rates, as a vaccine-focused company, we face stiff competition to hire and retain our employees. The average tenure among our employees is 3.7 years in the U.S. and 6.1 years in Düsseldorf. We also believe that our remote-first working environment in the U.S. serves as a useful recruiting and retention tool.
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
Employee Development and Workplace Culture
Attracting and retaining top talent is key to the achievement of our strategic goals. The development and engagement of our employees is also a top priority of the human resources team. We perform annual performance reviews of all employees, and we seek employee feedback in a variety of ways, including annual employee surveys. In 2024, 29 leaders and key contributors completed a leadership development program, in addition to the 32 who participated in the prior year. Our senior management and human resources team periodically undertake comprehensive organizational reviews. In addition, we have an extensive series of employee training programs on business ethics and compliance matters, including required annual trainings on our Code, our Anti-Corruption Compliance Policy and certain cybersecurity topics. Also, depending on employee roles and departments, we have employee training programs on medical affairs, commercial, sales and other matters.
The development and engagement of our employees is among our top priorities. We remain committed to living out our core values and in creating a culture where every employee is recognized and appreciated for the unique individuals they are. Our work related to these commitments focus on community outreach and engagement as well as efforts to support leadership excellence and career development for all employees. As a vaccine company, bettering public health is core to our mission, and that responsibility reaches to bettering the lives of our employees and broader communities.

In 2024, we were certified as a Great Place To Work for the second year in a row. In addition, we were named by Fortune as one of the Best Places to Work in small to medium sized biotech companies in the United States.
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

Risks Related to our Business and Capital Requirements
HEPLISAV-B has been approved in the United States, the European Union and the United Kingdom and launched in the United States and Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the United States and Germany. We have also received approval in the European Union and the United Kingdom for HEPLISAV-B. Successful commercialization of HEPLISAV-B in these regions or elsewhere will require significant resources and time, and there can be no certainty that we will succeed in these efforts. While our personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is our first marketed product, the potential uptake of the product through distribution, and the timing, trajectory, rate and sustainability for growth in sales is unpredictable, and we may not be successful in commercializing HEPLISAV-B in the long term. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment, our efforts may fail to overcome established competition at favorable pricing, or at all.
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
Moreover, we expect that we will need to divert resources in order to successfully market, sell and distribute HEPLISAV-B for use with dialysis patients, one of our targeted patient populations. We do not yet have approval to market the regimen for dialysis. In the second quarter of 2024, the FDA issued a Complete Response Letter (“CRL”) for the supplemental Biologics License Application (“sBLA”) to include a four-dose regimen for adults on hemodialysis in the U.S. label, and we are exploring approaches to address the deficiencies noted in the CRL. In the fourth quarter of 2024, we received feedback from the FDA regarding the potential to conduct an observational retrospective cohort study to support our sBLA filing for adults on hemodialysis. We expect to resubmit our sBLA for HEPLISAV-B vaccination of adults on hemodialysis to the FDA in 2025. We may be unsuccessful in conducting an observational retrospective cohort study, may not successfully resubmit our sBLA for a four-dose regimen for adults on hemodialysis, and may never obtain FDA approval for such indication, which would limit our addressable market and revenue. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that all adults aged 19-59, including patients on dialysis, receive hepatitis B vaccinations, our predictions of how many of those patients actually receive HEPLISAV-B may be inaccurate. In particular, vaccine skepticism and disinformation may impact the willingness of patients to consider hepatitis B vaccination.
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
Governments influence the price of medicinal products in the European Union through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Even though we have been granted a marketing authorization in the European Union for HEPLISAV-B, we have yet to obtain broad reimbursements and pricing approval in any European Union Member State and rely on our distributor to do so, who currently only markets in Germany. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other European Union Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Any delay in being able to market our products in the European Union, the United Kingdom or elsewhere may adversely affect our business and financial condition.
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
Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and as a result, we did not recognize CpG 1018 adjuvant revenue for the years ended December 31, 2024 and December 31, 2023. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.
The occurrence and timing of any transfer of control of product sold to customers can also be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. As an example, any future revenue we do receive from sales of our CpG 1018 adjuvant has been and will continue to be difficult to predict, if it materializes at all. Historically, we generally required customers to place orders for CpG 1018 adjuvant with at least six months lead time and to make an advance payment toward the finished order. Where we receive such advance payments, we record such payments as deferred revenue until we have delivered the adjuvant and met all criteria to recognize revenue. In accordance with our stated revenue policy, we historically recorded revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. During the year ended December 31, 2024 and December 31, 2023, we did not receive any advanced payments from any of our customers to purchase CpG 1018 adjuvant. Our collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies for any past or future adjuvant orders, our ability to collect our own receivables may be adversely affected. For example, as of December 31, 2023, we had recorded an allowance for doubtful accounts of $12.3 million in connection with our accounts receivable balance due from Bio E, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to an amendment to the supply agreement with Bio E, and Bio E’s dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.
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
Prior to January 1, 2021, we had incurred losses in each year since we commenced operations in 1996. While we recognized revenue for the years ended December 31, 2021, 2022 and 2024, we recognized a net loss of $6.4 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $903.3 million.
With our investment in the launch and commercialization of HEPLISAV-B in the United States and Germany, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including a Phase 1/2 clinical trial for shingles and additional clinical and manufacturing activities, including a Phase 2 clinical trial expected to initiate in the third quarter of 2025, for plague in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline.
Sales of CpG 1018 adjuvant generated significant revenue during the COVID-19 pandemic, but we do not currently expect such revenues to continue in the long term, and we did not recognize any CpG 1018 adjuvant revenue in the year ended December 31, 2023 nor December 31, 2024. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.
Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient, or any, revenues and our business will be harmed.
We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck, GlaxoSmithKline plc (“GSK”) and VBI Vaccines Inc. ("VBI"), and with vaccines from those companies as well as several additional established pharmaceutical companies who market abroad. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the United States, the European Union and the United Kingdom. Competition in European markets could affect our success or the success of our distributor in that market as well. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.
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
Even if we obtain regulatory approval for our product candidates, such as our U.S., European Union and the United Kingdom approvals of HEPLISAV-B, and are able to commercialize them as we have with HEPLISAV-B, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.
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
Market acceptance of vaccines has been negatively impacted in recent years due to increasing vaccine skepticism and disinformation. The potential for individuals with anti-vaccine views to hold governmental and other roles of influence and for disinformation campaigns to negatively impact potential market acceptance for HEPLISAV-B and any of our future approved products may slow our sales growth and weaken our market prospects.
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
As we continue to grow as a commercial organization and enter into supply agreements with customers, those supply agreements will have obligations to deliver product that we are in part reliant upon third parties to manufacture on our behalf.
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

Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing, as well as coverage and reimbursement decisions, may not allow our future products to compete effectively with existing competitive products. Because we intend to offer products, if approved, that involve new technologies, the willingness of third-party payors to reimburse for our products is uncertain. We will have to charge a price for HEPLISAV-B or any other products we commercialize that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Further, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, the newly elected Presidential administration may be more skeptical of the safety and efficacy of vaccine products, which could lead to increased regulatory scrutiny and more restrictive coverage policies regarding our products and product candidates. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to achieve or maintain profitability, and such unavailability could harm our future prospects and reduce our stock price.
The UK and many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in European countries will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment ("HTA") of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and applies as of January 12, 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the UK has left the EU, Regulation No 2021/2282 on HTA does not apply in the UK. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products. For example, in March 2021, the UK introduced the Innovative Licensing and Access Pathway (“ILAP”) which brings together the MHRA, NICE, SMC and the All Wales Therapeutics and Toxicology Centre, to accelerate time to market for certain innovative products. The ILAP temporarily stopped accepting applications on November 20, 2024, but applications under a relaunched ILAP will reopen in March 2025, with changes including improvements to interaction with the National Health Service and an amended eligibility and selection criteria.
Legislators, policymakers and healthcare insurance funds in the EU and the UK may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that COVID-19 placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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
Similar post-marketing obligations and commitments exist in the European Union and the UK. For example, we are required to submit periodic safety update reports to the European Medicines Agency ("EMA") and the MHRA and to keep an up-to-date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPLISAV-B. In addition, in accordance with our EU marketing authorization for HEPLISAV-B, HEPLISAV-B is subject to additional monitoring, meaning that it is monitored more intensively than other medicinal products. We may have similar obligations for future products if and when approved. Non-compliance with European Union or UK requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.
In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements in the United States, the European Union and the UK. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”), good clinical practices (“GCP”), International Conference on Harmonization guidelines, and good laboratory practices (“GLP”). If we are not able to meet and maintain regulatory compliance for HEPLISAV-B or any future product, if authorized, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.
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
For example, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations, partnerships and supply arrangements. Current relationships and efforts are focused on adjuvanted vaccines for COVID-19, shingles and plague. For some of these relationships, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed or may not occur at all. Lastly, the ability of our collaborators to deliver, sell and collect on receivables is not guaranteed and this could, in turn, impact our own ability to collect receivables.
Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
As of December 31, 2024, we had $713.8 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. While we recognized revenue for the years ended December 31, 2021, 2022 and 2024, we recognized a net loss of $6.4 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $903.3 million. We expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, our 2.50% convertible senior notes due 2026 (“Convertible Notes”) and other securities we issue in the future may have rights senior to those of our common stock and could include covenants that restrict our operations.
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
For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of December 31, 2024 and December 31, 2023, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future.
We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S., the European Union and the United Kingdom, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets in or outside of the U.S., the European Union and the United Kingdom. Developing, seeking regulatory approval for and marketing our product candidates in or outside of the U.S., the European Union and the United Kingdom in jurisdictions where we don't currently have approval could impose substantial costs, impose burdens on our personnel, and divert management’s attention from domestic operations. International operations are subject to risk, including:
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
In the event that we determine to pursue commercialization of HEPLISAV-B outside the United States, the European Union and the United Kingdom, our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, we may not receive approval in one or more jurisdictions, even if we undertake these efforts.
The results of clinical trials conducted to support regulatory approval in one or more jurisdictions, and any failure or delay in obtaining regulatory approval in one or more jurisdictions, may have a negative effect on the regulatory approval process in other jurisdictions, including our existing regulatory approval in the United States, the European Union and the United Kingdom. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates, which would impair our ability to generate revenues.
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
As of December 31, 2024, we had U.S. federal and state NOL carryforwards of $293.5 million and $262.9 million, respectively. Of the $293.5 million U.S. federal NOL carryforwards, $293.1 million may be carried forward indefinitely with utilization limited to 80% of taxable income, and the remainder will begin to expire in 2025. The state NOL carryforwards will begin to expire in 2025.
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
We and the third parties supporting our operations are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations (or by the third parties supporting our operations) could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
We may be subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. California also recently passed a law protecting privacy of abortion-related records and other reproductive healthcare services. These laws would also apply to our employees in the respective states.
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
Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
Outside the United States, certain jurisdictions have enacted data localization and cross-border data transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the European Economic

Area ("EEA") and the U.K. have significantly restricted the transfer of personal data to the United States and other countries whose privacy and data security laws they believe not to offer an adequate level of protection. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the United States in compliance with law, such as the EU standard contractual clauses, the U.K.’s International Data Transfer Agreement/Addendum and the EU-U.S. Data Privacy Framework and the U.K. extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we are unable to implement a legal mechanism to ensure that our transfers of personal data from the EEA or the U.K. are lawful, we could face adverse consequences, including increased exposure to regulatory actions, substantial fines and penalties and injunctions against processing or transferring personal data, and could be required to increase our data processing capabilities in the EEA, the U.K. or elsewhere at significant expense. Restrictions on our ability to transfer personal data from the EEA, the U.K. or elsewhere could impact our clinical trial activities in the EEA or the U.K. and limit our ability to collaborate with CROs and other third parties.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may face adverse consequences, which may include, but are not limited to, governmental enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-related claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, civil and criminal liability and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to interruptions or stoppages in business operations (including clinical trials), inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry or revision or restructuring of our operations.
In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply or may become subject to in the future.
Our obligations related to privacy and data security are quickly changing and becoming increasingly stringent, creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may also necessitate changes to our information technologies, systems and practices and those of third parties upon which we rely. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.
For instance, in the European Union, the second Network and Information Security Directive (Directive (EU) 2022/2555, “NIS2”) entered into force on 17 January 2023 and had to be transposed into the national law of each Member State by 17 October 2024. NIS2 creates a specific legal framework for the resilience and incident response capabilities of entities operating in 18 sectors, including the health sector. As a result, companies in scope are obligated to maintain robust network and information systems security measures and report any significant incidents that might impact their operations. Companies that fail to comply with NIS2 may face significant operational disruptions, legal liabilities, and regulatory penalties of a maximum of €10 million or up to 2% of the total worldwide turnover of the preceding financial year.

Our employees and other personnel can use generative artificial intelligence (“AI”) technologies, from time to time, in certain circumstances to perform portions of their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. Our use of generative AI could make it more difficult to comply with various privacy laws and other privacy obligations in the U.S. and Europe and could negatively affect our ability to protect or own certain intellectual property, any or all of which may cause us to incur significant expense, cause reputational damage, and otherwise adversely affect our business.

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
We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There have been executive, legal and political challenges and amendments to certain aspects of ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any such challenges and additional healthcare reform measures by the second Trump administration will impact the ACA and our business.
Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain biologics covered under Medicare that have been on the market for at least 11 years (the “Medicare Drug Price Negotiation Program”), and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On August 15, 2024, HHS announced the agree-upon price of the first ten drugs that were subject to price negotiations, which take effect in January 2026. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business. However, in the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, particularly in light of the recent U.S. Presidential and Congressional elections and other equivalent foreign systems, some of which could further limit coverage and reimbursement of products, including our product candidates. For example, the newly elected Presidential administration may be more skeptical of the safety and efficacy of vaccine products, which could lead to increased regulatory scrutiny and more restrictive coverage policies regarding our products and product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
In connection with our work with the U.S. Department of Defense ("DoD"), we have become a defense contractor, and are therefore subject to additional administrative burdens and control requirements in connection with the maintenance of that relationship.
In September 2021, we entered into an agreement with the DoD relating to the conduct of a clinical trial and studies in connection with the development of an improved plague vaccine. In July 2023, we entered into a contract modification with the DoD to support advancement into a nonhuman primate challenge study, and in December 2024, we entered into an agreement with the DoD to support additional Phase 2 clinical and manufacturing activities to be performed through the first half of 2027. In connection with this agreement, we became subject to new administrative and control requirements, including certain reporting obligations as well as a requirement to develop, implement and maintain an International Traffic in Arms Regulations compliance program, among other things. Further, if our efforts result in an improved plague vaccine and we enter into a supply agreement for finished plague vaccines with the DoD, we expect that such a supply contract would impose additional administrative, control, compliance and other obligations. We have limited experience developing and administering such programs. Development and maintenance of such programs can be burdensome and costly and there can be no guarantee that we will be able to maintain compliance with all of the terms of such an agreement. As a federal government contractor, we also maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability, and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees, and may lead to other adverse operational impacts. Failure to comply with requirements applicable to us as a federal contractor could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments, or suspension or debarment from eligibility for future U.S. government contracts and could have a significant reputational or financial impact on our business and on our stock price.
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
•our ability to expand or retain our HEPLISAV-B vaccine market share;
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
The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Changes in the broader macroeconomic condition, including historically high inflation, changes in interest rates, government policies, impact of pandemics or endemics and instances of geopolitical instability, such as that resulting from the conflicts in the Middle East and Ukraine, can and have caused changes in market prices, notwithstanding a lack of fundamental change in the underlying business models or prospects of companies. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock, regardless of our actual operating performance.
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
Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen &

Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of December 31, 2024, we had $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.
There can be no assurance with respect to the number of shares of our common stock repurchased under the share repurchase program or that our share repurchase program will provide the benefits anticipated.
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
Risks Related to Our Outstanding Convertible Notes
Servicing our Convertible Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
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
From January 1 through December 31, 2024, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
From January 1 through December 31, 2024, the conditions allowing holders to convert all or any portion of their Convertible Notes have not been met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

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
Our business operations are subject to interruption by natural disasters and other catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, fires, droughts, tornadoes, tsunamis, electrical blackouts, public health crises and pandemics, war, terrorism, bank failures and geo-political unrest and uncertainties. We have not undertaken a systematic analysis of the potential consequences to our business that might result from any such natural disaster or other catastrophic event and have limited recovery plans in place. If any of these events occur, our manufacturing and supply chain, distribution, sales and marketing efforts and other business operations could be subject to business shutdowns or disruptions and financial results could be adversely affected. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions resulting from these events, but if we or any of the third parties with whom we engage, including the suppliers, contract manufacturers, distributors and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely affected in a number of ways, some of which are not predicable.
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
We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
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
U.S. and equivalent foreign authorities and international authorities warned businesses of increased cybersecurity threats from actors seeking to exploit the COVID-19 pandemic. If we are unable to prevent data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures that are intended to protect our data security and information technology systems, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities.
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
Our Senior Director of IT Infrastructure & Security also functions as our information security officer (“ISO”). The ISO (as part of our security function), along with our management committee and broader internal cybersecurity, IT infrastructure, and digital technology automation functions, as well as third-party service providers, all help identify, assess and manage our cybersecurity threats and risks. Our security function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, responding to proactive outreach from CISA and FBI, internal and/or external audits, conducting threat assessments for internal and external threats, third-party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and use of external intelligence feeds.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to help manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: a corporate security incident response plan, a vulnerability management policy, a vendor risk management program, incident detection and response processes, IT systems disaster recovery procedures, risk assessments, reasonable implementation of security controls in accordance with applicable security standards/certifications, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, employee training, penetration testing, cybersecurity insurance, dedicated cybersecurity staff/officer. We also rely on third-party vendor backup/restore, disaster recovery and business continuity procedures as stated in the respective SOC 1 and SOC 2 reports if provided by such vendors as they pertain to certain of our managed services.

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
We use third-party service providers to perform a variety of functions throughout our business, such as application service providers, software-as-a-service providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and other supply chain resources. We have a vendor risk management program to help manage cybersecurity risks associated with our use of these providers. This includes risk assessment for each vendor, review of security assessments, supplemental security questionnaires (as needed), security assessment calls with the vendor's security personnel, and imposition of certain information contractual obligations on the vendor. In addition, depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor risk management program may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
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
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our ISO. The ISO works with our CSIRT to help us mitigate and remediate cybersecurity threats or incidents of which they are notified. The ISO is responsible for designing and promoting general security awareness and training, as well as defining and training relevant participants on our incident response processes. Our security and incident response processes include escalation and reporting to the CSIRT,

Disclosure and Risk Committee, senior management and Audit Committee for certain information security incidents, as warranted under the circumstances.
The Audit Committee receives periodic reports from the ISO concerning our significant cybersecurity threats and risk, and the processes we have implemented to address them. The Audit Committee also has access to various reports, summaries of reports or presentations related to cybersecurity threats, risk and mitigation.
ITEM 2. PROPERTIES
As of December 31, 2024, the following are the material properties that we occupy:

Property Description	Location	Square Footage	Owned or Leased	Lease Expiration Date
Corporate headquarters office	Emeryville, CA	8,053	Leased	July 31, 2028
Manufacturing and office space	Düsseldorf, Germany	75,727	Leased	December 31, 2031
Laboratory and office space	Emeryville, CA	75,662	Leased (*)	March 31, 2031
(*)The entire 75,662 square feet have been subleased to a third party. Both our lease and sublease with the third party will continue until March 31, 2031.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “DVAX.”
As of February 18, 2025, there were approximately 39 holders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.
Dividends
We have never paid any cash dividends on our common stock. We currently expect to retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Stock Performance Graph
The chart below compares total stockholder return on an investment of $100 in cash on December 31, 2019, for our common stock, the Nasdaq Stock Market (U.S. companies), and the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends.
Note: Dynavax management cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARSION OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG DYNAVAX TECHNOLOGIES CORPORATION, NASDAQ STOCK MARKET (U.S. COMPANIES) AND NASDAQ BIOTECHNOLOGY INDEX

550
500
450
400
350
300
250
200
150
100
50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
DYNAVAX TECHNOLOGIES CORPORATION
NASDAQ STOCK MARKET (U.S. COMPANIES)
NASDAQ BIOTECHNOLOGY INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2019
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2024

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
DYNAVAX TECHNOLOGIES CORPORATION	$100.00	$77.80	$246.00	$186.00	$244.40	$223.30
NASDAQ STOCK MARKET (U.S. COMPANIES)	$100.00	$121.30	$152.70	$122.50	$154.90	$192.90
NASDAQ BIOTECHNOLOGY INDEX	$100.00	$125.70	$124.90	$111.30	$115.40	$113.80
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In November 2024, our Board of Directors authorized a share repurchase program (the "Program") allowing us to repurchase up to $200.0 million of our common stock. On November 8, 2024, we entered into an accelerated share repurchase agreement (the "ASR Agreement") with Goldman Sachs & Co. LLC ("Goldman") to repurchase an aggregate amount of $100.0 million of our common stock. Under the ASR Agreement, we made an aggregate upfront payment of $100.0 million to Goldman and received an aggregate initial delivery of 6,149,116 shares of our common stock on November 12, 2024, representing 80% of the total shares that could be repurchased under the ASR Agreement based on the closing price of our common stock on November 8, 2024. The accelerated share repurchase terminated in February 2025. As of December 31, 2024, $100.0 million remained available for future repurchases under the Program.
The following table provides information with respect to the shares of common stock repurchased by us during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program (Dollars in millions)
October 1, 2024 - October 31, 2024	-	$-	-	$-
November 1, 2024 - November 30, 2024	6,149,116	$13.01	6,149,116	$100.0
December 1, 2024 - December 31, 2024	-	$-	-	$100.0
Total	6,149,116	$13.01

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
Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], is approved in the United States, the European Union and the United Kingdom for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany.
In April 2022, the CDC's Advisory Committee on Immunization Practices ("ACIP") published its universal recommendation for hepatitis B vaccination in adults, advising that all adults aged 19-59 should be vaccinated against hepatitis B. We believe this has helped create a significantly expanded total annual market opportunity of approximately $900.0 million in the U.S. by 2030, with HEPLISAV-B expected to achieve at least 60% total market share. Additionally, we believe the HEPLISAV-B U.S. market opportunity will remain substantial beyond 2030 due to the ongoing penetration of the unvaccinated eligible adult population, observed revaccination practices by healthcare providers, and continued gains in market share. Our annual revenue has continued to grow significantly since the recommendation was made, as a result of our successful efforts to capture a greater share of an expanding market.
We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs. These programs include vaccine candidates under development for shingles and plague and additional vaccine programs in preclinical development. Additionally, we are working to advance product candidates utilizing our CpG 1018 adjuvant through discovery efforts and preclinical and clinical collaborations with third-party research organizations.
In addition, we manufacture and have supplied in the past, and could supply in the future, our CpG 1018 adjuvant to a number of global customers, including companies engaged in the development and manufacture of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. While we did not recognize any CpG 1018 adjuvant revenue in 2024, we could see new demand in the future if our collaborators work through their inventory on hand and need additional supply, or new programs utilizing our adjuvant advance to later stages up to and including commercialization. However, long-term demand for CpG 1018 adjuvant supporting COVID-19 or other vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 or other vaccines are approved for use.
HEPLISAV-B® Vaccine [Hepatitis B Vaccine (Recombinant), Adjuvanted]
In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine, which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S., the European Union and the United Kingdom.
We have worldwide commercial rights to HEPLISAV-B and we market it in the United States and the European Union. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and

Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. In February 2021, we received Marketing Authorization of HEPLISAV-B from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. In March 2023, we received marketing authorization in the United Kingdom for HEPLISAV-B for the active immunization against hepatitis B virus infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older.
All of our HEPLISAV-B sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. All of our HEPLISAV-B sales in Germany are to one distributor. For the year ended December 31, 2024, HEPLISAV-B product revenue, net was $268.4 million.
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
Through December 31, 2024, we have received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed below). As of December 31, 2024, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below).
In June 2021, we entered into an agreement (together with subsequent amendments, the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant, for use with its protein-based COVID-19 vaccine candidate, SCB-2019. Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 31, 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.
For CpG 1018 adjuvant reserved for Clover under the CEPI Agreement, Clover is obligated to pay us the purchase price upon the earliest of (i) the true-up exercise, (ii) within a specified period after Clover delivers Clover Product to a customer, or (iii) Clover’s receipt of payment for Clover Product from a customer.
Approximately $71.3 million relating to future amounts receivable representing a contract asset from Clover in connection with the CEPI Agreement are classified as other assets (long term) as of December 31, 2024. The classification as long term reflects the timing of expected utilization of CpG 1018 adjuvant for Clover Product expected to be sold under the CEPI Agreement. Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our consolidated balance sheets as of December 31, 2024. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of December 31, 2024 and 2023.
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
As of December 31, 2024 and 2023, we had no accounts receivable balance from Bio E. During the first quarter of 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the waiver and second amendment to the CEPI Agreement by and between us and CEPI (the "CEPI-Bio E Assignment Agreement"). Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of December 31, 2024, the CEPI-Bio E Assignment Agreement resulted in: (i) no accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.
See Note 9 - Collaborative Research, Development and License Agreements, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Convertible Notes
In May 2021, we issued $225.5 million aggregate principal amount of 2.5% convertible senior notes due in 2026 (the “Convertible Notes”) in a private placement. Total proceeds from the issuance of the Convertible Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to repay, in full, our outstanding debt and other obligations under our previous loan agreement with CRG Servicing LLC ("Loan Agreement") and $27.2 million of the net proceeds to pay the costs of capped call transactions (the "Capped Calls").
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
Revenue Recognition
Product Revenue, Net – HEPLISAV-B
We recognize revenue at net sales prices when control of the promised goods is transferred to the customer, incorporating estimates such as product returns, chargebacks, discounts, rebates and other fees. While each item is more fully described in Note 2 to the Consolidated Financial Statements, the following items reflect the more critical and significant estimates used in the preparation of our consolidated financial statements. Our estimates of such items are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of accounts receivable reserves or revenue reserves accrual that we report in a particular period.
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
Results of Operations
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Revenues
Revenues consist of amounts earned from product sales and other revenues. Product revenue, net, consists of sales of HEPLISAV-B.
Revenue from HEPLISAV-B product sales is recorded at the net sales price, which includes estimates of product returns, chargebacks, discounts, rebates and other fees. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contracts.
Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
The following is a summary of our revenues (in thousands, except for percentages):

	Year Ended December 31,		Increase (Decrease) from 2023 to 2024
Revenues:	2024	2023	$	%
HEPLISAV-B	$268,430	$213,295	$55,135	26%
Total product revenue, net	268,430	213,295	55,135	26%
Other revenue	8,816	18,989	(10,173)	(54)%
Total revenues	$277,246	$232,284	$44,962	19%
HEPLISAV-B product revenue increased by $55.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Approximately $40.3 million of the increase was due to higher volume driven by continued improvement in market share, particularly in the integrated delivery networks and retail segments, and growth in the U.S. hepatitis-B vaccine market related to the Advisory Committee on Immunization Practices ("ACIP") universal recommendation. Approximately $14.8 million of the increase was due to higher net sales price.
Other revenue primarily includes revenue from our agreement with the DoD. During the years ended December 31, 2024 and 2023, we recognized $8.6 million and $17.6 million of revenue from our agreement with the DoD, respectively. The decrease in other revenue was due to the completion of the plague Phase 2 clinical trial during the third quarter of 2024, as compared to higher revenue earned in early 2023 in connection with the initiation of Part 2 of the plague Phase 2 clinical trial.
Cost of Sales – Product
Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B.
The following is a summary of our cost of sales - product (in thousands, except for percentages):

	Year Ended December 31,		Increase (Decrease) from 2023 to 2024
Cost of Sales - Product:	2024	2023	$	%
HEPLISAV-B	$49,445	$50,167	$(722)	(1)%
Total cost of sales - product	$49,445	$50,167	$(722)	(1)%
HEPLISAV-B cost of sales-product decreased by $0.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to lower per-unit manufacturing costs as a result of previous process improvements and lower comparative one-time charges, partially offset by the increase in HEPLISAV-B sales volume.

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
The following is a summary of our research and development expenses (in thousands, except for percentages):

	Year Ended December 31,		Increase (Decrease) from 2023 to 2024
Program Expenses:	2024	2023	$	%
Shingles	19,880	14,252	5,628	39%
Tdap	4,121	6,620	(2,499)	(38)%
Plague (1)	4,020	8,319	(4,299)	(52%)
HEPLISAV-B and CpG 1018 adjuvant development	5,183	5,626	(443)	(8%)
Other	13,759	8,210	5,549	68%
Other Research and Development Expenses:
Facility costs	2,738	2,574	164	6%
Non-cash stock-based compensation	11,849	9,285	2,564	28%
Total research and development	$61,550	$54,886	$6,664	12%
(1)In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine utilizing CpG 1018 adjuvant. Under the agreement, we conducted a Phase 2 clinical trial and studies combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. We are being fully reimbursed by the DoD for the costs of this study which is recorded in other revenue in our consolidated statements of operations.
Research and development expenses increased by $6.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
•Shingles program costs increased primarily due to increased clinical expenses related to the initiation of a Phase 1/2 clinical trial and the completion of patient enrollment in the study in the fourth quarter of 2024.
•Tdap program costs decreased, as we completed the long-term Phase 1 extension study in the third quarter of 2024. In connection with the discontinued development of the Tdap-1018 program announced in November 2024, we do not expect to incur significant research and development expenses for this program in the future.
•Plague program costs decreased with the completion of the Phase 2 clinical trial in the third quarter of 2024, as compared to higher costs incurred in early 2023 due to the initiation of Part 2 of the Phase 2 clinical trial.
•HEPLISAV-B and CpG 1018 adjuvant development costs decreased due to the non-recurrence of a $1.1 million expense related to an engineering run performed for product testing purposes in 2023, partially offset by continued investment in clinical research and collaboration.
•Other program costs increased as we continued to invest in product candidates utilizing our CpG 1018 adjuvant through discovery and preclinical efforts, including external collaborations.
•Non-cash stock-based compensation expense increased primarily due to incremental headcount to support the advancement of our clinical vaccine programs.
As we continue to progress our clinical-stage pipeline, we expect research and development expenses to continue to represent a substantial portion of our expenses and to continue to increase, both in dollar amount and proportion of total expense, in future years.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and related costs for our commercial support personnel, medical education professionals and personnel in executive and other administrative functions, including legal, finance and information technology; costs for outside services such as sales and marketing, post-marketing studies of HEPLISAV-B, accounting, commercial development, consulting, business development, investor relations, insurance, and legal costs that include corporate and patent-related expenses; allocated facility costs; and non-cash stock-based compensation.
The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

Selling, General and Administrative:	Year Ended December 31,		Increase (Decrease) from 2023 to 2024
	2024	2023	$	%
Compensation and related personnel costs	$69,978	$63,937	$6,041	9%
Outside services	56,268	51,355	4,913	10%
Facility costs	8,723	8,585	138	2%
Non-cash stock-based compensation	35,405	29,069	6,336	22%
Total selling, general and administrative	$170,373	$152,946	$17,427	11%
Selling, general and administrative expenses increased by $17.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
•Compensation and related personnel costs and non-cash stock-based compensation costs increased due to continued investments in headcount and personnel across commercial and administrative functions to support HEPLISAV-B and pipeline growth.
•Outside services increased primarily due to continued investments in commercial efforts designed to increase HEPLISAV-B market share.
We expect our selling, general, and administrative expenses to remain consistent in future periods as we continue to support the overall growth of our business.
Bad Debt Expense
We did not record bad debt expense during the year ended December 31, 2024. We recorded $12.3 million of bad debt expense during the year ended December 31, 2023 in connection with the allowance for doubtful accounts of $12.3 million recorded with respect to outstanding accounts receivable from Bio E and relating to CpG 1018 Materials delivered under the Bio E Supply Agreement and CEPI Agreement. The allowance for doubtful accounts was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3, and Bio E's dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.
Other Income (Expense)
Interest income is reported net of amortization of premiums and discounts on marketable securities and includes realized gains on investments. Interest expense includes the stated interest and accretion of discount of our Convertible Notes. Sublease income is recognized in connection with our sublease of office and laboratory space.

The following is a summary of our other income (expense) (in thousands, except for percentages):

	Year Ended December 31,		Increase (Decrease) from 2023 to 2024
	2024	2023	$	%
Interest income	$36,464	$31,993	$4,471	14%
Interest expense	$(6,794)	$(6,757)	$37	1%
Sublease income	$5,014	$7,577	$(2,563)	(34%)
Other	$293	$(152)	$445	(293%)
•Interest income increased due to higher yields and balances in our marketable securities portfolio.
•The decrease in sublease income is primarily due to the recognition of a net loss of $3.5 million during the first quarter of 2024 in connection with a sublease termination, offset by sublease income of $8.5 million during the year ended December 31, 2024.
Income Taxes
Our income tax expense and effective income tax rate were as follows (in thousands, except for percentages):

	Year Ended December 31,		Increase (Decrease) from 2023 to 2024
	2024	2023	$	%
Income tax expense	$3,546	$2,022	$1,524	75%
Effective income tax rate	11.5%	(46.3)%	—	—
Income tax expense increased by $1.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Our income tax expense of $3.5 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively, are primarily comprised of state and foreign income tax expense. Our effective tax rate for the years ended December 31, 2024 and 2023 was 11.5% and (46.3)%, respectively, which is primarily comprised of state and foreign income tax expense.
Liquidity and Capital Resources
As of December 31, 2024, we had $713.8 million in cash and cash equivalents and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of December 31, 2024, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.
Advanced payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partner(s) or when we receive payment from CEPI partner(s), we reclassify the advanced payments from long-term deferred revenue to accrued liabilities. As of December 31, 2024 and 2023, we had no CEPI-related net accounts receivable relating to Bio E. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.

In November 2024, our Board of Directors authorized the Program allowing us to repurchase up to $200.0 million of our common stock. On November 8, 2024, we entered into an accelerated share repurchase agreement (the "ASR Agreement") with Goldman Sachs & Co. LLC ("Goldman") to repurchase an aggregate amount of $100.0 million of our common stock. Under the ASR agreement, we made an aggregate upfront payment of $100.0 million to Goldman and received an aggregate initial delivery of 6,149,116 shares of our common stock on November 12, 2024, representing approximately 80% of the total shares that would be repurchased under the ASR Agreement measured based on the closing price of our common stock on November 8, 2024.

The final number of shares that we ultimately repurchased pursuant to the ASR Agreement will be based on the average of the daily volume-weighted average price ("VWAP") per share of our common stock during the repurchase period, subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The accelerated share repurchase terminated in February 2025.
As of December 31, 2024, $100.0 million remained available for future repurchases under the Program. See Note 14 - Stockholder's Equity, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
As of December 31, 2024, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $1.6 million. The Convertible Notes bear interest at a rate of 2.5% per year, payable semiannually in arrears on May 15 and November 15 of each year. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date. See Note 10 – Convertible Notes, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of December 31, 2024, we had approximately $120.0 million remaining under the ATM Agreement.
Prior to January 1, 2021, we incurred net losses in each year since our inception. For the year ended December 31, 2024, we recorded a net income of $27.3 million. For the year ended December 31, 2023, we recorded a net loss of $6.4 million. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.
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
During the year ended December 31, 2024, we generated $66.5 million of cash from our operations, which consisted of a net income of $27.3 million, $55.2 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, inventory write off, sublease termination loss, amortization of premiums (accretion of discounts) on marketable securities, stock-based compensation expense, non-cash interest expense, and approximately $16.0 million net changes from operating assets and liabilities, which included an increase of $19.9 million in inventories primarily related to higher number of batches produced, an increase of $3.1 million in prepaid assets and other current assets primarily related to interest receivable, prepaid taxes, and prepaid insurance, a decrease of $4.4 million in lease liabilities, and an increase of $11.0 million in accrued and other liabilities. By comparison, during the year ended December 31, 2023, we generated $100.6 million of cash from our operations, which consisted of a net loss of $6.4 million, $46.7 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, amortization of premiums (accretion of discounts) on marketable securities, stock-based compensation expense, non-cash interest expense, bad debt expense, and approximately $61.2 million net changes from operating assets and liabilities, which included a decrease of $43.3 million in accounts and other receivables, net and a increase of $19.8 million in accrued and other liabilities. Overall, cash provided by our operations during the year ended December 31, 2024 decreased by $34.1 million compared to the same period in December 31, 2023. Net cash provided by operating activities is also impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.
During the year ended December 31, 2024, net cash used in investing activities was $18.0 million compared to $153.9 million of cash used in investing activities for the year ended December 31, 2023. Cash used in investing activities during the year ended December 31, 2024 included $11.7 million of net purchases of marketable securities, compared to $150.8 million of net purchases of marketable securities for the year ended December 31, 2023.
During the year ended December 31, 2024, net cash used in financing activities was $102.0 million compared to $1.4 million of cash provided by financing activities for the year ended December 31, 2023. Cash used in financing activities for the year ended December 31, 2024 included $100.0 million payment for the repurchase of common stock in connection with our ASR Agreement, $9.3 million for the payments of taxes related to net share settlement of restricted stock units ("RSUs"), partially offset by proceeds received from the exercise of options and from share purchases under our employee stock purchase plan for $7.3 million combined. Cash used in financing activities for the year ended December 31, 2023 included $6.5 million for the payments of taxes related to net share settlement of restricted stock units ("RSUs"), partially offset by proceeds received from the exercise of options and from share purchases under our employee stock purchase plan for $7.9 million combined.
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
In December 2024, we entered into the first amendment of our headquarters office space lease (the "lease amendment") located at 2100 Powell Street, Emeryville, California, The lease amendment extends the term of the original lease by 36 months to July 31, 2028. The base rent is approximately $0.3 million for the first 12 months, including a four-month abatement, and scheduled annual 3% increases. The lease includes a renewal option.
We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income was $5.0 million, $7.6 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Sublease income is included in other income (expense) in our consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord is shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.
On February 22, 2024, our third-party subtenant obtained the approval of a voluntary petition for relief under Chapter 11 of the United States Code. As a consequence, the sublease agreement with that third-party for the subleased premises (approximately 75,662 square feet of office/laboratory space located at 5959 Horton Street, Emeryville, California) was terminated effective March 7, 2024. Simultaneously, on March 7, 2024, we entered into a new sublease agreement with a different third-party under similar conditions and for the same premises. See Note 8 - Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
In May 2021, we issued $200.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 in a private placement. The purchasers also partially exercised their option to purchase additional Convertible Notes in May 2021 and we issued an additional $25.5 million of the Convertible Notes. As of December 31, 2024, the aggregate principal amount of our Convertible Notes was $225.5 million, excluding debt discount of $1.6 million. The Convertible Notes bear interest at a rate of 2.5% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased in accordance with their terms prior to such date.
We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. In November 2013, we entered into a Commercial Manufacturing and Supply Agreement with Baxter Pharmaceutical Solutions LLC (“Baxter”) that was amended in September 2021 and January 2025 (as amended, the “Baxter Agreement”). Baxter provides formulation, fill and finish services and produces HEPLISAV-B for commercial use. Pursuant to the Baxter Agreement, we are obligated to purchase an annual minimum number of batches of HEPLISAV-B through December 31, 2029, and there are certain limits on the number of batches that Baxter is required to produce. As of December 31, 2024, our aggregate minimum commitment under the Baxter Agreement was $17.0 million within the next 12 months, and $55.4 million beyond the next 12 months.
On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). As of December 31, 2024, our aggregate minimum commitment for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement was $8.2 million for the 12 months following December 31, 2024.
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
During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.20 (Euros). The letter of credit remained outstanding through December 31, 2024 and was collateralized by a certificate of deposit for €0.2 (Euros), which has been included in restricted cash in the consolidated balance sheets as of December 31, 2024.
In conjunction with our agreement with Symphony Dynamo, Inc. and Symphony Dynamo Holdings LLC (“Holdings”) in November 2009, we agreed to make contingent cash payments to Holdings equal to 50% of the first $50.0 million from any upfront, pre-commercialization milestone or similar payments received by us from any agreement with any third party with respect to the development and/or commercialization of cancer and hepatitis C therapies originally licensed to Symphony Dynamo, Inc., including our immune-oncology compound, SD-101. In July 2020, we sold assets related to SD-101 to Surefire Medical, Inc. d/b/a TriSalus Life Sciences (“TriSalus”). We paid $2.5 million to Holdings in August 2020. In each of September 2021, May 2022 and September 2023, we received $1.0 million from TriSalus because it met pre-commercialization milestones. We recorded the proceeds as gain on sale of assets in our consolidated statements of operations. We paid Holdings $0.5 million in each of September 2021, May 2022 and October 2023. We included the payments in selling, general and administrative expenses in our consolidated statements of operations. No liability has been recorded under this agreement as of December 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosure about Market Risk
Interest Rate Risk
We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The primary objective of our investment activities is to preserve principal and, secondarily, to maximize income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and investments in highly liquid investments in money market funds, U.S. government agency securities, U.S. treasuries and corporate debt securities. We do not invest in auction rate securities or securities collateralized by home mortgages, mortgage bank debt or home equity loans. We do not have derivative financial instruments in our investment portfolio. To assess our risk, we calculate that if interest rates were to rise or fall from current levels by 100 basis points or by 125 basis points, the pro forma change in fair value of investments would be $9.0 million or $12.0 million as of December 31, 2024, compared to $7.0 million or $9.0 million as of December 31, 2023, respectively.
Due to the short duration and nature of our cash equivalents and marketable securities, as well as our intention to hold the investments to maturity, we do not expect any material loss with respect to our investment portfolio.
Foreign Currency Risk
We have certain investments outside the U.S. for the operations of Dynavax GmbH, Dynavax India LLP, and a branch of Dynavax registered in Italy, with exposure to foreign exchange rate fluctuations. The cumulative translation adjustment reported in the consolidated balance sheet as of December 31, 2024 and 2023 was a $5.3 million and $3.0 million loss, respectively, primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. As of December 31, 2024 and 2023, the effect of our exposure to these exchange rate fluctuations has not been material, and we do not expect it to become material in the foreseeable future. We do not hedge our foreign currency exposures and have not used derivative financial instruments for speculation or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Dynavax Technologies Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dynavax Technologies Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Reserves for returns on product revenue

Description of the Matter
During the year ended December 31, 2024, the Company’s net product revenues for HEPLISAV-B were $268.4 million. As explained in Note 2 of the consolidated financial statements, revenue from product sales includes estimates of variable consideration for which reserves are established, including reserves for product returns.

Auditing the Company’s measurement of reserves for HEPLISAV-B product returns under its contracts with wholesalers and specialty distributors (collectively, “Customers”) was challenging because (1) the calculation involves management assumptions about the estimated returns on product sales that could be subject to return in future periods under the Company’s returns policy, and (2) the Company has limited returns history on which to base its assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that identified risks related to the Company’s process used to determine reserves for returns on product revenue. For example, we tested controls over management’s review of the completeness and accuracy of the data used in the process and the assumptions about the estimated returns on product sales.

To test the Company’s reserves for returns on product revenue, our audit procedures included, among other procedures, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the assumptions used by management to estimate its reserves. To test management’s assumptions, we inspected the Company’s rights of return policy, obtained written representations from members of the commercial and market access functions regarding changes to the terms and conditions reported to the legal and accounting departments, examined credit memos issued during and after year end for unusual items or trends not consistent with the Company’s analysis of product returns and performed revenue cutoff testing at period end to assess whether there were unusual trends that should have been considered in the Company analysis of product returns. We also performed sensitivity analyses over the Company’s return rate to assess the effect of changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
San Francisco, California
February 20, 2025

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$95,883	$150,279
Marketable securities available-for-sale	617,951	592,023
Accounts receivables, net of allowance for doubtful accounts of $12,313 at December 31, 2024 and December 31, 2023, respectively	45,281	40,607
Other receivables	1,625	3,926
Inventories	70,054	53,290
Prepaid expenses and other current assets	18,147	18,995
Total current assets	848,941	859,120
Property and equipment, net	39,001	37,297
Operating lease right-of-use assets	21,608	24,287
Goodwill	1,946	2,067
Other assets (Note 9)	74,760	74,325
Total assets	$986,256	$997,096
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,061	$5,245
Accrued research and development	4,310	2,982
Accrued liabilities (Note 7)	61,066	49,448
Other current liabilities	4,197	4,520
Total current liabilities	78,634	62,195
Convertible Notes, net of debt discount of $1,646 and $2,802 at December 31, 2024 and December 31, 2023, respectively (Note 10)	223,854	222,698
Long-term portion of lease liabilities	26,388	29,720
CEPI accrual long-term (Note 9)	60,337	60,337
Other long-term liabilities	244	74
Total liabilities	389,457	375,024
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at December 31, 2024, and 2023; zero shares outstanding at December 31, 2024 and 2023	-	-
Common stock: $0.001 par value; 278,000 shares authorized at December 31, 2024 and 2023; 125,450 shares and 129,530 shares issued and outstanding at December 31, 2024 and 2023, respectively	125	130
Additional paid-in capital	1,504,671	1,554,634
Accumulated other comprehensive loss	(4,722)	(2,108)
Accumulated deficit	(903,275)	(930,584)
Total stockholders’ equity	596,799	622,072
Total liabilities and stockholders’ equity	$986,256	$997,096
See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product revenue, net	$268,430	$213,295	$713,645
Other revenue	8,816	18,989	9,038
Total revenues	277,246	232,284	722,683
Operating expenses:
Cost of sales - product	49,445	50,167	262,153
Research and development	61,550	54,886	46,600
Selling, general and administrative	170,373	152,946	131,408
Gain on sale of assets (Note 8)	-	(1,000)	(1,000)
Bad debt expense (Note 9)	-	12,313	-
Total operating expenses	281,368	269,312	439,161
(Loss) income from operations	(4,122)	(37,028)	283,522
Other (expense) income:
Interest income	36,464	31,993	7,912
Interest expense	(6,794)	(6,757)	(6,732)
Sublease income	5,014	7,577	7,685
Change in fair value of warrant liability (Note 14)	-	-	1,801
Other	293	(152)	111
Net income (loss) before income taxes	30,855	(4,367)	294,299
Provision for income taxes	(3,546)	(2,022)	(1,143)
Net income (loss)	$27,309	$(6,389)	$293,156
Undistributed earnings allocated to participating securities	-	-	(283)
Net income (loss) allocable to common stockholders	$27,309	$(6,389)	$292,873
Net income (loss) per share allocable to common stockholders
Basic	$0.21	$(0.05)	$2.32
Diluted	$0.20	$(0.05)	$1.97
Weighted-average shares used in computing net income (loss) per share allocable to common stockholders:
Basic	130,047	128,733	126,398
Diluted	133,344	128,733	150,797
See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$27,309	$(6,389)	$293,156
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on marketable securities available-for-sale	(244)	2,251	(1,407)
Cumulative foreign currency translation adjustments	(2,370)	1,079	(1,765)
Total other comprehensive (loss) income	(2,614)	3,330	(3,172)
Total comprehensive income (loss)	$24,695	$(3,059)	$289,984
See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Preferred Stock
	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2021	122,945	$123	-	$-	$1,441,868	$(2,266)	$(1,217,351)	$222,374
Issuance of common stock upon exercise of stock options	1,194	2	-	-	9,638	-	-	9,640
Issuance of common stock upon release of restricted stock awards	1,432	1	-	-	(1)	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	154	-	-	-	1,430	-	-	1,430
Issuance of common stock upon exercise of warrants	1,879	2	-	-	24,668	-	-	24,670
Stock compensation expense	-	-	-	-	32,915	-	-	32,915
Total other comprehensive loss	-	-	-	-	-	(3,172)	-	(3,172)
Net income	-	-	-	-	-	-	293,156	293,156
Balances at December 31, 2022	127,604	$128	-	$-	$1,510,518	$(5,438)	$(924,195)	$581,013
Issuance of common stock upon exercise of stock options	850	1	-	-	6,360	-	-	6,361
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	915	1	-	-	(6,371)	-	-	(6,370)
Issuance of common stock under Employee Stock Purchase Plan	161	-	-	-	1,535	-	-	1,535
Stock compensation expense	-	-	-	-	42,592	-	-	42,592
Total other comprehensive income	-	-	-	-	-	3,330	-	3,330
Net loss	-	-	-	-	-	-	(6,389)	(6,389)
Balances at December 31, 2023	129,530	$130	-	$-	$1,554,634	$(2,108)	$(930,584)	$622,072
Issuance of common stock upon exercise of stock options	684	-	-	-	5,529	-	-	5,529
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	1,200	1	-	-	(9,306)	-	-	(9,305)
Issuance of common stock under Employee Stock Purchase Plan	185	-	-	-	1,760	-	-	1,760
Repurchase of common stock	(6,149)	(6)	-	-	(100,565)	-	-	(100,571)
Stock compensation expense	-	-	-	-	52,619	-	-	52,619
Total other comprehensive loss	-	-	-	-	-	(2,614)	-	(2,614)
Net income	-	-	-	-	-	-	27,309	27,309
Balances at December 31, 2024	125,450	$125	-	$-	$1,504,671	$(4,722)	$(903,275)	$596,799
See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$27,309	$(6,389)	$293,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,627	4,342	3,812
Amortization of right-of-use assets	3,425	2,934	2,856
Inventory write-off	3,144	-	34,288
Sublease termination loss (Note 8)	4,814	-	-
Amortization of premiums (accretion of discounts) on marketable securities	(14,545)	(16,555)	(4,181)
Change in fair value of warrant liability	-	-	(1,801)
Stock-based compensation expense	52,619	42,592	32,915
Non-cash interest expense	1,156	1,120	1,088
Gain on sale of assets	-	(1,000)	(1,000)
Bad debt expense (Note 9)	-	12,313	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,373)	43,268	(15,699)
Inventories	(19,909)	3,909	(32,399)
Prepaid manufacturing	-	-	159,655
Prepaid expenses and other current assets	(3,110)	(4,673)	(11,865)
Other assets	(1,190)	570	87
Accounts payable	3,899	1,952	691
CEPI accrual (Note 9)	-	-	(21,110)
Lease liabilities	(4,387)	(3,629)	(3,125)
Deferred revenue	-	-	(349,864)
Accrued and other liabilities	11,033	19,809	(24,788)
Net cash provided by operating activities	66,512	100,563	62,716
Investing activities
Purchases of marketable securities	(524,063)	(636,921)	(632,306)
Proceeds from maturities and redemptions of marketable securities	512,380	486,097	322,450
Purchases of property and equipment, net	(6,352)	(4,104)	(7,139)
Proceeds from sale of assets, net of transaction costs	-	1,000	1,000
Net cash used in investing activities	(18,035)	(153,928)	(315,995)
Financing activities
Payments for repurchase of common stock	(100,000)	-	-
Proceeds from warrants exercises	-	-	8,455
Proceeds from exercise of stock options and/or release of restricted stock awards, net	5,529	6,360	9,639
Proceeds from Employee Stock Purchase Plan	1,760	1,535	1,431
Payments for taxes related to net share settlement of RSUs	(9,306)	(6,509)	-
Net cash (used in) provided by financing activities	(102,017)	1,386	19,525
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(862)	324	(443)
Net decrease in cash and cash equivalents, and restricted cash	(54,402)	(51,655)	(234,197)
Cash and cash equivalents, and restricted cash at beginning of year	150,556	202,211	436,408
Cash and cash equivalents, and restricted cash at end of year	$96,154	$150,556	$202,211
Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$4,585	$2,014	$2,208
Cash paid during the year for interest	$5,638	$5,638	$5,638
Reclassification of contract asset from other current assets to other assets	$-	$71,307	$-
Reclassification of CEPI accrual to CEPI accrual long-term	$-	$(60,337)	$-
Advance Payments forgiven per CEPI-Bio E Assignment Agreement (Note 9)	$-	$(47,401)	$-
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$1,723	$299	$1,015
Right-of-use assets obtained in exchange for operating lease liabilities	$925	$1,332	$2,848
See accompanying notes.

DYNAVAX TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.                      Organization
Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) is a commercial stage biopharmaceutical company developing and commercializing innovative vaccines to help protect the world against infectious diseases. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved in the United States, the European Union and the United Kingdom for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany.
We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018® adjuvant, the adjuvant used in HEPLISAV-B, to develop improved vaccines in indications with unmet medical needs. These programs include vaccine candidates under development for shingles and a plague vaccine candidate program in collaboration with, and fully funded by the U.S. Department of Defense ("DoD"), and additional vaccine programs in preclinical development.
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
Foreign Currency Translation
We consider the local currency to be the functional currency for our international subsidiaries, Dynavax GmbH, located in Düsseldorf, Germany, Dynavax India LLP, and a branch of Dynavax registered in Italy. Accordingly, assets and liabilities denominated in this foreign currency are translated into U.S. dollars using the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Currency translation adjustments arising from period to period are charged or credited to accumulated other comprehensive (loss) income in stockholders’ equity.
As of December 31, 2024 and 2023, the cumulative translation adjustments balances reflected losses of $5.3 million and $3.0 million, respectively, primarily related to the translation of Dynavax GmbH assets, liabilities and operating results from Euros to U.S. dollars. For the years ended December 31, 2024, 2023 and 2022, we reported an unrealized foreign currency translation (loss) gain of $(2.4) million, $1.1 million and $(1.8) million, respectively. Realized gains and losses resulting from currency transactions are included in other (expense) income in the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, we reported a gain (loss) of $0.3 million, $(0.1) million and $0.1 million, respectively, resulting from currency transactions in our consolidated statements of operations.

Segment Information
Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our Chief Executive Officer is the CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, management has determined that we operate in one operating segment that is focused on the discovery, development, and commercialization of innovative vaccines. Net assets outside of the U.S. were less than 10% of total net assets as of December 31, 2024 and 2023. See Note 11.
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
We have classified our entire investment portfolio as available-for-sale and available for use in current operations and accordingly have classified all investments as short-term. Available-for-sale securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities, with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Commencing with our adoption of Accounting Standards Codification (“ASC”) 326, Financial Instruments — Credit Losses (“ASC 326") on January 1, 2023, we determine whether a decline in the fair value of our available-for-sale ("AFS") debt securities below their amortized cost basis (i.e., an impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive (loss) income, net of applicable taxes. Credit-related impairments (if any) are recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Both the allowance and the adjustment to net income can be reversed if conditions change. To date, there have been no declines in fair value that have been identified as a credit-related impairment.
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
Our accounts receivable balance consists, primarily, of amounts due from product sales. Accounts receivable are recorded net of reserves for chargebacks, distribution fees, trade discounts and doubtful accounts. We estimate our allowance for doubtful accounts based on an evaluation of the aging of our receivables. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. During the year ended December 31, 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Biological E. Limited's (“Bio E”) credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (See Note 9), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India. As of December 31, 2024 and 2023, three customers collectively represented approximately 97% and 81% of our HEPLISAV-B trade receivable balance, respectively.
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
Our long-lived assets located in the United States as of December 31, 2024 and 2023, represented 26% and 31% of our total assets, respectively, and the remaining long-lived assets were located in Germany.
Inventories
HEPLISAV-B Inventories
Inventory is stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We primarily use actual costs to determine our cost basis for inventories. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products, product expiration dates and current sales levels. Our assumptions of future demand for our products are inherently uncertain and if we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of inventory reserves that we report in a particular period. For the years ended December 31, 2024 and 2023, there were no material inventory reserves or write-offs recognized.
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
We evaluate the carrying value of long-lived assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate, based on undiscounted future operating cash flows, that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. When an indicator of impairment exists, undiscounted future operating cash flows of long-lived assets are compared to their respective carrying value. Where the carrying value is greater than the undiscounted future operating cash flows of long-lived assets, the long-lived assets are written down to their respective fair values, and an impairment loss is recorded. Fair value is determined primarily using the discounted cash flows expected to be generated from the use of assets. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected cash flows. There have been no material adjustments to these estimates during the years presented.
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
We have elected not to apply the recognition requirements of ASC 842, Leases ("ASC 842"), for short-term leases. We have also elected the practical expedient to not separate lease components from non-lease components.
As lessors, we determine if an arrangement includes a lease at inception. We elected the practical expedient to not separate lease components from non-lease components. Sublease income is recognized on a straight-line basis over the expected lease term and is included in other income (expense) in our consolidated statements of operations.
Goodwill
Goodwill represents the excess purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed. Our goodwill balance relates to our acquisition of Dynavax GmbH in 2006. Goodwill is not amortized, but instead is reviewed for impairment at least annually, or more frequently if events occur or circumstances change that would indicate the carrying amount may be impaired. Goodwill is assigned to, and impairment testing is performed at, the reporting unit level. We determined that we have only one operating segment and there are no components of that operating segment that are deemed to be separate reporting units, such that we have one reporting unit for purposes of our goodwill impairment testing. No impairment has been identified for the years presented.
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
Revenue Recognition
We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration, which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606"), we apply the following five step model:
•identify the contract(s) with a customer;
•identify the performance obligation(s) in the contract;
•determine the transaction price;
•allocate the transaction price to the performance obligation(s) in the contract; and
•recognize revenue when (or as) we satisfy a performance obligation.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 in the fiscal year beginning January 1, 2024. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adopting ASU 2024-03.
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-202 and seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities for annual reporting periods beginning after 15 December 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. We are currently evaluating the impact of adopting ASU 2024-04.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the years ended December 31, 2024 and 2023.
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

Recurring Fair Value Measurements
The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets
Money market funds	$83,726	$-	$-	$83,726
U.S. treasuries	-	199,879	-	199,879
U.S. government agency securities	-	158,871	-	158,871
Corporate debt securities	-	259,201	-	259,201
Total assets	$83,726	$617,951	$-	$701,677

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Money market funds	$131,635	$-	$-	$131,635
U.S. treasuries	-	74,237	-	74,237
U.S. government agency securities	-	216,688	-	216,688
Corporate debt securities	-	308,552	-	308,552
Total assets	$131,635	$599,477	$-	$731,112
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
4.                      Cash and Cash Equivalents, Restricted Cash and Marketable Securities
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$95,883	$150,279	$202,004
Restricted cash (1)	271	277	207
Total cash and cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$96,154	$150,556	$202,211
(1)Restricted cash is included in "Other assets" in the Consolidated Balance Sheets.
Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (See Note 8).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2024
Cash and cash equivalents:
Cash	$12,157	$-	$-	$12,157
Money market funds	83,726	-	-	83,726
Total cash and cash equivalents	95,883	-	-	95,883
Marketable securities available-for-sale:
U.S. treasuries	199,741	460	(322)	199,879
U.S. government agency securities	158,605	486	(220)	158,871
Corporate debt securities	259,004	418	(221)	259,201
Total marketable securities available-for-sale	617,350	1,364	(763)	617,951
Total cash and cash equivalents, and marketable securities	$713,233	$1,364	$(763)	$713,834
December 31, 2023
Cash and cash equivalents:
Cash	$11,190	$-	$-	$11,190
Money market funds	131,635	-	-	131,635
Corporate debt securities	7,453	1	-	7,454
Total cash and cash equivalents	150,278	1	-	150,279
Marketable securities available-for-sale:
U.S. treasuries	74,109	172	(44)	74,237
U.S. government agency securities	216,265	692	(269)	216,688
Corporate debt securities	300,803	315	(20)	301,098
Total marketable securities available-for-sale	591,177	1,179	(333)	592,023
Total cash and cash equivalents, and marketable securities	$741,455	$1,180	$(333)	$742,302
The maturities of our marketable securities available-for-sale are as follows (in thousands):

	December 31, 2024
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$401,939	$402,738
Mature after one year through two years	215,411	215,213
	$617,350	$617,951
We have classified our entire investment portfolio as available-for-sale ("AFS") and available for use in current operations and accordingly have classified all investments as short-term. Our AFS securities are carried at fair value based on inputs that are observable, either directly or indirectly, such as quoted market prices for similar securities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities. Unrealized losses are included in accumulated other comprehensive loss in stockholders’ equity. We determine whether a decline in the fair value of our AFS debt securities below their amortized cost basis (i.e., an impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive (loss) income, net of applicable taxes. Credit-related impairments (if any) are recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Both the allowance and the adjustment to net income can be reversed if conditions change.
There were no realized gains or losses from the sale of marketable securities for the years ended December 31, 2024 and 2023. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. For the year ended December 31, 2024, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of December 31, 2024. As such, there have been no declines in fair value that have been identified as a credit-related impairment.
5.                      Inventories
The following table presents inventories (in thousands):

	December 31,
	2024	2023
Raw materials	$42,639	$27,256
Work-in-process	14,569	18,954
Finished goods	12,846	7,080
Total	$70,054	$53,290
6.                      Property and Equipment, net
Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (In years)	2024	2023
Manufacturing equipment	5-13	$15,537	$15,752
Lab equipment	5-13	2,610	2,827
Computer equipment	3	5,913	5,060
Furniture and fixtures	3-13	2,450	2,467
Leasehold improvements	2-12	36,535	37,201
Assets in progress		10,122	5,822
		73,167	69,129
Less accumulated depreciation and amortization		(34,166)	(31,832)
Total		$39,001	$37,297
Depreciation and amortization expense on property and equipment was $4.6 million, $4.3 million and $3.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
7.                      Current Accrued Liabilities
Current accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Payroll and related expenses	$18,025	$17,069
Revenue reserve accruals	31,479	21,004
Accrued inventory	3,147	4,456
Other accrued liabilities	8,415	6,919
Total	$61,066	$49,448

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
As a result of the termination of the existing sublease agreement, we recognized a net loss of approximately $3.5 million during the year ended December 31, 2024, comprising primarily of a $4.8 million write-off of the accrued rent asset balance as of March 7, 2024, partially offset by the collection of a termination payment of $1.3 million.
We also sublease one of our leased premises to a third party. Rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the life of the sublease. The sublease term expires on March 31, 2031, unless earlier terminated, concurrent with the term of our lease. The subtenant has no option to extend the sublease term. Sublease income was $5.0 million, $7.6 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Both the net loss on sublease termination and the sublease income are included net in “Sublease income” within “Other income (expense)” in our consolidated statements of operations. Rent received from the subtenant in excess of rent paid to the landlord shall be shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.
Our lease expense comprises of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$5,702	$5,563	$6,222
Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2024, 2023, and 2022 was $7.6 million, $7.2 million, and $6.8 million, respectively and were included in change in lease liabilities in our consolidated statement of cash flows.
The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	December 31,
	2024	2023
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,175	$4,496
Long-term portion of lease liabilities	26,388	29,720
Total operating lease liabilities	$30,563	$34,216

As of December 31, 2024, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2025	$6,127	$6,941
2026	6,342	6,514
2027	6,564	6,458
2028	6,794	6,443
2029	7,031	6,346
Thereafter	9,160	8,605
Total	$42,018	41,307
Less:
Present value adjustment		(10,744)
Total		$30,563
The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term	5.9 years	6.7 years
Weighted average discount rate	10.1%	10.1%
Commitments
As of December 31, 2024, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $80.5 million. The following summarizes our material purchase commitments at December 31, 2024 and the effect those obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Years ending December 31,	(in thousands)
2025	$25,148
2026	16,265
2027	16,265
2028	11,212
2029	11,660
Thereafter	-
Total	$80,550
The amounts presented in the table above include obligations under a contract that was executed subsequent to December 31, 2024. These obligations have been included to provide a comprehensive view of our future commitments as of the filing date of this report.
We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. In November 2013, we entered into a Commercial Manufacturing and Supply Agreement with Baxter Pharmaceutical Solutions LLC (“Baxter”) that was amended in September 2021 and January 2025 (as amended, the “Baxter Agreement”). Baxter provides formulation, fill and finish services and produces HEPLISAV-B for commercial use. Pursuant to the Baxter Agreement, we are obligated to purchase an annual minimum number of batches of HEPLISAV-B through December 31, 2029, and there are certain limits on the number of batches that Baxter is required to produce. As of December 31, 2024, our aggregate minimum commitment under the Baxter Agreement was $17.0 million within the next 12 months, and $55.4 million beyond the next 12 months.
On September 7, 2023 (the “Effective Date”), we entered into an agreement (the “Avecia Supply Agreement”) with Nitto Denko Avecia Inc. (“Avecia”) for the manufacture and supply of our CpG 1018 adjuvant using a specific production process. Under the Avecia Supply Agreement, Avecia has agreed to produce and supply to us quantities of CpG 1018 adjuvant ordered by us after the Effective Date. Subject to certain conditions in the Avecia Supply Agreement, we are obligated to purchase all of our annual volume requirements of CpG 1018 adjuvant from Avecia up to a specified production capacity. We may alternatively order CpG 1018 adjuvant produced using a different production process pursuant to the existing supply agreement between us and Avecia dated October 1, 2012 (the “2012 Agreement”). As of December 31, 2024, our aggregate minimum commitment for the supply of CpG 1018 adjuvant under the Avecia Supply Agreement was $8.2 million within the next 12 months.
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
As of December 31, 2024, the aggregate principal amount of our convertible senior notes ("Convertible Notes") was $225.5 million, excluding debt discount of $1.6 million (See Note 10).
During 2004, we established a letter of credit with Deutsche Bank as security for our Düsseldorf lease in the amount of €0.2 million (Euros). The letter of credit remained outstanding through December 31, 2024 and was collateralized by a certificate of deposit for €0.2 million, which has been included in restricted cash in the consolidated balance sheets as of December 31, 2024 and 2023.
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
Through December 31, 2024, we received Advance Payments totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million have been repaid and $47.4 million have been forgiven (as discussed above). As of December 31, 2024, remaining Advance Payments totaling $60.3 million in CEPI accrual long-term were reflected in our consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below). There were no deferred revenue balances related to the CEPI Agreement as of December 31, 2024 and December 31, 2023.
Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited
In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”), for the commercial supply of CpG 1018 adjuvant, for use with Clover’s COVID-19 vaccine candidate, SCB-2019 (together with subsequent amendments, the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). The Clover Supply Agreement also provides terms for Clover to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 31, 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.
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
The contract asset of $71.3 million relating to Clover was included in other current assets as of December 31, 2024 and December 31, 2023. The contract asset was included in other assets (long term) to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product.
Corresponding Advance Payments of $60.3 million relating to Clover are recorded in CEPI accrual long-term in our consolidated balance sheets as of December 31, 2024. These Advance Payments may be repaid using cash collected from Clover or forgiven in accordance with the CEPI Agreement. We had no accounts receivable balance from Clover as of December 31, 2024 and December 31, 2023.
Biological E. Limited
In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”), for the commercial supply of CpG 1018 adjuvant, for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2021 and the first quarter of 2022. The Bio E Supply Agreement also provides terms for Bio E to order additional quantities of CpG 1018 adjuvant beyond the quantities reserved by CEPI. In June 2022 and in October 2022, we entered into amendments to the Bio E Supply Agreement (the “Bio E Amendment No. 1” and the “Bio E Amendment No. 2,” together the “Bio E Amendments”). The Bio E Amendments primarily established: (i) a new payment schedule for certain outstanding invoices related to the CEPI product to be the earlier of December 31, 2022, or receipt of certain amounts from Bio E from the Government of India in connection with their advance purchase agreement for CORBEVAX, and (ii) further modified the scope of the Bio E Supply Agreement, by reducing certain quantities of CpG 1018 adjuvant to be delivered. The terms and conditions of the Bio E Supply Agreement were operative through December 31, 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.
As of December 31, 2024, we had no accounts receivable balance from Bio E. In 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to Bio E Amendment No. 3 (defined below), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered into the CEPI-Bio E Assignment Agreement. Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to a liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of December 31, 2024, the CEPI-Bio E Assignment Agreement resulted in: (i) no accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.
U.S. Department of Defense
In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we are conducting a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. In July 2023, we executed a contract modification with the DoD to support advancement into a nonhuman primate challenge study, with the agreement now totaling $33.7 million through 2025. In December 2024, we executed a contract totaling $30.0 million to support additional Phase 2 clinical and manufacturing activities to be performed through the first half of 2027.
For the years ended December 31, 2024 and 2023, we recognized revenue of $8.6 million and $17.6 million, respectively, from the DoD agreement, which is included in other revenue in our consolidated statements of operations.
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
The Convertible Notes are general, unsecured obligations and accrue interest at a rate of 2.5% per annum payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Convertible Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date.
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
Since we have the election of repaying the Convertible Notes in cash, shares of our common stock, or a combination of both, we continued to classify the Convertible Notes as long-term debt on the consolidated balance sheets as of December 31, 2024.
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
We accounted for the Convertible Notes as a single liability in accordance with ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). As of December 31, 2024, the Convertible Notes were recorded at the aggregate principal amount of $225.5 million less unamortized issuance costs of $1.6 million as a long-term liability on the consolidated balance sheets. As of December 31, 2024, the fair value of the Convertible Notes was $295.5 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the Convertible Notes at an effective interest rate of 3.1%.
The following table presents the components of interest expense related to Convertible Notes (in thousands):

	Year Ended December 31,
	2024	2023
Stated coupon interest	$5,636	$5,636
Amortization of debt issuance cost	1,158	1,121
Total interest expense	$6,794	$6,757
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
11.                    Segment Reporting
We operate in one operating segment that is focused on the discovery, development, and commercialization of innovative vaccines. The following table presents segment revenue, measures of our segment’s profit or loss, and significant segment expenses:

	Year Ended December 31,
	2024	2023	2022
Total revenues	$277,246	$232,284	$722,683
Less (add) (1):
Cost of sales - product	49,445	50,167	262,153
Research and development	61,550	54,886	46,600
Selling and marketing	98,170	86,727	79,125
General and administrative	72,203	66,219	52,283
Other segment items (2)	(31,431)	(19,326)	(10,634)
Segment net income (loss) (3)	$27,309	$(6,389)	$293,156
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other segment items includes the net of: interest income, interest expense, sublease income, other expenses, provision for income taxes, gain on sale of assets and bad debt expense, as presented on the face of our consolidated statements of operations.
(3) Net income (loss) is our reported measure of segment profit or loss.
12.                    Revenue Recognition
Disaggregation of Revenues
The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$264,973	$3,457	$268,430	$213,295	$-	$213,295	$124,996	$941	$125,937
CpG 1018 adjuvant	-	-	-	-	-	-	-	587,708	587,708
Total product revenue, net	$264,973	$3,457	$268,430	$213,295	$-	$213,295	$124,996	$588,649	$713,645
Other revenue	8,642	174	8,816	17,650	1,339	18,989	8,774	264	9,038
Total revenues	$273,615	$3,631	$277,246	$230,945	$1,339	$232,284	$133,770	$588,913	$722,683
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

The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Year Ended December 31,
	2024	2023	2022
Largest customer	30%	28%	21%
Second largest customer	21%	27%	17%
Third largest customer	19%	17%	16%
Contract Balances
The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments related to prior periods	Balance at End of Period
Year ended December 31, 2024:
Accounts receivable reserves (1)	$7,011	$74,147	$(71,831)	$(10)	$9,317
Revenue reserve accruals (2)	$21,004	$55,052	$(43,310)	$(1,267)	$31,479
Year ended December 31, 2023:
Accounts receivable reserves (1)	$8,179	$55,604	$(54,143)	$(2,629)	$7,011
Revenue reserve accruals (2)	$10,552	$46,062	$(38,207)	$2,597	$21,004
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

	Balance at Beginning of Period	Additions	Subtractions	Reclassification (2)	Balance at End of Period
Year ended December 31, 2024:
Contract asset, included in other current assets (1)	$1,389	$8,642	$(9,680)	$-	$351
Contract asset, included in other assets (long term)	$71,307	$-	$-	$-	$71,307
Year ended December 31, 2023:
Contract asset, included in other current assets	$71,965	$17,650	$(16,919)	$(71,307)	$1,389
Contract asset, included in other assets (long term)	$-	$-	$-	$71,307	$71,307
(1)The $0.4 million of contract asset is derived from our agreement with the DoD.
(2)The Clover contract asset was reclassified to long term assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. See Note 9 for further discussion.
13.                    Net Income (Loss) Per Share
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
The numerators and denominators of the basic net income (loss) and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income (loss)	$27,309	$(6,389)	$293,156
Less: undistributed earnings allocated to participating securities			(283)
Net income (loss) allocable to common stockholders, basic	27,309	(6,389)	292,873
Add: undistributed earnings allocated to Series B and warrants	-	-	283
Less: undistributed earnings allocated to Series B and warrants	-	-	-
Add: interest expense on convertible notes	-	-	5,044
Less: removal of change in fair value of warrant liability	-	-	(1,801)
Net income (loss) allocable to common stockholders, diluted	$27,309	$(6,389)	$296,399
Denominator
Weighted average shares used to compute net income (loss) allocable to common stockholders per share, basic	130,047	128,733	126,398
Effect of dilutive shares:
Stock-based compensation plans	3,297	-	2,774
Convertible Notes (as converted to common stock)	-	-	21,543
Effect of dilutive warrants	-	-	82
Weighted average shares used to compute net income (loss) allocable to common stockholders per share, diluted	133,344	128,733	150,797

Net income (loss) per share attributable to common stockholders
Basic	$0.21	$(0.05)	$2.32
Diluted	$0.20	$(0.05)	$1.97
The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	December 31,
	2024	2023	2022
Outstanding securities not included in diluted net income (loss) allocable to common stockholders per share calculation (in thousands):
Stock options and stock awards	8,082	15,158	7,165
Convertible Notes (as converted to common stock)	21,543	21,543	-
14.                    Stockholder's Equity
Common Stock Outstanding
As of December 31, 2024, there were 125,449,558 shares of our common stock outstanding.
We entered into an at-the-market Sales Agreement with Cowen and Company, LLC (“Cowen”) on August 6, 2020 and an amendment to such agreement on August 3, 2023 (the sales agreement as amended, the “ATM

Agreement”). Under the ATM Agreement, we may offer and sell from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $120.0 million through Cowen as our sales agent. We agreed to pay Cowen a commission of up to 3% of the gross sales proceeds of any common stock sold through Cowen under the ATM Agreement. As of December 31, 2024, we had approximately $120.0 million remaining under the ATM Agreement.
Share Repurchase Program
In November 2024, our Board of Directors authorized a share repurchase program (the “Program”) allowing us to repurchase up to $200.0 million of our common stock. On November 8, 2024, we entered into an accelerated share repurchase agreement (the "ASR Agreement") with Goldman Sachs & Co. LLC ("Goldman") to repurchase an aggregate amount of $100.0 million of our common stock. Under the ASR agreement, we made an aggregate upfront payment of $100.0 million to Goldman and received an aggregate initial delivery of 6,149,116 shares of our common stock on November 12, 2024, representing approximately 80% of the total shares that would be repurchased under the ASR Agreement measured based on the closing price of our common stock on November 8, 2024.
The final number of shares that we ultimately repurchased pursuant to the ASR Agreement will be based on the average of the daily volume-weighted average ("VWAP") price per share of our common stock during the repurchase period, subject to adjustments pursuant to the terms and conditions of the ASR Agreement. The accelerated share repurchase terminated in February 2025. As of December 31, 2024, $100.0 million remained available for future repurchases under the Program.
Shares of our common stock repurchased under the ASR Agreement are immediately retired upon receipt and returned to authorized and unissued status. Repurchased common stock is reflected as a reduction of stockholders’ equity. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, any remaining excess of cost over par value is charged to accumulated deficit.
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
In May 2024, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 11,400,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP, will not exceed 41,440,250 shares of common stock. As of December 31, 2024, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans (the "Plans").
The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of 7 years unless earlier terminated by the Board of Directors. As of December 31, 2024, there were 14,122,413 shares of common stock reserved for issuance under the Amended 2018 EIP.
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

Stock Options
The following table summarizes the activity of stock options for the year ended December 31, 2024:

	Shares Underlying Outstanding Options (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	10,120	$10.78	4.18	$37,388
Options granted	1,974	12.40
Options exercised	(706)	8.18
Options cancelled:
Options forfeited (unvested)	(70)	11.62
Options expired (vested)	(176)	15.51
Balance at December 31, 2024	11,142	$11.15	3.79	$24,210
Vested and expected to vest at December 31, 2024	11,004	$11.14	3.76	$24,144
Exercisable at December 31, 2024	8,408	$10.84	3.11	$22,323
Stock-based compensation expense related to options was approximately $17.1 million, $18.7 million, and $17.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $2.9 million, $5.0 million, and $7.7 million, respectively. The total intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of our common stock as of the close of the exercise date.
The total fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 was $17.5 million, $19.5 million and $17.5 million, respectively.
Restricted Stock Units
The following table summarizes the activity of RSUs for the year ended December 31, 2024:

	Number of Shares (In thousands)	Weighted-Average Grant-Date Fair Value
Non-vested as of December 31, 2023	4,445	$11.57
Granted	3,296	12.43
Vested (1)	(1,940)	11.28
Forfeited	(438)	12.21
Non-vested as of December 31, 2024	5,363	$12.15
(1)Inclusive of approximately 740,339 RSUs for the year ended December 31, 2024, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.
Stock-based compensation expense related to RSUs was approximately $28.7 million, $20.4 million, and $13.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The aggregate fair value of the RSUs outstanding as of December 31, 2024, 2023, and 2022, based on our stock price on that date, was $68.5 million, $62.2 million, and $37.0 million, respectively.
The total fair value of RSUs vested during the years ended December 31, 2024, 2023, and 2022 was $24.3 million, $16.1 million, and $15.7 million, respectively.

Market-based Performance Stock Units
We granted PSUs to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the year ended December 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2023	557	$15.95
Granted	558	17.23
Non-vested as of December 31, 2024	1,115	$16.59
Stock-based compensation expense related to PSUs was approximately $5.7 million, $2.5 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The aggregate intrinsic value of the PSUs outstanding as of December 31, 2024, 2023 and 2022, based on our stock price on that date, was $14.2 million, $7.8 million, and $2.1 million, respectively.
Performance-based Options
As of December 31, 2024, approximately 36,000 shares underlying performance-based options were outstanding.
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

	Stock Options			Market-Based Performance Stock Units			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average fair value	$7.75	$7.32	$7.95	$17.23	$18.25	$11.62	$4.21	$5.35	$7.37
Risk-free interest rate	4.2%	4.0%	2.0%	4.3%	4.3%	1.7%	4.7%	4.9%	2.1%
Expected life (in years)	4.5	4.5	4.5	2.9	2.9	2.9	1.2	1.3	1.3
Expected volatility	0.8	0.8	0.8	0.6	0.9	0.9	0.4	0.7	1.0
Expected volatility is based on historical volatility of our stock price. The expected life of options granted is estimated based on historical option exercise and employee termination data. Our senior management, who hold a majority of the options outstanding, and other employees were grouped and considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. Forfeiture estimates are based on historical employee turnover. The dividend yield is zero for all years and is based on our history and expectation of dividend payouts.
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

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Year Ended December 31,
	2024	2023	2022
Employees and directors stock-based compensation expense	$52,619	$42,592	$32,915

	Year Ended December 31,
	2024	2023	2022
Research and development	$11,849	$9,285	$5,954
Selling, general and administrative	35,405	29,069	23,118
Cost of sales - product	1,963	1,839	1,123
Inventories	3,402	2,399	2,720
Total	$52,619	$42,592	$32,915
As of December 31, 2024, the total unrecognized compensation cost related to non-vested stock options and RSUs deemed probable of vesting, including all stock options with time-based vesting, net of estimated forfeitures, amounted to $50.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. As of December 31, 2024, the total unrecognized compensation cost related to PSUs amounted to $9.2 million.
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
The purchase price per share is the lesser of (i) 85% of the fair market value of the common stock on the commencement of the two-year offer period (generally, the sixteenth day in February or August) or (ii) 85% of the fair market value of the common stock on the exercise date, which is the last day of a purchase period (generally, the fifteenth day in February or August). For the year ended December 31, 2024, employees have acquired approximately 184,000 shares of our common stock under the Employee Stock Purchase Plan and approximately 538,000 shares of our common stock remained available for future purchases under the Employee Stock Purchase Plan.
As of December 31, 2024, the total unrecognized compensation cost related to shares of our common stock under the Employee Stock Purchase Plan amounted to $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
16.                    Employee Benefit Plan
We maintain a 401(k) Plan, which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings. We may, at our discretion, contribute for the benefit of eligible employees. Our contribution to the 401(k) Plan was approximately $1.8 million, $1.3 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
17.                    Income Taxes
Consolidated income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S.	$28,083	$(6,275)	$292,460
Non U.S.	2,772	1,908	1,839
Total	$30,855	$(4,367)	$294,299

The components of the consolidated income tax provision for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Current
Federal	$794	$(178)	$(165)
State	1,828	1,533	897
Non-US	924	667	411
Total current tax expense	3,546	2,022	1,143
Deferred
Federal	-	-	-
State	-	-	-
Non-US	-	-	-
Total deferred tax expense	-	-	-

Total income tax expense	$3,546	$2,022	$1,143
The difference between the consolidated income tax provision and the amount computed by applying the federal statutory income tax rate to the consolidated income before income taxes in the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax provision (benefit) at federal statutory rate	$6,480	$(917)	$61,775
State tax	1,513	574	(2,942)
Business credits	(623)	(2,050)	(3,246)
Uncertain tax positions	156	334	586
Deferred compensation charges	2,410	830	(473)
Change in valuation allowance	(7,862)	1,466	(324)
Section 162(m) limitation	1,986	1,963	1,779
Mark-to-market of warrants	-	-	(378)
Net operating loss and tax credit limitation	(329)	-	(56,908)
Other (1)	(144)	(518)	879
Foreign taxes	(41)	340	395
Total income tax expense	$3,546	$2,022	$1,143
(1)Certain prior year amounts have been reclassified to conform to the current year presentation. In 2022, Foreign taxes were included in Other.

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$77,843	$96,336
Research credit carryforwards	32,516	34,940
Section 174 capitalization	28,446	22,556
Lease liability	6,914	8,868
Stock compensation	11,479	10,572
Accruals and reserves	21,579	15,808
Other	563	348
Total deferred tax assets	179,340	189,428
Less valuation allowance	(172,525)	(180,387)
Net deferred tax assets	6,815	9,041
Deferred tax liabilities:
Fixed assets	(2,101)	(2,667)
Operating lease right-of-use assets	(4,714)	(6,345)
Other	—	(29)
Total deferred tax liabilities	(6,815)	(9,041)
Net deferred tax assets	$-	$-
The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of December 31, 2024, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.
The valuation allowance decreased by $7.9 million during the year ended December 31, 2024 and increased by $1.5 million during the year ended December 31, 2023. The increase in valuation allowance during the year ended December 31, 2024 was due to a decrease in our deferred tax assets, predominantly related to utilization of net operating losses and research and development credits offset by Section 174 capitalization and increased reserves. The increase in valuation allowance during the year ended December 31, 2023 was due to an increase in our deferred tax assets, predominantly related to Section 174 capitalization and increased reserves offset largely by utilization of net operating losses.
As of December 31, 2024, we had federal net operating loss carryforwards of approximately $0.4 million, which began to expire in the year 2025, federal net operating loss carryforwards of approximately $293.1 million, which do not expire and federal research and development tax credits of approximately $26.5 million, which expire in the years 2025 through 2044.
As of December 31, 2024, we had net operating loss carryforwards for California and other states for income tax purposes of approximately $262.9 million, which expire in the years 2025 through 2041, and California state research and development tax credits of approximately $21.8 million, which do not expire.
As of December 31, 2024, we had no remaining net operating loss carryforwards for foreign income tax purposes.

Uncertain Income Tax positions
The total amount of unrecognized tax benefits was $12.4 million and $12.1 million as of December 31, 2024 and 2023, respectively. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.
The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$(12,101)	$(11,339)
Tax positions related to the current year
Additions	(569)	(762)
Reductions	-	-
Tax positions related to the prior year
Additions	270	-
Reductions	-	-
Settlements	-	-
Lapses in statute	-	-
Balance at end of year	$(12,400)	$(12,101)
Our policy is to account for interest and penalties as income tax expense. As of December 31, 2024, there were no interest and no material penalties recognized in the provision for income taxes. As of December 31, 2023, there were no interest and no penalties recognized in the provision for income taxes. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.
The Tax Reform Act of 1986 limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event there is a change in ownership, as defined, the annual utilization of such carryforwards could be limited. For the year ended December 31, 2021, we completed a preliminary analysis under Section 382 of the Internal Revenue Code indicating we experienced ownership changes in 2008, 2010, 2012, and 2019 that limited the future use of our pre-change federal and state net operating loss carryforwards and federal research and development tax credits. We finalized the study during the year ended December 31, 2022 and concluded that we only experienced ownership changes in 2008, 2010, and 2012, resulting in a significant reduction in the federal and state net operating loss carryforwards and federal research and development tax credits that are expected to expire unused. We have revised the net operating loss carryforwards and research and development tax credits that are expected to expire unused as a result of the annual limitations in the deferred tax assets and corresponding uncertain tax positions as of December 31, 2022. There were no changes to our Section 382 analysis as of December 31, 2024.
We are subject to income tax examinations for U.S. federal and state income taxes from 2001 forward. We are subject to tax examination in Germany from 2020 forward, in India from 2021 forward and in Italy from 2021 forward.

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
(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our independent registered public accountants, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Dynavax Technologies Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Dynavax Technologies Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dynavax Technologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
February 20, 2025

(c)Changes in Internal Control Over Financial Reporting
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
David Novack, President and Chief Operating Officer	Adoption	December 6, 2024	X
684,000 shares of common stock underlying stock options; up to 47,977 shares of common stock underlying restricted stock units; and up to 26,500 shares of common stock underlying performance-based restricted stock units
February 20, 2026, unless earlier terminated (i) by Mr. Novack or (ii) on the first date on which all trades under Mr. Novack’s plan have been executed or are expired
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
Resolution of Class Action Law Suit
As previously disclosed, on October 28, 2024, our Board of Directors (the “Board”) adopted a limited-duration stockholder rights plan (the “Rights Agreement”).
On November 26, 2024, plaintiff Terry Ignasiak (the “Plaintiff”) filed a putative class action complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) against the Company and the Board under the caption Ignasiak v. Dynavax Technologies Corporation et al., C.A. No. 2023-1219-JTL (the “Action”). The Action alleged, among other things, that Section 28 of the Rights Agreement improperly eliminated all liability of the Board for any action conducted in connection with the Rights Agreement.
After the Complaint was filed, on December 26, 2024, we entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement. The Amendment removed and replaced Section 28 of the Rights Agreement making certain technical amendments to the rights and obligations of the Board to administer and make determinations with respect to the Rights Agreement and the rights issued thereunder. In particular, the Amendment confirms that nothing in the Rights Agreement, express or implied, including any provision requiring or permitting the Board to take (or refrain from taking) any action or making any determination shall be deemed to limit or eliminate the fiduciary duties of the Board under applicable law. The Rights Agreement otherwise remains unmodified and in full force and effect in accordance with its terms.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment, a copy of which we filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 27, 2024 as Exhibit 4.1 to a Current Report on Form 8-K.
The Company denies and continues to deny all allegations of wrongdoing in the Action. We and the Plaintiff agreed that the Amendment and our actions related to the Amendment rendered Plaintiff’s claims moot. We also subsequently agreed to pay $155,000 in attorneys’ fees and reimbursement of expenses (the “Mootness Fee,” inclusive of a

$500 service award to Plaintiff) in full satisfaction of any and all claims by Plaintiff and his counsel for fees and expenses in the Action. The Court has not and will not pass judgment on the amount of the Mootness Fee.
On February 17, 2025, the Court entered an order closing the Action, subject to us filing an affidavit with the Court confirming that these disclosures in this Annual Report on Form 10-K, which shall constitute notice to the putative class for purposes of Delaware Court of Chancery Rule 23, have been filed with the SEC.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item is incorporated by reference to the sections entitled “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement in connection with the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) which we expect will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.
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
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is our practice to comply with the applicable laws and regulations relating to insider trading.
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
(a)Documents filed as part of this report:
1.Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.Financial Statement Schedules
None, as all required disclosures have been made in the Consolidated Financial Statements and notes thereto or are not applicable.
(b)Exhibits

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith

3.1	Sixth Amended and Restated Certificate of Incorporation	3.1	S-1/A	February 5, 2004	333-109965

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207

3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207

3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207

3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207

3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207

3.9	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 29, 2024	3.1	8-K	October 29, 2024	001-34207

3.10	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207

4.1	Description of Capital Stock					X

4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9 and 3.10 above

4.3	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965

4.4	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207

4.5	Form of Global Note, representing Dynavax Technologies Corporation’s 2.5% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207

4.6	Rights Agreement, dated as of October 28, 2024, between Company and Computershare Trust Company, N.A., which includes the form of Amended and Restated Certificate of Designation as Exhibit A and the form of Right Certificate as Exhibit B	4.1	8-K	October 29, 2024	001-34207

4.7	Amendment No. 1, dated as of December 26, 2024, to Rights Agreement, dated as of October 28, 2024, by and between Company and Computershare Trust Company, N.A., as Rights Agent	4.1	8-K	December 27, 2024	001-34207

10.1+	Employment Agreement, dated July 12, 2013, by and between Robert Janssen, M.D. and Company	10.85	10-K	March 10, 2014	001-34207

10.2+	Chief Executive Officer Letter, dated December 13, 2019, between Company and Ryan Spencer	10.17	10-K	March 11, 2020	001-34207

10.3+	President and Chief Operating Officer Letter, dated December 13, 2019, between Company and David Novack	10.18	10-K	March 11, 2020	001-34207

10.4+	Offer Letter, dated December 14, 2020, by and between Company and Kelly MacDonald	10.33	10-K	February 25, 2021	001-34207

10.5+	Offer Letter, dated May 26, 2021, by and between Company and John Slebir					X

10.6+	Consulting Agreement, effective January 16, 2023, between Company and Peter Paradiso	10.1	10-Q	May 2, 2023	001-34207

10.7+	Amendment No. 1 to Consulting Agreement and Statement of Work No. 1, effective January 16, 2025, between Company and Peter Paradiso					X

10.8+	Form of Indemnification Agreement	10.1	10-Q	November 7, 2019	001-34207

10.9+	Form of Management Continuity and Severance Agreement between Company and certain of its executive officers	10.3	10-Q	August 3, 2023	001-34207

10.10+	Dynavax Technologies Corporation Annual Bonus Plan	10.2	10-Q	August 6, 2024	001-34207

10.11+	Non-Employee Director Compensation Policy					X

10.12	Sales Agreement, dated August 6, 2020, between Company and Cowen and Company, LLC	10.3	10-Q	August 6, 2020	001-34207

10.13	Amendment No. 1 to Sales Agreement with Cowen and Company, LLC	1.3	S-3 ASR	August 3, 2023	333-273674

10.14	Form of Confirmation for Capped Call Transactions	10.1	8-K	May 13, 2021	001-34207

10.15+	Dynavax Technologies Corporation Amended and Restated 2014 Employee Stock Purchase Plan	Appendix A	DEF 14A	April 16, 2021	001-34207

10.16+	Dynavax Technologies Corporation 2018 Equity Incentive Plan	10.1	10-Q	August 6, 2024	001-34207

10.17+	Form of Option Grant Notice and Option Agreement under the 2018 Equity Incentive Plan	10.3	8-K	June 1, 2018	001-34207

10.18+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10.2	8-K	June 1, 2018	001-34207

10.19+	Restricted Stock Unit Award Agreement for Directors under the 2018 Equity Incentive Plan	10.11	10-K	February 28, 2022	001-34207

10.20+	Amended and Restated Dynavax Technologies Corporation 2021 Inducement Award Plan	10.3	10-Q	August 4, 2021	001-34207

10.21•	Office/Laboratory Lease, dated September 17, 2018, between Company and Emery Station West, LLC	10.1	10-Q	November 6, 2018	001-34207

10.22•	Sublease, dated March 7, 2024, by and between Company and Metagenomi, Inc.	10.1	10-Q	May 8, 2024	001-34207

10.23•	English Translation of Commercial Lease Agreement, dated September 13, 2021, by and between Onyx Düsseldorf S.à r.l. and Dynavax GmbH	10.2	10-Q	November 4, 2021	001-34207

10.24•	English Translation of Addendum to Commercial Lease Agreement, dated January 4, 2024, by and between Onyx Düsseldorf S.à r.l. and Dynavax GmbH					X

10.25•	Lease Agreement, dated March 15, 2022, by and between Company and SPUS8 2100 Powell, L.P.	10.1	10-Q	May 5, 2022	001-34207

10.26•	First Amendment to Lease, dated December 2, 2024, by and between Company and SPUS8 2100 Powell, L.P.					X

10.27†	Commercial Manufacturing and Supply Agreement, dated November 22, 2013, between Company and Baxter Pharmaceutical Solutions LLC	10.33	10-K	March 8, 2018	001-34207

10.28^	First Amendment to Commercial Manufacturing and Supply Agreement, dated September 10, 2021, by and between Company and Baxter Pharmaceutical Solutions LLC	10.3	10-Q	November 4, 2021	001-34207

10.29^	Second Amendment to Commercial Manufacturing and Supply Agreement, dated as of January 16, 2025, by and between Company and Baxter Pharmaceutical Solutions LLC d/b/a Simtra Biopharma Solutions					X

10.30^	Supply Agreement, dated February 10, 2025, between Company and West Pharmaceutical Services, Inc.					X

10.31^	Agreement, dated January 29, 2021 between Company and Coalition for Epidemic Preparedness Innovations	10.31	10-K	February 25, 2021	001-34207

10.32^	First Amendment to Agreement, dated May 3, 2021, by and between Company and Coalition for Epidemic Preparedness Innovations	10.1	10-Q	August 4, 2021	001-34207

10.33^	Waiver and Second Amendment to Agreement, dated effective as of April 27, 2023, by and between Company and Coalition for Epidemic Preparedness Innovations	10.2	10-Q	August 3, 2023	001-34207

10.34^	Supply Agreement, dated effective April 1, 2021, between Company and Becton, Dickinson and Company	10.35	10-K	February 23, 2023	001-34207

10.35^	Amendment #1 to Supply Agreement, dated September 28, 2022, between Company and Becton, Dickinson and Company	10.36	10-K	February 23, 2023	001-34207

10.36^	Supply Agreement, dated June 29, 2021, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.6	10-Q	August 4, 2021	001-34207

10.37^	Letter Agreement, dated August 30, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., Clover Biopharmaceuticals (Hong Kong) Co., Limited and Sichuan Clover Biopharmaceuticals, Inc.	10.2	10-Q	November 3, 2022	001-34207

10.38^	Letter Agreement No. 2, dated October 31, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.4	10-Q	November 3, 2022	001-34207

10.39^	Amendment No. 3 to Supply Agreement, effective August 15, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.37	10-K	February 23, 2023	001-34207

10.40^	Amendment No. 4 to Supply Agreement, effective September 23, 2022, by and among Company, Zhejiang Clover Biopharmaceuticals, Inc., and Clover Biopharmaceuticals (Hong Kong) Co., Limited	10.38	10-K	February 23, 2023	001-34207

10.41^	Supply Agreement, dated July 1, 2021, by and between Company and Biological E. Limited	10.7	10-Q	August 4, 2021	001-34207

10.42^	Amendment No. 1 to Supply Agreement, dated effective as of June 23, 2022, by and between Company and Biological E. Limited	10.1	10-Q	November 3, 2022	001-34207

10.43^	Amendment No. 2 to Supply Agreement, dated effective as of September 30, 2022, by and between Company and Biological E. Limited	10.3	10-Q	November 3, 2022	001-34207

10.44^	Amendment No. 3 to Supply Agreement, dated effective as of April 26, 2023, by and between Company and Biological E. Limited	10.1	10-Q	August 3, 2023	001-34207

10.45^	Supply Agreement, effective as of September 7, 2023, by and between Company and Nitto Denko Avecia Inc.	10.1	10-Q	November 2, 2023	001-34207

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1+	Dynavax Technologies Corporation Incentive Compensation Recoupment Policy	97.1	10-K	February 22, 2024	001-34207

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
EX—104	The cover page for this Annual Report on Form 10-K has been formatted in Inline XBRL
______________________________________________________________________________________________
†We have been granted confidential treatment with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.
+Indicates management contract, compensatory plan or arrangement.
^Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant customarily and actually treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of any exhibit to the Securities and Exchange Commission upon request; provided, however, that the Registrant may request confidential treatment of omitted items.
•Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-K), irrespective of any general incorporation language contained in such filing.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, State of California.

DYNAVAX TECHNOLOGIES CORPORATION
By:	/s/ RYAN SPENCER
Ryan Spencer Chief Executive Officer and Director (Principal Executive Officer)
Date: February 20, 2025

By:	/s/ KELLY MACDONALD
Kelly MacDonald Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: February 20, 2025

Signature	Title	Date

/s/ RYAN SPENCER	Chief Executive Officer and Director	February 20, 2025
Ryan Spencer	(Principal Executive Officer)

/s/ KELLY MACDONALD	Chief Financial Officer	February 20, 2025
Kelly MacDonald	(Principal Financial Officer and Principal Accounting Officer)

/s/ SCOTT MYERS	Chairman of the Board	February 20, 2025
Scott Myers

/s/ FRANCIS R. CANO	Director	February 20, 2025
Francis R. Cano, Ph.D.

/s/ JULIE EASTLAND	Director	February 20, 2025
Julie Eastland

/s/ EMILIO EMINI	Director	February 20, 2025
Emilio Emini, Ph.D.

/s/ DANIEL L. KISNER	Director	February 20, 2025
Daniel L. Kisner, M.D.

/s/ BRENT MACGREGOR	Director	February 20, 2025
Brent MacGregor

/s/ PETER R. PARADISO	Director	February 20, 2025
Peter R. Paradiso

/s/ PEGGY V. PHILLIPS	Director	February 20, 2025
Peggy V. Phillips

/s/ LAUREN SILVERNAIL	Director	February 20, 2025
Lauren Silvernail

/s/ ELAINE D. SUN	Director	February 20, 2025
Elaine D. Sun