Form 10-Q
period 2025-03-31
DYNAVAX TECHNOLOGIES CORP
filed 2025-05-06
CIK 1029142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2025, the registrant had outstanding 120,080,650 shares of common stock.

INDEX
DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate that stems from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, our ability to advance our other product candidates, such as our shingles and plague programs, and to otherwise develop and expand our clinical research pipeline, including our Lyme disease and pandemic influenza programs, expected timing of IND filing, initiation and completion of clinical trials and expected timing for data readouts, our ability to meet regulatory requirements, including post-marketing obligations and commitments, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs (including our ability to collect on accounts receivables), anticipated future revenue, as well as our plans, objectives, strategies, expectations and intentions for our business. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject.
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$51,720	$95,883
Marketable securities available-for-sale	609,616	617,951
Accounts receivables, net of allowance for doubtful accounts of $12,313 at March 31, 2025 and December 31, 2024, respectively	54,925	45,281
Other receivables	1,632	1,625
Inventories	74,403	70,054
Prepaid expenses and other current assets	23,674	18,147
Total current assets	815,970	848,941
Property and equipment, net	43,272	39,001
Operating lease right-of-use assets	20,869	21,608
Goodwill	2,027	1,946
Other assets, net of allowance for doubtful accounts of $10,970 at March 31, 2025	63,790	74,760
Total assets	$945,928	$986,256
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,330	$9,061
Accrued research and development	5,654	4,310
Accrued liabilities	54,292	61,066
Other current liabilities	4,103	4,197
Total current liabilities	68,379	78,634
Convertible Notes, net of debt discount of $4,701 and $1,646 at March 31, 2025 and December 31, 2024, respectively (Note 7)	260,507	223,854
Long-term portion of lease liabilities	25,521	26,388
CEPI accrual long-term (Note 6)	60,337	60,337
Other long-term liabilities	243	244
Total liabilities	414,987	389,457
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at March 31, 2025 and December 31, 2024; zero shares outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock: $0.001 par value, 278,000 shares authorized at March 31, 2025 and December 31, 2024; 123,697 shares and 125,450 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	124	125
Additional paid-in capital	1,532,835	1,504,671
Accumulated other comprehensive loss	(2,644)	(4,722)
Accumulated deficit	(999,374)	(903,275)
Total stockholders’ equity	530,941	596,799
Total liabilities and stockholders’ equity	$945,928	$986,256
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product revenue, net	$64,959	$47,845
Other revenue	3,205	2,945
Total revenues	68,164	50,790
Operating expenses:
Cost of sales - product	13,769	10,966
Research and development	19,377	13,528
Selling, general and administrative	47,678	44,065
Bad debt expense	10,970	—
Total operating expenses	91,794	68,559
Loss from operations	(23,630)	(17,769)
Other income (expense):
Interest income	7,739	9,468
Interest expense	(1,692)	(1,695)
Sublease income (expense) (Note 5)	2,226	(1,602)
Loss on debt extinguishment	(82,095)	—
Other (loss) income	(423)	101
Net loss before income taxes	(97,875)	(11,497)
Benefit from income taxes	1,776	2,776
Net loss	$(96,099)	$(8,721)
Net loss per share attributable to common stockholders
Basic	$(0.77)	$(0.07)
Diluted	$(0.77)	$(0.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic	124,871	130,200
Diluted	124,871	130,200
See accompanying notes.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(96,099)	$(8,721)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on marketable securities available-for-sale	364	(1,457)
Cumulative foreign currency translation adjustments	1,714	(808)
Total other comprehensive income (loss)	2,078	(2,265)
Total comprehensive loss	$(94,021)	$(10,986)
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock
Three Months Ended March 31, 2025	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	125,450	$125	-	$-	$1,504,671	$(4,722)	$(903,275)	$596,799
Issuance of common stock upon exercise of stock options	670	1	-	-	6,503	-	-	6,504
Issuance of common stock upon release of restricted and performance stock awards, net of statutory tax withholdings	1,369	2	-	-	(11,141)	-	-	(11,139)
Issuance of common stock under Employee Stock Purchase Plan	89	-	-	-	835	-	-	835
Repurchase of common stock	(3,881)	(4)	-	-	(29,042)	-	-	(29,046)
Unwind of capped call options (Note 7)	-	-	-	-	46,554	-	-	46,554
Stock compensation expense	-	-	-	-	14,455	-	-	14,455
Total other comprehensive income	-	-	-	-	-	2,078	-	2,078
Net loss	-	-	-	-	-	-	(96,099)	(96,099)
Balances at March 31, 2025	123,697	$124	-	$-	$1,532,835	$(2,644)	$(999,374)	$530,941

	Common Stock		Preferred Stock
Three Months Ended March 31, 2024	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2023	129,530	$130	-	$-	$1,554,634	$(2,108)	$(930,584)	$622,072
Issuance of common stock upon exercise of stock options	240	-	-	-	1,635	-	-	1,635
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	995	1	-	-	(8,160)	-	-	(8,159)
Issuance of common stock under Employee Stock Purchase Plan	94	-	-	-	904	-	-	904
Stock compensation expense	-	-	-	-	13,014	-	-	13,014
Total other comprehensive loss	-	-	-	-	-	(2,265)	-	(2,265)
Net loss	-	-	-	-	-	-	(8,721)	(8,721)
Balances at March 31, 2024	130,859	$131	-	$-	$1,562,027	$(4,373)	$(939,305)	$618,480

See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(96,099)	$(8,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,173	1,124
Amortization of right-of-use assets	863	824
Inventory write off	3,976	1,264
Sublease termination loss (Note 5)	-	4,765
Accretion of discounts on marketable securities	(2,137)	(4,528)
Stock-based compensation expense	14,455	13,014
Bad debt expense (Note 6)	10,970	-
Non-cash interest expense	1,691	1,695
Loss on debt extinguishment	82,095	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(9,651)	(1,621)
Inventories	(8,325)	(9,780)
Prepaid expenses and other current assets	(5,518)	(4,682)
Accounts payable	(4,668)	(2,640)
Lease liabilities	(1,101)	(1,025)
Accrued and other liabilities	(7,363)	(6,368)
Net cash used in operating activities	(19,639)	(16,679)
Investing activities
Purchases of marketable securities	(93,697)	(150,685)
Proceeds from maturities and redemption of marketable securities	104,535	154,265
Purchases of property and equipment, net	(3,928)	(749)
Net cash provided by investing activities	6,910	2,831
Financing activities
Proceeds from issuance of Convertible Notes (Note 7)	39,708	-
Payment for debt issuance costs (Note 7)	(3,938)	-
Payments for debt extinguishment (Note 7)	(80,938)	-
Proceeds from unwind of capped call options (Note 7)	46,554	-
Payments for repurchase of common stock (Note 11)	(29,465)	-
Proceeds from exercise of stock options	6,503	1,635
Proceeds from Employee Stock Purchase Plan	835	904
Payments for taxes related to net share settlement of restricted and performance stock units	(11,141)	(6,742)
Net cash used in financing activities	(31,882)	(4,203)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	458	(201)
Net decrease in cash and cash equivalents, and restricted cash	(44,153)	(18,252)
Cash and cash equivalents, and restricted cash at beginning of period	96,154	150,556
Cash and cash equivalents, and restricted cash at end of period	$52,001	$132,304
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$413	$949
Cash paid during the period for interest	$1,518	$-
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$2,046	$355
See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) is a commercial stage biopharmaceutical company developing and commercializing innovative vaccines to help protect the world against infectious diseases. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved in the United States ("U.S."), the European Union ("EU") and the United Kingdom ("UK") for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany.
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
Basis of Presentation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, these unaudited condensed consolidated financial statements include all normal recurring adjustments, which we consider necessary to present fairly our financial position and the results of our operations and cash flows. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Interim-period results are not necessarily indicative of results of operations or cash flows to be expected for a full-year period or any other interim-period.
The condensed consolidated balance sheet as of December 31, 2024, has been derived from audited financial statements at that date, but excludes some disclosures required by GAAP for complete financial statements.
The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adopting ASU 2024-03.
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-202 and seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. We are currently evaluating the impact of adopting ASU 2024-04.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2025.
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

Recurring Fair Value Measurements
The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets
Money market funds	$39,727	$-	$-	$39,727
U.S. treasuries	-	263,540	-	263,540
U.S. government agency securities	-	144,538	-	144,538
Corporate debt securities	-	201,538	-	201,538
Total assets	$39,727	$609,616	$-	$649,343

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets
Money market funds	$83,726	$-	$-	$83,726
U.S. treasuries	-	199,879	-	199,879
U.S. government agency securities	-	158,871	-	158,871
Corporate debt securities	-	259,201	-	259,201
Total assets	$83,726	$617,951	$-	$701,677
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

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$51,720	$95,883	$132,033	$150,279
Restricted cash (1)	281	271	271	277
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$52,001	$96,154	$132,304	$150,556
(1)Restricted cash is included in "Other assets" in the Condensed Consolidated Balance Sheets.
Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (see Note 5).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2025
Cash and cash equivalents:
Cash	$11,993	$-	$-	$11,993
Money market funds	39,727	-	-	39,727
Total cash and cash equivalents	51,720	-	-	51,720
Marketable securities available-for-sale:
U.S. treasuries	263,030	635	(125)	263,540
U.S. government agency securities	144,276	353	(91)	144,538
Corporate debt securities	201,345	305	(112)	201,538
Total marketable securities available-for-sale	608,651	1,293	(328)	609,616
Total cash and cash equivalents, and marketable securities	$660,371	$1,293	$(328)	$661,336
December 31, 2024
Cash and cash equivalents:
Cash	$12,157	$-	$-	$12,157
Money market funds	83,726	-	-	83,726
Total cash and cash equivalents	95,883	-	-	95,883
Marketable securities available-for-sale:
U.S. treasuries	199,741	460	(322)	199,879
U.S. government agency securities	158,605	486	(220)	158,871
Corporate debt securities	259,004	418	(221)	259,201
Total marketable securities available-for-sale	617,350	1,364	(763)	617,951
Total cash and cash equivalents, and marketable securities	$713,233	$1,364	$(763)	$713,834
The maturities of our marketable securities available-for-sale are as follows (in thousands):

	March 31, 2025
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$429,405	$430,170
Mature after one year through two years	179,246	179,446
	$608,651	$609,616
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
There were no realized gains or losses from the sale of marketable securities during the three months ended March 31, 2025 and 2024. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During the three months ended March 31, 2025, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of March 31, 2025. As such, there have been no declines in fair value that have been identified as a credit-related impairment.
4. Inventories
The following table presents inventories (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$36,146	$42,639
Work-in-process	29,831	14,569
Finished goods	8,426	12,846
Total inventories	$74,403	$70,054
During the three months ended March 31, 2025, we recorded approximately $3.4 million in Cost of sales - product related to yield loss during the production process. During the three months ended March 31, 2024, we recorded approximately $1.3 million in Cost of sales - product related to one manufacturing batch that did not meet approved release specifications.
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
Our lease-related amounts are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$1,427	$1,416
Cash paid for lease liabilities (1)	$1,859	$1,874
Sublease income (expense) (2)	$2,226	$(1,602)
(1)Cash paid for amounts included in the measurement of lease liabilities is included in change in lease liabilities in our condensed consolidated statement of cash flows.
(2)Sublease income is included net within “Other income (expense)” in our condensed consolidated statements of operations. Rent received from our subtenant in excess of rent paid to the landlord is shared by paying the landlord 50% of the excess rent. The excess rent is considered a variable lease payment and the total estimated payments are being recognized as additional rent expense on a straight-line basis.
The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,080	$4,175
Long-term portion of lease liabilities	25,521	26,388
Total operating lease liabilities	$29,601	$30,563

As of March 31, 2025, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2025 (remaining)	$4,596	$5,157
2026	6,342	6,514
2027	6,564	6,458
2028	6,794	6,443
2029	7,031	6,346
Thereafter	9,160	8,605
Total	$40,487	39,523
Less:
Present value adjustment		(9,922)
Total		$29,601
The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term	5.6 years	5.9 years
Weighted average discount rate	9.8%	10.1%
Commitments
We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of March 31, 2025, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $82.1 million, which is expected to be paid through 2029.
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

6. Collaborative Research, Development and License Agreements
Coalition for Epidemic Preparedness Innovations
In January 2021, we entered into an agreement (together with subsequent amendments, the “CEPI Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) providing for the funding, manufacture and reservation of a specified quantity of CpG 1018 adjuvant. We refer to the adjuvant funded by CEPI and reserved for CEPI designees herein as “CpG 1018 Materials.”
In exchange for manufacturing, reserving CpG 1018 Materials, and agreeing to sell CpG 1018 Materials to designated CEPI partners in specified quantities and at pre-negotiated prices, CEPI agreed to pre-pay the cost of such manufacturing in the form of an interest-free, unsecured, forgivable loan (the “Advance Payments”). We are obligated to repay the Advance Payments for CpG 1018 Materials, on a pro rata basis, only if, and to the extent, we receive payments from sales of CpG 1018 Materials reserved under the CEPI Agreement from designated CEPI partners. Under the terms of the CEPI Agreement, for any unsold CpG 1018 Materials reserved thereunder, the applicable Advance Payments would have been forgiven upon destruction by us at the end of the CEPI Agreement’s term, as defined therein. At the time the CEPI Agreement expired, we retained no CpG 1018 Materials. Our obligation to reimburse CEPI for any sold CpG 1018 Materials upon payment from a designated CEPI partner survived expiration, to the extent any remained outstanding.
Through March 31, 2025, we received Advance Payments from CEPI totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million has been repaid by us and $47.4 million was forgiven by CEPI in connection with our Biological E Limited Supply Agreement, as amended (as discussed below). As of March 31, 2025, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the CpG 1018 Materials we sold pursuant to the Clover Supply Agreement (as defined and discussed below).
Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited
In June 2021, we entered into an agreement with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant for use in Clover’s COVID-19 vaccine candidate, SCB-2019 (together with subsequent amendments, the “Clover Supply Agreement”). Under the Clover Supply Agreement, Clover committed to purchase specified quantities of CpG 1018 adjuvant, a portion of which included CpG 1018 Materials funded by CEPI, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Clover’s commercialization of vaccines containing SCB-2019 and CpG 1018 adjuvant (“Clover Product”). During 2022 and 2023, we signed four amendments to the Clover Supply Agreement. The terms and conditions of the Clover Supply Agreement were operative through December 2022, and as of December 31, 2022, we had satisfied all delivery obligations thereunder.
For CpG 1018 Materials reserved for Clover under the CEPI Agreement and purchased by Clover under the Clover Supply Agreement, Clover is obligated to pay us the purchase price upon the earliest of (i) the true-up exercise (as defined therein), (ii) within a specified period after Clover delivers Clover Product to a customer, (iii) Clover’s receipt of payment for Clover Product from a customer (as defined therein), or (iv) upon the CpG 1018 adjuvant no longer being sellable as part of a Clover Product. When we transfer control of CpG 1018 Materials that are reserved under the CEPI Agreement, we recognize product revenue and a corresponding contract asset, as our right to consideration is contingent on something other than the passage of time, as outlined above.
During the three months ended March 31, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the Global Alliance for Vaccines and Immunization (“GAVI”) of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
The $11.0 million allowance for doubtful accounts represents the portion of Clover's contract asset that is incremental to the amounts which were directly funded using the Advance Payments from CEPI of approximately $60.3 million to manufacture the corresponding CpG 1018 Materials.
Accordingly, the contract asset balance associated with Clover was $60.3 million as of March 31, 2025, compared to $71.3 million as of December 31, 2024. The contract asset was included in other assets (non-current) and represents amounts due from Clover that we expect to become payable more than twelve months after March 31, 2025.

Advance Payments from CEPI of $60.3 million are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of March 31, 2025. We are only obligated to repay these Advance Payments to CEPI if, and to the pro rata extent, of our receipt from Clover of their payment for the corresponding CpG 1018 Materials. Pursuant to the terms of the Clover Supply Agreement, we intend to continue to pursue collection of the full $71.3 million due from Clover. Of this amount, $60.3 million will be payable to CEPI upon the occurrence of the applicable payment trigger events described above, whichever occurs first.
Biological E. Limited
In July 2021, we entered into an agreement (together with subsequent amendments, the “Bio E Supply Agreement”) with Biological E. Limited (“Bio E”) for the commercial supply of CpG 1018 adjuvant for use with Bio E’s subunit COVID-19 vaccine candidate, CORBEVAX™. Under the Bio E Supply Agreement, Bio E committed to purchase specified quantities of CpG 1018 adjuvant, at pre-negotiated prices pursuant to the CEPI Agreement, for use in Bio E’s commercialization of its CORBEVAX vaccine (“Bio E Product”) with specified delivery dates in 2022 and the first quarter of 2022. The terms and conditions of the Bio E Supply Agreement were operative through December 2023, and as of December 31, 2023, we had satisfied all delivery obligations thereunder.
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”), and on April 27, 2023, we entered a waiver and second amendment to the CEPI Agreement by and between us and CEPI (the “CEPI-Bio E Assignment Agreement”). Pursuant to the CEPI-Bio E Assignment Agreement, CEPI has forgiven the entirety of remaining amounts outstanding relating to the liability for Advance Payments of $47.4 million (the “Bio E CEPI Advance Payments”) for CpG 1018 Materials allocated to Bio E, and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Pursuant to the Bio E Amendment No. 3, we collected $14.5 million from Bio E (including $13.5 million in April 2023 and $1.0 million in August 2023). Accordingly, as of March 31, 2025, the CEPI-Bio E Assignment Agreement resulted in: (i) no net accounts receivable balance, and (ii) the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones.
As of March 31, 2025, we had no net accounts receivable balance from Bio E. In 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk, in contemplation of ongoing negotiations relating to the Bio E Amendment No. 3 (defined above), and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.
U.S. Department of Defense
In September 2021, we entered into an agreement with the DoD for the development of a recombinant plague vaccine adjuvanted with CpG 1018 adjuvant for approximately $22.0 million over two and a half years. Under the agreement, we conducted a Phase 2 clinical trial combining our CpG 1018 adjuvant with the DoD's rF1V vaccine. In July 2023, we executed a contract modification with the DoD to support advancement into a nonhuman primate challenge study, with the agreement totaling $33.7 million through 2025. In December 2024, we executed a contract totaling $30.0 million to support additional Phase 2 clinical and manufacturing activities to be performed through the first half of 2027.
For the three months ended March 31, 2025 and 2024, respectively, we recognized revenue of $2.8 million from the DoD agreement, which is included in other revenue in our condensed consolidated statements of operations.
7. Convertible Notes
Refinancing Transaction
On March 13, 2025 (the "Settlement Date"), we entered into privately negotiated exchange and subscription agreements (the "Exchange Agreements") with certain holders of our outstanding 2.50% Convertible Senior Notes due 2026 (the "2026 Notes") and one new investor. Pursuant to the Exchange Agreements, we issued $225.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2030 (the "2030 Notes"), consisting of (i) approximately $185.3 million issued in exchange for a corresponding principal amount of 2026 Notes, and (ii) approximately $39.7 million of 2030 Notes issued to certain participating holders of the 2026 Notes and a new investor (the "Refinancing Transaction").

Following the completion of the Refinancing Transaction, the total principal balance of our outstanding convertible notes as of March 31, 2025, was $265.2 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes.
In connection with the Refinancing Transaction, we unwound a portion of our existing capped call options in a notional amount corresponding to the amount of 2026 Notes exchanged under the Exchange Agreements, receiving approximately $46.6 million in cash proceeds, which were recognized as an increase to additional paid-in capital. These proceeds were used to offset a majority of the fair value of the retired 2026 Notes above par and accrued interest.
We also repurchased approximately $8.0 million of our common stock from certain participants in the Refinancing Transaction at $14.01 per share, which was the closing price of our common stock on March 5, 2025, with the goal of facilitating a net neutral exchange of shares.
The Refinancing Transaction was accounted for as an extinguishment of debt under ASC 470-50-40, which requires that the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized in the statement of operations. Accordingly, we recognized a loss on debt extinguishment of $82.1 million, which is included in other income (expense) in the condensed consolidated statements of operations for the three months ended March 31, 2025. Approximately $4.5 million in debt issuance costs were capitalized and will be amortized over the term of the 2030 Notes.
Convertible Debt Summary
The following table summarizes key details of the 2026 Notes and 2030 Notes:

Senior Convertible Notes	Offering Completion Date	Stated Interest Rate	Aggregate Principal Amount Issued (in millions)	Aggregate Principal Amount Outstanding (in millions)	Maturity Date	Net Proceeds (1) (in millions)	Initial Conversion Rate (shares) (2) (per $1,000 principal amount)	Conversion Price (per share) (3)	Settlement Methods (4)
2026 Notes	May 2021	2.50%	$225.5	$40.2	May 15, 2026	$219.8	95.5338	$10.47	Cash and/or shares
2030 Notes	March 2025	2.00%	$225.0	$225.0	March 15, 2030	$220.5	54.9058	$18.21	Cash and/or shares
(1)Net proceeds are calculated by deducting debt issuance costs directly related to the transaction from the aggregate principal amount of the applicable series of notes.
(2)Subject to adjustments as defined in the applicable indentures.
(3)In connection with the 2026 Notes, we entered into capped call option agreements to effectively increase the upper strike price of the conversion premium to $15.80 per share.
(4)The 2026 Notes and 2030 Notes may be settled in cash, shares of our common stock, or a combination thereof, solely at our election.
Convertible Senior Notes due 2026
Following the Refinancing Transaction, the remaining principal balance of our 2026 Notes is $40.2 million as of March 31, 2025. These remaining 2026 Notes carry an unamortized debt discount of approximately $0.2 million as of March 31, 2025, which will continue to be amortized to interest expense over the remaining term using the effective interest method.
In May 2021, we issued $225.5 million of 2026 Notes in a private placement. Total proceeds from the issuance of the 2026 Notes, net of debt issuance and offering costs of $5.7 million, were $219.8 million. We used $190.2 million of the net proceeds to retire our previous loan agreement with CRG Servicing LLC and $27.2 million of the net proceeds to pay the costs of the Capped Calls described below.
The 2026 Notes are general unsecured obligations and accrue interest at a rate of 2.50% per annum payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The 2026 Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date.
The 2026 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 95.5338 shares of our common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $10.47 per share of our common stock. The 2026 Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding February 15, 2026, only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•During the five business day period after any ten consecutive trading day period (the “measurement period”), in which the “trading price” (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the closing price of our common stock and the conversion rate on each such trading day;
•If we call such 2026 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events as set forth in the indenture governing the 2026 Notes.
On or after February 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Notes may convert all or any portion of their 2026 Notes regardless of the foregoing circumstances.
On April 1, 2025, the conditional conversion feature of the 2026 Notes was triggered as the closing price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on March 31, 2025 (the last trading day of the immediately preceding fiscal quarter), and therefore the 2026 Notes are currently convertible, in whole or in part, at the option of the holders between April 1, 2025 through June 30, 2025. Whether the 2026 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. As of May 2, 2025, we had not received any conversion notices.
Since we have the option to settle conversions of the 2026 Notes in cash, shares of our common stock, or a combination of both, we continued to classify the 2026 Notes as long-term debt on our condensed consolidated balance sheets as of March 31, 2025.
We may redeem for cash all or any portion of the 2026 Notes (subject to the partial redemption limitation described in the indenture governing the 2026 Notes), at our option, on or after May 20, 2024 and prior to the 31st scheduled trading day immediately preceding the maturity date, if the closing price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If we undergo a fundamental change (as defined in the indenture governing the 2026 Notes), holders of the 2026 Notes may require us to repurchase for cash all or any portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, but excluding, the fundamental change repurchase date. In addition, following certain corporate events (as defined in the indenture governing the 2026 Notes) or if we deliver a notice of redemption prior to the maturity date, we will, in certain circumstances, adjust the conversion rate for holders who elect to convert their 2026 Notes in connection with such a corporate event or such notice of redemption.
As of March 31, 2025, the 2026 Notes were recorded at the aggregate principal amount of $40.2 million less unamortized issuance costs of $0.2 million as a long-term liability on the condensed consolidated balance sheets. As of March 31, 2025, the fair value of the 2026 Notes was $55.9 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 3.1%.
Convertible Senior Notes due 2030
The 2030 Notes were issued under an indenture on the Settlement Date. The 2030 Notes are general unsecured obligations and accrue interest at a rate of 2.00% per annum, payable semiannually in arrears on March 15 and September 15, beginning September 15, 2025. The 2030 Notes mature on March 15, 2030, unless earlier converted, redeemed, or repurchased prior to such date.
The 2030 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 54.9058 shares of our common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $18.21 per share of our common stock. The 2030 Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2029, only under the following circumstances:

•During any calendar quarter commencing after the calendar quarter ending on June 30, 2025 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five business day period after any ten consecutive trading day period (the “measurement period”), in which the “trading price” (as defined in the indenture governing the 2030 Notes) per $1,000 principal amount of the 2030 Notes for each trading day of the measurement period was less than 98% of the product of the closing price of our common stock and the conversion rate on each such trading day;
•If we call such 2030 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events, as set forth in the indenture governing the 2030 Notes.

On or after December 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2030 Notes may convert all or any portion of their 2030 Notes regardless of the foregoing circumstances.
Since we have the option to settle conversions of the 2030 Notes in cash, shares of our common stock, or a combination of both, we classified the 2030 Notes as long-term debt on our condensed consolidated balance sheets as of March 31, 2025.
We may redeem for cash all or any portion of the 2030 Notes (subject to the partial redemption limitation described in the indenture governing the 2030 Notes), at our option, on or after March 20, 2028, and prior to the 26th scheduled trading day immediately preceding the maturity date, if the closing price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If we undergo a fundamental change (as defined in the indenture governing the 2030 Notes), holders of the 2030 Notes may require us to repurchase for cash all or any portion of their 2030 Notes at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, but excluding, the fundamental change repurchase date. In addition, following certain corporate events (as defined in the indenture governing the 2030 Notes) or if we deliver a notice of redemption before the maturity date, we will, in certain circumstances, adjust the conversion rate for holders who elect to convert their 2030 Notes in connection with such corporate event or such notice of redemption.
As of March 31, 2025, the 2030 Notes were recorded at the aggregate principal amount of $225.0 million less unamortized issuance costs of $4.5 million as a long-term liability on our condensed consolidated balance sheets. As of March 31, 2025, the fair value of the 2030 Notes was $223.3 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the 2030 Notes at an effective interest rate of 2.4%.
The following table presents the components of interest expense related to our Convertible Notes (in thousands):

	Three Months Ended March 31,
	2025	2024
Stated coupon interest	$1,404	$1,409
Amortization of debt issuance cost	288	286
Total interest expense	$1,692	$1,695

Capped Call Options
In connection with the issuance of the 2026 Notes, we entered into capped call option transactions with one of the initial purchasers of the 2026 Notes and other financial institutions, totaling $27.2 million (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the 2026 Notes (or 21,542,871 shares of our common stock). The Capped Calls have an initial strike price and an initial cap price of $10.47 per share and $15.80 per share, respectively, subject to certain adjustments. Conditions that cause adjustments to the initial strike price of the Capped Calls mirror conditions that result in corresponding adjustments to the conversion price of the 2026 Notes. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the 2026 Notes, subject to a cap based on the cap price.
As part of the Refinancing Transaction completed in March 2025, we unwound a portion of the Capped Calls. As part of the unwind, we received $46.6 million in cash, which was used to partially fund the cash payment associated with the Refinancing Transaction and the repurchase of our common stock. As of March 31, 2025, following the partial unwind, Capped Calls covering approximately 3,841,222 shares of common stock remain outstanding.
For accounting purposes, the cash received from the unwind of the Capped Calls was recorded as an increase to additional paid-in capital within the condensed consolidated statements of stockholders’ equity.
8. Segment Reporting
We operate in one operating segment that is focused on the discovery, development, and commercialization of innovative vaccines. Our Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The following table presents segment revenue, measures of our segment’s profit or loss, and significant segment expenses (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total revenues	$68,164	$50,790
Less (add) (1):
Cost of sales - product	13,769	10,966
Research and development	19,377	13,528
Selling and marketing	24,571	24,677
General and administrative	23,107	19,388
Other segment items (2)	83,439	(9,048)
Segment net loss (3)	$(96,099)	$(8,721)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items includes the net of: bad debt expense, interest income, interest expense, sublease income, loss on debt extinguishment, other expenses, and Benefit from income taxes, as presented on the face of our condensed consolidated statements of operations.
(3)Net loss is our reported measure of segment profit or loss.

9. Revenue Recognition
Disaggregation of Revenues
The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$64,959	$-	$64,959	$46,699	$1,146	$47,845
Total product revenue, net	64,959	-	64,959	46,699	1,146	47,845
Other revenue	2,847	358	3,205	2,802	143	2,945
Total revenues	$67,806	$358	$68,164	$49,501	$1,289	$50,790
Revenues from Major Customers and Collaboration Partners
HEPLISAV-B product sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include integrated delivery networks, retail pharmacies, independent hospitals and clinics, public health clinics and prisons, the Department of Defense, and the Department of Veterans Affairs. HEPLISAV-B product sales in Germany are to one distributor.
The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended March 31,
	2025	2024
Largest customer	31%	27%
Second largest customer	20%	19%
Third largest customer	18%	18%
Contract Balances
The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the three months ended March 31, 2025 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments (3)	Balance at End of Period
Three months ended March 31, 2025:
Accounts receivable reserves (1)	$9,317	$19,695	$(19,034)	$21	$9,999
Revenue reserve accruals (2)	$31,479	$12,485	$(13,420)	$(4,570)	$25,974
(1)Reserves are for chargebacks, discounts and other fees.
(2)Accruals are for returns, rebates and other fees.
(3)Adjustments for $4.6 million in connection to revenue reserve accruals primarily result from a change in estimate for product returns.
When we perform services under our agreement with the DoD, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See

Note 6 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Three months ended March 31, 2025
Contract asset, included in other current assets (1)	$351	$2,847	$(1,613)	$1,585
Contract asset, included in other assets (long term) (2)	$71,307	$—	$(10,970)	$60,337
(1)The $1.6 million of contract asset is derived from our agreement with the DoD.
(2)The Clover contract asset was included in non-current assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. During the three months ended March 31, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. See Note 6 for further discussion.
10. Net Loss Per Share
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
The numerators and denominators of the basic net loss and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss attributable to common stockholders, basic and diluted	$(96,099)	$(8,721)

Denominator
Weighted average common stock outstanding, basic and diluted	124,871	130,200

Net loss per share attributable to common stockholders
Basic	$(0.77)	$(0.07)
Diluted	$(0.77)	$(0.07)
The following were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended March 31,
	2025	2024
Outstanding securities not included in diluted net loss per share calculation:
Stock options and stock awards	18,770	18,161
Convertible Notes (as converted to common stock)	16,195	21,543
Total	34,965	39,704

11. Common Stock
Common Stock Outstanding
As of March 31, 2025, there were 123,696,958 shares of our common stock outstanding. As of March 31, 2025, we had $120.0 million remaining under the at-the-market Sales Agreement (the "ATM Agreement") with Cowen and Company, LLC (“Cowen”).
Share Repurchase Program
In November 2024, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) allowing us to repurchase up to $200.0 million worth of our common stock. On November 8, 2024, we entered into an accelerated share repurchase agreement (the "ASR Agreement") with Goldman Sachs & Co. LLC ("Goldman") to repurchase an aggregate amount of $100.0 million of our common stock. Under the ASR Agreement, we made an aggregate upfront payment of $100.0 million to Goldman and received an aggregate initial delivery of 6,149,116 shares of our common stock on November 12, 2024, representing approximately 80% of the total shares that would be repurchased under the ASR Agreement measured based on the closing price of our common stock on November 8, 2024.
Repurchases under the ASR Agreement were completed on February 11, 2025, and upon final settlement, we received an additional 1,771,422 shares of our common stock, bringing the total number of shares repurchased under the ASR Agreement to 7,920,538. The final number of shares repurchased was determined based on the average of the daily volume-weighted average price ("VWAP") per share of our common stock during the repurchase period, subject to adjustments pursuant to the terms and conditions of the ASR Agreement.
In addition to the shares repurchased under the ASR Agreement, during the three months ended March 31, 2025, we repurchased 1,539,589 shares of our common stock for an aggregate purchase price of approximately $20.8 million through open market transactions under the Repurchase Program. These repurchases were made in accordance with Rule 10b-18 under the Exchange Act and were funded using cash on hand.
In connection with the Refinancing Transaction completed on March 13, 2025, and pursuant to our Repurchase Program, we repurchased an additional 569,560 shares of our common stock for approximately $8.0 million in privately negotiated transactions at a price per share of $14.01 (See Note 7).
As of March 31, 2025, $71.2 million remained authorized for future repurchases under the Repurchase Program.
Shares of our common stock repurchased under the Repurchase Program are immediately retired upon receipt and returned to authorized and unissued status. Repurchased common stock is reflected as a reduction of stockholders’ equity. Any excess of cost over par value is charged to additional paid-in capital to the extent that a balance is present. Once additional paid-in capital is fully depleted, any remaining excess of cost over par value is charged to accumulated deficit.
12. Equity Plans and Stock-Based Compensation
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
In May 2024, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 11,400,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP will not exceed 41,440,250 shares of common stock. As of March 31, 2025, the Amended 2018 EIP (the "Plan") and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans.
The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the

Board of Directors. As of March 31, 2025, there were 8,321,893 shares of common stock reserved for issuance under the Amended 2018 EIP.
Under our Amended 2018 EIP, we may grant stock options, restricted stock units ("RSUs"), performance-based awards, and other awards that are settled in shares of our common stock. Our equity awards generally vest over a three-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). Activity under the Plan is set forth below:
Stock Options
The following table summarizes the activity of stock options for the three months ended March 31, 2025:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	11,142	$11.15	3.79	$24,210
Options granted	1,602	12.72
Options exercised	(670)	—
Options cancelled:
Options forfeited (unvested)	(54)	12.11
Options expired (vested)	(586)	16.36
Balance as of March 31, 2025	11,434	$11.19	4.20	$24,326
Vested and expected to vest as of March 31, 2025	11,171	$11.15	4.13	$24,227
Exercisable as of March 31, 2025	7,942	$10.67	3.30	$22,124
Restricted Stock Units
The following table summarizes the activity of RSUs for the three months ended March 31, 2025:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2024	5,363	$12.15
Granted	2,628	12.70
Vested (1)	(2,034)	12.13
Forfeited	(96)	11.96
Non-vested as of March 31, 2025	5,861	$12.40
(1)Inclusive of approximately 775,571 RSUs for the three months ended March 31, 2025, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Market-based Performance Stock Units
We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the three months ended March 31, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2024	1,115	$16.59
Granted	517	20.19
Vested (1)	(193)	11.62
Non-vested as of March 31, 2025	1,439	$18.55
(1)Inclusive of approximately 81,972 PSUs for the three months ended March 31, 2025, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.
Performance-based Options
As of March 31, 2025, approximately 36,000 shares underlying performance-based options were outstanding.
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

	Stock Options		Market-Based Performance Stock Units
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Weighted-average fair value per share	$7.37	$7.88	$20.19	$17.23
Risk-free interest rate	4.2%	4.2%	4.2%	4.3%
Expected life (in years)	4.5	4.5	2.9	2.9
Volatility	0.7	0.8	0.4	0.6
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

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,984	$2,665
Selling, general and administrative	9,949	8,920
Cost of sales - product	516	559
Inventories	1,006	870
Total	$14,455	$13,014
13. Income Taxes
We are subject to U.S. federal, state and foreign income taxes. For the three months ended March 31, 2025, we recorded a benefit from income taxes of approximately $1.8 million. For the three months ended March 31, 2024, we recorded a benefit from income taxes of approximately $2.8 million. Our effective tax rate was approximately 1.8% for the three months ended March 31, 2025. Our effective tax rate was approximately 24.2% for the three months ended March 31, 2024. For the three months ended March 31, 2025, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets. For the three months ended March 31, 2024, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.
The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of March 31, 2025, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

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
The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the related Notes and Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], is approved in the United States ("U.S."), the European Union ("EU") and the United Kingdom ("UK") for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2022, we commenced commercial shipments of HEPLISAV-B in Germany.
In April 2022, the CDC's Advisory Committee on Immunization Practices ("ACIP") published its universal recommendation for hepatitis B vaccination in adults, advising that all adults aged 19-59 should be vaccinated against hepatitis B. We believe this is helping create a significantly expanded total annual market opportunity of approximately $900.0 million in the U.S. by 2030, with HEPLISAV-B expected to achieve at least 60% total market share. Additionally, we believe the HEPLISAV-B U.S. market opportunity will remain substantial beyond 2030 due to the ongoing penetration of the unvaccinated eligible adult population, observed revaccination practices by healthcare providers, and continued gains in market share. Our annual revenue has continued to grow significantly since the recommendation was made, primarily as a result of our successful efforts to capture a greater share of an expanding market.
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
In addition, we manufacture and have supplied in the past, and could supply in the future, our CpG 1018 adjuvant to a number of global customers, including companies engaged in the development and manufacture of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. While we did not recognize any CpG 1018 adjuvant revenue in 2024 or during the three months ended March 31, 2025, we could see new demand in the future if our collaborators work through their inventory on hand and need additional supply, or new programs utilizing our adjuvant advance to later stages up to and including commercialization. However, long-term demand for CpG 1018 adjuvant supporting COVID-19 or other vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 or other vaccines are approved for use.
HEPLISAV-B® Vaccine [Hepatitis B Vaccine (Recombinant), Adjuvanted]
In Phase 3 trials, HEPLISAV-B demonstrated faster and higher rates of protection with two doses in one month compared to another currently approved hepatitis B vaccine, which requires three doses over six months, with a similar safety profile. HEPLISAV-B is the only two-dose hepatitis B vaccine for adults approved in the U.S., the EU and the UK.

We have worldwide commercial rights to HEPLISAV-B and we market it in the U.S. and the EU. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. In February 2021, we received Marketing Authorization of HEPLISAV-B from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. In March 2023, we received marketing authorization in the UK for HEPLISAV-B for the active immunization against hepatitis B virus infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older.
HEPLISAV-B product sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. For the three months ended March 31, 2025, HEPLISAV-B product revenue, net was $65.0 million.
CpG 1018® Adjuvant Supply for COVID-19 Vaccines
In January 2021, we entered into an agreement (together with subsequent amendments, the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018® adjuvant. Through March 31, 2025, we have received approximately $175.0 million in advance payments (the “Advance Payments”) under the CEPI Agreement. Of this amount, $67.3 million has been repaid and $47.4 million has been forgiven. As of March 31, 2025, the remaining $60.3 million, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below), is recorded in CEPI accrual long-term in our condensed consolidated balance sheets, and may be repaid from collections from Clover or forgiven under the terms of the CEPI Agreement.
In June 2021, we entered into a commercial supply agreement (together, the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant for use with its protein-based COVID-19 vaccine candidate, SCB-2019. During the three months ended March 31, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the Global Alliance for Vaccines and Immunization (“GAVI”) of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
The $11.0 million allowance for doubtful accounts represents the portion of Clover's contract asset that is incremental to the amounts which were directly funded using the Advance Payments from CEPI of approximately $60.3 million to manufacture the corresponding CpG 1018 Materials.
Accordingly, the contract asset balance associated with Clover was $60.3 million as of March 31, 2025, compared to $71.3 million as of December 31, 2024. The contract asset was included in other assets (non-current) and represents amounts due from Clover that we expect to become payable more than twelve months after March 31, 2025.
Advance Payments from CEPI of $60.3 million are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of March 31, 2025. We are only obligated to repay these Advance Payments to CEPI if, and to the extent, of our receipt from Clover of their payment for the corresponding CpG 1018 Materials. Advance Payments may be forgiven in accordance with the CEPI Agreement in the event we do not collect corresponding amounts from Clover. Pursuant to the terms of the Clover Supply Agreement, we intend to continue to pursue full collection of the $71.3 million due from Clover. Of this amount, $60.3 million will be payable to CEPI upon the occurrence of the applicable payment trigger events described above, whichever occurs first.
In April 2023, we entered into a third amendment to our supply agreement with Biological E. Limited (“Bio E”) and a related waiver and amendment to the CEPI Agreement (the “CEPI-Bio E Assignment Agreement”). Under these agreements, CEPI forgave $47.4 million of outstanding Advance Payments (the “Bio E CEPI Advance Payments”) and assumed our rights to collect from Bio E. We may receive additional payments of $5.5 million or $12.3 million from

Bio E if specified milestones related to future collections from the Government of India are met by August 15, 2025; however, these amounts are not considered collectible unless the milestones are achieved.

Advance Clinical and Preclinical Pipeline Leveraging our Proven Adjuvant Technology
We are advancing a pipeline of product candidates that leverage our CpG 1018 adjuvant, which has demonstrated its ability to enhance the immune response with a favorable tolerability profile in a wide range of clinical trials and real-world commercial use.
Shingles Vaccine Program:
Z-1018 is an investigational vaccine candidate being developed for the prevention of shingles in adults aged 50 years and older.
•We are currently conducting Part 1 of a Phase 1/2 clinical trial, a randomized, active-controlled, dose escalation, multicenter study, to evaluate the safety, tolerability, and immunogenicity of Z-1018 compared to Shingrix® in 441 healthy adults aged 50 to 69.
•In the fourth quarter of 2024, we completed enrollment in Part 1, and we anticipate reporting top-line immunogenicity and safety data in the third quarter of 2025.
•We plan to advance the selected vaccine formulation and regimen from Part 1 into a Part 2 of the Phase 1/2 study in adults over age 70 years to generate clinical proof-of-concept in this key population, with key end points including tolerability and immunogenicity comparisons to Shingrix, ahead of advancement into a pivotal trial.
Plague Vaccine Program:
We are developing a plague (rF1V) vaccine candidate adjuvanted with CpG 1018® in collaboration with, and fully funded by, the U.S. Department of Defense (DoD).
•In the fourth quarter of 2024, we and the DoD executed a new agreement for approximately $30 million through the first half of 2027 to support additional clinical and manufacturing activities, including a Phase 2 clinical trial expected to initiate in the third quarter of 2025.
Pandemic Influenza Adjuvant Program:
We are evaluating CpG 1018 in an adjuvanted H5N1 influenza vaccine as a proof-of-concept for its potential use with pandemic influenza vaccines
•Pandemic influenza remains one of the most persistent and unpredictable global health threats. Vaccine adjuvants play an essential role in pandemic preparedness, mostly due to their dose sparing capability, yet despite their critical importance, the global supply of proven adjuvants remains limited.
•Leveraging our expertise and capabilities as a global supplier of CpG 1018 adjuvant for the development of multiple COVID-19 vaccines, we intend to generate clinical proof-of-concept for CpG 1018-adjuvanted pandemic influenza vaccines to support the potential commercial supply of vaccine adjuvant needed for global pandemic preparedness and response efforts.
•In the second quarter of 2025, we expect to initiate a randomized, active-controlled Phase 1/2 study to evaluate the safety and immunogenicity of an investigational H5N1 influenza vaccine adjuvanted with CpG 1018.
•In Part 1 of the Phase 1/2 trial, we expect to enroll approximately 98 participants aged 18 to 49 years to receive either single-dose or two-dose formulations of the investigational vaccine, with the intention to select the optimal formulations of CpG 1018 adjuvant for Part 2 of the Phase 1/2 trial.
Lyme Disease Vaccine Program:
We are developing an investigational multivalent protein subunit vaccine for the prevention of Lyme disease, a bacterial infection that is the most common vector-borne illness in the Northern Hemisphere.
•There are currently no approved human vaccines for Lyme disease and current vaccine candidates in clinical development require three-dose primary series and annual boosters. We believe our investigational Lyme disease vaccine adjuvanted with CpG 1018, which has a demonstrated ability to amplify immune response and improve durability of protection, has the potential for a differentiated and best-in-class vaccine profile.
•Our Lyme disease vaccine candidate has progressed into Investigational New Drug (IND)-enabling studies, with plans to initiate clinical development in 2027.

HEPLISAV-B for Adults on Hemodialysis:
We are developing a four-dose HEPLISAV-B® vaccine regimen for adults on hemodialysis.
•We plan to conduct an observational retrospective cohort study to support its sBLA filing for a HEPLISAV-B vaccine regimen for adults on hemodialysis. In the first quarter of 2025, we received feedback from the U.S. Food and Drug Administration (FDA) that our proposed patient database may be acceptable for the observational retrospective cohort study, and we are engaging with the FDA to finalize the study protocol.
Convertible Notes
On March 13, 2025 (the "Settlement Date"), we entered into privately negotiated exchange and subscription agreements (the "Exchange Agreements") with certain holders of our outstanding 2.50% Convertible Senior Notes due 2026 (the "2026 Notes") and one new investor. Pursuant to the Exchange Agreements, we issued $225.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2030 (the "2030 Notes"), consisting of (i) approximately $185.3 million issued in exchange for a corresponding principal amount of 2026 Notes, and (ii) approximately $39.7 million of 2030 Notes issued to existing holders and a new investor (the "Refinancing Transaction").
Following the completion of the Refinancing Transaction, the total principal balance of our outstanding convertible notes as of March 13, 2025, was $265.2 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes.
In connection with the Refinancing Transaction, we unwound a portion of our existing capped call options in a notional amount corresponding to the amount of 2026 Notes exchanged under the Exchange Agreements, receiving approximately $46.6 million in cash proceeds, which were recognized as an increase to additional paid-in capital. These proceeds were used to offset a majority of the fair value of the retired 2026 Notes above par and accrued interest.
We also repurchased approximately $8.0 million of our common stock from certain participants in the Refinancing Transaction at $14.01 per share, which was the closing price of our common stock on March 5, 2025, with the goal of facilitating a net neutral exchange of shares.
The Refinancing Transaction was accounted for as an extinguishment of debt under ASC 470-50-40, which requires that the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized in the statement of operations. Accordingly, we recognized a loss on debt extinguishment of $82.1 million, which is included in other income (expense) in the condensed consolidated statements of operations for the three months ended March 31, 2025 for the three months ended March 31, 2025. Approximately $4.5 million in debt issuance costs were capitalized and will be amortized over the term of the 2030 Notes.
Share Repurchase Program
In November 2024, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) allowing us to repurchase up to $200.0 million worth of our common stock. Through March 31, 2025, we repurchased a total of 10,029,687 shares for approximately $128.8 million, including $100.0 million under an accelerated share repurchase agreement ("ASR") and additional repurchases through open market and privately negotiated transactions. As of March 31, 2025, $71.2 million remained available under the Repurchase Program.
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
We believe that there have been no significant changes in our critical accounting policies during the three months ended March 31, 2025, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended March 31,		Increase from 2024 to 2025
Revenues:	2025	2024	$	%
HEPLISAV-B	$64,959	$47,845	$17,114	36%
Total product revenue, net	64,959	47,845	17,114	36%
Other revenue	3,205	2,945	260	9%
Total revenues	$68,164	$50,790	$17,374	34%
(1) Other revenue primarily includes revenue from our agreement with the DoD.
HEPLISAV-B product revenue increased by $17.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Approximately $10.1 million of the increase in product revenue was due to higher volume, largely driven by continued improvement in market share, particularly in the integrated delivery networks and retail segments, and growth in the U.S. hepatitis-B vaccine market. Increases in net sales price contributed approximately $8.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. There were no non-U.S. sales for the three months ended March 31, 2025, compared to approximately $1.1 million for the three months ended March 31, 2024.

Cost of Sales – Product
Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B.
The following is a summary of our cost of sales - product (in thousands, except for percentages):

	Three Months Ended March 31,		Increase from 2024 to 2025
Cost of Sales - Product	2025	2024	$	%
HEPLISAV-B	$13,769	$10,966	$2,803	26%
Total cost of sales - product	$13,769	$10,966	$2,803	26%

HEPLISAV-B cost of sales-product increased by $2.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to the growth in HEPLISAV-B sales volume, coupled with inventory write-offs recorded related to yield loss during the production process, partially offset by lower per-unit manufacturing costs as a result of previous manufacturing process improvements.
Research and Development Expenses
Research and development expenses are tracked on a program-by-program basis and consist primarily of costs incurred for the continued research and development of HEPLISAV-B and CpG 1018 adjuvant, clinical product candidates, and preclinical studies. These expenses include, but are not limited to, compensation and related personnel costs (which include benefits, recruitment and travel costs), expenses incurred under agreements with contract research organizations, contract manufacturing organizations and service providers that assist in conducting clinical studies, and costs associated with our preclinical activities, including engineering activities at our manufacturing facility in Düsseldorf related to functional improvements of our product and process advances, development activities and regulatory operations. We do not allocate stock-based compensation or facility expenses to specific programs because these costs are deployed across multiple programs.
The following is a summary of our research and development expenses (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2024 to 2025
Program Expenses:	2025	2024	$	%
Shingles	$6,987	$3,266	$3,721	114%
Tdap	113	1,592	(1,479)	(93)%
Plague (1)	1,240	1,322	(82)	(6)%
HEPLISAV-B and CpG 1018 adjuvant development	1,948	1,291	657	51%
Other	5,512	2,701	2,811	104%
Other research and development expenses:
Facility costs	593	691	(98)	(14%)
Non-cash stock-based compensation	2,984	2,665	319	12%
Total research and development	$19,377	$13,528	$5,849	43%
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
Research and development expenses increased by $5.8 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by an increase of $3.7 million in Shingles program expenses related to the ongoing Phase 1/2 clinical trial, an increase of $2.8 million related to the expected initiation of our phase 1/2 clinical study on Pandemic flu, and an increase of $2.0 million related to our IND-enabling study on Lyme disease initiated in the first quarter of 2025, partially offset by a decrease of $1.5 million in connection with the discontinuation of the Tdap program announced in November 2024, and a $1.2 million decrease incurred on other preclinical stage assets.
As we continue to progress our clinical and preclinical stage pipeline, we expect research and development expenses to continue to represent a substantial portion of our expenses and to continue to increase, both in dollar amount and proportion of total expense, in future years.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and related costs for our commercial support personnel, medical education professionals, and personnel in executive and other administrative functions, including legal, finance and information technology; costs for outside services such as sales and marketing, post-marketing studies of HEPLISAV-B, accounting, commercial development, consulting, business development, investor relations and insurance; legal costs that include corporate and patent-related expenses; allocated facility costs and non-cash stock-based compensation.

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

Selling, General and Administrative:	Three Months Ended March 31,		Increase (Decrease) from 2024 to 2025
	2025	2024	$	%
Compensation and related personnel costs	$17,907	$18,659	$(752)	(4%)
Outside services	16,482	13,479	3,003	22%
Facility costs	3,319	3,007	312	10%
Non-cash stock-based compensation	9,949	8,920	1,029	12%
Total selling, general and administrative	$47,657	$44,065	$3,592	8%

Selling, general and administrative expenses increased by $3.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is driven by professional consulting and legal expenses of $3.0 million incurred in the first quarter of 2025 primarily related to our ongoing proxy contest, and a slight increase of $0.3 million in cash and non-cash compensation costs primarily due to continued investments in personnel across commercial and administrative functions to support HEPLISAV-B and pipeline growth. We expect to incur additional costs related to public relations, printing and legal fees in connection with our ongoing proxy contest.
Bad Debt Expense
During the three months ended March 31, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the GAVI of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
Other Income (Expense)
Interest income is reported net of amortization of premiums and discounts on marketable securities and includes realized gains on investments. Interest expense includes the stated interest and accretion of discount of our Convertible Notes. Sublease income is recognized in connection with our sublease of office and laboratory space. Loss on debt extinguishment is a one-time charge recognized in connection with the Refinancing Transaction.
The following is a summary of our other income (expense) (in thousands, except for percentages):

	Three Months Ended March 31,		Increase (Decrease) from 2024 to 2025
	2025	2024	$	%
Interest income	$7,739	$9,468	$(1,729)	(18%)
Interest expense	$(1,692)	$(1,695)	$(3)	1%
Sublease income (expense)	$2,226	$(1,602)	$3,828	(239%)
Loss on debt extinguishment	$(82,095)	$—	$(82,095)	100%
Other (loss) income	$(423)	$101	$(524)	100%
Interest income decreased due to lower average yields and balances in our marketable securities portfolio for the three months ended March 31, 2025.
We recognized $2.2 million of sublease income and $1.6 million in sublease expense during the three months ended March 31, 2025 and 2024, respectively. The sublease expense in the first quarter of 2024 was primarily driven by the recognition of a net loss of $3.5 million in connection with a sublease termination, partially offset by sublease income of $1.9 million.

Loss on debt extinguishment, which represents the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt, of $82.1 million was recorded for the three months ended March 31, 2025, in connection with the Refinancing Transaction completed in March 2025.
Income Taxes
We are subject to U.S. federal, state and foreign income taxes. For the three months ended March 31, 2025, we recorded a benefit from income taxes of approximately $1.8 million. For the three months ended March 31, 2024, we recorded a benefit from income taxes of approximately $2.8 million. Our effective tax rate was approximately 1.8% for the three months ended March 31, 2025. Our effective tax rate was approximately 24.2% for the three months ended March 31, 2024. For the three months ended March 31, 2025, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets. For the three months ended March 31, 2024, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2025, we had $661.3 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of March 31, 2025, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.
Advance Payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partners or when we receive payment from CEPI partners, we reclassify the Advance Payments from long-term deferred revenue to accrued liabilities. As of March 31, 2025, we had no CEPI-related net accounts receivable relating to Bio E. CEPI-related accruals and contract assets relating to Clover totaled $60.3 million and $71.3 million as of March 31, 2025, respectively. As of March 31, 2025, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.
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
In November 2024, our Board of Directors authorized a $200.0 million share repurchase program (the “Repurchase Program”). On November 8, 2024, we entered into a $100.0 million accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC, under which we made an upfront payment of $100.0 million and received an initial delivery of 6,149,116 shares on November 12, 2024. Repurchases under the ASR Agreement were completed on February 11, 2025, and upon final settlement, we received an additional 1,771,422 shares, bringing total shares repurchased under the ASR Agreement to 7,920,538, based on the average daily volume-weighted average price ("VWAP") of our common stock over the repurchase period. In addition, during the three months ended March 31, 2025, we repurchased 1,539,589 shares for approximately $20.8 million through open market transactions and 569,560 shares for approximately $8.0 million in privately negotiated transactions in connection with the March 13, 2025, Refinancing Transaction. As of March 31, 2025, $71.2 million remained available for future repurchases under the Repurchase Program. All repurchased shares were retired upon receipt and returned to authorized and unissued status. See Note 11 – Common Stock, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
Following the completion of the Refinancing Transaction, the total principal balance of our outstanding Convertible Notes as of March 31, 2025, was $260.5 million net of debt discount of $4.7 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes. The 2026 Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2030 Notes bear interest at 2.00% per year, payable semiannually on March 15 and September 15, starting September 15, 2025. The 2026 Notes and the 2030 Notes mature on May 15, 2026 and March 15, 2030, respectively, unless converted, redeemed or repurchased prior to such date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
As of March 31, 2025, we had $120.0 million remaining under the at-the-market Sales Agreement (the "ATM Agreement") with Cowen and Company, LLC (“Cowen”).
Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three months ended March 31, 2025, we recorded a net loss of $96.1 million. For the three months ended March 31, 2024, we recorded a net loss of $8.7 million. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.
Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us or at all. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions, such as inflation, changes in interest rates, prospects of a recession, government shutdowns, further changes in tariffs and other trade restrictions, civil or political unrest, military conflicts, and the recent or future disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives.
During the three months ended March 31, 2025, we used $19.6 million of cash in our operations, which consisted of i) a net loss of $96.1 million, ii) $31.0 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, inventory write off, accretion of discounts on marketable securities, stock-based compensation expense, non-cash interest expense, loss on debt extinguishment, and iii) approximately $36.6 million net changes from operating assets and liabilities, which included an increase of $9.7 million in accounts and other receivables, net driven by higher sales, an increase of $8.3 million in inventories primarily related to higher number of batches produced, an increase of $5.5 million in prepaid assets and other current assets primarily related to interest receivable, prepaid taxes, and prepaid insurance, a decrease of $4.7 million in accounts payable, and a decrease of $7.4 million in accrued and other liabilities. By comparison, during the three months ended March 31, 2024, we used $16.7 million of cash from our operations, which consisted of i) a net loss of $8.7 million, ii) $18.2 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, inventory write off, sublease termination loss, accretion of discounts on marketable securities, stock-based compensation expense, non-cash interest expense, and iii) approximately $26.1 million net changes from operating assets and liabilities, which included an increase of $9.8 million in inventories primarily related to higher number of batches produced, and an increase of $4.7 million in prepaid assets and other current assets primarily related to prepaid taxes. Net cash used in operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.
During the three months ended March 31, 2025, net cash provided by investing activities was $6.9 million compared to $2.8 million of cash provided by investing activities for the three months ended March 31, 2024. Cash provided by investing activities during the three months ended March 31, 2025 included $10.8 million of net proceeds from marketable securities compared to $3.6 million of net proceeds from marketable securities for the three months ended March 31, 2024. Net cash provided by investing activities during the three months ended March 31, 2025, was partially offset by $3.9 million of net purchases of property and equipment.
During the three months ended March 31, 2025, net cash used in financing activities was $31.9 million compared to $4.2 million of cash used in financing activities for the three months ended March 31, 2024. Cash used in financing activities for the three months ended March 31, 2025, included $80.9 million of payments for debt extinguishment, $29.5 million of payments for the repurchase of common stock, and $11.1 million for the payments of taxes related to net share settlement of RSUs, partially offset by $35.8 million of net proceeds from the issuance of the 2030 Notes net of debt issuance costs, $46.6 million of proceeds from the unwinding of capped call options, and $7.3 million of proceeds received from the exercise of options and from common stock purchases under our employee stock purchase plan. Cash used in financing activities for the three months ended March 31, 2024, included $6.7 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for $2.5 million combined.
Contractual Obligations
On March 13, 2025, we issued $225.0 million of our 2.00% 2030 Notes as part of the Refinancing Transaction. Following the completion of the Refinancing Transaction, the total principal balance of our outstanding Convertible Notes as of March 31, 2025, was $260.5 million net of debt discount of $4.7 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes. The 2026 Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2030 Notes bear interest at 2.00% per year, payable semiannually on March 15 and September 15, starting September 15, 2025. The 2026 Notes and the 2030 Notes mature on May 15, 2026 and March 15, 2030, respectively, unless converted, redeemed or repurchased prior to such date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of March 31, 2025, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $82.1 million, which are expected to be paid through 2029.
There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 1A.           RISK FACTORS
Various statements in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements concerning our future efforts to obtain regulatory approval, advance our collaborations and our pipeline, manufacture and commercialize approved products, or expectations about our anticipated expenses, revenues, liquidity and cash needs, as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information. Numerous factors could cause our actual results to differ significantly from the results described in these forward-looking statements, including those in the risk factors that follow. We have marked with an asterisk (*) those risks described below that reflect material changes from, or additions to, the risks described under Part 1, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the Securities and Exchange Commission on February 20, 2025.
RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described herein as part of your evaluation of an investment in our securities:
•HEPLISAV-B has been approved in the United States ("U.S."), the European Union ("EU") and the United Kingdom ("UK") and launched in the U.S. and Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
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
•We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S., the EU and the UK, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
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

•Servicing our Convertible Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt. Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
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
Risks Related to our Business and Capital Requirements
HEPLISAV-B has been approved in the U.S., the EU and the UK and launched in the U.S. and Germany, and there is significant competition in these marketplaces. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. and Germany. We have also received approval in the EU and the UK for HEPLISAV-B. Successful commercialization of HEPLISAV-B in these regions or elsewhere will require significant resources and time, and there can be no certainty that we will succeed in these efforts. While our personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is our first marketed product, the potential uptake of the product through distribution, and the timing, trajectory, rate and sustainability for growth in sales is unpredictable, and we may not be successful in commercializing HEPLISAV-B in the long term. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment, our efforts may fail to overcome established competition at favorable pricing, or at all.
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
Moreover, we expect that we will need to divert resources in order to successfully market, sell and distribute HEPLISAV-B for use with dialysis patients, one of our targeted patient populations. We do not yet have approval to market the regimen for dialysis. In the second quarter of 2024, the FDA issued a Complete Response Letter (“CRL”) for the supplemental Biologics License Application (“sBLA”) to include a four-dose regimen for adults on hemodialysis in the U.S. label, and we are exploring approaches to address the deficiencies noted in the CRL. In the fourth quarter of 2024, we received feedback from the FDA regarding the potential to conduct an observational retrospective cohort study to support our sBLA filing for adults on hemodialysis. In the first quarter of 2025, we received feedback from the FDA that our proposed patient database may be acceptable for the observational retrospective cohort study, and we are engaging with the FDA to finalize the study protocol. We expect to resubmit our sBLA for HEPLISAV-B vaccination of adults on hemodialysis to the FDA in 2025. We may be unsuccessful in conducting an observational retrospective cohort study, may not successfully resubmit our sBLA for a four-dose regimen for adults on hemodialysis, and may never obtain FDA approval for such indication, which would limit our addressable market and revenue. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that all adults aged 19-59, including patients on dialysis, receive hepatitis B vaccinations, our predictions of how many of those patients actually receive HEPLISAV-B may be inaccurate. In particular, vaccine skepticism and disinformation may impact the willingness of patients to consider hepatitis B vaccination.

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
If we are not able to enter new markets ourselves, we may be required to collaborate or partner HEPLISAV-B with a third-party pharmaceutical or biotechnology company with existing products. To the extent we collaborate or partner, as we did for HEPLISAV-B distribution in Germany, the product’s financial value will be shared with another party and we will need to establish and maintain a successful collaboration arrangement, and we may not be able to enter into these arrangements on acceptable terms or in a timely manner in order to establish HEPLISAV-B in these new markets. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues may be lower than if we marketed and sold our products directly with the highest priority, and we may be required to reduce or eliminate much of our commercial infrastructure and personnel as a result of such collaboration or partnership.
Governments influence the price of medicinal products in the EU through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Even though we have been granted a marketing authorization in the EU for HEPLISAV-B, we have yet to obtain broad reimbursements and pricing approval in any EU Member State and rely on our distributor to do so, who currently only markets in Germany. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Any delay in being able to market our products in the EU, the UK or elsewhere may adversely affect our business and financial condition.
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
Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and as a result, we did not recognize CpG 1018 adjuvant revenue for the years ended December 31, 2024 and December 31, 2023, nor for the three months ended March 31, 2025. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.
The occurrence and timing of any transfer of control of product sold to customers can also be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. As an example, any future revenue we do receive from sales of our CpG 1018 adjuvant has been and will continue to be difficult to predict, if it materializes at all. Historically, we generally required customers to place orders for CpG 1018 adjuvant with at least six months lead time and to make an advance payment toward the finished order. Where we receive such advance payments, we record such payments as deferred revenue until we have delivered the adjuvant and met all criteria to recognize revenue. In accordance with our stated revenue policy, we historically recorded revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. During the years ended December 31, 2024 and December 31, 2023, we did not receive any advanced payments from any of our customers to purchase CpG 1018 adjuvant. Our collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies for any past or future adjuvant orders, our ability to collect our own receivables may be adversely affected. For example, as of December 31, 2023, we had recorded an allowance for doubtful accounts of $12.3 million in connection with our accounts receivable balance due from Bio E, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to an amendment to the supply agreement with Bio E, and Bio E’s dependence on cash collections from the Government of India, which have been delayed significantly by the Government of India.
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
Prior to January 1, 2021, we had incurred losses in each year since we commenced operations in 1996. While we recognized revenue for the years ended December 31, 2021, 2022 and 2024, we recognized a net loss of $96.1 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $999.4 million.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S. and Germany, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including a Phase 1/2 clinical trial for shingles and additional clinical and manufacturing activities, including a Phase 2 clinical trial expected to initiate in the third quarter of 2025 for plague, in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline.
Sales of CpG 1018 adjuvant generated significant revenue during the COVID-19 pandemic, but we do not currently expect such revenues to continue in the long term, and we did not recognize any CpG 1018 adjuvant revenue in 2024 or during the three months ended March 31, 2025. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.

Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient, or any, revenues and our business will be harmed.
We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck, GlaxoSmithKline plc (“GSK”) and VBI Vaccines Inc. ("VBI"), and with vaccines from those companies as well as several additional established pharmaceutical companies who market abroad. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the U.S., the EU and the UK. Competition in European markets could affect our success or the success of our distributor in that market as well. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.
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
Even if we obtain regulatory approval for our product candidates, such as our U.S., EU and the UK approvals of HEPLISAV-B, and are able to commercialize them as we have with HEPLISAV-B, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.
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
Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and pricing, as well as coverage and reimbursement decisions, may not allow our future products to compete effectively with existing competitive products. Because we intend to offer products, if approved, that involve new technologies, the willingness of third-party payors to reimburse for our products is uncertain. We will have to charge a price for HEPLISAV-B or any other products we commercialize that is sufficient to enable us to recover our considerable investment in product development and our operating costs. Further, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, the current administration may be more skeptical of the safety and efficacy of vaccine products, which could lead to increased regulatory scrutiny and more restrictive coverage policies regarding our products and product candidates. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to achieve or maintain profitability, and such unavailability could harm our future prospects and reduce our stock price.
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
Our HEPLISAV-B regulatory approval in the U.S. is subject to certain post-marketing obligations and commitments to the FDA. For example, we were required to conduct an observational comparative study of HEPLISAV-B to Engerix-B to assess occurrence of acute myocardial infarction (“AMI”). This post-marketing study was initiated in August 2018 and concluded in November 2020. While the results of the study, announced in April 2021, indicated that there was no increased risk of AMI associated with vaccination with HEPLISAV-B compared to Engerix-B, we may be required to conduct further studies on HEPLISAV-B or our other product candidates in the future. Also, we received data from the autoimmune portion of our observational study, and the data indicated no association between HEPLISAV-B and any of the studied autoimmune diseases. In addition, we conducted a pregnancy registry study to provide information on outcomes following pregnancy exposure to HEPLISAV-B and submitted the information to the FDA in December 2023. In May 2024, the FDA released us from the post-marketing commitment related to the pregnancy registry study. Failure to complete any future post-marketing obligation to the satisfaction of the FDA could result in withdrawal of our biologics license application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. As we advance our pipeline, similar studies may be required for other candidates. The results of post-marketing studies may also result in additional warnings or precautions for the HEPLISAV-B label or labels of any future products, if authorized, or expose additional safety concerns that may result in product liability and withdrawal of a product or products from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.
Similar post-marketing obligations and commitments exist in the EU and the UK. For example, we are required to submit periodic safety update reports to the European Medicines Agency ("EMA") and the MHRA and to keep an up-to-date risk management plan that takes into account new information that may lead to a significant change in the risk/benefit profile of HEPLISAV-B. In addition, in accordance with our EU marketing authorization for HEPLISAV-B, HEPLISAV-B is subject to additional monitoring, meaning that it is monitored more intensively than other medicinal products. We may have similar obligations for future products if and when approved. Non-compliance with EU or the UK requirements regarding safety monitoring or pharmacovigilance can result in significant financial penalties.
In addition, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for HEPLISAV-B are subject to extensive and ongoing regulatory requirements in the U.S., the EU and the UK. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (“cGMP”), good clinical practices (“GCP”), International Conference on Harmonization guidelines, and good laboratory practices (“GLP”). If we are not able to meet and maintain regulatory compliance for HEPLISAV-B or any future product, if authorized, we may lose marketing approval and be required to withdraw our product. Withdrawal of our product would have a material adverse effect on our business.

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
If, as a result of the FDA’s inspections, it determines that the equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may not approve the product or may suspend the manufacturing operations. If the manufacturing operations of any of the suppliers for our products or product candidates are suspended, we may be unable to generate sufficient quantities of commercial or clinical supplies of product to meet market demand, which would harm our business. In addition, if delivery of material from our suppliers is interrupted for any reason, we might be unable to ship our approved product for commercial supply or to supply our products in development for clinical trials. Significant and costly delays can occur if the qualification of a new supplier is required. Similar requirements and procedures apply outside of the U.S.
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
For example, we are working to develop our CpG 1018 adjuvant as a premier vaccine adjuvant through research collaborations, partnerships and supply arrangements. Current relationships and efforts are focused on adjuvanted vaccines for COVID-19, plague and numerous other preclinical programs. For some of these relationships, our collaborators have primary responsibility for the development, conduct of clinical trials, and for seeking and obtaining regulatory approval of potential vaccines containing our adjuvant. We have limited or no control over our collaborators’ decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. In circumstances where our collaborators do not purchase as much adjuvant as we anticipate or they delay placing orders or taking certain deliveries, there can be a negative impact on our revenue recognition. If a collaborator fails to conduct collaborative activities successfully, the development and commercialization of a vaccine could be delayed or may not occur at all. Lastly, the ability of our collaborators to deliver, sell and collect on receivables is not guaranteed and this could, in turn, impact our own ability to collect receivables.
Until we are able to generate significant revenues or achieve profitability through product sales on a consistent basis, we may require substantial additional capital to finance our operations.
As of March 31, 2025, we had $661.3 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. While we recognized revenue for the years ended December 31, 2021, 2022 and 2024, we recorded a net loss of $96.1 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $999.4 million. We expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, our Convertible Notes and other securities we issue in the future may have rights senior to those of our common stock and could include covenants that restrict our operations.
Our ability to raise additional capital in the equity and debt markets, should we choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for our common stock, which itself is subject to a number of development and business risks and uncertainties, our creditworthiness and the uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. In addition, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. Adequate financing may not be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may need to significantly reduce our operations while we seek strategic alternatives, which could have an adverse impact on our ability to achieve our intended business objectives and the value of our stock.

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
For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of December 31, 2024 and March 31, 2025, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future.
We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S., the EU and the UK, requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
We may seek to introduce HEPLISAV-B, or any other product candidates we may develop, to various additional markets in or outside of the U.S., the EU and the UK. Developing, seeking regulatory approval for and marketing our product candidates in or outside of the U.S., the EU and the UK in jurisdictions where we don't currently have approval could impose substantial costs, impose burdens on our personnel, and divert management’s attention from domestic operations. International operations are subject to risk, including:
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

In the event that we determine to pursue commercialization of HEPLISAV-B outside the U.S., the EU and the UK, our opportunity will depend upon our receiving regulatory approval, which can be costly and time consuming, and there is a risk that one or more regulatory bodies may require that we conduct additional clinical trials and/or take other measures which will take time and require that we incur significant additional expense. In addition, we may not receive approval in one or more jurisdictions, even if we undertake these efforts.
The results of clinical trials conducted to support regulatory approval in one or more jurisdictions, and any failure or delay in obtaining regulatory approval in one or more jurisdictions, may have a negative effect on the regulatory approval process in other jurisdictions, including our existing regulatory approval in the U.S., the EU and UK. If we are unable to successfully manage our international operations, we may incur significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates, which would impair our ability to generate revenues.
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

Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs, reduce the competitiveness of our products and otherwise have a material adverse effect on our financial results, business and business prospects.*
The U.S. and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including pharmaceutical and biological products.
In April 2025, the U.S. government imposed a 10% baseline global tariff and a 125% tariff on goods imported into the U.S. from China, subject to various exemptions, including pharmaceuticals, in addition to a prior 20% tariff imposed on imports from China, while suspending the imposition of higher “reciprocal” tariffs on numerous other territories until July 2025.
The U.S. government has also specifically stated that the pharmaceutical industry will be exempt from tariffs. We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the U.S. subject to industry-specific tariffs, and the U.S. government has initiated a related investigation into the national security effects of imported pharmaceuticals and their ingredients. As such, we currently expect that the current pharmaceutical exemption will be short-lived and that such industry-specific pharmaceutical tariffs will be ultimately imposed by the U.S. government.
We rely on our facility in Düsseldorf, Germany and third parties to perform the multiple processes involved in manufacturing hepatitis B surface antigen for use in HEPLISAV-B, the manufacture and combination of the oligonucleotide with the antigens, and formulation, fill and finish. While we cannot at this time predict the ultimate impact of the proposed tariffs, or if they would apply to transactions between a parent company and its foreign subsidiary, we anticipate that that our margins could be adversely affected beginning as early as fiscal 2026, depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain and could be significant.
Such tariffs may result in additional costs on our business, including costs with respect to the items mentioned above upon which our business depends and may generally increase our manufacturing costs. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers impacting HEPLISAV-B, which could impose additional costs and complexity on our business, including with respect to our planned commercialization of HEPLISAV-B.
Further, the continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers as well as ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing international trade agreements, have had and may continue to have a generally disruptive impact on the global economy and, therefore, could negatively impact revenues from sales of HEPLISAV-B. Given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results is uncertain and could be significant in the future. In any event, further trade restrictions and export regulations, or new or increased tariffs, including further retaliatory measures, could increase our supply chain complexity and our manufacturing costs, decrease our gross margins, reduce the competitiveness of HEPLISAV-B, or restrict our ability to sell HEPLISAV-B in the EU or in other international markets where we may obtain approval of HEPLISAV-B, or restrict or increase our costs to purchase necessary equipment and supplies. Any of these factors could have a material adverse effect on our financial results, business and business prospects.
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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
Outside the U.S., an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU’s General Data Protection Regulation (“EU GDPR”), the UK’s General Data Protection Regulation (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Regulators in the U.S. are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and U.S. Government-Related Data by Countries of Concern. Outside the U.S., certain jurisdictions have enacted data localization and cross-border data transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the European Economic Area ("EEA") and the UK have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy and data security laws they believe not to offer an adequate level of protection.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the U.S. in compliance with law, such as the EU and UK’s standard contractual clauses, the U.K.’s International Data Transfer Agreement/Addendum and the EU-U.S. Data Privacy Framework and the U.K. extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If we are unable to implement a legal mechanism to ensure that our transfers of personal data from the EEA or the U.K. are lawful, we could face adverse consequences, including increased exposure to regulatory actions, substantial fines and penalties and injunctions against processing or transferring personal data, and could be required to increase our data processing capabilities in the EEA, the U.K. or elsewhere at significant expense. Restrictions on our ability to transfer personal data from the EEA, the U.K. or elsewhere could impact our clinical trial activities in the EEA or the U.K. and limit our ability to collaborate with CROs and other third parties.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or misrepresentative of our practices, we may face adverse consequences, which may include but are not limited to, governmental enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-related claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, civil and criminal liability and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to interruptions or stoppages in business operations (including our clinical trials), inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, or revision or restructuring of our operations.
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
For instance, in the EU, the second Network and Information Security Directive (Directive (EU) 2022/2555, “NIS2”) entered into force on 17 January 2023 and had to be transposed into the national law of each Member State by 17 October 2024. NIS2 creates a specific legal framework for the resilience and incident response capabilities of entities operating in 18 sectors, including the health sector. As a result, companies in scope are obligated to maintain robust network and information systems security measures and report any significant incidents that might impact their operations.

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
We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. For example, the ACA, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. There have been executive, legal and political challenges and amendments to certain aspects of ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is unclear how any such challenges and additional healthcare reform measures by the current administration will impact the ACA and our business.

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
Also, there has been heightened governmental scrutiny recently in the U.S. over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain biologics covered under Medicare that have been on the market for at least 11 years (the “Medicare Drug Price Negotiation Program”) and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenge. On August 15, 2024, HHS announced the agreed upon price list of the first ten drugs that were subject to price negotiations, which take effect in January 2026. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In some cases, such legislation and regulations have been designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the U.S. or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
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
We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business. However, in the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, particularly in light of the recent U.S. Presidential and Congressional elections and other equivalent foreign systems, some of which could further limit coverage and reimbursement of products, including our product candidates. For example, the current administration may be more skeptical of the safety and efficacy of vaccine products, which could lead to increased regulatory scrutiny and more restrictive coverage policies regarding our products and product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
Our HEPLISAV-B vaccine and CpG 1018 adjuvant have no composition of matter patent protection in the U.S. or elsewhere. We must therefore rely primarily on the protection afforded by method of use patent claims relating to HEPLISAV-B vaccine and the use of CpG 1018 adjuvant in vaccines, and trade secret protection and confidentiality and other agreements to protect our interests in proprietary know-how related to HEPLISAV-B vaccine and CpG 1018 adjuvant. We have three issued U.S. patents relating to certain uses of HEPLISAV-B that are projected to expire in 2032. We have filed patent applications claiming compositions and methods of use of CpG 1018 adjuvant for COVID-19 and other vaccines, but we cannot provide any assurances that we will receive an issued patent for any of these patent applications or that, if issued, any of these patents will provide adequate protection for any intended use of CpG 1018 adjuvant in vaccines. In addition, we are or may be subject to co-ownership of the underlying intellectual property with our collaborators and, therefore, may not be the sole owner and be in a position to diligently control patent prosecution, or enforce our rights. If we are unable to adequately obtain patent protection or enforce our other proprietary rights relating to CpG 1018 adjuvant, we may be unable to realize any recurring commercial benefit from the development of a vaccine containing CpG 1018 adjuvant, and we may not have the ability to prevent others from developing or commercializing a vaccine containing CpG 1018 adjuvant.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications are due to be paid to the U.S. Patent and Trademark Office and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdictions, and in such an event, our competitors might be able to enter the market.
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
Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of March 31, 2025, we had $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

There can be no assurance with respect to the number of shares of our common stock repurchased under the share repurchase program or that our share repurchase program will provide the benefits anticipated.
In November 2024, our Board of Directors authorized a share repurchase program (the "Repurchase Program") to repurchase up to $200.0 million worth of our common stock, subject to market conditions, approximately $71.2 million of which remained authorized for future repurchases as of March 31, 2025. We can provide no assurance with respect to the final number of shares of our common stock that might be repurchased under the Repurchase Program or that our Repurchase Program will provide the benefits anticipated, and it may not prove to be the best use of our cash. The Repurchase Program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will reduce our cash reserves.

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

Our business could be negatively affected as a result of the pending proxy contest or other actions by activist stockholders.*

A group of our stockholders, including Deep Track Capital, LP, Deep Track Biotechnology Master Fund, Ltd. and David Kroin, has notified us of its intention to nominate four candidates for election to our Board of Directors at the 2025 Annual Meeting of Stockholders and engage in a proxy contest in support of their candidates and in opposition to the Board of Directors’ four nominees. A proxy contest or other actions by activist stockholders could have a material adverse effect on us for the following reasons:
•Such stockholders may attempt to effect changes in our governance and strategic direction or to acquire control over the Board of Directors or our company;
•While we welcome the opinions of all stockholders, responding to proxy contests and other actions by activist stockholders is likely to be costly and time-consuming, disrupt our operations, and potentially divert the attention of our Board of Directors, management team and other employees away from their regular duties and the pursuit of our business strategies and opportunities to enhance stockholder value;
•Perceived uncertainties as to our future direction as a result of potential changes to the composition of the Board of Directors may lead to the perception of a change in the strategic direction of the business, instability or lack of continuity, which may cause concern to our existing or potential partners, employees and stockholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to timely initiate or advance clinical trials; and may make it more difficult to attract and retain qualified personnel and partners;
•Claims made by activist stockholders in connection with a proxy contest or otherwise may harm our reputation, damage our relations with customers, employees, partners and other business relations such as suppliers, or otherwise impair our business; and
•Proxy contests and other actions by activist stockholders could cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Risks Related to Our Outstanding Convertible Notes
Servicing our Convertible Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $265.2 million in Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to generate or raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.
Holders of each series of the Convertible Notes will have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Convertible Notes), in each case, at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. Moreover, we will be required to repay the Convertible Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefore or pay cash with respect to Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing the Convertible Notes or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture governing the Convertible Notes would constitute a default under the relevant indenture. A default under either indenture governing the Convertible Notes or the occurrence of a fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing the Convertible Notes could constitute an event of default under any agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*
As of April 1, 2025, the holders of our 2026 Notes are entitled to convert their 2026 Notes at any time during the second quarter of fiscal 2025 at their option, as described in the applicable indenture governing the 2026 Notes. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*
The conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. As of April 1, 2025, the holders of our 2026 Notes are entitled to convert their 2026 Notes at any time during the second quarter of fiscal 2025 at their option, as described in the applicable indenture governing the 2026 Notes. Upon conversion of either series of Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
Certain provisions in the indentures governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indentures governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures governing the Convertible Notes will each require us, subject to certain exceptions, to repurchase such Convertible Notes for cash upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Convertible Notes) and, in certain circumstances, to increase the conversion rate of the applicable series of Convertible Notes for a holder that converts such Convertible Notes in connection with a make-whole fundamental change (as defined in the applicable indenture governing the Convertible Notes). A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.
The Capped Calls may affect the value of the Convertible Notes and our common stock.*
In connection with the issuance of the 2026 Notes, we entered into capped call option transactions with the option counterparties totaling $27.2 million (the "Capped Calls") in 2021. The Capped Calls cover, subject to customary adjustments under the terms of the Capped Calls, the number of shares of common stock that initially underlie the Capped Calls. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the 2026 Notes, subject to a cap based on the cap price. As part of the Refinancing Transaction completed in March 2025, we unwound a portion of the Capped Calls and received $46.6 million in cash. Following the partial unwind, Capped Calls covering approximately 3,841,222 shares of common stock remain outstanding as of March 31, 2025.
In connection with establishing their initial hedges of the Capped Calls, we have been advised that the option counterparties and/or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2026 Notes. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the 2026 Notes and prior to the maturity of the 2026 Notes (and are likely to do so on each exercise date of the Capped Calls, which are expected to occur during the 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of the 2026 Notes, or following any termination of any portion of the Capped Calls in connection with any repurchase, redemption or early conversion of the 2026 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2026 Notes.
We are subject to counterparty risk with respect to the capped call option transactions.
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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In November 2024, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) allowing us to repurchase up to $200.0 million worth of our common stock. On November 8, 2024, we entered into an accelerated share repurchase agreement (the "ASR Agreement") with Goldman Sachs & Co. LLC ("Goldman") to repurchase an aggregate amount of $100.0 million of our common stock. Under the ASR agreement, we made an aggregate upfront payment of $100.0 million to Goldman and received an aggregate initial delivery of 6,149,116 shares of our common stock on November 12, 2024, representing approximately 80% of the total shares that would be repurchased under the ASR Agreement measured based on the closing price of our common stock on November 8, 2024.
The ASR was completed on February 11, 2025, and upon final settlement, we received an additional 1,771,422 shares of our common stock, bringing the total number of shares repurchased under the ASR Agreement to 7,920,538. The final number of shares repurchased was determined based on the average of the daily VWAP per share of our common stock during the repurchase period, subject to adjustments pursuant to the terms and conditions of the ASR Agreement.
In addition to the shares repurchased under the ASR Agreement, during the three months ended March 31, 2025, we repurchased 1,539,589 shares of our common stock for an aggregate purchase price of approximately $20.8 million through open market transactions under the Repurchase Program. These repurchases were made in accordance with Rule 10b-18 under the Exchange Act and were funded using cash on hand.
In connection with the Refinancing Transaction completed on March 13, 2025, we repurchased an additional 569,560 shares of our common stock for approximately $8.0 million in privately negotiated transactions at a price per share of $14.01 (See Note 7).
The following table provides information with respect to the shares of common stock repurchased by us during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program (Dollars in millions) (1)
January 1, 2025 - January 31, 2025	-	$-	-	$100.0
February 1, 2025 - February 28, 2025 (2)	2,503,611	$11.86	2,503,611	$90.3
March 1, 2025 - March 31, 2025	1,376,960	$13.86	1,376,960	$71.2
Total	3,880,571	$12.57	3,880,571
(1)Includes transaction fees and excludes excise taxes incurred on share repurchases.
(2)The average price paid per share of $11.86 during February 1, 2025 to February 28, 2025 includes $20.0 million allocated to the additional 1,771,422 shares received in February upon final settlement of the ASR Agreement, which amount was included in the $100 million upfront payment made in 2024.
ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.             MINE SAFETY DISCLOSURES
None.
ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation`	3.1	S-1/A	February 5, 2004	333-109965
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 4, 2010	001-34207
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.1	8-K	January 5, 2011	001-34207
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	3.6	8-K	May 30, 2013	001-34207
3.5	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	November 10, 2014	001-34207
3.6	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	June 2, 2017	001-34207
3.7	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	July 31, 2017	001-34207
3.8	Certificate of Amendment of the Sixth Amended and Restated Certificate of Incorporation	3.1	8-K	May 29, 2020	001-34207
3.9	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on October 29, 2024	3.1	8-K	October 29, 2024	001-34207
3.10	Amended and Restated Bylaws	3.8	10-Q	November 6, 2018	001-34207
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, and 3.10
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.4	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
4.5	Rights Agreement, dated as of October 28, 2024, between Company and Computershare Trust Company, N.A., which includes the form of Amended and Restated Certificate of Designation as Exhibit A and the form of Right Certificate as Exhibit B	4.1	8-K	October 29, 2024	001-34207
4.6	Indenture, dated as of March 13, 2025, between Company and U.S. Bank Trust Company, National Association, as Trustee	4.1	8-K	March 13, 2025	001-34207
4.7	Form of 2.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.6)	4.2	8-K	March 13, 2025	001-34207

10.1^	Supply Agreement, dated February 10, 2025, between Company and West Pharmaceutical Services, Inc.	10.30	10-K	February 20, 2025	001-34207
10.2	Form of Exchange and Subscription Agreement	10.1	8-K	March 6, 2025	001-34207
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: May 6, 2025	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)