Form 10-Q
period 2025-06-30
DYNAVAX TECHNOLOGIES CORP
filed 2025-08-07
CIK 1029142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 4, 2025, the registrant had outstanding 117,267,482 shares of common stock.

INDEX
DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration, distribution and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate that stems from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, our ability to advance our other product candidates, such as our shingles, plague and pandemic influenza programs, and to otherwise develop and expand our clinical research pipeline, including our Lyme disease program, expected timing of IND filing, initiation and completion of clinical trials and expected timing for data readouts, our ability to meet regulatory requirements, including post-marketing obligations and commitments, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs (including our ability to collect on accounts receivables), anticipated future revenue, as well as our plans, objectives, strategies, expectations and intentions for our business. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject.
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$99,101	$95,883
Marketable securities available-for-sale	514,628	617,951
Accounts receivables, net of allowance for doubtful accounts of $12,313 at June 30, 2025 and December 31, 2024, respectively	70,699	45,281
Other receivables	2,646	1,625
Inventories	75,687	70,054
Prepaid expenses and other current assets	22,951	18,147
Total current assets	785,712	848,941
Property and equipment, net	45,610	39,001
Operating lease right-of-use assets	20,314	21,608
Goodwill	2,200	1,946
Other assets, net of allowance for doubtful accounts of $10,970 at June 30, 2025	64,613	74,760
Total assets	$918,449	$986,256
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,702	$9,061
Accrued research and development	5,459	4,310
Accrued liabilities	65,952	61,066
Convertible Notes, current portion, net of debt discount of $188 at June 30, 2025 (Note 7)	40,020	-
Other current liabilities	4,097	4,197
Total current liabilities	118,230	78,634
Convertible Notes, net of debt discount of $4,248 and $1,646 at June 30, 2025 and December 31, 2024, respectively (Note 7)	220,752	223,854
Long-term portion of lease liabilities	24,726	26,388
CEPI accrual long-term (Note 6)	60,337	60,337
Other long-term liabilities	242	244
Total liabilities	424,287	389,457
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at June 30, 2025 and December 31, 2024; zero shares outstanding at June 30, 2025 and December 31, 2024	-	-
Common stock: $0.001 par value, 278,000 shares authorized at June 30, 2025 and December 31, 2024; 117,230 shares and 125,450 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	117	125
Additional paid-in capital	1,474,046	1,504,671
Accumulated other comprehensive income (loss)	652	(4,722)
Accumulated deficit	(980,653)	(903,275)
Total stockholders’ equity	494,162	596,799
Total liabilities and stockholders’ equity	$918,449	$986,256
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$91,872	$70,188	$156,831	$118,032
Other revenue	3,570	3,607	6,775	6,552
Total revenues	95,442	73,795	163,606	124,584
Operating expenses:
Cost of sales - product	14,035	11,985	27,804	22,952
Research and development	16,619	14,950	35,996	28,478
Selling, general and administrative	50,359	41,662	98,037	85,727
Bad debt expense	—	—	10,970	—
Total operating expenses	81,013	68,597	172,807	137,157
Income (loss) from operations	14,429	5,198	(9,201)	(12,573)
Other income (expense):
Interest income	6,798	9,201	14,537	18,668
Interest expense	(1,641)	(1,698)	(3,333)	(3,393)
Sublease income	2,226	2,205	4,452	603
Loss on debt extinguishment	—	—	(82,095)	—
Other (loss) income	(596)	—	(1,019)	103
Net income (loss) before income taxes	21,216	14,906	(76,659)	3,408
Provision for income taxes	(2,495)	(3,520)	(719)	(743)
Net income (loss)	$18,721	$11,386	$(77,378)	$2,665
Net income (loss) per share attributable to common stockholders
Basic	$0.16	$0.09	$(0.63)	$0.02
Diluted	$0.14	$0.08	$(0.63)	$0.02
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	119,317	130,916	122,079	130,551
Diluted	138,356	154,468	122,079	133,582
See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income (loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$18,721	$11,386	$(77,378)	$2,665
Other comprehensive income (loss), net of tax:
Change in unrealized gain or loss on marketable securities available-for-sale	(443)	(289)	(78)	(1,746)
Cumulative foreign currency translation adjustments	3,739	(249)	5,452	(1,057)
Total other comprehensive income (loss)	3,296	(538)	5,374	(2,803)
Total comprehensive income (loss)	$22,017	$10,848	$(72,004)	$(138)
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock
Three Months Ended June 30, 2025	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at March 31, 2025	123,697	$124	-	$-	$1,532,835	$(2,644)	$(999,374)	$530,941
Issuance of common stock upon exercise of stock options	53	-	-	-	235	-	-	235
Issuance of common stock upon release of restricted and performance stock awards, net of statutory tax withholdings	76	-	-	-	(421)	-	-	(421)
Repurchase of common stock inclusive of excise tax (Note 11)	(6,596)	(7)	-	-	(71,582)	-	-	(71,589)
Stock compensation expense	-	-	-	-	12,979	-	-	12,979
Total other comprehensive income	-	-	-	-	-	3,296	-	3,296
Net income	-	-	-	-	-	-	18,721	18,721
Balances at June 30, 2025	117,230	$117	-	$-	$1,474,046	$652	$(980,653)	$494,162

Six Months Ended June 30, 2025
Balances at December 31, 2024	125,450	$125	-	$—	$1,504,671	$(4,722)	$(903,275)	$596,799
Issuance of common stock upon exercise of stock options	723	1	-	-	6,738	-	-	6,739
Issuance of common stock upon release of restricted and performance stock awards, net of statutory tax withholdings	1,445	2	-	-	(11,562)	-	-	(11,560)
Issuance of common stock under Employee Stock Purchase Plan	89	-	-	-	835	-	-	835
Repurchase of common stock inclusive of excise tax (Note 11)	(10,477)	(11)	-	-	(100,624)	-	-	(100,635)
Unwind of capped call options (Note 7)	-	-	-	-	46,554	-	-	46,554
Stock compensation expense	-	-	-	-	27,434	-	-	27,434
Total other comprehensive income	-	-	-	-	-	5,374	-	5,374
Net loss	-	-	-	-	-	-	(77,378)	(77,378)
Balances at June 30, 2025	117,230	$117	-	$—	$1,474,046	$652	$(980,653)	$494,162

	Common Stock		Preferred Stock
Three Months Ended June 30, 2024	Shares	Par Amount	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at March 31, 2024	130,859	$131	-	$-	$1,562,027	$(4,373)	$(939,305)	$618,480
Issuance of common stock upon exercise of stock options	54	-	-	-	419	-	-	419
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	71	-	-	-	(416)	-	-	(416)
Stock compensation expense	-	-	-	-	13,518	-	-	13,518
Total other comprehensive loss	-	-	-	-		(538)	-	(538)
Net income	-	-	-	-	-	-	11,386	11,386
Balances at June 30, 2024	130,984	$131	-	$-	$1,575,548	$(4,911)	$(927,919)	$642,849

Six Months Ended June 30, 2024
Balances at December 31, 2023	129,530	$130	-	$—	$1,554,634	$(2,108)	$(930,584)	$622,072
Issuance of common stock upon exercise of stock options	294	-	-	-	2,054	-	-	2,054
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	1,066	1	-	-	(8,576)	-	-	(8,575)
Issuance of common stock under Employee Stock Purchase Plan	94	-	-	-	904	-	-	904
Stock compensation expense	-	-	-	-	26,532	-	-	26,532
Total other comprehensive loss	-	-	-	-	-	(2,803)	-	(2,803)
Net income	-	-	-	-	-	-	2,665	2,665
Balances at June 30, 2024	130,984	$131	-	$—	$1,575,548	$(4,911)	$(927,919)	$642,849
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net (loss) income	$(77,378)	$2,665
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,415	2,259
Amortization of right-of-use assets	1,660	1,668
Inventory write off	3,976	1,264
Sublease termination loss (Note 5)	-	4,765
Accretion of discounts on marketable securities	(3,835)	(8,465)
Stock-based compensation expense	27,434	26,532
Bad debt expense (Note 6)	10,970	-
Non-cash interest expense	3,333	574
Loss on debt extinguishment	82,095	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(26,439)	(18,097)
Inventories	(9,609)	(10,436)
Prepaid expenses and other current assets	(5,595)	(6,391)
Accounts payable	(6,503)	(569)
Lease liabilities	(2,152)	(2,109)
Accrued and other liabilities	3,420	374
Net cash provided by (used in) operating activities	3,792	(5,966)
Investing activities
Purchases of marketable securities	(111,793)	(326,121)
Proceeds from maturities and redemption of marketable securities	218,875	301,713
Purchases of property and equipment, net	(5,380)	(1,528)
Net cash provided by (used in) investing activities	101,702	(25,936)
Financing activities
Proceeds from issuance of Convertible Notes (Note 7)	39,708	-
Payment for debt issuance costs (Note 7)	(4,500)	-
Payments for debt extinguishment (Note 7)	(80,938)	-
Proceeds from unwind of capped call options (Note 7)	46,554	-
Payments for repurchase of common stock (Note 11)	(100,635)	-
Proceeds from exercise of stock options	6,738	2,054
Proceeds from Employee Stock Purchase Plan	835	904
Payments for taxes related to net share settlement of restricted and performance stock units	(11,562)	(8,576)
Net cash used in financing activities	(103,800)	(5,618)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1,558	(265)
Net increase (decrease) in cash and cash equivalents, and restricted cash	3,252	(37,785)
Cash and cash equivalents, and restricted cash at beginning of period	96,154	150,556
Cash and cash equivalents, and restricted cash at end of period	$99,406	$112,771
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$2,150	$2,963
Cash paid during the period for interest	$2,021	$2,819
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$1,700	$574
See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) is a commercial stage biopharmaceutical company developing and commercializing innovative vaccines to help protect the world against infectious diseases. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved in the United States ("U.S."), the European Union ("EU") and the United Kingdom ("UK") for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. We do not currently market HEPLISAV-B outside the U.S.
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
Additionally, we manufacture and have in the past supplied CpG 1018 adjuvant through both commercial supply agreements, and through preclinical and clinical research collaborations with third-party organizations.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three and six months ended June 30, 2025.
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

Recurring Fair Value Measurements
The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets
Money market funds	$83,878	$-	$-	$83,878
U.S. treasuries	-	260,847	-	260,847
U.S. government agency securities	-	126,158	-	126,158
Corporate debt securities	-	127,623	-	127,623
Total assets	$83,878	$514,628	$-	$598,506

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets
Money market funds	$83,726	$-	$-	$83,726
U.S. treasuries	-	199,879	-	199,879
U.S. government agency securities	-	158,871	-	158,871
Corporate debt securities	-	259,201	-	259,201
Total assets	$83,726	$617,951	$-	$701,677
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

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$99,101	$95,883	$112,501	$150,279
Restricted cash (1)	305	271	270	277
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$99,406	$96,154	$112,771	$150,556
(1)Restricted cash is included in "Other assets" in the Condensed Consolidated Balance Sheets.
Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (see Note 5).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
June 30, 2025
Cash and cash equivalents:
Cash	$15,223	$-	$-	$15,223
Money market funds	83,878	-	-	83,878
Total cash and cash equivalents	99,101	-	-	99,101
Marketable securities available-for-sale:
U.S. treasuries	260,496	466	(115)	260,847
U.S. government agency securities	126,065	165	(72)	126,158
Corporate debt securities	127,545	150	(72)	127,623
Total marketable securities available-for-sale	514,106	781	(259)	514,628
Total cash and cash equivalents, and marketable securities	$613,207	$781	$(259)	$613,729
December 31, 2024
Cash and cash equivalents:
Cash	$12,157	$-	$-	$12,157
Money market funds	83,726	-	-	83,726
Total cash and cash equivalents	95,883	-	-	95,883
Marketable securities available-for-sale:
U.S. treasuries	199,741	460	(322)	199,879
U.S. government agency securities	158,605	486	(220)	158,871
Corporate debt securities	259,004	418	(221)	259,201
Total marketable securities available-for-sale	617,350	1,364	(763)	617,951
Total cash and cash equivalents, and marketable securities	$713,233	$1,364	$(763)	$713,834
The maturities of our marketable securities available-for-sale are as follows (in thousands):

	June 30, 2025
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$396,906	$397,333
Mature after one year through two years	117,200	117,295
	$514,106	$514,628
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
There were no realized gains or losses from the sale of marketable securities during the three and six months ended June 30, 2025 and 2024. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During the three and six months ended June 30,

2025, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of June 30, 2025. As such, there have been no declines in fair value that have been identified as a credit-related impairment.
4. Inventories
The following table presents inventories (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$36,755	$42,639
Work-in-process	27,837	14,569
Finished goods	11,095	12,846
Total inventories	$75,687	$70,054
During the six months ended June 30, 2025, we recorded approximately $3.4 million in Cost of sales - product primarily related to yield loss during the production process. During the six months ended June 30, 2024, we recorded approximately $1.3 million in Cost of sales - product related to one manufacturing batch that did not meet approved release specifications.
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
Our lease-related amounts are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$1,436	$1,496	$2,863	$2,912
Cash paid for lease liabilities (1)	$1,803	$1,904	$3,660	$3,778
Sublease income (2)	$2,226	$2,205	$4,452	$603
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
The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,067	$4,175
Long-term portion of lease liabilities	24,726	26,388
Total operating lease liabilities	$28,793	$30,563

As of June 30, 2025, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2025 (remaining)	$3,064	$3,658
2026	6,342	6,591
2027	6,564	6,535
2028	6,794	6,520
2029	7,031	6,423
Thereafter	9,160	8,760
Total	$38,955	38,487
Less:
Present value adjustment		(9,694)
Total		$28,793
The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term	5.3 years	5.9 years
Weighted average discount rate	9.5%	10.1%
Commitments
We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of June 30, 2025, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $79.1 million, which are expected to be paid through 2029.
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
Through June 30, 2025, we received Advance Payments from CEPI totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million has been repaid by us and $47.4 million was forgiven by CEPI in connection with our Biological E Limited (“Bio E”) Supply Agreement dated July 2021 (the “Bio E Supply Agreement”), as amended. As of June 30, 2025, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the CpG 1018 Materials we sold pursuant to the Clover Supply Agreement (as defined and discussed below).
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
During the six months ended June 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the Global Alliance for Vaccines and Immunization (“GAVI”) of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
The $11.0 million allowance for doubtful accounts represents the portion of Clover's contract asset that is incremental to the amounts which were directly funded using the Advance Payments from CEPI of approximately $60.3 million to manufacture the corresponding CpG 1018 Materials.
Accordingly, the contract asset balance associated with Clover was $60.3 million as of June 30, 2025, compared to $71.3 million as of December 31, 2024. The contract asset was included in other assets (non-current) and represents amounts due from Clover that we expect to become payable more than twelve months after June 30, 2025.

Advance Payments from CEPI of $60.3 million are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of June 30, 2025. We are only obligated to repay these Advance Payments to CEPI if, and to the pro rata extent, of our receipt from Clover of their payment for the corresponding CpG 1018 Materials. Pursuant to the terms of the Clover Supply Agreement, we intend to continue to pursue collection of the full $71.3 million due from Clover. Of this amount, $60.3 million will be payable to CEPI upon the occurrence of the applicable payment trigger events described above, whichever occurs first.
Biological E. Limited
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”). The Bio E Amendment No. 3 provides for additional future payment of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in future payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. These additional amounts are not considered collectible until the achievement of these future milestones. As of June 30, 2025, these future milestones have not been achieved and, as a result, we had no net accounts receivable balance from Bio E.
In 2023, we recorded an allowance for doubtful accounts of $12.3 million, which was determined by assessing changes in Bio E’s credit risk and Bio E's dependence on cash collections from the Government of India, which have been delayed and significantly reduced in connection with the overall reduction in demand for CORBEVAX from the Government of India.
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
We recognized revenue of $3.3 million and $6.2 million from our agreement with the DoD for the three and six months ended June 30, 2025, respectively. We recognized revenue of $3.6 million and $6.4 million from our agreement with the DoD for the three and six months ended June 30, 2024, respectively. Revenue from our agreement with the DoD is included in other revenue in our condensed consolidated statements of operations.
7. Convertible Notes
Refinancing Transaction
On March 13, 2025 (the "Settlement Date"), we entered into privately negotiated exchange and subscription agreements (the "Exchange Agreements") with certain holders of our outstanding 2.50% Convertible Senior Notes due 2026 (the "2026 Notes") and one new investor. Pursuant to the Exchange Agreements, we issued $225.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2030 (the "2030 Notes," and together with the 2026 Notes, the "Convertible Notes"), consisting of (i) approximately $185.3 million issued in exchange for a corresponding principal amount of 2026 Notes, and (ii) approximately $39.7 million of 2030 Notes issued to existing holders of the 2026 Notes and a new investor (the "Refinancing Transaction").
Following the completion of the Refinancing Transaction, the total principal balance of our outstanding convertible notes as of June 30, 2025, was $265.2 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes.
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
The Refinancing Transaction was accounted for as an extinguishment of debt under ASC 470-50-40, which requires that the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized in the statement of operations. Accordingly, we recognized a loss on debt extinguishment of $82.1 million, which is included in other income (expense) in the condensed consolidated statements of operations for the six months ended June 30, 2025. Approximately $4.5 million in debt issuance costs were capitalized and will be amortized over the term of the 2030 Notes.
Convertible Notes Summary
The following table summarizes key details of the 2026 Notes and 2030 Notes:

Senior Convertible Notes	Offering Completion Date	Stated Interest Rate	Aggregate Principal Amount Issued (in millions)	Aggregate Principal Amount Outstanding (in millions)	Maturity Date	Net Proceeds (1) (in millions)	Initial Conversion Rate (shares) (2) (per $1,000 principal amount)	Initial Conversion Price (per share) (3)	Settlement Methods (4)
2026 Notes	May 2021	2.50%	$225.5	$40.2	May 15, 2026	$219.8	95.5338	$10.47	Cash and/or shares
2030 Notes	March 2025	2.00%	$225.0	$225.0	March 15, 2030	$220.5	54.9058	$18.21	Cash and/or shares
(1)Net proceeds are calculated by deducting debt issuance costs directly related to the transaction from the aggregate principal amount of the applicable series of notes.
(2)Subject to adjustments as defined in the applicable indentures.
(3)In connection with the 2026 Notes, we entered into capped call options. The cap price of the capped call options was initially $15.80 per share, subject to certain adjustments under the terms of the capped call options.
(4)The 2026 Notes and 2030 Notes may be settled in cash, shares of our common stock, or a combination thereof, solely at our election.
Convertible Senior Notes due 2026
Following the Refinancing Transaction, the remaining principal balance of our 2026 Notes is $40.2 million as of June 30, 2025. These remaining 2026 Notes carry an unamortized debt discount of approximately $0.2 million as of June 30, 2025, which will continue to be amortized to interest expense over the remaining term using the effective interest method.
The 2026 Notes are general unsecured obligations and accrue interest at a rate of 2.50% per annum payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The 2026 Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date. As of June 30, 2025, we reclassified the remaining principal balance of our 2026 Notes totaling $40.2 million from long-term liabilities to current liabilities as the notes mature within 12 months of the reporting date.
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
Since we have the option to settle conversions of the 2026 Notes in cash, shares of our common stock, or a combination of both, we continued to classify the 2026 Notes as long-term debt on our condensed consolidated balance sheets as of June 30, 2025.
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
As of June 30, 2025, the 2026 Notes were recorded at the aggregate principal amount of $40.2 million less unamortized issuance costs of $0.2 million as a current liability on the condensed consolidated balance sheets. As of June 30, 2025, the fair value of the 2026 Notes was $45.1 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 3.1%.
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
The 2030 Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 54.9058 shares of our common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $18.21 per share of our common stock. The 2030 Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2029, only under the following circumstances:
•During any calendar quarter commencing after the calendar quarter ending on June 30, 2025 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
Since we have the option to settle conversions of the 2030 Notes in cash, shares of our common stock, or a combination of both, we classified the 2030 Notes as long-term debt on our condensed consolidated balance sheets as of June 30, 2025.
We may redeem for cash all or any portion of the 2030 Notes (subject to the partial redemption limitation described in the indenture governing the 2030 Notes), at our option, on or after March 20, 2028, and prior to the 26th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
As of June 30, 2025, the 2030 Notes were recorded at the aggregate principal amount of $225.0 million less unamortized issuance costs of $4.5 million as a long-term liability on our condensed consolidated balance sheets. As of June 30, 2025, the fair value of the 2030 Notes was $204.6 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the 2030 Notes at an effective interest rate of 2.4%.
The following table presents the components of interest expense related to our Convertible Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated coupon interest	$1,376	$1,409	$2,780	$2,818
Amortization of debt issuance cost	265	289	$553	$575
Total interest expense	$1,641	$1,698	$3,333	$3,393
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
As part of the Refinancing Transaction completed in March 2025, we unwound a portion of the Capped Calls. As part of the unwind, we received $46.6 million in cash, which was used to partially fund the cash payment associated with the Refinancing Transaction and the repurchase of our common stock. As of June 30, 2025, following the partial unwind, Capped Calls covering approximately 3,841,222 shares of common stock remain outstanding.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$95,442	$73,795	$163,606	$124,584
Less (add) (1):
Cost of sales - product	14,035	11,985	27,804	22,952
Research and development	16,619	14,950	35,996	28,478
Selling and marketing	23,838	24,359	48,408	49,799
General and administrative	26,521	17,303	49,629	35,928
Other segment items (2)	(4,292)	(6,188)	79,147	(15,238)
Segment income (loss) (3)	$18,721	$11,386	$(77,378)	$2,665
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items includes the net of: bad debt expense, interest income, interest expense, sublease income, loss on debt extinguishment, other expenses, and provision for income taxes, as presented on the face of our condensed consolidated statements of operations.
(3)Net income (loss) is our reported measure of segment profit or loss.
9. Revenue Recognition
Disaggregation of Revenues
The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$90,250	$1,622	$91,872	$68,988	$1,200	$70,188
Total product revenue, net	90,250	1,622	91,872	68,988	1,200	70,188
Other revenue	3,317	253	3,570	3,598	9	3,607
Total revenues	$93,567	$1,875	$95,442	$72,586	$1,209	$73,795

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$155,209	$1,622	$156,831	$115,685	$2,347	$118,032
Total product revenue, net	155,209	1,622	156,831	115,685	2,347	118,032
Other revenue	6,164	611	6,775	6,400	152	6,552
Total revenues	$161,373	$2,233	$163,606	$122,085	$2,499	$124,584
Revenues from Major Customers and Collaboration Partners
HEPLISAV-B product sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include integrated delivery networks, retail pharmacies, independent hospitals and clinics, public health clinics and prisons, the Department of Defense, and the Department of Veterans Affairs.

In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. In the second quarter of 2025, the commercialization agreement was not renewed. Bavarian Nordic will retain the distribution rights for HEPLISAV-B in Germany through April 2026, after which Dynavax will regain the commercialization rights. We do not currently market HEPLISAV-B outside the U.S.
The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B net product revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Largest customer	27%	28%	29%	28%
Second largest customer	20%	22%	20%	21%
Third largest customer	20%	18%	19%	18%
Contract Balances
The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the six months ended June 30, 2025 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments (3)	Balance at End of Period
Six months ended June 30, 2025:
Accounts receivable reserves (1)	$9,317	$43,813	$(41,519)	$(178)	$11,433
Revenue reserve accruals (2)	$31,479	$29,739	$(23,103)	$(10,808)	$27,307
(1)Reserves are for chargebacks, discounts and other fees.
(2)Accruals are for returns, rebates and other fees.
(3)Adjustments for $10.8 million in connection to revenue reserve accruals primarily result from a change in estimate for product returns.
When we perform services under our agreement with the DoD, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 6 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Six months ended June 30, 2025
Contract asset, included in other current assets (1)	$351	$6,164	$(3,872)	$2,643
Contract asset, included in other assets (long term) (2)	$71,307	$—	$(10,970)	$60,337
(1)The $2.6 million contract asset is derived from our agreement with the DoD.
(2)The Clover contract asset was included in non-current assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. During the six months ended June 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. See Note 6 for further discussion.
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

The numerators and denominators of the basic net income (loss) and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to common stockholders, basic and diluted	$18,721	$11,386	$(77,378)	$2,665

Add: interest expense on convertible notes	$1,231	$1,273	$—	$—
Net income (loss) attributable to common stockholders, diluted	$19,952	$12,659	$(77,378)	$2,665
Denominator
Weighted average common stock outstanding, basic	119,317	130,916	$122,079	$130,551
Effect of dilutive shares:
Stock-based compensation plans	2,844	2,009	$—	$3,031
Convertible Notes (as converted to common stock)	16,195	21,543	$—	$—
Weighted average common stock outstanding, basic and diluted	138,356	154,468	$122,079	$133,582

Net income (loss) per share attributable to common stockholders
Basic	$0.16	$0.09	$(0.63)	$0.02
Diluted	$0.14	$0.08	$(0.63)	$0.02
The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Outstanding securities not included in diluted net income (loss) per share calculation:
Stock options and stock awards	13,077	8,891	18,533	6,966
Convertible Notes (as converted to common stock)	-	-	16,195	21,543
Total	13,077	8,891	34,728	28,509
11. Common Stock
Common Stock Outstanding
As of June 30, 2025, there were 117,230,400 shares of our common stock outstanding. As of June 30, 2025, we had $120.0 million remaining under the at-the-market Sales Agreement (the "ATM Agreement") with Cowen and Company, LLC (“Cowen”).
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
In addition to the shares repurchased under the ASR Agreement, during the six months ended June 30, 2025, we repurchased 8,135,637 shares of our common stock for an aggregate purchase price of approximately $91.7 million through open market transactions under the Repurchase Program. These repurchases were made in accordance with Rule 10b-18 under the Exchange Act and were funded using cash on hand.
In connection with the Refinancing Transaction completed on March 13, 2025, and pursuant to our Repurchase Program, we repurchased an additional 569,560 shares of our common stock for approximately $8.0 million in privately negotiated transactions at a price per share of $14.01 (See Note 7).
As of June 30, 2025, we have incurred approximately $0.9 million in excise taxes related to our share repurchase activity during the year, which are recorded in additional paid-in capital.
As of June 30, 2025, we have completed all repurchases of our common stock under our Repurchase Program.
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
In May 2024, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 11,400,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP will not exceed 41,440,250 shares of common stock. As of June 30, 2025, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans.
The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the Board of Directors. As of June 30, 2025, there were 8,133,934 shares of common stock reserved for issuance under the Amended 2018 EIP.
Under our Amended 2018 EIP, we may grant stock options, restricted stock units ("RSUs"), performance-based awards, and other awards that are settled in shares of our common stock. Our equity awards generally vest over a three-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). Activity under the Amended 2018 EIP is set forth below:

Stock Options
The following table summarizes the activity of stock options for the six months ended June 30, 2025:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	11,142	$11.15	3.79	$24,210
Options granted	1,819	12.41
Options exercised	(723)	9.31
Options cancelled:
Options forfeited (unvested)	(131)	12.33
Options expired (vested)	(751)	16.50
Balance as of June 30, 2025	11,356	$11.10	3.92	$7,621
Vested and expected to vest as of June 30, 2025	11,135	$11.08	3.87	$7,621
Exercisable as of June 30, 2025	8,163	$10.64	3.05	$7,619
Restricted Stock Units
The following table summarizes the activity of RSUs for the six months ended June 30, 2025:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2024	5,363	$12.15
Granted	2,738	12.63
Vested (1)	(2,148)	12.05
Forfeited	(251)	12.30
Non-vested as of June 30, 2025	5,702	$12.41
(1)Inclusive of approximately 813,695 RSUs for the six months ended June 30, 2025, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.
Market-based Performance Stock Units
We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the six months ended June 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2024	1,115	$16.59
Granted	517	20.19
Vested (1)	(193)	11.62
Non-vested as of June 30, 2025	1,439	$18.55
(1)Inclusive of approximately 81,972 PSUs for the six months ended June 30, 2025, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Performance-based Options
As of June 30, 2025, approximately 36,000 shares underlying performance-based options were outstanding.
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

	Stock Options		Stock Options		Market-Based Performance Stock Units
	Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Weighted-average fair value per share	$5.36	$7.48	$7.13	$7.84	$20.19	$17.23
Risk-free interest rate	4.0%	4.3%	4.2%	4.2%	4.2%	4.3%
Expected life (in years)	4.5	4.5	4.5	4.5	2.9	2.9
Volatility	0.6	0.8	0.7	0.8	0.4	0.6
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
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations, and amounts capitalized to our inventories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,834	$2,881	$5,818	$5,546
Selling, general and administrative	8,823	9,255	18,772	18,175
Cost of sales - product	430	549	946	1,108
Inventories	892	833	1,898	1,703
Total	$12,979	$13,518	$27,434	$26,532
13. Income Taxes
We are subject to U.S. federal, state and foreign income taxes. Our consolidated provision for income taxes and our effective income tax rate consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$(2,495)	$(3,520)	$(719)	$(743)
Effective income tax rate	11.8%	23.6%	(0.9)%	21.8%
For the six months ended June 30, 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by federal, state and foreign tax expense offset by the benefit of net operating losses utilized during the period and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets. For the six months ended June 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by state and foreign tax expense.
The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of June 30, 2025, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

14. Subsequent Events
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. We expect this provision to result in a reduction of current income tax liabilities and a corresponding reduction to income tax expense. Additionally, we anticipate that these provisions will enhance our cash flows, as they reduce our overall tax liability. However, given the complexity of tax laws, related regulations, and evolving interpretations, our estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions. We will continue to analyze the implications of the OBBBA and will reflect their impact on the financial statements in the period of enactment.

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
In addition, we manufacture and have supplied in the past, and could supply in the future, our CpG 1018 adjuvant to a number of global customers, including companies engaged in the development and manufacture of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. While we did not recognize any CpG 1018 adjuvant revenue in 2024 or during the three and six months ended June 30, 2025, we could see new demand in the future if our collaborators work through their inventory on hand and need additional supply, or new programs utilizing our adjuvant advance to later stages up to and including commercialization. However, long-term demand for CpG 1018 adjuvant supporting COVID-19 or other vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 or other vaccines are approved for use.
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

We have worldwide commercial rights to HEPLISAV-B and we currently market it in the U.S. only. There are four other vaccines approved for the prevention of hepatitis B in the U.S.: Engerix-B and Twinrix® from GlaxoSmithKline plc, Recombivax-HB® from Merck & Co and PreHevbrio™ from VBI Vaccines Inc. In February 2021, we received Marketing Authorization of HEPLISAV-B from the European Commission for prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. In March 2023, we received marketing authorization in the UK for HEPLISAV-B for the active immunization against hepatitis B virus infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older.
In May 2021, we entered into a commercialization agreement with Bavarian Nordic for the marketing and distribution of HEPLISAV-B in Germany, and in May 2022, we commenced commercial shipments of HEPLISAV-B in Germany. The agreement was not renewed upon its expiration in the second quarter of 2025. Under the terms of the agreement, Bavarian Nordic retains the right to distribute remaining inventory of HEPLISAV-B in Germany through April 30, 2026, after which commercialization rights will revert to Dynavax. We do not currently market HEPLISAV-B outside the U.S.
HEPLISAV-B product sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. For the three and six months ended June 30, 2025, HEPLISAV-B product revenue, net was $91.9 million and $156.8 million, respectively.
CpG 1018® Adjuvant Supply for COVID-19 Vaccines
In January 2021, we entered into an agreement (together with subsequent amendments, the "CEPI Agreement") with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018® adjuvant. Through June 30, 2025, we have received approximately $175.0 million in advance payments (the “Advance Payments”) under the CEPI Agreement. Of this amount, $67.3 million has been repaid and $47.4 million has been forgiven. As of June 30, 2025, the remaining $60.3 million, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below), is recorded in CEPI accrual long-term in our condensed consolidated balance sheets, and may be repaid from collections from Clover or forgiven under the terms of the CEPI Agreement.
In June 2021, we entered into a commercial supply agreement (together, the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant for use with its protein-based COVID-19 vaccine candidate, SCB-2019. During the six months ended June 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the Global Alliance for Vaccines and Immunization (“GAVI”) of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
The $11.0 million allowance for doubtful accounts represents the portion of Clover's contract asset that is incremental to the amounts which were directly funded using the Advance Payments from CEPI of approximately $60.3 million to manufacture the corresponding CpG 1018 Materials.
Accordingly, the contract asset balance associated with Clover was $60.3 million as of June 30, 2025, compared to $71.3 million as of December 31, 2024. The contract asset was included in other assets (non-current) and represents amounts due from Clover that we expect to become payable more than twelve months after June 30, 2025.
Advance Payments from CEPI of $60.3 million are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of June 30, 2025. We are only obligated to repay these Advance Payments to CEPI if, and to the extent, of our receipt from Clover of their payment for the corresponding CpG 1018 Materials. Advance Payments may be forgiven in accordance with the CEPI Agreement in the event we do not collect corresponding amounts from Clover. Pursuant to the terms of the Clover Supply Agreement, we intend to continue to pursue full collection of the $71.3 million due from Clover, of which $60.3 million will be payable to CEPI upon the occurrence of the applicable payment trigger events described above, whichever occurs first.
In April 2023, we entered into a third amendment to our supply agreement with Biological E. Limited (“Bio E”) and a related waiver and amendment to the CEPI Agreement (the “CEPI-Bio E Assignment Agreement”). Under these agreements, CEPI forgave $47.4 million of outstanding Advance Payments (the “Bio E CEPI Advance Payments”)

and assumed our rights to collect from Bio E. We may receive additional payments of $5.5 million or $12.3 million from Bio E if specified milestones related to future collections from the Government of India are met by August 15, 2025. These amounts are not considered collectible unless the milestones are achieved. As of June 30, 2025, these future milestones have not been achieved

Clinical and Preclinical Pipeline
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
•We have completed enrollment in Part 1 of a Phase 1/2 clinical trial comparing Z-1018 to Shingrix® in 441 healthy adults aged 50 to 69, and anticipate reporting top-line immunogenicity and safety data in August 2025.
•We plan to advance the selected vaccine formulation and regimen from Part 1 into Part 2 of the Phase 1/2 study in adults over age 70 years to generate clinical proof-of-concept in this key population, with key endpoints including tolerability and immunogenicity comparisons to Shingrix, ahead of advancement into a pivotal trial.
Plague Vaccine Program:
We are developing a plague (rF1V) vaccine candidate adjuvanted with CpG 1018® in collaboration with, and fully funded by, the U.S. Department of Defense (DoD).
•In the fourth quarter of 2024, we and the DoD executed a new agreement for approximately $30 million through the first half of 2027 to support additional clinical and manufacturing activities, including a Phase 2 clinical trial we expected to initiate in the second half of 2025.
Pandemic Influenza Adjuvant Program:
We are evaluating CpG 1018 in an adjuvanted H5N1 influenza vaccine as a proof-of-concept for its potential use with pandemic influenza vaccines.
•We recently completed enrollment and dosing in Part 1 of a randomized, active-controlled Phase 1/2 study to evaluate the safety and immunogenicity of an investigational H5N1 influenza vaccine adjuvanted with CpG 1018 in 101 participants aged 18 to 49.
•We expect to use the Part 1 data to select the optimal formulations of CpG 1018 adjuvant to advance to Part 2 of the Phase 1/2 trial, with top-line immunogenicity and safety data expected in 2026.
Lyme Disease Vaccine Program:
We are developing an investigational multivalent protein subunit vaccine candidate adjuvanted with CpG 1018 for the prevention of Lyme disease, a bacterial infection that is the most common vector-borne illness in the Northern Hemisphere.
•There are currently no approved human vaccines for Lyme disease and current vaccine candidates in clinical development require a three-dose primary series and annual boosters. We believe our investigational Lyme disease vaccine adjuvanted with CpG 1018, which has a demonstrated ability to amplify immune response and improve durability of protection, has the potential for a differentiated and best-in-class vaccine profile.
•Our Lyme disease vaccine candidate has progressed into Investigational New Drug (IND)-enabling studies, with plans to initiate clinical development in 2027.
HEPLISAV-B for Adults on Hemodialysis:
•We plan to conduct an observational retrospective cohort study to support our sBLA filing for a HEPLISAV-B® vaccine regimen for adults on hemodialysis. In the first quarter of 2025, we received feedback from the U.S. Food and Drug Administration (FDA) that our proposed patient database may be acceptable for the observational retrospective cohort study, and we are engaging with the FDA to finalize the study protocol.
Convertible Notes
On March 13, 2025 (the "Settlement Date"), we entered into privately negotiated exchange and subscription agreements (the "Exchange Agreements") with certain holders of our outstanding 2.50% Convertible Senior Notes due 2026 (the "2026 Notes") and one new investor. Pursuant to the Exchange Agreements, we issued $225.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2030 (the "2030 Notes," and together with the 2026 Notes, the "Convertible Notes"), consisting of (i) approximately $185.3 million issued in exchange for a corresponding principal amount of 2026 Notes, and (ii) approximately $39.7 million of 2030 Notes issued to existing holders of the 2026 Notes and a new investor (the "Refinancing Transaction").
Following the completion of the Refinancing Transaction, the total principal balance of our outstanding convertible notes as of June 30, 2025, was $265.2 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes.
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
The Refinancing Transaction was accounted for as an extinguishment of debt under ASC 470-50-40, which requires that the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized in the statement of operations. Accordingly, we recognized a loss on debt extinguishment of $82.1 million, which is included in other income (expense) in the condensed consolidated statements of operations for the six months ended June 30, 2025. Approximately $4.5 million in debt issuance costs were capitalized and will be amortized over the term of the 2030 Notes.
Share Repurchase Program
In November 2024, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) allowing us to repurchase up to $200.0 million worth of our common stock. Through June 30, 2025, we repurchased a total of 16,625,735 shares, including $100.0 million under an accelerated share repurchase agreement ("ASR") and approximately $100.0 million through open market and privately negotiated transactions. As of June 30, 2025, we have completed all repurchases of our common stock under our Repurchase Program.
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
We believe that there have been no significant changes in our critical accounting policies during the six months ended June 30, 2025, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis

of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations
Revenues
Revenues consist of amounts earned from product sales and other revenues. Product revenue, net, consists of sales of HEPLISAV-B.
Revenue from HEPLISAV-B product sales is recorded at the net sales price, which includes estimates of product returns, chargebacks, discounts, rebates and other fees. Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the applicable contracts.
Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2024 to 2025		Six Months Ended June 30,		Increase from 2024 to 2025
Revenues:	2025	2024	$	%	2025	2024	$	%
HEPLISAV-B	$91,872	$70,188	$21,684	31%	$156,831	$118,032	$38,799	33%
Total product revenue, net	91,872	70,188	21,684	31%	156,831	118,032	38,799	33%
Other revenue	3,570	3,607	(37)	(1%)	6,775	6,552	223	3%
Total revenues	$95,442	$73,795	$21,647	29%	$163,606	$124,584	$39,022	31%
(1) Other revenue primarily includes revenue from our agreement with the DoD.
HEPLISAV-B product revenue increased by $21.7 million and $38.8 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.
For the three and six months ended June 30, 2025, respectively, approximately $8.2 million and $17.2 million of the increase in product revenue was due to higher volume, largely driven by continued improvement in market share, and growth in the U.S. hepatitis-B vaccine market. Increases in net sales price contributed approximately $9.1 million and $14.0 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Adjustments to our returns reserve estimate contributed approximately $3.5 million and $6.8 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, driven by lower observed HEPLISAV-B product return rates.
Additionally, HEPLISAV-B product revenue, net included approximately $1.6 million related to non-U.S. sales for each of the three and six months ended June 30, 2025, compared to approximately $1.2 million and $2.3 million related to non-U.S. sales for the three and six months ended June 30, 2024, respectively. We do not currently anticipate revenue from non-U.S. sales in the near future.

Cost of Sales – Product
Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B.

The following is a summary of our cost of sales - product (in thousands, except for percentages):

	Three Months Ended June 30,		Increase from 2024 to 2025		Six Months Ended June 30,		Increase from 2024 to 2025
Cost of Sales - Product	2025	2024	$	%	2025	2024	$	%
HEPLISAV-B	$14,035	$11,985	$2,050	17%	$27,804	$22,952	$4,852	21%
Total cost of sales - product	$14,035	$11,985	$2,050	17%	$27,804	$22,952	$4,852	21%
HEPLISAV-B cost of sales-product increased by $2.1 million and $4.9 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to the growth in HEPLISAV-B sales volume. Cost of sales-product for the six months ended June 30, 2025, also included approximately $3.4 million primarily related to yield loss during the production process, compared to approximately $1.3 million during the six months ended June 30, 2024, related to one manufacturing batch that did not meet approved release specifications.
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
The following is a summary of our research and development expenses (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2024 to 2025		Six Months Ended June 30,		Increase (Decrease) from 2024 to 2025
Program Expenses:	2025	2024	$	%	2025	2024	$	%
Shingles	$5,697	$3,882	$1,815	47%	$12,684	$7,148	$5,536	77%
Plague (1)	1,445	1,755	(310)	(18)%	2,685	3,077	(392)	(13)%
HEPLISAV-B and CpG 1018 adjuvant development	1,274	1,707	(433)	(25%)	3,222	2,998	224	7%
Tdap	14	1,094	(1,080)	(99)%	127	2,686	(2,559)	(95)%
Other	4,819	2,969	1,850	62%	10,331	5,670	4,661	82%
Other research and development expenses:
Facility costs	536	662	(126)	(19%)	1,129	1,353	(224)	(17%)
Non-cash stock-based compensation	2,834	2,881	(47)	(2%)	5,818	5,546	272	5%
Total research and development	$16,619	$14,950	$1,669	11%	$35,996	$28,478	$7,518	26%
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
Research and development expenses increased by $1.7 million and $7.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase in research and development expenses was primarily driven by higher costs associated with our Shingles program due to the ongoing Phase 1/2 clinical trial, increased investment in the initiation and completion of enrollment for Part 1 of a Phase 1/2 clinical study for our pandemic influenza program, and continued work on IND-enabling activities for our Lyme disease program, which began in the first quarter of 2025. These increases were partially offset by reduced expenses following the discontinuation of our Tdap program in late 2024.
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
The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

Selling, General and Administrative:	Three Months Ended June 30,		Increase (Decrease) from 2024 to 2025		Six Months Ended June 30,		Increase (Decrease) from 2024 to 2025
	2025	2024	$	%	2025	2024	$	%
Compensation and related personnel costs	$17,182	$18,018	$(836)	(5%)	$35,100	$36,677	$(1,577)	(4%)
Outside services	22,307	12,622	9,685	77%	38,799	26,101	12,698	49%
Facility costs	2,047	1,767	280	16%	5,366	4,774	592	12%
Non-cash stock-based compensation	8,823	9,255	(432)	(5%)	18,772	18,175	597	3%
Total selling, general and administrative	$50,359	$41,662	$8,697	21%	$98,037	$85,727	$12,310	14%

Selling, general and administrative expenses increased by $8.7 million and $12.3 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily driven by higher professional consulting and legal fees of $12.5 million related to our successful proxy contest campaign, partially offset by a reduction in compensation and related personnel costs.
Bad Debt Expense
During the first quarter of 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This charge is reflected in our results for the six months ended June 30, 2025. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the GAVI of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
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

The following is a summary of our other income (expense) (in thousands, except for percentages):

	Three Months Ended June 30,		Increase (Decrease) from 2024 to 2025		Six Months Ended June 30,		Increase (Decrease) from 2025 to 2024
	2025	2024	$	%	2025	2024	$	%
Interest income	$6,798	$9,201	$(2,403)	(26%)	$14,537	$18,668	$(4,131)	(22%)
Interest expense	$(1,641)	$(1,698)	$(57)	(3%)	$(3,333)	$(3,393)	$(60)	(2%)
Sublease income	$2,226	$2,205	$21	1%	$4,452	$603	$3,849	638%
Loss on debt extinguishment	$—	$—	$—	—%	$(82,095)	$—	$82,095	100%
Other (loss) income	$(596)	$—	$596	100%	$(1,019)	$103	$(1,122)	(100)%
Interest income decreased due to lower balances and average yield in our marketable securities portfolio for the three and six months ended June 30, 2025.
The increase in sublease income for the six months ended June 30, 2024, was primarily due to the recognition of a net loss of $3.5 million during the first quarter of 2024 in connection with a sublease termination, offset by sublease income of $4.1 million during the six months ended June 30, 2024.
Loss on debt extinguishment, which represents the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt, of $82.1 million was recorded for the six months ended June 30, 2025, in connection with the Refinancing Transaction completed in March 2025.
Income Taxes
We are subject to U.S. federal, state and foreign income taxes. Our consolidated provision for income taxes and our effective income tax rate consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$(2,495)	$(3,520)	$(719)	$(743)
Effective income tax rate	11.8%	23.6%	(0.9)%	21.8%
For the six months ended June 30, 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by federal, state and foreign tax expense offset by the benefit of net operating losses utilized during the period and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets. For the six months ended June 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is driven by state and foreign tax expense.
Liquidity and Capital Resources
As of June 30, 2025, we had $613.7 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of June 30, 2025, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing and in the longer term.
Advance Payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partners or when we receive payment from CEPI partners, we reclassify the Advance Payments from long-term deferred revenue to accrued liabilities. As of June 30, 2025, we had no CEPI-related net accounts receivable relating to Bio E. As of June 30, 2025, CEPI-related accruals and contract assets (net of allowance for doubtful accounts) related to Clover, totaled $60.3 million. As of June 30, 2025, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.

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
In November 2024, our Board of Directors authorized a $200.0 million share repurchase program (the “Repurchase Program”). On November 8, 2024, we entered into a $100.0 million accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC, under which we made an upfront payment of $100.0 million and received an initial delivery of 6,149,116 shares on November 12, 2024. Repurchases under the ASR Agreement were completed on February 11, 2025, and upon final settlement, we received an additional 1,771,422 shares, bringing total shares repurchased under the ASR Agreement to 7,920,538, based on the average daily volume-weighted average price ("VWAP") of our common stock over the repurchase period. In addition, during the six months ended June 30, 2025, we repurchased 8,135,637 shares for approximately $91.7 million through open market transactions and 569,560 shares for approximately $8.0 million in privately negotiated transactions in connection with the March 13, 2025 Refinancing Transaction. As of June 30, 2025, we have completed all repurchases of our common stock under our Repurchase Program. All repurchased shares were retired upon receipt and returned to authorized and unissued status. See Note 11 – Common Stock, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
Following the completion of the Refinancing Transaction, the total principal balance of our outstanding Convertible Notes as of June 30, 2025, was $260.8 million net of debt discount of $4.4 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes. The 2026 Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2030 Notes bear interest at 2.00% per year, payable semiannually on March 15 and September 15, starting September 15, 2025. The 2026 Notes and the 2030 Notes mature on May 15, 2026 and March 15, 2030, respectively, unless converted, redeemed or repurchased prior to such date. As of June 30, 2025, we reclassified the remaining principal balance of our 2026 Notes totaling $40.2 million from long-term liabilities to current liabilities as the 2026 Notes mature within 12 months of the reporting date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
As of June 30, 2025, we had $120.0 million remaining under the at-the-market Sales Agreement (the "ATM Agreement") with Cowen and Company, LLC (“Cowen”). We have not issued or sold any shares under the ATM Agreement during the six months ended June 30, 2025.
Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and six months ended June 30, 2025, we recorded a net income and a net loss of $18.7 million and $77.4 million, respectively. For the three and six months ended June 30, 2024, we recorded a net income of $11.4 million and $2.7 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.
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
During the six months ended June 30, 2025, we generated $3.8 million of cash in our operations, which consisted of i) a net loss of $77.4 million, ii) $128.0 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, inventory write off, accretion of discounts on marketable securities, stock-based compensation expense, bad debt expense, non-cash interest expense, loss on debt extinguishment, and iii) approximately $46.9 million net changes from operating assets and liabilities, which included an increase of $26.4 million in accounts and other receivables, net driven by higher sales, an increase of $9.6 million in inventories primarily related to higher number of batches produced, an increase of $5.6 million in prepaid assets and other current assets primarily related to interest receivable, prepaid taxes, and prepaid insurance, a decrease of $6.5 million in accounts payable, and an increase of $3.4 million in accrued and other liabilities. By comparison, during the six months ended June 30, 2024, we used $6.0 million of cash from our operations, which consisted of i) a net income of $2.7 million, ii) $28.6 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, inventory write off, sublease termination loss, accretion of discounts on marketable securities, stock-based compensation expense, non-cash interest expense, and iii) approximately $37.2 million net changes from operating assets and liabilities, which included an increase of $18.1 million in accounts and other receivables net driven by higher sales, an increase of $10.4 million in inventories primarily related to higher number of batches produced, and an increase of $6.3 million in prepaid assets and other current assets primarily related to interest receivable, prepaid taxes, and prepaid insurance. Net cash provided by operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.
During the six months ended June 30, 2025, net cash provided by investing activities was $101.7 million compared to $25.9 million of cash used in investing activities for the six months ended June 30, 2024. Cash provided by investing activities during the six months ended June 30, 2025 included $107.1 million of net proceeds from marketable securities compared to $24.4 million of net purchases of marketable securities for the six months ended June 30, 2024. Net cash provided by investing activities during the six months ended June 30, 2025, was partially offset by $5.4 million of net purchases of property and equipment.
During the six months ended June 30, 2025, net cash used in financing activities was $103.8 million compared to $5.6 million of cash used in financing activities for the six months ended June 30, 2024. Cash used in financing activities for the six months ended June 30, 2025, included $80.9 million of payments for debt extinguishment, $100.6 million of payments for the repurchase of common stock, and $11.6 million for the payments of taxes related to net share settlement of RSUs, partially offset by $35.2 million of net proceeds from the issuance of the 2030 Notes net of debt issuance costs, $46.6 million of proceeds from the unwinding of capped call options, and $7.6 million of proceeds received from the exercise of options and from common stock purchases under our employee stock purchase plan. Cash used in financing activities for the six months ended June 30, 2024, included $8.6 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for $3.0 million combined.
Contractual Obligations
On March 13, 2025, we issued $225.0 million of our 2.00% 2030 Notes as part of the Refinancing Transaction. Following the completion of the Refinancing Transaction, the total principal balance of our outstanding Convertible Notes as of June 30, 2025, was $260.8 million net of debt discount of $4.4 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes. The 2026 Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2030 Notes bear interest at 2.00% per year, payable semiannually on March 15 and September 15, starting September 15, 2025. The 2026 Notes and the 2030 Notes mature on May 15, 2026 and March 15, 2030, respectively, unless converted, redeemed or repurchased prior to such date. As of June 30, 2025, we reclassified the remaining principal balance of our 2026 Notes totaling $40.2 million from long-term liabilities to current liabilities as the 2026 Notes mature within 12 months of the reporting date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of June 30, 2025, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $79.1 million, which are expected to be paid through 2029.

There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion that follows this summary, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described herein as part of your evaluation of an investment in our securities:
•HEPLISAV-B faces significant competition in the United States ("U.S."), the only geographic region in which we currently market it. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.
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
•We are subject to ongoing U.S. Food and Drug Administration (“FDA”), the European Union ("EU") and comparable foreign post-marketing obligations concerning HEPLISAV-B, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated regulatory issues with HEPLISAV-B. If HEPLISAV-B or any products we develop are not accepted by the market or if regulatory authorities limit our labeling indications, require labeling content that diminishes market uptake of HEPLISAV-B or any other products we develop, or limit our marketing claims, we may be unable to generate significant future revenues, if any.
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
•We may develop, seek regulatory approval for and market HEPLISAV-B or any other product candidates outside of the U.S., the EU and the United Kingdom ("UK"), requiring a significant additional commitment of resources. Failure to successfully manage our international operations could result in significant unanticipated costs and delays in regulatory approval or commercialization of our products or product candidates.
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
Risks Related to our Business and Capital Requirements
HEPLISAV-B faces significant competition in the U.S., the only geographic region in which we currently market it. Since this is our first marketed product, the timing of uptake and distribution efforts are unpredictable and there is a risk that we may not achieve and sustain commercial success for HEPLISAV-B.*
We have established sales, marketing and distribution capabilities and commercialized HEPLISAV-B in the U.S. We have also received approval in the EU and the UK for HEPLISAV-B. Successful commercialization of HEPLISAV-B in these regions or elsewhere, to the extent we pursue such efforts, will require significant resources and time, and there can be no certainty that we will succeed in these efforts. While our personnel are experienced with respect to marketing of healthcare products, because HEPLISAV-B is our first marketed product, the potential uptake of the product through distribution, and the timing, trajectory, rate and sustainability for growth in sales is unpredictable, and we may not be successful in commercializing HEPLISAV-B in the long term. In particular, successful commercialization of HEPLISAV-B will require that we continue to negotiate and enter into contracts with wholesalers, distributors, group purchasing organizations, and other parties, and that we maintain those contractual relationships. There is a risk that we may fail to complete or maintain some or all of these important contracts on favorable terms or at all, or that in a potentially evolving reimbursement environment, our efforts may fail to overcome established competition at favorable pricing, or at all.
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
Moreover, we expect that we will need to divert resources in order to successfully market, sell and distribute HEPLISAV-B for use with dialysis patients, one of our targeted patient populations. We do not yet have approval to market the regimen for dialysis. In the second quarter of 2024, the FDA issued a Complete Response Letter (“CRL”) for the supplemental Biologics License Application (“sBLA”) to include a four-dose regimen for adults on hemodialysis in the U.S. label, and we are exploring approaches to address the deficiencies noted in the CRL. In the fourth quarter of 2024, we received feedback from the FDA regarding the potential to conduct an observational retrospective cohort study to support our sBLA filing for adults on hemodialysis. In the first quarter of 2025, we received feedback from the FDA that our proposed patient database may be acceptable for the observational retrospective cohort study, and we are engaging with the FDA to finalize the study protocol. We may be unsuccessful in conducting an observational retrospective cohort study, may not successfully resubmit our sBLA for a four-dose regimen for adults on hemodialysis, and may never obtain FDA approval for such indication, which would limit our addressable market and revenue. Although the Centers for Disease Control and Prevention (“CDC”) and the CDC’s Advisory Committee on Immunization Practices (“ACIP”) recommend that all adults aged 19-59, including patients on dialysis, receive hepatitis B vaccinations, our predictions of how many of those patients actually receive HEPLISAV-B may be inaccurate. In addition, the recent replacement of all of the members of the ACIP may result in future changes to such recommendation. Similarly, vaccine skepticism and disinformation may impact the willingness of patients to consider hepatitis B vaccination and may require more direct to consumer promotion than has been historically necessary.

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
If we are not able to enter new markets ourselves, we may be required to collaborate or partner HEPLISAV-B with a third-party pharmaceutical or biotechnology company with existing products. To the extent we collaborate or partner, as we previously did for HEPLISAV-B distribution in Germany, the product’s financial value will be shared with another party and we will need to establish and maintain a successful collaboration arrangement, and we may not be able to enter into these arrangements on acceptable terms, in a timely manner, or at all, in order to establish HEPLISAV-B in these potential new markets. To the extent that we enter into co-promotion or other arrangements, any revenues we receive will depend upon the efforts of third parties, which may not be successful and are only partially in our control. In that event, our product revenues may be lower than if we marketed and sold our products directly with the highest priority, and we may be required to reduce or eliminate much of our commercial infrastructure and personnel as a result of such collaboration or partnership.
Governments influence the price of medicinal products in the EU through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Even though we have been granted a marketing authorization in the EU for HEPLISAV-B, we have yet to obtain broad reimbursements and pricing approval in any EU Member State or the UK, and we have not yet achieved significant sales in either jurisdiction. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Any delay in being able to market our products in the EU, the UK or elsewhere may adversely affect our business and financial condition.
If we, or any future partners, are not successful in setting our marketing, pricing and reimbursement strategies, recruiting and maintaining effective sales and marketing personnel or building and maintaining the infrastructure to support commercial operations, through distributors or otherwise, in the U.S. or elsewhere, we will have difficulty successfully commercializing HEPLISAV-B, which would adversely affect our business and financial condition.
Our financial results may vary significantly from quarter to quarter or may fall below the expectations of investors or securities analysts, each of which may adversely affect our stock price.
Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and as a result, we did not recognize CpG 1018 adjuvant revenue for the years ended December 31, 2024 and December 31, 2023, nor for the six months ended June 30, 2025. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.
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
We have in the past, and may in the future, adjust delivery dates, allow cancellations or give concessions on outstanding receivables in certain circumstances to better enable our customers to meet their obligations, which can impact the timing or amount of our revenue recognition, cash collections and transfer of control. For example, in August and October 2022, we entered into amendments to our Supply Agreement, dated June 29, 2021, with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (the "Clover Supply Agreement"), which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant deliverable under the agreement and/or reduce amounts receivable, which we originally intended to deliver in accordance with a purchase order previously issued by Clover, and apply prepayments Clover previously made to us as payment for portions of pending outstanding purchase orders. In January 2023, we entered into another amendment to the Clover Supply Agreement to modify the price per dose of CpG 1018 adjuvant paid by Clover for adjuvant used in finished vaccine doses sold through government procurement programs relating to the booster program promoted by the China National Health Commission. During the six months ended June 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the Global Alliance for Vaccines and Immunization (“GAVI”) of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
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
Prior to January 1, 2021, we had incurred losses in each year since we commenced operations in 1996. While we recognized revenue for the years ended December 31, 2021, 2022 and 2024, we recognized a net income of $18.7 million and a net loss of $77.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $980.7 million.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S., we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our field sales force and investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including a Phase 1/2 clinical trial for shingles and additional clinical and manufacturing activities, including a Phase 2 clinical trial now expected to initiate in the second half of 2025 for plague, in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline.

Sales of CpG 1018 adjuvant generated significant revenue during the COVID-19 pandemic, but we do not currently expect such revenues to continue in the long term, and we did not recognize any CpG 1018 adjuvant revenue in 2024 or during the six months ended June 30, 2025. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.
Many of our competitors have greater financial resources and expertise than we do. If we are unable to successfully compete with existing or potential competitors as a result of these disadvantages, we may be unable to generate sufficient, or any, revenues and our business will be harmed.
We compete with pharmaceutical companies, biotechnology companies, academic institutions and research organizations, in developing and marketing vaccines and adjuvants. For example, HEPLISAV-B competes in the U.S. with established hepatitis B vaccines marketed by Merck and GlaxoSmithKline plc (“GSK”), and with vaccines from those companies as well as several additional established pharmaceutical companies who market abroad. There are also modified schedules of conventional hepatitis B vaccines for limited age ranges that are approved in the U.S., the EU and the UK. Competition in European markets could affect our success. In addition, HEPLISAV-B competes against Twinrix, a bivalent vaccine marketed by GSK for protection against hepatitis B and hepatitis A.
We are also in competition with companies developing vaccines and vaccine adjuvants, generally including, among others, GSK, Pfizer, Inc., Sanofi S.A., Merck, Bavarian Nordic A/S, Emergent BioSolutions, Inc., Novavax, Inc., Medicago Inc., Valneva, AstraZeneca plc, Moderna, Inc., Johnson & Johnson, BioNTech SE and Curevo Vaccine. We will likely compete with several of these companies in the hepatitis space, shingles space, and other spaces occupied by any other product candidates we ultimately choose to advance through our pipeline in the future.
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
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and applies as of January 12, 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the UK has left the EU, Regulation No 2021/2282 on HTA does not apply in the UK. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products. For example, in March 2021, the UK introduced the Innovative Licensing and Access Pathway (“ILAP”) which brings together the MHRA, NICE, SMC and the All Wales Therapeutics and Toxicology Centre, to accelerate time to market for certain innovative products. The ILAP temporarily stopped accepting applications on November 20, 2024, and although applications under a relaunched ILAP reopened in March 2025 with changes including improvements to interaction with the National Health Service and an amended eligibility and selection criteria, we have yet to see how the selection criteria will be applied.
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
As of June 30, 2025, we had $613.7 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. While we recognized revenue for the years ended December 31, 2021, 2022 and 2024, we recorded a net income of $18.7 million and a net loss of $77.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $980.7 million. We expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, our Convertible Notes and other securities we issue in the future may have rights senior to those of our common stock and could include covenants that restrict our operations.
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
For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of December 31, 2024 and June 30, 2025, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future. During the six months ended June 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the GAVI of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
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
In April 2025, the U.S. government imposed a 10% baseline global tariff and a 125% tariff on goods imported into the U.S. from China, subject to various exemptions, including pharmaceuticals, in addition to a prior 20% tariff imposed on imports from China, while suspending the imposition of higher “reciprocal” tariffs on numerous other territories until August 2025.

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
We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business. However, in the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, particularly in light of the recent U.S. Presidential and Congressional elections and other equivalent foreign systems, some of which could further limit coverage and reimbursement of products, including our product candidates. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include (1) directives to reduce agency workforce and cut programs; and (2) directing HHS and other agencies to lower prescription drug and vaccine costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug and vaccine approval process and reduce Medicaid enrollment and funding. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
•accumulations of our common stock or other public actions by our stockholders and related market or investor perceptions and expectations, some of which may be speculative or short term in nature;
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
Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of June 30, 2025, we had $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

Our share repurchase program may not provide the full benefits anticipated.*
In November 2024, our Board of Directors authorized a share repurchase program (the "Repurchase Program") to repurchase up to $200.0 million worth of our common stock. As of June 30, 2025, we have completed all repurchases of our common stock under the Repurchase Program. The Repurchase Program may not provide the full benefits anticipated, and it may not prove to be the best use of our cash.

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
•a classified Board of Directors pursuant to which our directors are currently elected for staggered terms (until our 2026 Annual Meeting of Stockholders, at and after which directors will be elected to one-year terms);
•providing that a supermajority vote of our stockholders is required for amendment to certain provisions of our certificate of incorporation and bylaws; and

•establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Actions of activist stockholders against us have been and could be disruptive and costly, cause uncertainty about the strategic direction of our business, result in litigation, divert management’s and the Board of Director’s attention and resources, and have an adverse effect on our business and stock price.*

From time to time, we may be subject to proposals by activist stockholders urging us to take certain corporate actions or to nominate certain individuals to our Board of Directors. For example, we were recently engaged in a proxy contest in connection with our 2025 Annual Meeting of Stockholders. Future activist stockholder matters, including any proxy contest and/or potential related litigation, could have a material adverse effect on us for the following reasons:

•Such stockholders may attempt to effect changes in our governance and strategic direction or to acquire control over the Board of Directors or our company;
•While we welcome the opinions of all stockholders, responding to proxy contests and related litigation by activist stockholders could be costly and time-consuming, and could disrupt our operations, and divert the attention of our Board of Directors, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance stockholder value;
•Perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board of Directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors and cause concern to our existing or potential collaboration partners, employees and stockholders; make it more difficult to pursue our strategic initiatives, limit our ability to attract and retain qualified personnel and business partners or harm our ability to attract investors, any of which could adversely affect our business and operating results and cause our stock price to experience periods of volatility or stagnation based on such factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and
•If nominees advanced by an activist stockholder were to be elected to our Board of Directors with a specific agenda, it could adversely affect our ability to effectively and timely run our business or to drive long-term stockholder value, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.
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
The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*
From April 1 through June 30, 2025, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*
From April 1 through June 30, 2025, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of either series of Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
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
The Capped Calls may affect the value of the Convertible Notes and our common stock.*
In connection with the issuance of the 2026 Notes, we entered into capped call options with the option counterparties totaling $27.2 million (the "Capped Calls") in 2021. The Capped Calls cover, subject to customary adjustments under the terms of the Capped Calls, the number of shares of common stock that initially underlie the Capped Calls. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the 2026 Notes, subject to a cap based on the cap price. As part of the Refinancing Transaction completed in March 2025, we unwound a portion of the Capped Calls and received $46.6 million in cash. Following the partial unwind, Capped Calls covering approximately 3,841,222 shares of common stock remain outstanding as of June 30, 2025.
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
We are subject to counterparty risk with respect to the capped call options.
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
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In November 2024, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) allowing us to repurchase up to $200.0 million worth of our common stock. Through June 30, 2025, we repurchased a total of 16,625,735 shares, including $100.0 million under an accelerated share repurchase agreement ("ASR") and approximately $100.0 million through open market and privately negotiated transactions. As of June 30, 2025, we have completed all repurchases of our common stock under our Repurchase Program.
The following table provides information with respect to the shares of common stock repurchased by us during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program (Dollars in millions) (1)
April 1, 2025 - April 30, 2025	3,342,919	$11.36	3,342,919	$33.2
May 1, 2025 - May 31, 2025	3,253,129	$10.12	3,253,129	$-
June 1, 2025 - June 30, 2025	-	$-	-	$-
Total	6,596,048	$10.75	6,596,048
(1)Includes transaction fees and excludes excise taxes incurred on share repurchases.
ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.             MINE SAFETY DISCLOSURES
None.
ITEM 5.             OTHER INFORMATION
None.

ITEM 6.             EXHIBITS

		Incorporated by Reference
Exhibit Number	Document	Exhibit Number	Filing	Filing Date	File No.	Filed Herewith
3.1	Restated Certificate of Incorporation	3.1	8-K	June 17, 2025	001-34207
3.2	Amended and Restated Bylaws	3.2	8-K	June 17, 2025	001-34207
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Specimen Common Stock Certificate	4.2	S-1/A	January 16, 2004	333-109965
4.3	Indenture between Company and U.S. Bank National Association, as trustee, dated May 13, 2021	4.1	8-K	May 13, 2021	001-34207
4.4	Form of Global Note, representing Dynavax Technologies Corporation’s 2.50% Convertible Senior Notes due 2026	4.2	8-K	May 13, 2021	001-34207
4.5	Indenture, dated as of March 13, 2025, between Company and U.S. Bank Trust Company, National Association, as Trustee	4.1	8-K	March 13, 2025	001-34207
4.6	Form of 2.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.6)	4.2	8-K	March 13, 2025	001-34207
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EX—101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX—101.SCH	Inline XBRL Taxonomy Extension Schema Document
EX—104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

DYNAVAX TECHNOLOGIES CORPORATION

Date: August 7, 2025	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025	By:	/s/ JOSEPH A. METZINGER
Joseph A. Metzinger
Vice President, Chief Accounting Officer
(Principal Accounting Officer)