Form 10-Q
period 2025-09-30
DYNAVAX TECHNOLOGIES CORP
filed 2025-11-05
CIK 1029142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had outstanding 117,424,968 shares of common stock.

INDEX
DYNAVAX TECHNOLOGIES CORPORATION

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about sales of HEPLISAV-B®, our ability to successfully commercialize HEPLISAV-B, CpG 1018 adjuvant or any future product, our anticipated market opportunity and level of sales of HEPLISAV-B and CpG 1018 adjuvant, our ability to manufacture sufficient supply of HEPLISAV-B to meet future demand, our business, collaboration, distribution and regulatory strategy, our ability to successfully support the development, manufacture and commercialization of other vaccines containing our CpG 1018 adjuvant, including any current or potential vaccine or vaccine candidate that stems from any of our collaborations, our ability to manufacture sufficient supply of CpG 1018 adjuvant to meet potential future demand in connection with new vaccines, our ability to advance our other product candidates, such as our shingles, plague and pandemic influenza programs, and to otherwise develop and expand our clinical research pipeline, including our Lyme disease program, expected timing of Investigational New Drug filings, initiation and completion of clinical trials and expected timing for data readouts, our ability to meet regulatory requirements, including post-marketing obligations and commitments, uncertainty regarding our capital needs and future operating results and profitability, anticipated sources of funds, liquidity and cash needs (including our ability to collect on accounts receivables), anticipated future revenue, success of our strategic partnerships, including our license agreement with Vaxart, Inc., anticipated benefits of our capital allocation strategy in general, including our share repurchase program, as well as our plans, objectives, strategies, expectations and intentions for our business. These statements appear throughout this Quarterly Report on Form 10-Q and can be identified by the use of forward-looking language such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” or “intend,” or the negative of these terms or other variations or comparable terminology. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject.
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

PART I. FINANCIAL INFORMATION
ITEM 1.             FINANCIAL STATEMENTS
Dynavax Technologies Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$160,247	$95,883
Marketable securities available-for-sale	487,568	617,951
Accounts receivables, net of allowance for doubtful accounts of $0 and $12,313 at September 30, 2025 and December 31, 2024, respectively	72,359	45,281
Other receivables	962	1,625
Inventories	73,288	70,054
Prepaid expenses and other current assets	19,907	18,147
Total current assets	814,331	848,941
Property and equipment, net	45,855	39,001
Operating lease right-of-use assets	19,904	21,608
Goodwill	2,199	1,946
Other assets, net of allowance for doubtful accounts of $10,970 at September 30, 2025	64,217	74,760
Total assets	$946,506	$986,256
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,948	$9,061
Accrued research and development	6,697	4,310
Accrued liabilities	51,889	61,066
Convertible Notes, current portion, net of debt discount of $135 at September 30, 2025 (Note 7)	40,073	-
Other current liabilities	4,232	4,197
Total current liabilities	106,839	78,634
Convertible Notes, net of debt discount of $4,034 and $1,646 at September 30, 2025 and December 31, 2024, respectively (Note 7)	220,966	223,854
Long-term portion of lease liabilities	23,985	26,388
CEPI accrual long-term (Note 6)	60,337	60,337
Other long-term liabilities	241	244
Total liabilities	412,368	389,457
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value, 5,000 shares authorized at September 30, 2025 and December 31, 2024; zero shares outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock: $0.001 par value, 278,000 shares authorized at September 30, 2025 and December 31, 2024; 117,364 shares and 125,450 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	117	125
Additional paid-in capital	1,486,947	1,504,671
Accumulated other comprehensive income	800	(4,722)
Accumulated deficit	(953,726)	(903,275)
Total stockholders’ equity	534,138	596,799
Total liabilities and stockholders’ equity	$946,506	$986,256
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$89,954	$79,345	$246,785	$197,377
Other revenue	4,922	1,285	11,697	7,837
Total revenues	94,876	80,630	258,482	205,214
Operating expenses:
Cost of sales - product	14,403	13,084	42,207	36,035
Research and development	19,116	14,403	55,112	42,881
Selling, general and administrative	40,086	43,061	138,123	128,788
Bad debt expense	—	—	10,970	—
Total operating expenses	73,605	70,548	246,412	207,704
Income (loss) from operations	21,271	10,082	12,070	(2,490)
Other income (expense):
Interest income	6,593	9,382	21,130	28,050
Interest expense	(1,643)	(1,699)	(4,976)	(5,090)
Sublease income	2,225	2,205	6,677	2,808
Loss on debt extinguishment	—	—	(82,095)	—
Other loss	(27)	(152)	(1,046)	(52)
Net income (loss) before income taxes	28,419	19,818	(48,240)	23,226
Provision for income taxes	(1,492)	(2,224)	(2,211)	(2,967)
Net income (loss)	$26,927	$17,594	$(50,451)	$20,259
Net income (loss) per share:
Basic	$0.23	$0.13	$(0.42)	$0.15
Diluted	$0.21	$0.12	$(0.42)	$0.15
Weighted-average shares used in computing net income (loss) per share:
Basic	117,307	131,133	120,471	130,746
Diluted	136,468	154,807	120,471	133,644
See accompanying notes.

Condensed Consolidated Statements of Comprehensive Income (loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$26,927	$17,594	$(50,451)	$20,259
Other comprehensive income, net of tax:
Change in unrealized gain or loss on marketable securities available-for-sale	200	4,021	121	2,275
Cumulative foreign currency translation adjustments	(52)	1,404	5,401	347
Total other comprehensive income	148	5,425	5,522	2,622
Total comprehensive income (loss)	$27,075	$23,019	$(44,929)	$22,881
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock
Three Months Ended September 30, 2025	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balances at June 30, 2025	117,230	$117	$1,474,046	$652	$(980,653)	$494,162
Issuance of common stock upon exercise of stock options	11	-	95	-	-	95
Issuance of common stock upon release of restricted and performance stock awards, net of statutory tax withholdings	50	-	(248)	-	-	(248)
Issuance of common stock under Employee Stock Purchase Plan	73	-	664	-	-	664
Repurchase of common stock inclusive of excise tax (Note 11)	—	—	—	-	-	—
Stock compensation expense	-	-	12,390	-	-	12,390
Total other comprehensive income	-	-	-	148	-	148
Net income	-	-	-	-	26,927	26,927
Balances at September 30, 2025	117,364	$117	$1,486,947	$800	$(953,726)	$534,138

Nine Months Ended September 30, 2025
Balances at December 31, 2024	125,450	$125	$1,504,671	$(4,722)	$(903,275)	$596,799
Issuance of common stock upon exercise of stock options	734	1	6,833	-	-	6,834
Issuance of common stock upon release of restricted and performance stock awards, net of statutory tax withholdings	1,495	2	(11,810)	-	-	(11,808)
Issuance of common stock under Employee Stock Purchase Plan	162	-	1,499	-	-	1,499
Repurchase of common stock inclusive of excise tax (Note 11)	(10,477)	(11)	(100,624)	-	-	(100,635)
Unwind of capped call options (Note 7)	-	-	46,554	-	-	46,554
Stock compensation expense	-	-	39,824	-	-	39,824
Total other comprehensive income	-	-	-	5,522	-	5,522
Net loss	-	-	-	-	(50,451)	(50,451)
Balances at September 30, 2025	117,364	$117	$1,486,947	$800	$(953,726)	$534,138

	Common Stock
Three Months Ended September 30, 2024	Shares	Par Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balances at June 30, 2024	130,984	$131	$1,575,548	$(4,911)	$(927,919)	$642,849
Issuance of common stock upon exercise of stock options	221	-	1,871	-	-	1,871
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	49	-	(251)	-	-	(251)
Issuance of common stock under Employee Stock Purchase Plan	91	-	856	-	-	856
Stock compensation expense	-	-	13,083	-	-	13,083
Total other comprehensive income	-	-	-	5,425	-	5,425
Net income	-	-	-	-	17,594	17,594
Balances at September 30, 2024	131,345	$131	$1,591,107	$514	$(910,325)	$681,427

Nine Months Ended September 30, 2024
Balances at December 31, 2023	129,530	$130	$1,554,634	$(2,108)	$(930,584)	$622,072
Issuance of common stock upon exercise of stock options	515	-	3,925	-	-	3,925
Issuance of common stock upon release of restricted stock awards, net of statutory tax withholdings	1,115	1	(8,827)	-	-	(8,826)
Issuance of common stock under Employee Stock Purchase Plan	185	-	1,760	-	-	1,760
Stock compensation expense	-	-	39,615	-	-	39,615
Total other comprehensive income	-	-	-	2,622	-	2,622
Net income	-	-	-	-	20,259	20,259
Balances at September 30, 2024	131,345	$131	$1,591,107	$514	$(910,325)	$681,427
See accompanying notes.

Dynavax Technologies Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net (loss) income	$(50,451)	$20,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,706	3,443
Amortization of right-of-use assets	2,463	2,538
Inventory write off	3,638	1,264
Sublease termination loss (Note 5)	-	4,765
Accretion of discounts on marketable securities	(5,034)	(11,892)
Stock-based compensation expense	39,824	39,615
Bad debt expense (Note 6)	10,970	-
Non-cash interest expense	820	2,272
Loss on debt extinguishment	82,095	-
Changes in operating assets and liabilities:
Accounts and other receivables, net	(26,415)	(30,744)
Inventories	(6,872)	(10,376)
Prepaid manufacturing	-	(6,893)
Prepaid expenses and other current assets	(2,260)	(2,643)
Other assets	-	(878)
Accounts payable	(5,148)	2,023
Lease liabilities	(3,151)	(3,220)
Accrued and other liabilities	(6,564)	3,968
Net cash provided by operating activities	37,621	13,501
Investing activities
Purchases of marketable securities	(251,655)	(491,047)
Proceeds from maturities and redemption of marketable securities	387,297	452,520
Purchases of property and equipment, net	(6,617)	(2,874)
Net cash provided by (used in) investing activities	129,025	(41,401)
Financing activities
Proceeds from issuance of Convertible Notes (Note 7)	39,708	-
Payment for debt issuance costs (Note 7)	(4,500)	-
Payments for debt extinguishment (Note 7)	(80,938)	-
Proceeds from unwind of capped call options (Note 7)	46,554	-
Payments for repurchase of common stock (Note 11)	(101,207)	-
Proceeds from exercise of stock options	6,833	3,925
Proceeds from Employee Stock Purchase Plan	1,499	1,760
Payments for taxes related to net share settlement of restricted and performance stock units	(11,810)	(8,827)
Net cash used in financing activities	(103,861)	(3,142)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1,613	98
Net increase (decrease) in cash and cash equivalents, and restricted cash	64,398	(30,944)
Cash and cash equivalents, and restricted cash at beginning of period	96,154	150,556
Cash and cash equivalents, and restricted cash at end of period	$160,552	$119,612
Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$2,605	$4,577
Cash paid during the period for interest	$2,021	$2,819
Non-cash investing and financing activities:
Purchases of property and equipment, not yet paid	$2,105	$762
Right-of-use assets obtained in exchange of operating lease liabilities	$405	$-
See accompanying notes.

Dynavax Technologies Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Dynavax Technologies Corporation (“we,” “our,” “us,” “Dynavax” or the “Company”) is a commercial stage biopharmaceutical company developing and commercializing innovative vaccines to help protect the world against infectious diseases. Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted] is approved in the United States (“U.S.”), the European Union (“EU”) and the United Kingdom (“UK”) for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older. We do not currently market HEPLISAV-B outside the U.S.
We are advancing a pipeline of differentiated product candidates that leverage our CpG 1018® adjuvant, the adjuvant used in HEPLISAV-B, to develop improved vaccines in indications with unmet medical needs. These programs currently include vaccine candidates under development for shingles and a plague vaccine candidate program in collaboration with and fully funded by the U.S. Department of Defense (“DoD”), and additional vaccine programs in preclinical development.
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
The unaudited condensed consolidated financial statements include the accounts of Dynavax and our wholly-owned subsidiaries, Dynavax GmbH, located in Düsseldorf, Germany, Dynavax India LLP, located in India, and a branch of Dynavax registered in Italy. All significant intercompany accounts and transactions among these entities have been eliminated from the unaudited condensed consolidated financial statements. We operate in one business segment: discovery, development, and commercialization of novel vaccines.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326 and provides a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when estimating credit losses for current accounts receivable and current contract assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. ASU 2025-05 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2025-05. We are currently evaluating the impact of adopting ASU 2025-05.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. There were no transfers between Level 1, 2 and 3 during the three and nine months ended September 30, 2025.
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

Recurring Fair Value Measurements
The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets
Money market funds	$142,383	$-	$-	$142,383
U.S. treasuries	-	201,935	-	201,935
U.S. government agency securities	-	69,317	-	69,317
Corporate debt securities	-	216,316	-	216,316
Total assets	$142,383	$487,568	$-	$629,951

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets
Money market funds	$83,726	$-	$-	$83,726
U.S. treasuries	-	199,879	-	199,879
U.S. government agency securities	-	158,871	-	158,871
Corporate debt securities	-	259,201	-	259,201
Total assets	$83,726	$617,951	$-	$701,677
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

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$160,247	$95,883	$119,332	$150,279
Restricted cash (1)	305	271	280	277
Total cash and cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$160,552	$96,154	$119,612	$150,556
(1)Restricted cash is included in "Other assets" in the Condensed Consolidated Balance Sheets.
Restricted cash balances relate to certificates of deposit issued as collateral to certain letters of credit issued as security to our lease arrangements (see Note 5).

Cash and cash equivalents, and marketable securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2025
Cash and cash equivalents:
Cash	$17,864	$-	$-	$17,864
Money market funds	142,383	-	-	142,383
Total cash and cash equivalents	160,247	-	-	160,247
Marketable securities available-for-sale:
U.S. treasuries	201,540	408	(13)	201,935
U.S. government agency securities	69,202	126	(11)	69,317
Corporate debt securities	216,105	241	(30)	216,316
Total marketable securities available-for-sale	486,847	775	(54)	487,568
Total cash and cash equivalents, and marketable securities	$647,094	$775	$(54)	$647,815
December 31, 2024
Cash and cash equivalents:
Cash	$12,157	$-	$-	$12,157
Money market funds	83,726	-	-	83,726
Total cash and cash equivalents	95,883	-	-	95,883
Marketable securities available-for-sale:
U.S. treasuries	199,741	460	(322)	199,879
U.S. government agency securities	158,605	486	(220)	158,871
Corporate debt securities	259,004	418	(221)	259,201
Total marketable securities available-for-sale	617,350	1,364	(763)	617,951
Total cash and cash equivalents, and marketable securities	$713,233	$1,364	$(763)	$713,834
The maturities of our marketable securities available-for-sale are as follows (in thousands):

	September 30, 2025
	Amortized Cost	Estimated Fair Value
Mature in one year or less	$370,115	$370,594
Mature after one year through two years	116,732	116,974
	$486,847	$487,568
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
There were no realized gains or losses from the sale of marketable securities during the three and nine months ended September 30, 2025 and 2024. We do not intend to sell, and are not required to sell, the investments that are in an unrealized loss position before recovery of their amortized cost basis. During the three and nine months ended

September 30, 2025, we did not record an allowance for credit losses, as management believes any such losses would be immaterial based on the investment-grade credit rating for each of the investments as of September 30, 2025. As such, there have been no declines in fair value that have been identified as a credit-related impairment.
4. Inventories
The following table presents inventories (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$39,965	$42,639
Work-in-process	13,327	14,569
Finished goods	19,996	12,846
Total inventories	$73,288	$70,054
During the nine months ended September 30, 2025, we recorded approximately $3.1 million in Cost of sales - product primarily related to yield loss during the production process. During the nine months ended September 30, 2024, we recorded approximately $1.3 million in Cost of sales - product related to one manufacturing batch that did not meet approved release specifications.
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
Our lease-related amounts are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$1,461	$1,437	$4,323	$4,349
Cash paid for lease liabilities (1)	$1,745	$1,923	$5,405	$5,701
Sublease income (2)	$2,225	$2,205	$6,677	$2,808
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
The balance sheet classification of our operating lease liabilities was as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liabilities:
Current portion of lease liabilities (included in other current liabilities)	$4,199	$4,175
Long-term portion of lease liabilities	23,985	26,388
Total operating lease liabilities	$28,184	$30,563

As of September 30, 2025, the maturities of our sublease income and operating lease liabilities were as follows (in thousands):

Years ending December 31,	Sublease Income	Operating Lease Liabilities
2025 (remaining)	$1,532	$1,739
2026	6,342	6,711
2027	6,564	6,654
2028	6,794	6,639
2029	7,031	6,483
Thereafter	9,160	8,759
Total	$37,423	36,985
Less:
Present value adjustment		(8,801)
Total		$28,184
The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liabilities were as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term	5.4 years	5.9 years
Weighted average discount rate	10.1%	10.1%
Commitments
We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of September 30, 2025, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $83.2 million, which are expected to be paid through 2029.
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
Through September 30, 2025, we received Advance Payments from CEPI totaling approximately $175.0 million pursuant to the CEPI Agreement, of which $67.3 million has been repaid by us and $47.4 million was forgiven by CEPI in connection with our Biological E Limited (“Bio E”) Supply Agreement dated July 2021 (the “Bio E Supply Agreement”), as amended. As of September 30, 2025, remaining Advance Payments totaling $60.3 million were reflected in CEPI accrual long-term in our condensed consolidated balance sheets, representing the outstanding balance of the Advance Payments relating to the CpG 1018 Materials we sold pursuant to the Clover Supply Agreement (as defined and discussed below).
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
During the nine months ended September 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the Global Alliance for Vaccines and Immunization (“GAVI”) of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
The $11.0 million allowance for doubtful accounts represents the portion of Clover's contract asset that is incremental to the amounts which were directly funded using the Advance Payments from CEPI of approximately $60.3 million to manufacture the corresponding CpG 1018 Materials.

Accordingly, the contract asset balance associated with Clover was $60.3 million as of September 30, 2025, compared to $71.3 million as of December 31, 2024. The contract asset was included in other assets (non-current) and represents amounts due from Clover that we expect to become payable more than twelve months after September 30, 2025.
Advance Payments from CEPI of $60.3 million are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of September 30, 2025. We are only obligated to repay these Advance Payments to CEPI if, and to the pro rata extent, of our receipt from Clover of their payment for the corresponding CpG 1018 Materials. Pursuant to the terms of the Clover Supply Agreement, we intend to continue to pursue collection of the full $71.3 million due from Clover. Of this amount, $60.3 million will be payable to CEPI upon the occurrence of the applicable payment trigger events described above, whichever occurs first.
Biological E. Limited
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”). The Bio E Amendment No. 3 provided for additional payments of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. Bio E did not receive any payments from the Government of India for its CORBEVAX product by August 15, 2025. Accordingly, no accounts receivable is recorded from Bio E as of September 30, 2025.
U.S. Department of Defense
Since September 2021, we have been developing a plague (rF1V) vaccine candidate adjuvanted with CpG 1018 in collaboration with, and fully funded by, the DoD. In December 2024, we executed a contract totaling $30.0 million to support additional Phase 2 clinical and manufacturing activities through the first half of 2027. In August 2025, we executed an amendment to the agreement to include additional clinical activities totaling $14.0 million through 2027.
We recognized revenue of $4.7 million and $10.9 million from our agreement with the DoD for the three and nine months ended September 30, 2025, respectively. We recognized revenue of $1.3 million and $7.7 million from our agreement with the DoD for the three and nine months ended September 30, 2024, respectively. Revenue from our agreement with the DoD is included in other revenue in our condensed consolidated statements of operations.
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
Following the completion of the Refinancing Transaction, the total principal balance of our outstanding convertible notes as of September 30, 2025, was $265.2 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes.
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
The Refinancing Transaction was accounted for as an extinguishment of debt under ASC 470-50-40, which requires that the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized in the statement of operations. Accordingly, we recognized a loss on debt extinguishment of $82.1 million, which is included in other income (expense) in the condensed consolidated statements of operations for the nine months ended September 30, 2025. Approximately $4.5 million in debt issuance costs were capitalized and will be amortized over the term of the 2030 Notes.
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
Convertible Senior Notes due 2026
Following the Refinancing Transaction, the remaining principal balance of our 2026 Notes is $40.2 million as of September 30, 2025. These remaining 2026 Notes carry an unamortized debt discount of approximately $0.1 million as of September 30, 2025, which will continue to be amortized to interest expense over the remaining term using the effective interest method.
The 2026 Notes are general unsecured obligations and accrue interest at a rate of 2.50% per annum payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The 2026 Notes mature on May 15, 2026, unless converted, redeemed or repurchased prior to such date. As of September 30, 2025, we reclassified the remaining principal balance of our 2026 Notes totaling $40.2 million from long-term liabilities to current liabilities as the notes mature within 12 months of the reporting date.
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
Since we have the option to settle conversions of the 2026 Notes in cash, shares of our common stock, or a combination of both, we continued to classify the 2026 Notes as a liability on our condensed consolidated balance sheets as of September 30, 2025. As the 2026 Notes mature within 12 months of the reporting date, the principal balance has been classified as a current liability on our condensed consolidated balance sheets as of September 30, 2025.
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
As of September 30, 2025, the 2026 Notes were recorded at the aggregate principal amount of $40.2 million less unamortized issuance costs of $0.1 million as a current liability on the condensed consolidated balance sheets. As of September 30, 2025, the fair value of the 2026 Notes was $45.5 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 3.1%.
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

Since we have the option to settle conversions of the 2030 Notes in cash, shares of our common stock, or a combination of both, we classified the 2030 Notes as long-term debt on our condensed consolidated balance sheets as of September 30, 2025.
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
As of September 30, 2025, the 2030 Notes were recorded at the aggregate principal amount of $225.0 million less unamortized issuance costs of $4.0 million as a long-term liability on our condensed consolidated balance sheets. As of September 30, 2025, the fair value of the 2030 Notes was $209.2 million. The fair value was estimated using a reputable third-party valuation model based on observable inputs and is considered Level 2 in the fair value hierarchy. The debt issuance costs are amortized to interest expense over the contractual term of the 2030 Notes at an effective interest rate of 2.4%.
The following table presents the components of interest expense related to our Convertible Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated coupon interest	$1,376	$1,409	$4,156	$4,227
Amortization of debt issuance cost	267	290	$820	$863
Total interest expense	$1,643	$1,699	$4,976	$5,090
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
As part of the Refinancing Transaction completed in March 2025, we unwound a portion of the Capped Calls. As part of the unwind, we received $46.6 million in cash, which was used to partially fund the cash payment associated with the Refinancing Transaction and the repurchase of our common stock. As of September 30, 2025, following the partial unwind, Capped Calls covering approximately 3,841,222 shares of common stock remain outstanding.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$94,876	$80,630	$258,482	$205,214
Less (add) (1):
Cost of sales - product	14,403	13,084	42,207	36,035
Research and development	19,116	14,403	55,112	42,881
Selling and marketing	21,791	23,902	70,199	73,701
General and administrative	18,295	19,159	67,924	55,087
Other segment items (2)	(5,656)	(7,512)	73,491	(22,749)
Segment income (loss) (3)	$26,927	$17,594	$(50,451)	$20,259
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Other segment items includes the net of: bad debt expense (Note 6), interest income, interest expense, sublease income (Note 5), loss on debt extinguishment (Note 7), other expenses, and provision for income taxes, as presented on the face of our condensed consolidated statements of operations.
(3)Net income (loss) is our reported measure of segment profit or loss.
9. Revenue Recognition
Disaggregation of Revenues
The following table disaggregates our product revenue, net by product and geographic region and disaggregates our other revenues by geographic region (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$89,954	$-	$89,954	$79,345	$-	$79,345
Total product revenue, net	89,954	-	89,954	79,345	-	79,345
Other revenue	4,739	183	4,922	1,263	22	1,285
Total revenues	$94,693	$183	$94,876	$80,608	$22	$80,630

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Product revenue, net
HEPLISAV-B	$245,163	$1,622	$246,785	$195,030	$2,347	$197,377
Total product revenue, net	245,163	1,622	246,785	195,030	2,347	197,377
Other revenue	10,903	794	11,697	7,663	174	7,837
Total revenues	$256,066	$2,416	$258,482	$202,693	$2,521	$205,214
Revenues from Major Customers and Collaboration Partners
HEPLISAV-B product sales in the U.S. are to certain wholesalers and specialty distributors whose customers include integrated delivery networks, retail pharmacies, independent hospitals and clinics, public health clinics and prisons, the Department of Defense, and the Department of Veterans Affairs.

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
The following table summarizes HEPLISAV-B product revenue from each of our three largest customers (as a percentage of total HEPLISAV-B product revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Largest customer	33%	31%	30%	29%
Second largest customer	21%	20%	20%	21%
Third largest customer	21%	19%	20%	18%
Contract Balances
The following table summarizes balances and activities in HEPLISAV-B product revenue allowance and reserve categories for the nine months ended September 30, 2025 (in thousands):

	Balance at Beginning of Period	Provisions related to current period sales	Credit or payments made during the period	Adjustments (3)	Balance at End of Period
Nine months ended September 30, 2025:
Accounts receivable reserves (1)	$9,317	$69,176	$(66,495)	$(2)	$11,996
Revenue reserve accruals (2)	$31,479	$46,346	$(42,590)	$(11,187)	$24,048
(1)Reserves are for chargebacks, discounts and other fees.
(2)Accruals are for returns, rebates and other fees.
(3)Adjustments for $11.2 million primarily from a change in estimate for product returns.
When we perform services under our agreement with the DoD, we recognize product revenue and a corresponding contract asset as our right to consideration is conditioned on something other than the passage of time. See Note 6 for further discussion. The following table summarizes balances and activities in our contract asset account (in thousands):

	Balance at Beginning of Period	Additions	Subtractions	Balance at End of Period
Nine months ended September 30, 2025
Contract asset, included in other current assets (1)	$351	$10,903	$(8,178)	$3,076
Contract asset, included in other assets (long term) (2)	$71,307	$—	$(10,970)	$60,337
(1)The $3.1 million contract asset is derived from our agreement with the DoD.
(2)The Clover contract asset was included in non-current assets to reflect the timing of expected long term demand for CpG 1018 adjuvant for Clover Product. During the nine months ended September 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. See Note 6 for further discussion.
10. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of our common stock outstanding.
For the calculation of diluted net income per share, net income for basic net income per share is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net income per share is computed by dividing the resulting net income by the weighted-average number of fully diluted common shares outstanding.

The numerators and denominators of the basic net income (loss) and diluted net income per share computations for our common stock are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss), basic	$26,927	$17,594	$(50,451)	$20,259

Add: interest expense on convertible notes	$1,231	$1,274	$—	$—
Net income (loss), diluted	$28,158	$18,868	$(50,451)	$20,259
Denominator
Weighted average common stock outstanding, basic	117,307	131,133	120,471	130,746
Effect of dilutive shares:
Stock-based compensation plans	2,966	2,131	—	2,898
Convertible Notes (as converted to common stock)	16,195	21,543	—	—
Weighted average common stock outstanding, diluted	136,468	154,807	120,471	133,644

Net income (loss) per share
Basic	$0.23	$0.13	$(0.42)	$0.15
Diluted	$0.21	$0.12	$(0.42)	$0.15
The following were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Outstanding securities not included in diluted net income (loss) per share calculation:
Stock options and stock awards	11,095	8,987	18,189	8,172
Convertible Notes (as converted to common stock)	-	-	16,195	21,543
Total	11,095	8,987	34,384	29,715
11. Common Stock
Common Stock Outstanding
As of September 30, 2025, there were 117,364,147 shares of our common stock outstanding. As of September 30, 2025, we had $120.0 million remaining under the at-the-market Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”).
Share Repurchase Program
In November 2024, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) allowing us to repurchase up to $200.0 million worth of our common stock. On November 8, 2024, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to repurchase an aggregate amount of $100.0 million of our common stock. Under the ASR Agreement, we made an aggregate upfront payment of $100.0 million to Goldman and received an aggregate initial delivery of 6,149,116 shares of our common stock on November 12, 2024, representing approximately 80% of the total shares that would be repurchased under the ASR Agreement measured based on the closing price of our common stock on November 8, 2024.

Repurchases under the ASR Agreement were completed on February 11, 2025, and upon final settlement, we received an additional 1,771,422 shares of our common stock, bringing the total number of shares repurchased under the ASR Agreement to 7,920,538. The final number of shares repurchased was determined based on the average of the daily volume-weighted average price “VWAP”) per share of our common stock during the repurchase period, subject to adjustments pursuant to the terms and conditions of the ASR Agreement.
In addition to the shares repurchased under the ASR Agreement, during the nine months ended September 30, 2025, we repurchased 8,135,637 shares of our common stock for an aggregate purchase price of approximately $91.7 million through open market transactions under the Repurchase Program. These repurchases were made in accordance with Rule 10b-18 under the Exchange Act and were funded using cash on hand.
In connection with the Refinancing Transaction completed on March 13, 2025, and pursuant to our Repurchase Program, we repurchased an additional 569,560 shares of our common stock for approximately $8.0 million in privately negotiated transactions at a price per share of $14.01 (See Note 7).
As of September 30, 2025, we have incurred approximately $0.9 million in excise taxes related to our share repurchase activity during the year, which are recorded in additional paid-in capital.
As of September 30, 2025, we have completed all repurchases of our common stock under our Repurchase Program.
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
In May 2024, our stockholders approved the amendment and restatement of our 2018 Equity Incentive Plan (the “Amended 2018 EIP”) to, among other things, increase the authorized number of shares of common stock by 11,400,000. The maximum number of shares of common stock that may be issued under the Amended 2018 EIP will not exceed 41,440,250 shares of common stock. As of September 30, 2025, the Amended 2018 EIP and the Amended and Restated 2014 Employee Stock Purchase Plan are our active plans.
The Amended 2018 EIP is administered by our Board of Directors, or a designated committee of the Board of Directors, and awards granted under the Amended 2018 EIP have a term of seven years unless earlier terminated by the Board of Directors. As of September 30, 2025, there were 8,583,472 shares of common stock reserved for issuance under the Amended 2018 EIP.
Under our Amended 2018 EIP, we may grant stock options, restricted stock units (“RSUs”), performance-based awards, and other awards that are settled in shares of our common stock. Our equity awards generally vest over a three-year period contingent upon continuous service and unless exercised, expire seven or ten years from the date of grant (or earlier upon termination of continuous service). Activity under the Amended 2018 EIP is set forth below:

Stock Options
The following table summarizes the activity of stock options for the nine months ended September 30, 2025:

	Shares Underlying Outstanding Options (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	11,142	$11.15	3.79	$24,210
Options granted	1,819	12.41
Options exercised	(734)	9.29
Options cancelled:
Options forfeited (unvested)	(131)	12.33
Options expired (vested)	(975)	16.39
Balance as of September 30, 2025	11,121	$11.01	3.77	$7,631
Vested and expected to vest as of September 30, 2025	10,950	$10.99	3.73	$7,631
Exercisable as of September 30, 2025	8,186	$10.54	2.97	$7,628
Restricted Stock Units
The following table summarizes the activity of RSUs for the nine months ended September 30, 2025:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2024	5,363	$12.15
Granted	2,760	12.61
Vested (1)	(2,222)	12.06
Forfeited	(308)	12.29
Non-vested as of September 30, 2025	5,593	$12.40
(1)Inclusive of approximately 837,586 RSUs for the nine months ended September 30, 2025, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.
Market-based Performance Stock Units
We granted market-based performance restricted stock units (“PSUs”) to certain executives. These PSUs vest upon a specified market condition. The summary of PSU activities for the nine months ended September 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2024	1,115	$16.59
Granted	517	20.19
Vested (1)	(193)	11.62
Non-vested as of September 30, 2025	1,439	$18.55
(1)Inclusive of approximately 81,972 PSUs for the nine months ended September 30, 2025, which were not converted into shares due to net share settlement in order to cover the required amount of employee withholding taxes. The value of the withheld shares was classified as a reduction to additional paid-in capital.

Performance-based Options
As of September 30, 2025, approximately 36,000 shares underlying performance-based options were outstanding.
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

	Stock Options		Stock Options		Market-Based Performance Stock Units
	Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Weighted-average fair value per share	N/A	$6.66	$7.13	$7.82	$20.19	$17.23
Risk-free interest rate	N/A	3.8%	4.2%	4.2%	4.2%	4.3%
Expected life (in years)	N/A	4.5	4.5	4.5	2.9	2.9
Volatility	N/A	0.8	0.7	0.8	0.4	0.6
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
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in our condensed consolidated statements of operations and amounts capitalized to our inventories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,482	$3,135	$8,300	$8,681
Selling, general and administrative	8,620	8,703	27,392	26,878
Cost of sales - product	370	397	1,316	1,505
Inventories	918	848	2,816	2,551
Total	$12,390	$13,083	$39,824	$39,615
13. Income Taxes
We are subject to U.S. federal, state and foreign income taxes. Our consolidated provision for income taxes and our effective income tax rate consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$(1,492)	$(2,224)	$(2,211)	$(2,967)
Effective income tax rate	5.3%	11.2%	(4.6)%	12.8%

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire.
The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. We have accounted for the effects of OBBBA in the three and nine-months ended September 30, 2025, of which the primary impact is a reduction of current income tax liabilities and a corresponding reduction to income tax expense. Additionally, we anticipate that these provisions will enhance cash flows, as they reduce our overall tax liability. However, given the complexity of tax laws, related regulations, and evolving interpretations, our estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions. We will continue to analyze the downstream implications of the OBBBA on state regulations and will reflect their impact on the financial statements in the period of enactment.
For the nine months ended September 30, 2025, the primary difference between the effective tax rate and the federal statutory rate is driven by federal, state and foreign tax expense, offset by the benefit of net operating losses utilized during the period and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets and the income tax benefits of the OBBBA. For the nine months ended September 30, 2024, the primary difference between the effective tax rate and the federal statutory rate is due to the benefit of net operating losses utilized during the periods and the full valuation allowance we established on our federal, state and certain foreign deferred tax assets.
The tax benefit of net operating losses, temporary differences and credit carryforwards is required to be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence as of September 30, 2025, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized, and, accordingly, has provided a valuation allowance.

14. Subsequent Events
New Share Repurchase Program
In October 2025, our Board of Directors authorized a share repurchase program (the “New Repurchase Program”) to repurchase up to $100.0 million worth of our common stock.

Vaxart Agreement

In November 2025, we entered into an agreement with Vaxart, Inc. (“Vaxart”), under which Vaxart granted us an exclusive, worldwide license to develop and commercialize oral vaccines based on Vaxart’s delivery platform (the “Vaxart Platform”) for SARS-CoV-2, SARS, MERS and other coronavirus infections and respiratory illnesses caused by coronavirus infections, including COVID-19 (“Vaxart Agreement”). Vaxart’s oral pill COVID-19 vaccine candidate is currently in a Phase 2b clinical trial (the “COVID-19 Vaccine Candidate”) funded under an agreement between Vaxart and Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by BARDA (the U.S. Biomedical Advanced Research and Development Authority) as part of Project NextGen.

Under the terms of the Vaxart Agreement, we will pay Vaxart an upfront license fee of $25.0 million and make a $5.0 million equity investment in Vaxart. Vaxart will retain full operational and financial responsibility for the development of the COVID-19 Vaccine Candidate through the completion of the Phase 2b clinical trial and the subsequent End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”). In addition, after receiving the results of the Phase 2b clinical trial, we will pay an additional fee of $50.0 million to Vaxart, unless we elect not to assume responsibility for continued development of the COVID-19 Vaccine Candidate (in which case, the Vaxart Agreement will terminate). We have also agreed to pay milestone payments to Vaxart upon the achievement of certain regulatory approval and commercial milestone events, as well as royalties on product net sales.

As noted above, in connection with the Vaxart Agreement, we and Vaxart have entered into a securities purchase agreement pursuant to which we will purchase $5.0 million of shares of Vaxart common stock.

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
The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the related Notes and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our first marketed product, HEPLISAV-B® [Hepatitis B Vaccine (Recombinant), Adjuvanted], is approved in the United States (“U.S.”), the European Union (“EU”) and the United Kingdom (“UK”) for the prevention of infection caused by all known subtypes of hepatitis B virus in adults aged 18 years and older.
In April 2022, the CDC's Advisory Committee on Immunization Practices (“ACIP”) published its universal recommendation for hepatitis B vaccination in adults, advising that all adults aged 19-59 should be vaccinated against hepatitis B. We believe this is helping create a significantly expanded total annual market opportunity of approximately $900.0 million in the U.S. by 2030, with HEPLISAV-B expected to achieve at least 60% total market share. Additionally, we believe the HEPLISAV-B U.S. market opportunity will remain substantial beyond 2030 due to the ongoing penetration of the unvaccinated eligible adult population, observed revaccination practices by healthcare providers, and continued gains in market share. Our annual revenue has continued to grow significantly since the recommendation was made, primarily as a result of our successful efforts to capture a greater share of an expanding market.
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
In addition, we manufacture and have supplied in the past, and could supply in the future, our CpG 1018 adjuvant to a number of global customers, including companies engaged in the development and manufacture of COVID-19 vaccines across a variety of vaccine platforms utilizing CpG 1018 adjuvant. While we did not recognize any CpG 1018 adjuvant revenue in 2024 or during the three and nine months ended September 30, 2025, we could see new demand in the future if our collaborators work through their inventory on hand and need additional supply, or new programs utilizing our adjuvant advance to later stages up to and including commercialization. However, long-term demand for CpG 1018 adjuvant supporting COVID-19 or other vaccines will be highly dependent on each customer’s ability to commercialize in respective territories and geographies where their respective COVID-19 or other vaccines are approved for use.
In November 2025, we entered into an agreement with Vaxart, Inc. (“Vaxart”), under which Vaxart granted us an exclusive, worldwide license to develop and commercialize oral vaccines based on Vaxart’s delivery platform (the “Vaxart Platform”) for SARS-CoV-2, SARS, MERS and other coronavirus infections and respiratory illnesses caused by coronavirus infections, including COVID-19 (“Vaxart Agreement”). Vaxart’s oral pill COVID-19 vaccine candidate is currently in a Phase 2b clinical trial (the “COVID-19 Vaccine Candidate”) funded under an agreement between Vaxart and Advanced Technology International, the Rapid Response Partnership Vehicle’s Consortium Management Firm funded by BARDA (the U.S. Biomedical Advanced Research and Development Authority) as part of Project NextGen. See Note 14 –

Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

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
HEPLISAV-B product sales in the U.S. are to certain wholesalers and specialty distributors whose principal customers include independent hospitals and clinics, integrated delivery networks, public health clinics and prisons, the Department of Defense, the Department of Veterans Affairs and retail pharmacies. For the three and nine months ended September 30, 2025, HEPLISAV-B product revenue, net was $90.0 million and $246.8 million, respectively.
CpG 1018® Adjuvant Supply for COVID-19 Vaccines
In January 2021, we entered into an agreement (together with subsequent amendments, the “CEPI Agreement”) with Coalition for Epidemic Preparedness Innovations (“CEPI”) for the manufacture and reservation of a specified quantity of CpG 1018® adjuvant. Through September 30, 2025, we have received approximately $175.0 million in advance payments (the “Advance Payments”) under the CEPI Agreement. Of this amount, $67.3 million has been repaid and $47.4 million has been forgiven. As of September 30, 2025, the remaining $60.3 million, representing the outstanding balance of the Advance Payments relating to the Clover Supply Agreement (as defined and discussed below), is recorded in CEPI accrual long-term in our condensed consolidated balance sheets, and may be repaid from collections from Clover or forgiven under the terms of the CEPI Agreement.
In June 2021, we entered into a commercial supply agreement (together, the “Clover Supply Agreement”) with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (collectively, “Clover”) for the commercial supply of CpG 1018 adjuvant for use with its protein-based COVID-19 vaccine candidate, SCB-2019. During the nine months ended September 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the Global Alliance for Vaccines and Immunization (“GAVI”) of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
The $11.0 million allowance for doubtful accounts represents the portion of Clover's contract asset that is incremental to the amounts which were directly funded using the Advance Payments from CEPI of approximately $60.3 million to manufacture the corresponding CpG 1018 Materials.
Accordingly, the contract asset balance associated with Clover was $60.3 million as of September 30, 2025, compared to $71.3 million as of December 31, 2024. The contract asset was included in other assets (non-current) and represents amounts due from Clover that we expect to become payable more than twelve months after September 30, 2025.

Advance Payments from CEPI of $60.3 million are recorded in CEPI accrual long-term in our condensed consolidated balance sheets as of September 30, 2025. We are only obligated to repay these Advance Payments to CEPI if, and to the extent, of our receipt from Clover of their payment for the corresponding CpG 1018 Materials. Advance Payments may be forgiven in accordance with the CEPI Agreement in the event we do not collect corresponding amounts from Clover. Pursuant to the terms of the Clover Supply Agreement, we intend to continue to pursue full collection of the $71.3 million due from Clover, of which $60.3 million will be payable to CEPI upon the occurrence of the applicable payment trigger events described above, whichever occurs first.
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”). The Bio E Amendment No. 3 provided for additional payments of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. Bio E did not receive any payments from the Government of India for its CORBEVAX product by August 15, 2025. Accordingly, no accounts receivable is recorded from Bio E as of September 30, 2025.

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
•In August 2025, we presented positive topline data from Part 1 of the randomized, observer-blinded, active-controlled Phase 1/2 clinical trial of Z-1018. At all doses and formulations evaluated in Part 1 of the trial, Z-1018 was well-tolerated and demonstrated a favorable tolerability profile, including lower solicited local and systemic post-injection reactions, versus Shingrix®. Z-1018 demonstrated robust immune responses in all dose arms, including a 100% humoral vaccine response rate at the dose selected for advancement, with comparable immunogenicity to Shingrix.
•In October 2025, we announced that the first participants have been dosed in Part 2 of the Phase 1/2 trial evaluating Z-1018 head-to-head versus Shingrix in adults aged 70 years and older.
•In support of establishing clinical proof-of-concept for Z-1018 as a differentiated, best-in-class shingles vaccine, we anticipate reporting both topline Part 2 results, along with 12-month follow-up data for Part 1, in the second half of 2026.
Plague Vaccine Program:
We are developing a plague (rF1V) vaccine candidate adjuvanted with CpG 1018® in collaboration with, and fully funded by, the U.S. Department of Defense (DoD).
•In the fourth quarter of 2024, we and the DoD executed an agreement for approximately $30.0 million through the first half of 2027 to support additional clinical and manufacturing activities.
•In the third quarter of 2025, we executed an amendment to the agreement for approximately $14.0 million from the DoD to support additional non-human primate studies.
•We initiated Part 1 of the Phase 2 clinical trial evaluating the plague vaccine candidate and completed enrollment in the third quarter of 2025.
Pandemic Influenza Adjuvant Program:
We are evaluating CpG 1018 in an adjuvanted H5N1 influenza vaccine as a proof-of-concept for its potential use with pandemic influenza vaccines.
•During the second quarter of 2025, we completed Part 1 of the randomized, active-controlled Phase 1/2 study to evaluate the safety and immunogenicity of an investigational H5N1 influenza vaccine adjuvanted with CpG 1018 in 101 participants aged 18 to 49.
•Based on the results from Part 1 of the study, we are advancing the optimal formulation of CpG 1018 adjuvant to evaluate in Part 2 of the Phase 1/2 trial, with topline immunogenicity and safety data expected in 2026.

Lyme Disease Vaccine Program:
We are developing an investigational multivalent protein subunit vaccine candidate adjuvanted with CpG 1018 for the prevention of Lyme disease, a bacterial infection that is the most common vector-borne illness in the Northern Hemisphere.
•There are currently no approved human vaccines for Lyme disease, and current vaccine candidates in clinical development require a three-dose primary series and annual boosters. We believe our investigational Lyme disease vaccine adjuvanted with CpG 1018, which has a demonstrated ability to amplify immune response and improve durability of protection, has the potential for a differentiated and best-in-class vaccine profile.
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
Convertible Notes
On March 13, 2025 (the “Settlement Date”), we entered into privately negotiated exchange and subscription agreements (the “Exchange Agreements”) with certain holders of our outstanding 2.50% Convertible Senior Notes due 2026 (the “2026 Notes”) and one new investor. Pursuant to the Exchange Agreements, we issued $225.0 million aggregate principal amount of 2.00% Convertible Senior Notes due 2030 (the “2030 Notes,” and together with the 2026 Notes, the “Convertible Notes”), consisting of (i) approximately $185.3 million issued in exchange for a corresponding principal amount of 2026 Notes, and (ii) approximately $39.7 million of 2030 Notes issued to existing holders of the 2026 Notes and a new investor (the “Refinancing Transaction”).
Following the completion of the Refinancing Transaction, the total principal balance of our outstanding convertible notes as of September 30, 2025, was $265.2 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes.
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
The Refinancing Transaction was accounted for as an extinguishment of debt under ASC 470-50-40, which requires that the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt is recognized in the statement of operations. Accordingly, we recognized a loss on debt extinguishment of $82.1 million, which is included in other income (expense) in the condensed consolidated statements of operations for the nine months ended September 30, 2025. Approximately $4.5 million in debt issuance costs were capitalized and will be amortized over the term of the 2030 Notes.
Share Repurchase Programs
In November 2024, our Board of Directors authorized a share repurchase program (the “Repurchase Program”) allowing us to repurchase up to $200.0 million worth of our common stock. Through September 30, 2025, we repurchased a total of 16,625,735 shares, including $100.0 million under an accelerated share repurchase agreement (“ASR”) and approximately $100.0 million through open market and privately negotiated transactions. As of September 30, 2025, we have completed all repurchases of our common stock under our Repurchase Program.
In October 2025, our Board of Directors authorized a share repurchase program (the “New Repurchase Program”) to repurchase up to $100.0 million worth of our common stock.

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
We believe that there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2025, as compared with those disclosed in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following is a summary of our revenues (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2024 to 2025		Nine Months Ended September 30,		Increase from 2024 to 2025
Revenues:	2025	2024	$	%	2025	2024	$	%
HEPLISAV-B	$89,954	$79,345	$10,609	13%	$246,785	$197,377	$49,408	25%
Total product revenue, net	89,954	79,345	10,609	13%	246,785	197,377	49,408	25%
Other revenue	4,922	1,285	3,637	283%	11,697	7,837	3,860	49%
Total revenues	$94,876	$80,630	$14,246	18%	$258,482	$205,214	$53,268	26%
(1) Other revenue primarily includes revenue from our agreement with the DoD.
HEPLISAV-B product revenue increased by $10.6 million and $49.4 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
For the three and nine months ended September 30, 2025, approximately $3.3 million and $20.6 million of the increase in product revenue, respectively, was due to higher volume, largely driven by continued improvement in market share, and growth in the U.S. hepatitis-B vaccine market. Increases in net sales price contributed approximately $8.2 million and $25.5 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Additionally, adjustments to reserve estimates increased product revenue by approximately $2.4 million for the nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to lower observed HEPLISAV-B return rates.

There was no non-U.S. product revenue for each of the three month ending September 30, 2025, and September 30, 2024. For the nine months ended September 30, 2025, and September 30, 2024, non-U.S. product revenue, net included approximately$1.6 million and $2.3 million, respectively. We do not currently anticipate revenue from non-U.S. sales in the near future.

Cost of Sales – Product
Cost of sales - product consists primarily of raw materials, certain fill, finish and overhead costs and any inventory adjustment charges for HEPLISAV-B.
The following is a summary of our cost of sales - product (in thousands, except for percentages):

	Three Months Ended September 30,		Increase from 2024 to 2025		Nine Months Ended September 30,		Increase from 2024 to 2025
Cost of Sales - Product	2025	2024	$	%	2025	2024	$	%
HEPLISAV-B	$14,403	$13,084	$1,319	10%	$42,207	$36,035	$6,172	17%
Total cost of sales - product	$14,403	$13,084	$1,319	10%	$42,207	$36,035	$6,172	17%
HEPLISAV-B cost of sales-product increased by $1.3 million and $6.2 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to the growth in HEPLISAV-B sales volume. Cost of sales-product for the nine months ended September 30, 2025, also included approximately $3.1 million primarily related to yield loss during the production process, compared to approximately $1.3 million during the nine months ended September 30, 2024, related to one manufacturing batch that did not meet approved release specifications.
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

The following is a summary of our research and development expenses (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2024 to 2025		Nine Months Ended September 30,		Increase (Decrease) from 2024 to 2025
Program Expenses:	2025	2024	$	%	2025	2024	$	%
Shingles	$9,903	$5,141	$4,762	93%	$22,587	$12,289	$10,298	84%
Plague (1)	2,187	503	1,684	335%	4,872	3,580	1,292	36%
HEPLISAV-B and CpG 1018 adjuvant development	1,146	1,093	53	5%	4,368	4,091	277	7%
Tdap	—	1,119	(1,119)	(100)%	127	3,805	(3,678)	(97)%
Other	2,757	2,741	16	1%	13,088	8,411	4,677	56%
Other research and development expenses:
Facility costs	641	671	(30)	(4%)	1,770	2,024	(254)	(13%)
Non-cash stock-based compensation	2,482	3,135	(653)	(21%)	8,300	8,681	(381)	(4%)
Total research and development	$19,116	$14,403	$4,713	33%	$55,112	$42,881	$12,231	29%
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
Research and development expenses increased by $4.7 million and $12.2 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in research and development expenses was primarily driven by higher costs associated with our shingles program due to the ongoing Phase 1/2 clinical trial, the progression of our plague vaccine candidate in a Phase 2 clinical study, increased investment in the initiation and completion of enrollment for Part 1 of a Phase 1/2 clinical study for our pandemic influenza program, and continued work on IND-enabling activities for our Lyme disease program, which began in the first quarter of 2025. These increases were partially offset by reduced expenses following the discontinuation of our Tdap program in late 2024.
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

The following is a summary of our selling, general and administrative expenses (in thousands, except for percentages):

Selling, General and Administrative:	Three Months Ended September 30,		Increase (Decrease) from 2024 to 2025		Nine Months Ended September 30,		Increase (Decrease) from 2024 to 2025
	2025	2024	$	%	2025	2024	$	%
Compensation and related personnel costs	$17,018	$16,933	$85	1%	$52,118	$53,610	$(1,492)	(3%)
Outside services	12,019	15,551	(3,532)	(23%)	50,818	41,652	9,166	22%
Facility costs	2,429	1,874	555	30%	7,795	6,648	1,147	17%
Non-cash stock-based compensation	8,620	8,703	(83)	(1%)	27,392	26,878	514	2%
Total selling, general and administrative	$40,086	$43,061	$(2,975)	(7%)	$138,123	$128,788	$9,335	7%

Selling, general and administrative expenses decreased by $3.0 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to marketing campaign expenses incurred in the three months ended September 30, 2024, that did not recur in the same period in 2025. Selling, general and administrative expenses increased by $9.3 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily driven by higher professional consulting and legal fees of $12.5 million related to our successful proxy contest campaign.
Bad Debt Expense
During the first quarter of 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This charge is reflected in our results for the nine months ended September 30, 2025. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the GAVI of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
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
The following is a summary of our other income (expense) (in thousands, except for percentages):

	Three Months Ended September 30,		Increase (Decrease) from 2024 to 2025		Nine Months Ended September 30,		Increase (Decrease) from 2024 to 2025
	2025	2024	$	%	2025	2024	$	%
Interest income	$6,593	$9,382	$(2,789)	(30%)	$21,130	$28,050	$(6,920)	(25%)
Interest expense	$(1,643)	$(1,699)	$56	3%	$(4,976)	$(5,090)	$114	2%
Sublease income	$2,225	$2,205	$20	1%	$6,677	$2,808	$3,869	138%
Loss on debt extinguishment	$—	$—	$—	—%	$(82,095)	$—	$82,095	100%
Other (loss) income	$(27)	$(152)	$179	100%	$(1,046)	$(52)	$(994)	(100)%
Interest income decreased due to lower balances and average yield in our marketable securities portfolio for the three and nine months ended September 30, 2025.
The increase in sublease income for the nine months ended September 30, 2025 was primarily due to the recognition of a net loss of $3.5 million during the first quarter of 2024 in connection with a sublease termination.

Loss on debt extinguishment, which represents the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt, of $82.1 million was recorded for the nine months ended September 30, 2025, in connection with the Refinancing Transaction completed in March 2025.
Income Taxes
We are subject to U.S. federal, state and foreign income taxes. Our consolidated provision for income taxes and our effective income tax rate consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$(1,492)	$(2,224)	$(2,211)	$(2,967)
Effective income tax rate	5.3%	11.2%	(4.6)%	12.8%
For the nine months ended September 30, 2025, the primary difference between the effective tax rate and the federal statutory rate was driven by federal, state and foreign tax expense offset by the benefit of net operating losses utilized during the period and the full valuation allowance we established on our federal, state, and certain foreign deferred tax assets. For the nine months ended September 30, 2024, the primary difference between the effective tax rate and the federal statutory rate was driven by state and foreign tax expense.
Liquidity and Capital Resources
As of September 30, 2025, we had $647.8 million in cash and cash equivalents, and marketable securities. Since our inception, we have relied primarily on the proceeds from public and private sales of our equity securities, borrowings, government grants and revenues from product sales and collaboration agreements to fund our operations. Our funds are currently invested in money market funds, U.S. treasuries, U.S. government agency securities and corporate debt securities. We currently anticipate that our cash and cash equivalents, and short-term marketable securities as of September 30, 2025, and anticipated revenues from HEPLISAV-B will be sufficient to fund our operations for at least the next 12 months from the date of this filing.
Advance Payments received from CEPI to reserve a specified quantity of CpG 1018 adjuvant are initially accounted for as long-term deferred revenue. When we deliver CpG 1018 adjuvant to CEPI partners or when we receive payment from CEPI partners, we reclassify the Advance Payments from long-term deferred revenue to accrued liabilities. As of September 30, 2025, we had no CEPI-related net accounts receivable relating to Bio E. As of September 30, 2025, CEPI-related accruals and contract assets (net of allowance for doubtful accounts) related to Clover, totaled $60.3 million. As of September 30, 2025, the CEPI-related accrual relating to Clover may be repaid using cash to be collected from Clover or forgiven in accordance with the CEPI Agreement.
On April 26, 2023, we entered into a third amendment to the Bio E Supply Agreement (the “Bio E Amendment No. 3”). The Bio E Amendment No. 3 provided for additional payments of either $5.5 million in the event that Bio E receives at least $125.0 million, or $12.3 million in the event that Bio E receives at least $250.0 million in payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025. Bio E did not receive any payments from the Government of India for its CORBEVAX product by August 15, 2025. Accordingly, no accounts receivable is recorded from Bio E as of September 30, 2025.
In November 2024, our Board of Directors authorized a $200.0 million share repurchase program (the “Repurchase Program”). On November 8, 2024, we entered into a $100.0 million accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC, under which we made an upfront payment of $100.0 million and received an initial delivery of 6,149,116 shares on November 12, 2024. Repurchases under the ASR Agreement were completed on February 11, 2025, and upon final settlement, we received an additional 1,771,422 shares, bringing the total shares repurchased under the ASR Agreement to 7,920,538, based on the average daily volume-weighted average price ("VWAP") of our common stock over the repurchase period. In addition, during the nine months ended September 30, 2025, we repurchased 8,135,637 shares for approximately $91.7 million through open market transactions and 569,560 shares for approximately $8.0 million in privately negotiated transactions in connection with the March 13, 2025 Refinancing Transaction. As of September 30, 2025, we have completed all repurchases of our common stock under our Repurchase Program. All repurchased shares were retired upon receipt and returned to authorized and unissued status. See Note 11 – Common Stock, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

In October 2025, our Board of Directors authorized the New Repurchase Program to repurchase up to $100.0 million worth of our common stock.
Following the completion of the Refinancing Transaction, the total principal balance of our outstanding Convertible Notes as of September 30, 2025, was $261.0 million net of debt discount of $4.2 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes. The 2026 Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2030 Notes bear interest at 2.00% per year, payable semiannually on March 15 and September 15, starting September 15, 2025. The 2026 Notes and the 2030 Notes mature on May 15, 2026 and March 15, 2030, respectively, unless converted, redeemed or repurchased prior to such date. As of September 30, 2025, we reclassified the remaining principal balance of our 2026 Notes totaling $40.2 million from long-term liabilities to current liabilities as the 2026 Notes mature within 12 months of the reporting date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
As of September 30, 2025, we had $120.0 million remaining under the at-the-market Sales Agreement (the "ATM Agreement") with Cowen and Company, LLC (“Cowen”). We have not issued or sold any shares under the ATM Agreement during the nine months ended September 30, 2025.
Prior to January 1, 2021, we incurred net losses in each year since our inception. For the three and nine months ended September 30, 2025, we recorded net income and net loss of $26.9 million and $50.5 million, respectively. For the three and nine months ended September 30, 2024, we recorded net income of $17.6 million and $20.3 million, respectively. We cannot be certain that sales of our products, and the revenue from our other activities will be sustainable. Further, we expect to continue to incur substantial expenses as we continue investing in commercialization of HEPLISAV-B, advancing our research and development pipeline, and investing in clinical trials and other development. If we cannot generate a sufficient amount of revenue from product sales, we will need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed interest payment obligations, or both. In addition, these securities may have rights senior to those of our common stock and could include covenants that would restrict our operations.
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
Cash Flows
During the nine months ended September 30, 2025, we generated $37.6 million of cash in our operations, which consisted of i) a net loss of $50.5 million, ii) $138.5 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, inventory write off, accretion of discounts on marketable securities, stock-based compensation expense, bad debt expense, non-cash interest expense, loss on debt extinguishment, and iii) approximately $50.4 million net changes from operating assets and liabilities, which included an increase of $26.4 million in accounts and other receivables, net driven by higher sales, an increase of $6.9 million in inventories primarily related to higher number of batches produced, an increase of $2.3 million in prepaid expenses and other current assets primarily related to interest receivable, prepaid taxes, and prepaid insurance, a decrease of $5.1 million in accounts payable, a decrease of $3.2 million in lease liabilities and a decrease of $6.6 million in accrued and other liabilities. By comparison, during the nine months ended September 30, 2024, we generated $13.5 million of cash from our operations, which consisted of i) a net income of $20.3 million, ii) $42.0 million of net adjustments from non-cash items, which included depreciation and amortization, amortization of right-of-use assets, inventory write off, sublease termination loss, accretion of discounts on marketable securities, stock-based compensation expense, non-cash interest expense, and iii) approximately $48.8 million net changes from operating assets and liabilities, which included an increase of $30.7 million in accounts and other receivables, net driven by higher sales, an increase of $10.4 million in inventories primarily related to higher number of batches produced, an increase of $6.9 million in prepaid manufacturing related to prepayments made to third-party manufacturers of CpG 1018 adjuvant, and an increase of $2.6 million in prepaid assets and other current assets primarily related to interest receivable, prepaid taxes, and prepaid insurance. Net cash provided by operating activities is impacted by changes in our operating assets and liabilities due to timing of cash receipts and expenditures.
During the nine months ended September 30, 2025, net cash provided by investing activities was $129.0 million compared to $41.4 million of cash used in investing activities for the nine months ended September 30, 2024. Cash provided by investing activities during the nine months ended September 30, 2025 included $135.6 million of net proceeds from marketable securities compared to $38.5 million of net purchases of marketable securities for the nine months ended September 30, 2024. Net cash provided by investing activities during the nine months ended September 30, 2025, was partially offset by $6.6 million of net purchases of property and equipment.
During the nine months ended September 30, 2025, net cash used in financing activities was $103.9 million compared to $3.1 million of cash used in financing activities for the nine months ended September 30, 2024. Cash used in financing activities for the nine months ended September 30, 2025, included $80.9 million of payments for debt extinguishment, $101.2 million of payments for the repurchase of common stock, and $11.8 million for the payments of taxes related to net share settlement of RSUs, partially offset by $35.2 million of net proceeds from the issuance of the 2030 Notes net of debt issuance costs, $46.6 million of proceeds from the unwinding of capped call options, and $8.3 million of proceeds received from the exercise of options and from common stock purchases under our employee stock purchase plan. Cash used in financing activities for the nine months ended September 30, 2024, included $8.8 million for the payments of taxes related to net share settlement of RSUs, partially offset by proceeds received from the exercise of options and from purchases under our employee stock purchase plan for $5.7 million combined.
Contractual Obligations
On March 13, 2025, we issued $225.0 million of our 2.00% 2030 Notes as part of the Refinancing Transaction. Following the completion of the Refinancing Transaction, the total principal balance of our outstanding Convertible Notes as of September 30, 2025, was $261.0 million net of debt discount of $4.2 million, which comprised $225.0 million principal amount of the 2030 Notes and $40.2 million principal amount of the remaining 2026 Notes. The 2026 Notes bear interest at a rate of 2.50% per year, payable semiannually in arrears on May 15 and November 15 of each year. The 2030 Notes bear interest at 2.00% per year, payable semiannually on March 15 and September 15, starting September 15, 2025. The 2026 Notes and the 2030 Notes mature on May 15, 2026 and March 15, 2030, respectively, unless converted, redeemed or repurchased prior to such date. As of September 30, 2025, we reclassified the remaining principal balance of our 2026 Notes totaling $40.2 million from long-term liabilities to current liabilities as the 2026 Notes mature within 12 months of the reporting date. See Note 7 – Convertible Notes, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
We have entered into material purchase commitments with commercial manufacturers for the supply of HEPLISAV-B. As of September 30, 2025, our material non-cancelable purchase and other commitments for the supply of HEPLISAV-B totaled $83.2 million, which are expected to be paid through 2029.
In November 2025, we entered into the Vaxart Agreement. See Note 14 – Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.
There were no other material changes to the contractual obligations previously disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•As part of our strategy, we have obtained rights to vaccine candidates or technology from other parties, and we may acquire or obtain rights to other vaccine candidates or technology in the future. Any such agreements or transactions may not result in any of the benefits anticipated from such arrangements, which could adversely affect our ability to develop and commercialize potential future products.

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
Although we have had some success developing our field sales force following the launch of HEPLISAV-B, there is no guarantee that we will be able to generate sales at the same or improved rates going forward, if at all. In addition, retention of capable sales personnel may be more difficult for us compared to our competitors, as we focus on a single product offering. We must retain our sales force in order for HEPLISAV-B to maintain or expand its commercial presence.
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
Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. For example, during the year ended December 31, 2022, we recognized $587.7 million of CpG 1018 adjuvant revenue. However, our CpG 1018 adjuvant supply agreements expired at the end of 2022, and as a result, we did not recognize CpG 1018 adjuvant revenue for the years ended December 31, 2024 and December 31, 2023, nor for the nine months ended September 30, 2025. Similarly, if demand for HEPLISAV-B decreases from recent trends for any reason, that could also cause unexpected fluctuations in our quarterly and annual operating results.
The occurrence and timing of any transfer of control of product sold to customers can also be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. As an example, any future revenue we do receive from sales of our CpG 1018 adjuvant has been and will continue to be difficult to predict, if it materializes at all. Historically, we generally required customers to place orders for CpG 1018 adjuvant with at least six months lead time and to make an advance payment toward the finished order. Where we receive such advance payments, we record such payments as deferred revenue until we have delivered the adjuvant and met all criteria to recognize revenue. In accordance with our stated revenue policy, we historically recorded revenue for these contracts upon meeting all of the criteria for revenue recognition under Accounting Standards Codification 606, which includes, among other criteria, the transfer of control for CpG 1018 adjuvant to our customer. During the years ended December 31, 2024 and December 31, 2023, we did not receive any advanced payments from any of our customers to purchase CpG 1018 adjuvant. Our collaborators in many cases have purchase agreements with government agencies. If our collaborators do not receive payment from these agencies for any past or future adjuvant orders, our ability to collect our own receivables may be adversely affected. For example, as of December 31, 2024, we had recorded an allowance for doubtful accounts of $12.3 million in connection with our accounts receivable balance due from Bio E, which was determined by assessing changes in Bio E’s credit risk, contemplation of ongoing negotiations relating to an amendment to the supply agreement with Bio E, and Bio E’s dependence on cash collections from the Government of India, which did not materialize. Bio E did not receive any payments from the Government of India for its CORBEVAX product by August 15, 2025. Accordingly, no accounts receivable is recorded from Bio E as of September 30, 2025.
We have in the past, and may in the future, adjust delivery dates, allow cancellations or give concessions on outstanding receivables in certain circumstances to better enable our customers to meet their obligations, which can impact the timing or amount of our revenue recognition, cash collections and transfer of control. For example, in August and October 2022, we entered into amendments to our Supply Agreement, dated June 29, 2021, with Zhejiang Clover Biopharmaceuticals, Inc. and Clover Biopharmaceuticals (Hong Kong) Co., Limited (the "Clover Supply Agreement"), which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant deliverable under the agreement and/or reduce amounts receivable, which we originally intended to deliver in accordance with a purchase order previously issued by Clover, and apply prepayments Clover previously made to us as payment for portions of pending outstanding purchase orders. In January 2023, we entered into another amendment to the Clover Supply Agreement to modify the price per dose of CpG 1018 adjuvant paid by Clover for adjuvant used in finished vaccine doses sold through government procurement programs relating to the booster program promoted by the China National Health Commission. During the nine months ended September 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the Global Alliance for Vaccines and Immunization (“GAVI”) of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
In addition, in April 2023, we entered into the Bio E Amendment No. 3 and the CEPI-Bio E Assignment Agreement, pursuant to which CEPI forgave amounts outstanding relating to the Bio E CEPI Advance Payments and assumed our previous rights to collect $47.4 million of Bio E accounts receivable. Among other things, the CEPI-Bio E Assignment Agreement resulted in no accounts receivable from Bio E, the derecognition of $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments, and certain additional future payments contingent on Bio E’s receipt of payments from the Government of India associated with its CORBEVAX product on or before August 15, 2025, which did not materialize.
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
Prior to January 1, 2021, we had incurred losses in each year since we commenced operations in 1996. While we recognized revenue for the years ended December 31, 2021, 2022 and 2024, we recognized a net income of $26.9 million and a net loss of $50.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $953.7 million.

With our investment in the launch and commercialization of HEPLISAV-B in the U.S. and advancing our clinical trials in different indications, we have in the past, and could in the future, incur operating losses. Our expenses have increased substantially as we maintain our HEPLISAV-B commercial infrastructure, including investments in internal infrastructure to support our investments in manufacturing and supply chain commitments to maintain commercial supply of HEPLISAV-B. Further, we expect to increase research and development costs as we invest in our pipeline. We are already advancing a multi-program clinical pipeline leveraging CpG 1018 adjuvant to develop improved vaccines in indications with unmet medical needs including a Phase 1/2 clinical trial for shingles and additional clinical and manufacturing activities, including a Phase 2 clinical trial initiated in the third quarter of 2025 for plague, in collaboration with and fully funded by the U.S. Department of Defense (“DoD”). We expect research and development costs to increase further if we add additional programs to our pipeline. If we are not able to successfully execute our development plans to support advancement of our clinical pipeline on our expected timelines, we will not be able to generate the expected revenue streams from these programs, which would significantly harm our business prospects.
Sales of CpG 1018 adjuvant generated significant revenue during the COVID-19 pandemic, but we do not currently expect such revenues to continue in the long term, and we did not recognize any CpG 1018 adjuvant revenue in 2024 or during the nine months ended September 30, 2025. The timing for uptake of our products in the U.S. and abroad may further affect costs or losses related to commercialization. Due to the numerous risks and uncertainties associated with developing and commercializing vaccine products or other products we may choose to offer in the future, we are unable to predict the extent of any future losses or when, if ever, we will become profitable on an annual recurring basis, or, that if we are able to reach consistent profitability that it will be sustainable for any period of time.
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
In both domestic and foreign markets, our ability to achieve profitability will depend in part on the negotiation of a favorable price, as well as the availability of coverage and adequate reimbursement, from third-party payors, in particular for HEPLISAV-B, where existing products are already marketed. In the U.S., pricing for hepatitis B vaccines is currently stable and reimbursement is favorable as we believe private and public payors recognize the value of prophylaxis in this setting given the high costs of potential morbidity and mortality, and we have achieved coverage with most third-party payors. However, there is a risk that some payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include HEPLISAV-B. Reimbursement or pricing in jurisdictions outside the U.S. may be less favorable. Thus, there can be no assurance that HEPLISAV-B will achieve and sustain stable pricing and favorable reimbursement. Our ability to successfully obtain and retain market share and achieve and sustain profitability will be significantly dependent on the market’s acceptance of a price for HEPLISAV-B sufficient to achieve profitability, and future acceptance of such pricing. If we are not able to successfully retain and increase HEPLISAV-B market share, it may fail to reach its full revenue potential, which would adversely affect our financial results.
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
In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and applies as of January 12, 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member

States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected. In light of the fact that the UK has left the EU, Regulation No 2021/2282 on HTA does not apply in the UK. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products. For example, in March 2021, the UK introduced the Innovative Licensing and Access Pathway (“ILAP”) which brings together the MHRA, NICE, SMC and the All Wales Therapeutics and Toxicology Centre, to accelerate time to market for certain innovative products. The ILAP temporarily stopped accepting applications on November 20, 2024, and applications under a relaunched ILAP reopened in March 2025 with changes including improvements to interaction with the National Health Service and an amended eligibility and selection criteria.
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
As of September 30, 2025, we had $647.8 million in cash and cash equivalents, and marketable securities. Prior to January 1, 2021, we incurred net losses in each year since our inception. While we recognized revenue for the years ended December 31, 2021, 2022 and 2024, we recorded a net income of $26.9 million and a net loss of $50.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $953.7 million. We expect to continue to incur substantial expenses as we continue to invest in the commercialization and development of HEPLISAV-B and our CpG 1018 adjuvant, clinical trials for our pipeline candidates, and other development. If we cannot generate a sufficient amount of revenue from product sales, we may need to finance our operations through strategic alliance and licensing arrangements and/or future public or private debt and equity financings. Raising additional funds through the issuance of equity or debt securities could result in dilution to our existing stockholders, increased fixed payment obligations, or both. In addition, our Convertible Notes and other securities we issue in the future may have rights senior to those of our common stock and could include covenants that restrict our operations.
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
For example, in August and October 2022, we entered into amendments to the Clover Supply Agreement, which, among other things, modified the scope of the Clover Supply Agreement to reduce certain quantities of CpG 1018 adjuvant that we originally intended to deliver in accordance with a purchase order previously issued by Clover. As a result of the concessions made in the amendments to the Clover Supply Agreement, prior financial commitments made to certain CMOs to manufacture quantities of CpG 1018 adjuvant to fulfill the original Clover purchase order, and reduced demand for CpG 1018 adjuvant, we recorded write-offs of $13.9 million of CpG 1018 adjuvant raw materials inventory and $20.4 million of finished goods inventory during the year ended December 31, 2022. Relating to our Bio E Supply Agreement, we entered into an amendment and an assignment agreement in April 2023, pursuant to which (i) CEPI forgave the entirety of remaining amounts outstanding relating to the Bio E CEPI Advance Payments for CpG 1018 Materials allocated to Bio E and has assumed our previous rights to collect $47.4 million of Bio E accounts receivable, (ii) we collected $14.5 million from Bio E, resulting in no accounts receivable balance as of December 31, 2024 and September 30, 2025, and (iii) we derecognized a $47.4 million CEPI accrual in connection with the Bio E CEPI Advance Payments. It is possible we may have similar write-offs in the future. During the nine months ended September 30, 2025, we recorded an allowance for doubtful accounts of approximately $11.0 million relating to the contract asset recognized for Clover. This determination was based on our evaluation of credit risk associated with Clover, driven by the formal termination by the GAVI of its advanced purchase agreement option with Clover on April 24, 2025, Clover’s recent write-down of the carrying value of its CpG 1018 Materials, and Clover's liquidity position, as reflected by cash and cash equivalents reported in Clover’s audited consolidated statement of financial position as of December 31, 2024.
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
In April 2025, the U.S. government imposed a 10% baseline global tariff, and in August 2025, the U.S. government imposed higher “reciprocal” tariffs on numerous other territories, including EU Member States, with the potential for future increases or revisions.

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
We cannot predict the initiatives that may be adopted in the future or the effect any such initiatives may have on our business. However, in the future, there will likely continue to be additional proposals relating to the reform of the U.S. healthcare system, particularly in light of the recent U.S. Presidential and Congressional elections and other equivalent foreign systems, some of which could further limit coverage and reimbursement of products, including our product candidates. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug and vaccine costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug and vaccine approval process and reduce Medicaid enrollment and funding. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
In connection with our work with the U.S. Department of Defense ("DoD"), we have become a defense contractor, and are therefore subject to additional administrative burdens and control requirements in connection with the maintenance of that relationship.
In September 2021, we entered into an agreement with the DoD relating to the conduct of a clinical trial and studies in connection with the development of an improved plague vaccine. In July 2023, we entered into a contract modification with the DoD to support advancement into a nonhuman primate challenge study, and in December 2024, we entered into an agreement with the DoD to support additional Phase 2 clinical and manufacturing activities to be performed through the first half of 2027. In August 2025, we executed an amendment to the agreement to include additional clinical work through 2027. In connection with this agreement, we became subject to new administrative and control requirements, including certain reporting obligations as well as a requirement to develop, implement and maintain an International Traffic in Arms Regulations compliance program, among other things. Further, if our efforts result in an improved plague vaccine and we enter into a supply agreement for finished plague vaccines with the DoD, we expect that such a supply contract would impose additional administrative, control, compliance and other obligations. We have limited experience developing and administering such programs. Development and maintenance of such programs can be burdensome and costly and there can be no guarantee that we will be able to maintain compliance with all of the terms of such an agreement. As a federal government contractor, we also maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability, and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees, and may lead to other adverse operational impacts. Failure to comply with requirements applicable to us as a federal contractor could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments, or suspension or debarment from eligibility for future U.S. government contracts and could have a significant reputational or financial impact on our business and on our stock price.
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

As part of our strategy, we have obtained rights to vaccine candidates or technology from other parties, and we may acquire or obtain rights to other vaccine candidates or technology in the future. Any such agreements or transactions may not result in any of the benefits anticipated from such arrangements, which could adversely affect our ability to develop and commercialize potential future products.*

From time to time, we may acquire rights to, or enter into collaboration or other license agreements with respect to, new vaccine candidates programs to add to our clinical pipeline or obtain access to vaccine delivery or other technologies that we view as complementary to our business. For example, we entered into the Vaxart Agreement with Vaxart in November 2025. Such transactions or arrangements can be costly, complex and time-consuming to negotiate, document, implement and maintain. Any current or future transactions or arrangements, including the Vaxart Agreement, that we enter into may not be successful. Such transactions or arrangements may involve numerous risks and challenges, including but not limited to the following:

•integrating new vaccine candidates or technology into our business may require significant time, capital investment, and resources, and our efforts to achieve such integration may not be successful;

•new vaccine candidates or technology may require clinical and other development in compliance with strict regulatory standards before approval, and such development efforts may not be successful;

•we or our collaborators may not be successful in conducting or completing clinical and other development activities necessary to apply for regulatory approval required for commercialization;

•the results of clinical trials of new vaccine candidates or of preclinical studies and clinical trials of new vaccine candidates may not be sufficient to obtain regulatory approvals required for commercialization;

•our collaborators may delay, stop or provide insufficient funding or resources for clinical trials (whether as a result of a business decision or necessitated by financial difficulties of such collaborator) or may fail to perform other contractual obligations to us;

•we may be required to commit substantial additional resources to the development of additional vaccine candidates;

•even if a product is approved, it may not be commercially successful due to market competition, pricing pressures, or difficulties in commercial scaling and distribution;

•our failure to meet our obligations under collaboration or license agreements, such as payment of development, regulatory or commercial milestone payments or future royalties, could result in the termination of our rights;

•disputes may arise between us and our collaborators with respect to the ownership of intellectual property developed pursuant to our collaborations;

•our collaborators may infringe the intellectual property rights of third parties, exposing us to potential litigation and liability;

•third parties may challenge the validity, enforceability, or scope of patents claiming new vaccine candidates or technology, which may result in such patents being narrowed, invalidated or held unenforceable;

•the third-party licensor may fail to obtain or lose patent protection for new vaccine candidates or technology or issued patents claiming the vaccine candidates or technology may expire, which could impact our competitive position; or

•we may not be able to realize the anticipated benefits of or successfully integrate with our existing business any new vaccine candidates or technology.

If we are unable to successfully develop, obtain regulatory approval for, or commercialize new vaccine candidates, or if any related agreements are terminated, our business, financial condition, and results of operations could be materially and adversely affected.

We cannot ensure that we will be successful in selecting, executing and integrating any programs or technologies. Failure to manage and successfully develop these programs or technologies could materially harm our business and operating results. In addition, if stock market analysts or our stockholders do not support or believe in the value of the transactions or arrangements that we choose to undertake, or the vaccine candidates or technologies we choose to pursue, our stock price may decline.

In connection with these strategic arrangements, we could make investments to further our strategic objectives and support our key business initiatives. For example, as part of our license agreement with Vaxart we have made a strategic investment in Vaxart’s common stock. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments.

We must also analyze accounting and legal issues when making these investments. Such transactions or arrangements may result in complex accounting and disclosure requirements. These requirements could include the potential consolidation of another party’s financial results into our own. Such consolidation or other intricate accounting treatments may increase the complexity of our financial statements, making them more difficult for investors and other stakeholders to analyze and interpret. If we fail to accurately apply these requirements or effectively communicate the resulting impacts, we could face regulatory scrutiny, restatements, or reputational harm, which may adversely affect our financial condition and the market price of our securities.

Furthermore, we may seek to dispose of an investment from time to time. If our equity investments are not liquid, we may not be able to dispose of these investments on favorable terms or at all. The occurrence of any of these events could harm our results. Gains or losses from equity securities could vary from expectations.
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
•announcements related to any collaborations or licensing arrangements;

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
Under our universal shelf registration statement, we may sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, including pursuant to our sales agreement with Cowen & Company, LLC, under which we can offer and sell our common stock from time to time up to aggregate sales proceeds of $120.0 million. As of September 30, 2025, we had $120.0 million of our common stock remaining available for future issuance under our sales agreement with Cowen & Company, LLC. The sale or issuance of our securities, as well as the existence of outstanding options and shares of common stock reserved for issuance under our option and equity incentive plans also may adversely affect the terms upon which we are able to obtain additional capital through the sale of equity securities.

There can be no assurance with respect to the number of shares of our common stock repurchased under the share repurchase program or that our share repurchase program will provide the benefits anticipated.*

In October 2025, our Board of Directors authorized a share repurchase program (the "New Repurchase Program") to repurchase up to $100.0 million worth of our common stock, subject to market conditions. We can provide no assurance with respect to the final number of shares of our common stock that might be repurchased under the New Repurchase Program or that our New Repurchase Program or our capital allocation strategy in general will provide the benefits anticipated, and it may not prove to be the best use of our cash. The New Repurchase Program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will reduce our cash reserves.

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

Actions of activist stockholders against us have been and could be disruptive and costly, cause uncertainty about the strategic direction of our business, result in litigation, divert management’s and the Board of Director’s attention and resources, and have an adverse effect on our business and stock price.*

From time to time, we may be subject to proposals by activist stockholders urging us to take certain corporate actions or to nominate certain individuals to our Board of Directors. For example, we were recently engaged in a proxy contest in connection with our 2025 Annual Meeting of Stockholders. Stakeholder perception of our performance or stock price may attract future stockholder activism. Future activist stockholder matters, including any proxy contest and/or potential related litigation, could have a material adverse effect on us for the following reasons:

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
The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.*
From July 1 through September 30, 2025, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of the Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.*
From July 1 through September 30, 2025, the conditions allowing holders to convert all or any portion of their Convertible Notes were not met. In the event the conditional conversion feature of the Convertible Notes is triggered, the conversion of some or all of the Convertible Notes to shares of common stock may dilute the ownership interests of our stockholders. Upon conversion of either series of Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
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
The Capped Calls may affect the value of the Convertible Notes and our common stock.*
In connection with the issuance of the 2026 Notes, we entered into capped call options with the option counterparties totaling $27.2 million (the "Capped Calls") in 2021. The Capped Calls cover, subject to customary adjustments under the terms of the Capped Calls, the number of shares of common stock that initially underlie the Capped Calls. The Capped Calls are expected to offset the potential dilution to our common stock as a result of any conversion of the 2026 Notes, subject to a cap based on the cap price. As part of the Refinancing Transaction completed in March 2025, we unwound a portion of the Capped Calls and received $46.6 million in cash. Following the partial unwind, Capped Calls covering approximately 3,841,222 shares of common stock remain outstanding as of September 30, 2025.
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
ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.             MINE SAFETY DISCLOSURES
None.
ITEM 5.             OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

DYNAVAX TECHNOLOGIES CORPORATION

Date: November 5, 2025	By:	/s/ RYAN SPENCER
Ryan Spencer
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ KELLY MACDONALD
Kelly MacDonald
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2025	By:	/s/ JOSEPH A. METZINGER
Joseph A. Metzinger
Vice President, Chief Accounting Officer
(Principal Accounting Officer)